Form 10-Q
period 1995-04-30
TECH DATA CORP
filed 1995-06-14
CIK 790703

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  (Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended April 30, 1995

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

Commission file number  0-14625
                       ---------

                            TECH DATA CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                     No. 59-1578329
- -----------------------------------------                  -------------------
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

5350 Tech Data Drive, Clearwater, Florida                         34620
- -----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:(813) 539-7429
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                 CLASS                                       May 31, 1995
- ----------------------------------------                     ------------

Common stock, par value $.0015 per share                      37,815,794

                             TECH DATA CORPORATION

                Form 10-Q For The Quarter Ended April 30, 1995

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
         Item 1. Financial Statements

                 Consolidated Balance Sheet as of
                          April 30, 1995 (unaudited) and
                          January 31, 1995                                           3

                 Consolidated Statement of Income
                          (unaudited) for the three months ended
                          April 30, 1995 and 1994                                    4

                 Consolidated Statement of Cash Flows
                          (unaudited) for the three months
                          ended April 30, 1995 and 1994                              5

                 Notes to Consolidated Financial Statements
                          (unaudited)                                                6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       7-8


PART II. OTHER INFORMATION

         All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 1995.


SIGNATURES                                                                           9


                    TECH DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)


                                                           April 30,   January 31,
                                                             1995        1995
                                                          ----------   -----------
     ASSETS                                               (Unaudited)
     Current assets:
       Cash and cash equivalents                          $    562      $    496
       Accounts receivable, less allowance for
         doubtful accounts of $19,018 and $16,580          323,924       309,846
       Inventories                                         335,794       364,531
       Prepaid and other assets                             36,984        21,850
                                                          --------      --------
         Total current assets                              697,264       696,723
     Property and equipment, net                            53,034        51,042
     Excess of cost over acquired net assets, net            9,891        10,061
     Other assets                                           26,894        26,603
                                                          --------      --------
                                                          $787,083      $784,429
                                                          ========      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Revolving credit loans                             $283,650      $304,784
       Current portion of long-term debt                       544           542
       Accounts payable                                    211,908       194,213
       Accrued expenses                                     16,452        14,382
                                                          --------      --------
          Total current liabilities                        512,554       513,921
     Long-term debt                                          9,504         9,682
                                                          --------      --------
                                                           522,058       523,603
                                                          --------      --------
     Commitments and contingencies

     Shareholders' equity:
       Preferred stock, par value $.02; 226,500 shares
         authorized and issued; liquidation
         preference $.20 per share                               5             5
       Common stock, par value $.0015; 100,000,000
         shares authorized; 37,815,794 and 37,807,794
         issued and outstanding                                 57            57
       Additional paid-in capital                          128,720       127,947
       Retained earnings                                   133,618       131,769
       Cumulative translation adjustment                     2,625         1,048
                                                          --------      --------
          Total shareholders' equity                       265,025       260,826
                                                          --------      --------
                                                          $787,083      $784,429
                                                          ========      ========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                   (In thousands, except per share amounts)

                                                    Three months ended
                                                        April 30,
                                                --------------------------
                                                  1995              1994
                                                --------          --------
Net sales                                       $633,460          $530,469
                                                --------          --------


Cost and expenses:
  Cost of products sold                          587,244           485,312
  Selling, general and
    administrative expenses                       38,061            27,452
                                                --------          --------
                                                 625,305           512,764
                                                --------          --------

Operating profit                                   8,155            17,705
Interest expense                                   5,057             2,489
                                                --------          --------

Income before income taxes                         3,098            15,216
Provision for income taxes                         1,249             5,991
                                                --------          --------
Net income                                      $  1,849          $  9,225
                                                ========          ========


Net income per common share                     $   0.05          $   0.24
                                                ========          ========
Weighted average common
  shares outstanding                              38,063            38,318
                                                ========          ========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                              Three months ended
                                                                  April 30,
                                                                  ---------
                                                             1995           1994
                                                           --------      ---------
Cash flows from operating activities:
  Cash received from customers                             $615,340      $ 518,338
  Cash paid to suppliers and employees                     (585,490)      (522,936)
  Interest paid                                              (5,112)        (2,366)
  Income tax refunds received (taxes paid)                      591         (9,611)
                                                           --------      ---------
    Net cash provided by (used in) operating activities      25,329        (16,575)
                                                           --------      ---------

Cash flows from investing activities:
  Capital expenditures                                       (4,726)        (7,325)
                                                           --------      ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        773            865
  Net (repayments) borrowings under revolving credit loans  (21,134)        23,507
  Principal payments on long-term debt                         (176)           (43)
                                                           --------      ---------
     Net cash (used in) provided by financing activities    (20,537)        24,329
                                                           --------      ---------
     Net increase in cash and cash equivalents                   66            429
Cash and cash equivalents at beginning of period                496            678
                                                           --------      ---------

Cash and cash equivalents at end of period                 $    562      $   1,107
                                                           ========      =========

Reconciliation of net income to net cash provided by
 (used in) operating activities:
Net income                                                 $  1,849      $   9,225
                                                           --------      ---------

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                             3,954          1,682
    Provision for losses on accounts receivable               4,042          4,002
    (Increase) decrease in assets:
      Accounts receivable                                   (18,120)       (10,934)
      Inventories                                            28,737        (17,565)
      Prepaid and other assets                              (14,898)        (9,447)
    Increase (decrease) in liabilities:
      Accounts payable                                       17,695          7,492
      Accrued expenses                                        2,070         (1,030)
                                                           --------      ---------
        Total adjustments                                    23,480        (25,800)
                                                           --------      ---------

 Net cash provided by (used in) operating activities       $ 25,329      $ (16,575)
                                                           ========      =========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of April 30, 1995, and the results of their operations and cash flows for the three months ended April 30, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1996.

Net income per common share

         Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                    TECH DATA CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 1995 and 1994

Net sales increased 19.4% to $633.5 million in the first quarter of fiscal 1996 compared to $530.5 million in the first quarter last year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's customer base. The rate of growth in first quarter fiscal 1996 sales is lower than the rate of growth in the prior year, which is attributable to business interruptions caused by the conversion to a new computer system in December 1994. The Company's international sales grew 36% in the first quarter of fiscal 1996 compared to the prior year first quarter and were approximately 15% of fiscal 1996 first quarter consolidated net sales.

The cost of products sold as a percentage of net sales increased to 92.7% in the first quarter of fiscal 1996 from 91.5% in the prior year. This increase is a result of the Company's strategy of lowering selling prices in order to gain market share. In addition, the increase is also attributable to certain freight concessions made with customers during the first quarter of fiscal 1996 in order to ensure timely delivery of product.

Selling, general and administrative expenses increased by 38.6% to $38.1 million in the first quarter of fiscal 1996 compared to $27.5 million in the prior year and increased as a percentage of net sales to 6.0% of net sales in the first quarter of fiscal 1996 compared to 5.2% in the first quarter last year. The increase is primarily the result of expanded employment and increases in other administrative expenses, including expenses associated with the new computer system. Additionally, the increase in selling, general and administrative expenses as a percentage of sales in the first quarter of fiscal 1996 is attributable to the reduced rate of sales growth resulting from business interruptions caused by the December 1994 computer system conversion.

As a result of the factors discussed above, operating profit decreased 53.9% to $8.2 million, or 1.3% of net sales, in the first quarter of fiscal 1996, compared to $17.7 million, or 3.3% of net sales for the first quarter last year.

Interest expense increased in the first quarter of fiscal 1996 due to an increase in the Company's average outstanding indebtedness, combined with increases in short-term interest rates on the Company's floating rate indebtedness.

As a result of the factors discussed above, net income decreased 80.0% to $1.8 million, or $.05 per share, in the first quarter of fiscal 1996 compared to $9.2 million, or $.24 per share, in the prior year comparable quarter.

Liquidity and Capital Resources

Net cash provided by operating activities of $25.3 million during the first quarter of fiscal 1996 was primarily attributable to the Company's efforts to reduce inventory levels consistent with the lower rate of sales growth.

Net cash used in investing activities of $4.7 million during the first quarter of fiscal 1996 was a result of the Company making capital expenditures to expand the capacity of its systems, office and warehouse facilities. The Company expects to make capital expenditures of approximately $25 million during fiscal 1996 to further expand its office and warehouse facilities.

Net cash used in financing activities of $20.5 million during the first quarter of fiscal 1996 was primarily used to reduce borrowings under the Company's revolving credit loans.

The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $400 million, of which $284 million was outstanding at April 30, 1995. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs during fiscal 1996.

Asset Management

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases from manufacturers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory.

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its on-line computer system which contains detailed information on the customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit rating information on mutual customers. Customers who qualify for credit terms are typically granted net 20 or 30 day payment terms. The Company also sells product on a prepay, credit card or cash on delivery basis.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TECH DATA CORPORATION
                                               ---------------------
                                                    (Registrant)


Signature                         Title                                    Date
- ---------                         -----                                    ----
/s/ Steven A. Raymund     Chairman of the Board of                    June 13, 1995
- ---------------------     Directors and Chief
Steven A. Raymund         Executive Officer



/s/ Jeffery P. Howells    Senior Vice President of Finance            June 13, 1995
- ----------------------    and Chief Financial Officer
Jeffery P. Howells        (principal financial officer)



/s/ Joseph B. Trepani     Vice President and Worldwide                June 13, 1995
- ---------------------     Controller (principal accounting officer)
Joseph B. Trepani

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT
  NO.                   DESCRIPTION
- -------                 -----------

  27                    Financial Data Schedule
                        (for SEC use only)