Form 10-Q
period 1995-07-31
TECH DATA CORP
filed 1995-09-14
CIK 790703

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended July 31, 1995

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                      ---------   ---------

Commission file number   0-14625
                        ---------

                        TECH DATA CORPORATION
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Florida                              No. 59-1578329
----------------------------------                 -------------------
  (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

5350 Tech Data Drive, Clearwater, Florida                  34620
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (813) 539-7429
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X   No
                                 ---    ---
Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                                           Outstanding at
               CLASS                                       August 31, 1995
----------------------------------------                   ---------------
Common stock, par value $.0015 per share                     37,847,095

                        TECH DATA CORPORATION AND SUBSIDIARIES

                    Form 10-Q For The Quarter Ended July 31, 1995


                                       INDEX


PART I.   FINANCIAL INFORMATION                                      PAGE

          Item 1.  Financial Statements

                   Consolidated Balance Sheet as of
                      July 31, 1995 (unaudited) and
                      January 31, 1995                                 3

                   Consolidated Statement of Income
                      (unaudited) for the three and six
                      months ended July 31, 1995 and 1994              4

                   Consolidated Statement of Cash Flows
                      (unaudited) for the six months
                      ended July 31, 1995 and 1994                     5

                   Notes to Consolidated Financial Statements
                      (unaudited)                                      6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations      7-9


PART II.  OTHER INFORMATION                                            10

          Signatures                                                   11


                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                      July 31,     January 31,
                                                        1995         1995
                                                     ----------    ---------
ASSETS                                               (Unaudited)
Current assets:
 Cash and cash equivalents                            $    900      $    496
 Accounts receivable, less allowance for
  doubtful accounts of $22,175 and $16,580             349,626       309,846
 Inventories                                           320,300       364,531
 Prepaid and other assets                               17,830        21,850
                                                      --------      --------
  Total current assets                                 688,656       696,723
Property and equipment, net                             57,149        51,042
Excess of cost over acquired net assets, net             9,719        10,061
Other assets                                            24,383        26,603
                                                      --------      --------
                                                      $779,907      $784,429
                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving credit loans                               $280,468      $304,784
 Current portion of long-term debt                         547           542
 Accounts payable                                      205,335       194,213
 Accrued expenses                                       15,753        14,382
                                                      --------      --------
  Total current liabilities                            502,103       513,921
Long-term debt                                           9,358         9,682
                                                      --------      --------
                                                       511,461       523,603
                                                      --------      --------
Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares
  authorized and issued; liquidation
  preference $.20 per share                                  5             5
 Common stock, par value $.0015; 100,000,000
  shares authorized; 37,847,095 and
  37,807,794 issued and outstanding                         57            57
 Additional paid-in capital                            129,037       127,947
 Retained earnings                                     137,066       131,769
 Cumulative translation adjustment                       2,281         1,048
                                                       -------      --------
  Total shareholders' equity                           268,446       260,826
                                                       -------      --------
                                                      $779,907      $784,429
                                                      ========      ========

            The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                     (In thousands, except per share amounts)

                                          July 31,            July 31,
                                   -------------------  ----------------------
                                    1995       1994        1995        1994
                                   -------   --------   ----------  ----------
Net sales                          $708,836  $569,655   $1,342,296  $1,100,124
                                   --------  --------   ----------  ----------
Cost and expenses:
 Cost of products sold              658,723   521,877    1,245,967   1,007,189
 Selling, general and
  administrative expenses            39,457    29,244       77,518      56,696
                                   --------  --------   ----------   ---------
                                    698,180   551,121    1,323,485   1,063,885
                                   --------  --------   ----------   ---------
Operating profit                     10,656    18,534       18,811      36,239
Interest expense                      4,947     2,710       10,004       5,199
                                   --------  --------   ----------   ---------
Income before income taxes            5,709    15,824        8,807      31,040
Provision for income taxes            2,261     6,221        3,510      12,212
                                   --------  --------   ----------   ---------
Net income                         $  3,448  $  9,603   $    5,297   $  18,828
                                   --------  --------   ----------   ---------
Net income per common share        $    .09  $    .25   $      .14   $     .49
                                   ========  ========   ==========   =========

Weighted average common
  shares outstanding                 37,968    38,201       38,015      38,260
                                   ========  ========   ==========   =========
















           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                           Six months ended
                                                               July 31,
                                                       -----------------------
                                                          1995         1994
                                                       ----------   ----------
Cash flows from operating activities:
 Cash received from customers                          $1,293,940   $1,052,858
 Cash paid to suppliers and employees                  (1,246,781)  (1,074,217)
 Interest paid                                            (10,080)      (4,935)
 Income taxes paid                                         (1,386)     (16,680)
                                                       ----------   ----------
  Net cash provided by (used in) operating
   activities                                              35,693      (42,974)
                                                       ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                     (11,744)     (19,184)
                                                       ----------   ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                     1,090        1,380
 Net (repayments) borrowings under revolving
  credit loans                                            (24,316)      61,876
 Principal payments on long-term debt                        (319)        (940)
                                                       ----------   ----------
  Net cash (used in) provided by financing activities     (23,545)      62,316
                                                       ----------   ----------
  Net increase in cash and cash equivalents                   404          158
Cash and cash equivalents at beginning of period              496          678
                                                       ----------   ----------
Cash and cash equivalents at end of period             $      900   $      836
                                                       ==========   ==========
Reconciliation of net income to net cash provided by
 (used in) operating activities:
Net income                                             $    5,297   $   18,828
                                                       ----------   ----------
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                            7,998         3,833
  Provision for losses on accounts receivable              8,576         8,216
  (Increase) decrease in assets:
   Accounts receivable                                   (48,356)      (46,069)
    Inventories                                           44,231       (54,788)
    Prepaid expenses                                       4,020        (5,019)
    Other assets                                           1,434           252
  Increase (decrease) in liabilities:
   Accounts payable                                       11,122        38,003
   Accrued expenses                                        1,371        (6,230)
                                                      ----------    ----------
    Total adjustments                                     30,396       (61,802)
                                                      ----------    ----------
Net cash provided by (used in)
 operating activities                                 $   35,693   $   (42,974)
                                                      ==========   ===========

            The accompanying Notes to Consolidated Financial Statements are an  integral part of these financial statements.

                      TECH DATA CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of July 31, 1995, and the results of their operations and cash flows for the three and six months ended July 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1996.


Net income per common share

Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                       TECH DATA CORPORATION AND SUBSIDIARIES

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 1995 and 1994

Net sales increased 24.4% to $708.8 million in the second quarter of fiscal 1996 compared to $569.7 million in the second quarter a year ago. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's customer base. The rate of growth in second quarter fiscal 1996 sales is lower than the rate of growth in the prior year, although an improvement over first quarter fiscal 1996 sales growth of 19.4%, as the Company continues to recover from the effects of the business interruptions caused by the conversion to a new computer system in December 1994. The Company's international sales grew 31% in the second quarter of fiscal 1996 compared to the prior year second quarter and were approximately 14% of fiscal 1996 second quarter consolidated net sales.

The cost of products sold as a percentage of net sales increased to 92.9% in the second quarter of fiscal 1996 from 91.6% in the prior year. This increase is the result of the Company's strategy of lowering selling prices in order to maintain market share. In addition, the increase is also attributable to certain freight concessions made with customers during the second quarter of fiscal 1996 (though to a lesser extent than freight concessions made in the first quarter of fiscal 1996) in order to ensure timely delivery of product.

Selling, general and administrative expenses increased 34.9% to $39.5 million in the second quarter of fiscal 1996 compared to $29.2 million last year and increased as a percentage of net sales to 5.6%, compared to 5.1% in the second quarter last year. The increase is primarily the result of expanded employment and increases in other administrative expenses, including expenses associated with the new computer system. Additionally, the increase in selling, general and administrative expenses as a percentage of sales in the second quarter of fiscal 1996 is attributable to the reduced rate of sales growth resulting from business interruptions caused by the December 1994 computer system conversion.

As a result of the factors described above, operating profit decreased 42.5% to $10.7 million, or 1.5% of net sales, in the second quarter of fiscal 1996, compared to $18.5 million, or 3.3% of net sales for the second quarter last year.

Interest expense increased in the second quarter of fiscal 1996 due to an increase in the Company's average outstanding indebtedness over the prior year comparable period and, to a lesser extent, a higher average interest rate charged on such indebtedness.

As a result of the factors described above, net income decreased 64.1% to $3.4 million, or $.09 per share, in the second quarter of fiscal 1996 compared to $9.6 million, or $.25 per share, in the prior year comparable quarter.

Six Months Ended July 31, 1995 and 1994

Net sales increased 22.0% to $1.34 billion in the first six months of fiscal 1996 compared to $1.1 billion in the same period last year. Net income decreased 71.9% to $5.3 million, or $.14 per share, in the first six months of fiscal 1996 compared to $18.8 million, or $.49 per share, in the comparable prior year period.

(The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 1995 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources

Net cash provided by operating activities of $35.7 million during the first six months of fiscal 1996 was primarily attributable to the Company's efforts to reduce inventory levels consistent with the lower rate of sales growth.

Net cash used in investing activities of $11.7 million during the first six months of fiscal 1996 was a result of the Company making capital expenditures for computer systems development, expansion of the Company's headquarters facilities and the acquisition of equipment for distribution centers. The Company expects to make capital expenditures of approximately $25 million during fiscal 1996 for computer systems development and to further expand its office facilities and distribution centers.

Net cash used in financing activities of $23.5 million during the first six months of fiscal 1996 reflects the use of cash generated from operating activities (net of capital expenditures) to reduce borrowings under the Company's revolving credit loans.

The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $400 million, of which $280 million was outstanding at July 31, 1995. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs during fiscal 1996.

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

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the 1995 Annual Meeting of Shareholders held June 20, 1995, the shareholders approved the following items:

1. The election of one director (Daniel M. Doyle) to serve a two-year term expiring in 1997 and three directors (Charles E. Adair, Edward C. Raymund and John Y. Williams) to serve three-year terms expiring in 1998. Daniel M. Doyle received 32,543,622 votes cast in favor and 231,140 votes withheld. Charles E. Adair, Edward C. Raymund and John Y. Williams received 32,546,842, 32,547,240 and 32,544,540 votes cast in favor of such director and 227,920, 227,522 and 230,222 votes withheld, respectively.

2. A proposal to amend the Company's 1990 Incentive and Non-Statutory Stock Option Plan to provide that the Stock Option Committee be considered "Disinterested Administration" and be comprised of outside directors, as well as to establish a limitation on the total number of shares of Common Stock that may be granted to any single employee.

     The vote upon such proposal was 29,275,997 in favor, 3,005,308 against, 146,064 abstentions and 5,388,425 broker non-votes.

3. A proposal to approve the Non-Employee Directors' 1995 Non-Statutory Stock Option Plan.

     The vote upon such proposal was 31,091,509 in favor, 892,402 against, 200,557 abstentions and 5,631,326 broker non-votes.

4.   A proposal to approve the 1995 Employee Stock Purchase Plan.

     The vote upon such proposal was 30,601,719 in favor, 1,432,388 against, 150,361 abstentions and 5,631,326 broker non-votes.

5. A proposal to ratify the appointment of Price Waterhouse as independent auditors for the fiscal year ending January 31, 1996.

     The vote upon such proposal was 32,543,912 in favor, 106,274 against and 124,576 abstentions and 5,041,032 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                None

          (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed by the Company during the quarter ended July 31, 1995.

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

                                            TECH DATA CORPORATION
                                            ---------------------
                                                (Registrant)


Signature               Title                              Date


/s/ Steven A. Raymund   Chairman of the Board of           September 12, 1995
---------------------   Directors and Chief
Steven A. Raymund       Executive Officer



/s/ Jeffery P. Howells  Senior Vice President of Finance   September 12, 1995
----------------------  and Chief Financial Officer
Jeffery P. Howells      (principal financial officer)



/s/ Joseph B. Trepani   Vice President and Worldwide       September 12, 1995
---------------------   Controller (principal accounting
Joseph B. Trepani       officer)

                               INDEX TO EXHIBITS
                              -------------------

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule
                        (for SEC use only)