Form 10-Q
period 1995-10-31
TECH DATA CORP
filed 1995-12-12
CIK 790703

                              FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended October 31, 1995

                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     to

Commission file number  0-14625
                        -------
                   TECH DATA CORPORATION
      -------------------------------------------
   (Exact name of registrant as specified in its charter)

               Florida                   No. 59-1578329
   ---------------------------          ----------------
  (State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)      Identification No.)

5350 Tech Data Drive, Clearwater, Florida       34620
------------------------------------------   ---------
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

                           Yes  X      No
                              ------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
           CLASS                                November 30, 1995
--------------------------------                -----------------
Common stock, par value $.0015 per share            37,901,495

              TECH DATA CORPORATION AND SUBSIDIARIES

           Form 10-Q For The Quarter Ended October 31, 1995
           ------------------------------------------------

                               INDEX
                               -----

PART I.  FINANCIAL INFORMATION                                   PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of
                   October 31, 1995 (unaudited) and
                   January 31, 1995                               3

                  Consolidated Statement of Income
                   (unaudited) for the three and nine
                    months ended October 31, 1995 and 1994        4

                  Consolidated Statement of Cash Flows
                   (unaudited) for the nine months
                    ended October 31, 1995 and 1994               5

                  Notes to Consolidated Financial Statements
                   (unaudited)                                    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   7-9


PART II.  OTHER INFORMATION

          All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended
          October 31, 1995.


SIGNATURES                                                        10

                       TECH DATA CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                        (In thousands, except share amounts)

                                                   October 31,   January 31,
                                                       1995         1995
                                                  ------------  ------------
                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $    874     $    496
 Accounts receivable, less allowance for
  doubtful accounts of $23,201 and $16,580           416,382      309,846
 Inventories                                         378,969      364,531
 Prepaid and other assets                             26,030       21,850
                                                    --------     --------
  Total current assets                               822,255      696,723
Property and equipment, net                           63,143       51,042
Excess of cost over acquired net assets, net           9,549       10,061
Other assets, net                                     23,242       26,603
                                                    --------     --------
                                                    $918,189     $784,429
                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Revolving credit loans                             $267,371     $304,784
 Current portion of long-term debt                       549          542
 Accounts payable                                    344,746      194,213
 Accrued expenses                                     20,573       14,382
                                                    --------     --------
  Total current liabilities                          633,239      513,921
Long-term debt                                         9,211        9,682
                                                    --------     --------
                                                     642,450      523,603
                                                    --------     --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares
  authorized and issued; liquidation
  preference $.20 per share                                5            5
 Common stock, par value $.0015; 100,000,000
  shares authorized; 37,866,489 and
  37,807,794 issued and outstanding                       57           57
 Additional paid-in capital                          129,251      127,947
 Retained earnings                                   144,108      131,769
 Cumulative translation adjustment                     2,318        1,048
                                                    --------     --------
   Total shareholders' equity                        275,739      260,826
                                                    --------     --------
                                                    $918,189     $784,429
                                                    ========     ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       TECH DATA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)
                       (In thousands, except per share amounts)

                                  Three months ended     Nine months ended
                                     October 31,           October 31,
                                  ------------------  ----------------------
                                    1995      1994        1995       1994
                                  --------  --------  ----------  ----------

Net sales                         $843,286  $658,341  $2,185,582  $1,758,465
                                  --------  --------  ----------  ----------

Cost and expenses:
 Cost of products sold             784,601   604,526   2,030,568   1,611,715
 Selling, general and
  administrative expenses           42,179    33,068     119,697      89,764
                                  --------  --------  ----------  ----------
                                   826,780   637,594   2,150,265   1,701,479
                                  --------  --------  ----------  ----------

Operating profit                    16,506    20,747      35,317      56,986
Interest expense                     4,825     3,600      14,829       8,799
                                  --------  --------  ----------  ----------
Income before income taxes          11,681    17,147      20,488      48,187
Provision for income taxes           4,639     6,852       8,149      19,064
                                  --------  --------  ----------  ----------
Net income                        $  7,042  $ 10,295  $   12,339  $   29,123
                                  ========  ========  ==========  ==========
Net income per common share       $    .18  $    .27  $      .32  $      .76
                                  ========  ========  ==========  ==========
Weighted average common
  shares outstanding                38,171    38,300      38,068      38,273
                                  ========  ========  ==========  ==========

              The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                       TECH DATA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                   (In thousands)

                                                     Nine months ended
                                                        October 31,
                                                ----------------------------
                                                   1995             1994
                                                -----------      -----------

Cash flows from operating activities:
 Cash received from customers                   $2,066,067       $1,675,280
 Cash paid to suppliers and employees           (1,989,032)      (1,701,307)
 Interest paid                                     (14,957)          (8,721)
 Income taxes paid                                  (4,080)         (22,714)
                                                ----------       ----------
  Net cash provided by (used in)
   operating activities                             57,998          (57,462)
                                                ----------       ----------
Cash flows from investing activities:
 Capital expenditures                              (21,047)         (29,975)
                                                ----------       ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock              1,304            1,837
 Net (repayments) borrowings under
  revolving credit loan                            (37,413)          86,836
 Principal payments on long-term debt                 (464)            (982)
                                                ----------       ----------
  Net cash (used in) provided by
   financing activities                            (36,573)          87,691
                                                ----------       ----------
Net increase in cash and cash equivalents              378              254
Cash and cash equivalents at beginning of period       496              678
                                                ----------       ----------
Cash and cash equivalents at end of period      $      874       $      932
                                                ==========       ==========
Reconciliation of net income to net cash
 provided by (used in) operating activities:

Net income                                      $   12,339       $   29,123
                                                 ----------       ----------
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:

  Depreciation and amortization                     12,467            6,203
  Provision for losses on accounts receivable       12,979           13,242
  (Increase) decrease in assets:
    Accounts receivable                           (119,515)         (81,988)
    Inventories                                    (14,438)         (82,102)
    Prepaid and other assets                        (2,558)             583
  Increase (decrease) in liabilities:
    Accounts payable                               150,533           59,445
    Accrued expenses                                 6,191           (1,968)
                                                ----------       ----------
     Total adjustments                              45,659          (86,585)
                                                ----------       ----------
 Net cash provided by (used in)
  operating activities                          $   57,998       $  (57,462)
                                                ==========       ==========

             The accompanying Notes to Consolidated Financial Statements are an  integral part of these financial statements.

                       TECH DATA CORPORATION AND SUBSIDIARIES
                       --------------------------------------
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
                                   (UNAUDITED)
                                   -----------

Basis of presentation
---------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of October 31, 1995, and the results of their operations and cash flows for the three and nine months ended October 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 1995 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1996.

Revolving credit loans
----------------------

In October 1995, the Company renewed and extended its Receivables Securitization Program to December 31, 1996, and increased the amount that may be borrowed under this facility from $200 million to $250 million. With the increase in this facility, combined with the Company's other revolving credit loans, the Company may borrow up to $450 million, of which $267 million was outstanding at October 31, 1995.

Net income per common share
---------------------------

Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Primary earnings and fully diluted earnings per share are the same amounts for each of the periods presented.

                      TECH DATA CORPORATION AND SUBSIDIARIES
                      --------------------------------------
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      --------------------------------------
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------

Results of Operations
---------------------

Three Months Ended October 31, 1995 and 1994
--------------------------------------------

Net sales increased 28.1% to $843.3 million in the third quarter of fiscal 1996 compared to $658.3 million in the third quarter a year ago. Approximately $31 million of this increase is attributable to the sales of Microsofts Windows 95 product which was launched in August. The launch of Windows 95 is a one-time event and is not expected to reoccur in the fourth quarter. The remainder of the increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's customer base. The rate of growth in third quarter fiscal 1996 sales is lower than the rate of growth in the prior year, although an improvement over first and second quarter fiscal 1996 sales growth of 19.4% and 24.4%, respectively, as the Company continues to recover from the effects of the business interruptions caused by the conversion to a new computer system in December 1994. The Company's international sales grew 56% in the third quarter of fiscal 1996 compared to the prior year third quarter and were approximately 12% of fiscal 1996 third quarter consolidated net sales.

The cost of products sold as a percentage of net sales increased to 93.0% in the third quarter of fiscal 1996 from 91.8% in the prior year.
This increase is the result of competitive market conditions and to a lesser extent the Company's strategy of lowering selling prices in order to gain market share.

Selling, general and administrative expenses increased 27.6% to $42.2 million in the third quarter of fiscal 1996 compared to $33.1 million last year and as a percentage of net sales were 5.0% in the third quarter this year, compared to 5.0% in the third quarter last year. The dollar value increase is primarily the result of expanded employment and increases in other administrative expenses, including expenses associated with the new computer system.

As a result of the factors described above, operating profit decreased 20.4% to $16.5 million, or 2.0% of net sales, in the third quarter of fiscal 1996, compared to $20.7 million, or 3.2% of net sales for the third quarter last year.

Interest expense increased in the third quarter of fiscal 1996 due to an increase in the Company's average outstanding indebtedness over the prior year comparable period and, to a lesser extent, a higher average interest rate charged on such indebtedness.

As a result of the factors described above, net income decreased 31.6% to $7.0 million, or $.18 per share, in the third quarter of fiscal 1996 compared to $10.3 million, or $.27 per share, in the prior year comparable quarter.

Nine Months Ended October 31, 1995 and 1994
--------------------------------------------

Net sales increased 24.3% to $2.19 billion in the first nine months of fiscal 1996 compared to $1.76 billion in the same period last year. Net income decreased 57.6% to $12.3 million, or $.32 per share, in the first nine months of fiscal 1996 compared to $29.1 million, or $.76 per share, in the comparable prior year period.

(The underlying reasons for the fluctuations in the results of operations for the nine months ended October 31, 1995 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities of $58.0 million during the first nine months of fiscal 1996 was primarily attributable to the Company's efforts to reduce inventory levels consistent with the lower rate of sales growth.

Net cash used in investing activities of $21.0 million during the first nine months of fiscal 1996 was a result of the Company making capital expenditures for computer systems development, expansion of the Company's headquarters facilities and the acquisition of equipment for distribution centers. The Company expects to make capital expenditures of approximately $25 million during fiscal 1996 for computer systems development and to further expand its office facilities and distribution centers.

Net cash used in financing activities of $36.6 million during the first nine months of fiscal 1996 reflects the use of cash generated from operating activities (net of capital expenditures) to reduce borrowings under the Company's revolving credit loans.

In October 1995, the Company increased the amount that may be borrowed under its Receivables Securitization Program from $200 million to $250 million and extended the maturity date to December 31, 1996. The aforementioned loan modification increased the aggregate amount the Company may borrow to $450 million, of which $267 million was outstanding at October 31, 1995.

The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1997.

Asset Management
----------------

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases and cash purchases from manufacturers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory.

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its on-line computer system which contains detailed information on the customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit rating information on mutual customers. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card or cash on delivery basis.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECH DATA CORPORATION
                                          ---------------------
                                               (Registrant)


Signature                 Title                          Date
---------                 -----                          ----

/s/ Steven A. Raymund     Chairman of the Board of       December 12, 1995
---------------------      Directors and Chief
Steven A. Raymund          Executive Officer


/s/ Jeffery P. Howells    Senior Vice President of       December 12, 1995
----------------------     Finance and Chief Financial
Jeffery P. Howells         Officer (principal financial
                           officer)

/s/ Joseph B. Trepani     Vice President and Worldwide   December 12, 1995
---------------------      Controller (principal
Joseph B. Trepani          accounting officer)

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
  NO.                   DESCRIPTION
-------                 -----------

  27                    Financial Data Schedule
                         (for SEC use only)