Form 10-K
period 1996-01-31
TECH DATA CORP
filed 1996-04-23
CIK 790703

- -----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
               ----------------------------------------------

 (Mark one)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended January 31, 1996

                                 OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from      to

                     Commission file number 0-14625

                         TECH DATA CORPORATION
       (Exact name of registrant as specified in its charter)
           ----------------------------------------------

           Florida                             No. 59-1578329
- ----------------------------            ---------------------------
(State or other jurisdiction       (I.R.S. Employer Identification Number)
of incorporation or organization)

5350 Tech Data Drive, Clearwater, FL                34620
- ------------------------------------            -------------
(Address of principal executive offices)         (Zip Code)

           ----------------------------------------------
      Registrant's telephone number including area code: (813) 539-7429

           Securities registered pursuant to Section 12(g) of the Act:

                  Common stock, par value $.0015 per share.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X        No
                               ---         ----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [__]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31,
1996:     $558,900,000.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at March 31, 1996
   -------------------                     --------------------------------
Common stock, par value $.0015 per share               37,944,785

                   DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on June 25, 1996 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

- -----------------------------------------------------------------------------

                                  PART I
ITEM 1.  Business

     (a)     General development of business

     Tech Data Corporation (the "Company" or "Tech Data") was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. In the middle of fiscal 1984, the Company began marketing certain of its products to the newly emerging market of microcomputer dealers. By the end of fiscal 1984, the Company had withdrawn entirely from end-user sales, broadened its product line to include hardware products, and completed its transition to a wholesale distributor. The Company has since continually expanded its product lines and customer base.

     On May 31, 1989, the Company entered the Canadian market through the acquisition of a distributor subsequently named Tech Data Canada Inc. ("Tech Data Canada"). Tech Data Canada serves customers in all Canadian provinces and carries many of the same products offered by the Company.

     On March 24, 1994, the Company completed the non-cash exchange of 1,144,000 shares of its common stock for all of the outstanding capital stock of Softmart International, S.A. (subsequently named
Tech Data France, SNC)("Tech Data France"), a privately-held distributor of personal computer products based in Paris, France. Tech Data France is the largest French wholesale distributor of microcomputer products, representing leading manufacturers and publishers such as Apple, Compaq, Hewlett-Packard, Lotus and Microsoft. The acquisition was accounted for as a pooling-of-interests effective February 1, 1994; however, due to the immaterial size of the acquisition in relation to the consolidated financial statements, prior period financial statements were not restated.

     (b)     Financial information about industry segments

     The Company operates in only one business segment.

     (c)     Narrative description of business

General

     The Company is a leading distributor of microcomputer-related hardware and software products to value-added resellers ("VARs"), corporate resellers and retailers throughout the United States, France, Canada, Latin America and the Caribbean. The Company purchases its products directly from manufacturers and publishers in large quantities, maintains a stocking inventory of more than 25,000 products and sells to an active base of over 50,000 customers. The Company offers manufacturers of microcomputer hardware and publishers of software the ability to reach customers on a cost-efficient basis.

     The Company provides its customers with leading products in systems, networking, mass storage, peripherals and software from more than 600 manufacturers and publishers such as Apple, Bay Networks, Canon, Compaq, Computer Associates, Cisco, Corel, Digital Equipment, Epson, Hewlett-Packard, IBM, Intel, Kingston, Lotus, Microsoft, NEC Technologies, Novell, Okidata, Quarterdeck, Seagate, SCO, Symantec, 3Com, Toshiba and U.S. Robotics.

     The Company delivers products throughout the United States, France, Canada, Latin America and the Caribbean from its ten distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft. Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); and Bobigny (Paris), France. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing customers' need to invest in inventory.

     To complement its distribution activities, the Company maintains a staff of technical advisers who assist customers by telephone either for free or on a user-fee basis. The Company offers educational and promotional seminars on the products sold by the Company in various cities around the United States, France, Canada, and Latin America. The Company also provides advertising and other marketing assistance to its customers using funds and materials provided by manufacturers and publishers.

Industry

     The microcomputer products industry has proven to be well-suited for wholesale distribution. The large number and diversity of resellers makes it cost efficient for manufacturers and publishers to rely on wholesale distributors to assume responsibility for at least some portion of their distribution, credit, marketing and support requirements. Similarly, due to the large number of microcomputer product manufacturers and publishers, VARs, computer resellers and retailers often cannot efficiently establish direct purchasing relationships and instead rely on wholesale distributors, such as Tech Data, to satisfy a significant portion of their product, financing, marketing and technical support needs.

     As a result of the use of open systems and off-the-shelf components, hardware and software products are increasingly viewed as commodities. The resulting price competition has prompted manufacturers and publishers to rely on more cost-efficient methods of distribution. This, coupled with shorter product life cycles, has benefited distributors like Tech Data, which offer vendors an efficient mechanism for marketing, distributing and supporting their products. The Company has a competitive advantage over certain other distributors who do not have the low cost structure to compete on the basis of price and service and who do not have adequate access to capital to finance their growth.

     The rates of growth of the wholesale distribution segment of the microcomputer industry and the Company continue to outpace that of the microcomputer industry as a whole for three principal reasons.
First, more manufacturers and publishers are using the wholesale distribution channel as declining product prices, coupled with rising selling costs, make it difficult for manufacturers and publishers to efficiently deal directly with VARs, corporate resellers and retailers. Second, the Company believes that customers are increasingly relying on wholesale distributors such as Tech Data for inventory management and credit rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. Third, consolidation in the wholesale distribution industry continues as access to financial resources and economies of scale become more critical and as certain manufacturers and publishers limit the number of authorized distributors for their respective products.

Business Strategy

     To maintain its leadership position in wholesale distribution, the Company's business strategy includes the following main elements:

     Customer focus. The Company has historically focused its marketing on VARs, who integrate proprietary software with products provided by manufacturers and distributors. VARs currently represent approximately 70% of the Company's total sales with franchisees, corporate resellers and retailers accounting for the balance.
Management expects total industry sales to VARs to remain one of the fastest growing segments of the microcomputer industry as businesses of all sizes increasingly rely on VARs. Accordingly, management expects more manufacturers and publishers to utilize Tech Data to supply products to the VAR market. Recently, Tech Data also has sought to increase its market share with retailers and computer superstores (such as CompUSA and Computer City), corporate resellers (such as CompuCom Systems and InaCom) and franchisees and other affiliates of companies such as Intelligent Electronics and MicroAge.

     Operating efficiencies and economies of scale. The Company's operations are structured to realize operating efficiencies both for itself and its customers, to benefit from economies of scale in product purchasing, financing and working capital management, and to provide an efficient distribution system focusing on ease of order placement, speed of delivery, facilitation of product returns and reduction of freight costs.

     Products. The Company's objective is to offer its customers a broad assortment of leading technology products. Management believes that the Company provides manufacturers and publishers an efficient channel through which to access VARs, corporate resellers and retailers, thereby eliminating direct selling expenses and direct credit risk. Currently the Company offers more than 25,000 products from more than 600 manufacturers and publishers. By offering a broad product assortment, customers are able to more efficiently procure product from a single source and aggregate their purchases.

Vendor Relations

     Due to the proliferation of relatively small VARs and computer dealers which purchase a limited volume of products from any single manufacturer, it is more cost efficient for most manufacturers to rely upon distributors, such as Tech Data, rather than to maintain their own sales forces to market, distribute and support products. The Company's market presence and financial condition have enabled it to obtain vendor contracts with leading manufacturers and publishers to purchase large quantities of products that the Company sells at competitive prices.

     The Company sells products for manufacturers and publishers generally on a nonexclusive basis. The Company's supplier agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 60 days notice. Such agreements generally contain stock rotation and price protection provisions which reduce, in part, the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Management." Virtually none of the Company's supplier agreements requires it to sell a specified quantity of products or restricts the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand and vendor distribution policies. No single vendor accounted for more than 10% of the Company's net sales during fiscal 1996, 1995 or 1994.

     In addition to providing manufacturers and publishers with one of the largest bases of VARs in the United States, France, Canada, Latin America and the Caribbean, the Company also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its customers.

     From time to time, the demand for certain products sold by the Company exceeds the supply available from the manufacturer or publisher. The Company then receives an allocation of the products available. Management believes that the Company's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

Products and Customers

     The Company sells computer-related hardware and software products such as networks, disk drives, microcomputers, printers, terminals, operating systems and application software purchased directly from manufacturers and publishers in large quantities for sale to an active customer base of more than 50,000 VARs, corporate resellers and retailers. The Company pursues a strategy of expanding its product line to offer its customers a broad assortment of products.

     The Company's VAR customers typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. These resellers generally have annual revenues of less than $5 million and rely on distributors as their principal source of computer products and financing. Corporate resellers and retailers, on the other hand, often establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors for slower-moving products from numerous smaller manufacturers and publishers and for fill-in orders of fast moving products. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than 4% of the Company's net sales during fiscal 1996, 1995 or 1994.

Sales and Marketing

     Currently, the Company's sales force consists of approximately 40 field sales representatives and 650 inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by a team of inside telemarketing sales representatives covering a designated territory. Territories with no field representation are serviced exclusively by the inside telemarketing sales representatives.
Customers rely upon the Company's product catalogs and frequent mailings as sources for product information, including prices.

     Customers typically call their inside sales representative toll-free to place orders for same-day or next-day shipment. The Company's on-line computer system allows the inside sales representative to check for current stocking levels in each of the seven United States distribution centers. Likewise, inside sales representatives in Canada and France can check on stocking levels in the two Canadian and one
French distribution center, respectively. Through "Tech Data On-Line", the Company's proprietary electronic on-line system, customers can gain remote access to the Company's data processing system to check product availability and pricing and to place an order. Certain of the Company's larger customers have available electronic data interchange
("EDI") services whereby orders, order acknowledgments, invoices, inventory status reports, price catalogs and other industry standard EDI transactions are consummated on-line which improves efficiency and timeliness for both the Company and the customer. Assuming adequate stock and available customer credit, customer orders received by 5:00 p.m. local time will generally be shipped that same day from the distribution facility nearest the customer. The Company's centralized, processing capability generally permits a customer located within 250 miles of a distribution center to receive goods by inexpensive UPS ground service the next day.

     The Company provides comprehensive training to its field and inside sales representatives regarding technical characteristics of products and the Company's policies and procedures. Each new sales representative attends a six-week course given by the Company. In addition, the Company's ongoing training program is supplemented by product seminars offered by manufacturers and publishers.

Competition

     The Company operates in a market characterized by intense competition. Competition within the industry is based on product availability, price, delivery and various types of support provided by the distributor to the reseller. The Company believes that it is equipped to compete effectively with other distributors in these areas. Major competitors include Ingram Micro, Inc., Merisel, Inc. and a variety of other competitors. Some of the Company's competitors are larger and have greater resources than the Company.

     The Company also faces competition from manufacturers and publishers who can offer customers lower prices than the Company. The Company, nevertheless, believes that in the majority of cases, manufacturers and publishers choose to sell products though distributors rather than directly because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that the Company's prompt delivery of products and efficient handling of returns provide an important competitive advantage over manufacturers' and publishers' efforts to market their products directly.

Employees

     On January 31, 1996, the Company had approximately 2,625 full-time employees. The Company enjoys excellent relations with its employees, all of whom are non-union.

     (d) Financial information about foreign and domestic operations and export sales

     The geographic areas in which the Company operates are the United States (United States including exports to Latin America and the Caribbean) and International (France and Canada). See Note 10 of Notes to Consolidated Financial Statements regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

Executive Officers

     Steven A. Raymund, Chief Executive Officer and Chairman of the Board of Directors, age 40, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

     A. Timothy Godwin, Vice Chairman, President, Chief Operating Officer and Director, age 46, joined the Company in July 1989 as Senior Vice President of Finance and assumed the responsibilities of Chief
Financial Officer in November 1989. He was appointed to the Board of Directors in March 1991 and was promoted to the position of President and Chief Operating Officer in November 1991. In September 1995,
Mr. Godwin was appointed Vice Chairman. Prior to joining the Company, Mr. Godwin was employed by Price Waterhouse from 1974 to June 1989, most recently as audit partner from July 1987 to June 1989. Mr. Godwin is a Certified Public Accountant and holds a B.S. Degree in Accounting from the University of West Florida.

     Peggy K. Caldwell, Senior Vice President of Sales and Marketing, age 50, joined the Company in May 1992 as Senior Vice President of Marketing and in February 1996 was appointed to the position of Senior Vice President of Sales and Marketing. Prior to joining the Company, she was employed by International Business Machines Corporation for 25 years, most recently serving in a variety of senior management positions in the National Distribution Division. Ms. Caldwell holds a B.S. Degree in Mathematics and Physics from Bucknell University.

     Lawrence W. Hamilton, Senior Vice President of Human Resources, age 38, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996.
Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

     Jeffery P. Howells, Senior Vice President of Finance and Chief Financial Officer, age 39, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President of Finance and Chief Financial Officer. From June 1991 through September 1991 he was employed as Vice President of Finance of Inex Vision Systems. From 1979 to May 1991 he was employed by Price Waterhouse, most recently as a Senior Audit Manager. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

     James T. Pollard, Senior Vice President of Logistics and Chief Information Officer, age 49, joined the Company in October 1993. Prior to joining the Company, he was employed by Florida Power Corporation from September 1990 through September 1993, most recently as Director - Information Services. From November 1984 to September 1990 he was employed by Southern California Gas Company as Senior Vice President. Mr. Pollard holds a B.S. Degree in Business Finance from the University of Utah and a Masters in Business Administration Degree from the University of South Florida.

     Patrick O. Connelly, Vice President of Worldwide Credit Services, age 50, joined the Company in August 1994. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a B.A. Degree in History and French from the University of Texas at Austin.

     Charles V. Dannewitz, Vice President of Taxes, age 41, joined the Company in February 1995. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

     Bruce D. Eden, Vice President of MIS, age 53, joined the Company in
January 1994 as Director of Information Technology.   In February 1995,
he was promoted to Vice President of MIS. Prior to joining the Company, Mr. Eden was engaged as an independent consultant from February 1993 to December 1993. From March 1987 to February 1993 Mr. Eden was employed by Pacific Enterprises as Director of Information Systems. Mr. Eden holds a B.A. Degree in Economics from CUNY.

     Yuda Saydun, Vice President and General Manager - Latin America, age 43, joined the Company in May 1993. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.

     Arthur W. Singleton, Vice President, Treasurer and Secretary, age 35, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to December 1989, most recently as an Audit Manager. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

     Joseph B. Trepani, Vice President and Worldwide Controller, age 35, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to June 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

     David R. Vetter, Vice President and General Counsel, age 37, joined the Company in June 1993. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to June 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds a B.A. Degree in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.

ITEM 2.  Properties

     Tech Data's executive offices, located in Clearwater, Florida, is owned by the Company. In addition, the Company leases distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft.
Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); and Bobigny (Paris), France. The Company also operates training centers in eleven cities in the U.S. and Canada.

     During fiscal 1996, the Company completed a 75,000 square foot administration building on its main Clearwater campus and expanded its South Bend, Miami, Paulsboro, Mississauga, Richmond and Atlanta distribution centers. The facilities of the Company are substantially utilized, well-maintained and are adequate to conduct the Company's current business.

ITEM 3.  Legal Proceedings

     There are no material legal proceedings pending against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 1996.

                               PART II

ITEM 5.   Market for the Registrant's Common Stock and Related
          Shareholder Matters

     The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sales prices for the Company's common stock as reported by the Nasdaq Stock Market. The approximate number of shareholders as of January 31, 1996 was 15,000.


                                                          Sales Price
                                                        ----------------
                                                         High      Low
Fiscal year 1996                                        -------  -------
- ----------------
Fourth quarter                                          $17 7/8  $11 1/4
Third quarter                                            14 3/4   11 1/8
Second quarter                                           15 1/4    8 1/4
First quarter                                            14 1/4    9 5/8

Fiscal year 1995
- ----------------
Fourth quarter                                          $20      $11 3/8
Third quarter                                            20       15
Second quarter                                           19 1/4   14
First quarter                                            22 1/8   16 1/4

ITEM 6.  Selected Financial Data

                               FIVE YEAR FINANCIAL SUMMARY
                          (In thousands, except per share data)


                                                       Year ended January 31,
                                    ------------------------------------------------------
                                       1996        1995        1994        1993     1992
                                    ----------  ----------  ----------  --------  --------
Income statement data:
Net sales                           $3,086,620  $2,418,410  $1,532,352  $978,862  $646,961
Cost and expenses:                  ----------  ----------  ----------  --------  --------
  Cost of products sold              2,867,226   2,219,122   1,397,967   885,292   579,766
  Selling, general and
  administrative expenses              163,790     127,951      79,390    57,556    44,089
                                     ---------   ---------   ---------  --------   -------
                                     3,031,016   2,347,073   1,477,357   942,848   623,855
                                     ---------   ---------   ---------  --------   -------
Operating profit                        55,604      71,337      54,995    36,014    23,106
Interest expense                        20,086      13,761       5,008     3,973     4,078
                                     ---------   ---------   ---------  --------   -------
Income before income taxes              35,518      57,576      49,987    32,041    19,028
Provision for income taxes              13,977      22,664      19,774    12,259     7,141
                                     ---------   ---------   ---------  --------   -------
Net income                          $   21,541  $   34,912  $   30,213  $ 19,782  $ 11,887
                                    ==========  ==========  ==========  ========  ========
Net income per common share*        $      .56  $      .91  $      .83  $    .63  $    .44
                                    ==========  ==========  ==========  ========  ========
Dividends per common share              --          --           --        --         --
                                    ==========  ==========  ==========  ========  ========
Weighted average common
shares outstanding*                     38,138      38,258      39,590    31,402    26,966
                                    ==========  ==========  ==========  ========  ========


Balance sheet data:
Working capital                     $  201,704  $  182,802  $  165,366  $ 89,344  $ 78,445
Total assets                         1,043,879     784,429     506,760   326,885   200,476
Revolving credit loans                 283,100     304,784     153,105    89,198    36,708
Long-term debt                           9,097       9,682       9,467     9,638     9,818
Shareholders' equity                   285,698     260,826     213,326   115,047    94,565
_________

* Amounts have been adjusted to reflect the two-for-one stock split declared on March 21, 1994.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

    The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three preceding fiscal years.

                                                 Percentage of net sales
                                                  Year Ended January 31,
                                                 ------------------------
Net sales                                        100.0%   100.0%    100.0%
Cost and expenses:                               -----    -----     -----
 Cost of products sold                            92.9     91.7      91.2
 Selling, general and administrative expenses      5.3      5.3       5.2
                                                 -----    -----     -----
                                                  98.2     97.0      96.4
                                                 -----    -----     -----
Operating profit                                   1.8      3.0       3.6
Interest expense                                    .6       .6        .3
                                                 -----    -----     -----
Income before income taxes                         1.2      2.4       3.3
Provision for income taxes                          .5       .9       1.3
                                                 -----    -----     -----
Net income                                          .7%     1.5%      2.0%
                                                 =====    =====     =====

Fiscal Years Ended January 31, 1996 and 1995

     Net sales increased 27.6% to $3.09 billion in fiscal 1996 compared to $2.42 billion in the prior year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with increases in the Company's market share. The rate of growth in fiscal year 1996 is lower than the rate of growth in the prior year as the Company continued to recover from the effects of the business interruptions caused by the conversion to a new computer system in December 1994. The Company's international sales in fiscal 1996 were approximately 14% of consolidated net sales.

     The cost of products sold as a percentage of net sales increased from 91.7% in fiscal 1995 to 92.9% in fiscal 1996. This increase is a result of competitive market prices, the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers, as well as certain freight concessions made with customers in order to ensure timely delivery of product during the first and second quarters of fiscal 1996.

     Selling, general and administrative expenses increased from $128.0 million in fiscal 1995 to $163.8 million in fiscal 1996, and as a percentage of net sales were 5.3% in fiscal 1996 and fiscal 1995. The dollar value increase in selling, general and administrative expenses is primarily a result of expanded employment and increases in other administrative expenses needed to support the increased volume of business, as well as expenses associated with the new computer system.

     As a result of the factors described above, operating profit in fiscal 1996 decreased 22.1% to $55.6 million, or 1.8% of net sales, compared to $71.3 million, or 3.0% of net sales, in fiscal 1995.

     Interest expense increased due to an increase in the Company's average outstanding indebtedness, combined with increases in short-term interest rates on the Company's floating rate indebtedness.

     Net income in fiscal 1996 decreased 38.3% to $21.5 million, or $.56 per share, compared to $34.9 million, or $.91 per share, in the prior year.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for the Company's fiscal year ending January 31, 1997. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures in fiscal 1997.

Fiscal Years Ended January 31, 1995 and 1994

     Net sales increased 57.8% to $2.42 billion in fiscal 1995 compared to $1.53 billion in the prior year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's customer base. This increase is partially offset by lower than anticipated sales growth in the fourth quarter of fiscal 1995 due to business interruptions caused by the December 1994 computer system conversion. Fiscal 1995 also includes the results for the two companies that were acquired at the beginning of the year (U.S. Software Resource, Inc. and Softmart International, S.A.). The Company's international sales in fiscal 1995 were approximately 13% of consolidated net sales.

     The cost of products sold as a percentage of net sales increased from 91.2% in fiscal 1994 to 91.7% in fiscal 1995. This increase is a result of the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased from $79.4 million in fiscal 1994 to $128.0 million in fiscal 1995, and increased as a percentage of net sales to 5.3% in fiscal 1995 compared to 5.2% in the prior year. The increase in selling, general and administrative expenses is primarily a result of expanded employment and increases in other administrative expenses needed to support the increased volume of business. Additionally, the increase in selling, general and administrative expenses as a percentage of sales in fiscal 1995 is attributable to the lower than anticipated fourth quarter sales growth due to business interruptions caused by the computer system conversion.

     Operating profit in fiscal 1995 increased 29.7% to $71.3 million, or 3.0% of net sales, compared to $55.0 million, or 3.6% of net sales, in fiscal 1994. The decline in operating profit as a percentage of sales in fiscal 1995 is attributable to the Company's strategy of targeting return on shareholders' equity as opposed to a stated operating profit margin. Additionally, the decline in the operating profit margin was impacted by the lower than anticipated sales growth in the fourth quarter of fiscal 1995 caused by the computer system conversion.

     Interest expense increased due to an increase in the Company's average outstanding indebtedness, combined with increases in short-term interest rates on the Company's floating rate indebtedness.

     Net income in fiscal 1995 increased 15.6% to $34.9 million, or $.91 per share, compared to $30.2 million, or $.83 per share, in the prior year.

Impact of Inflation

     The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts.

Liquidity and Capital Resources

     Net cash provided by operating activities of $47.3 million in fiscal 1996 was primarily attributable to the Company's effort to increase its use of trade indebtedness to finance increases in inventories and accounts receivable.

     Net cash used in investing activities of $26.4 million in fiscal 1996 was a result of the Company making capital expenditures for computer system development and expansion of the capacity of its office facilities and distribution centers. The Company expects to make capital expenditures of approximately $25 million during fiscal 1997 to further expand its office facilities and distribution centers.

     Net cash used in financing activities of $20.2 million in fiscal 1996 reflects the use of cash generated from operating activities to reduce borrowings under the Company's revolving credit loans.

     In October 1995, the Company increased the amount that may be borrowed under its Receivables Securitization Program from $200 million to $250 million. The Company currently maintains domestic and foreign revolving credit loan agreements (including the Receivables Securitization Program) with a total of nine financial institutions providing for maximum short-term borrowings of approximately
$450 million, of which $283.1 million was outstanding.

     The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from its vendors and proceeds from public offerings of its common stock to satisfy its capital needs and finance its growth. Management believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs for the year ending January 31, 1997.

Asset Management

     The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases and cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit rating information on mutual customers. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floorplan basis.

Comments on Forward-Looking Information

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission on March 26, 1996 outlining cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within Items 1 and 7 of this Form 10-K, should be considered in conjunction with the information included within the Form 8-K.

ITEM 8.  Financial Statements

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries at January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Tampa, Florida
March 15, 1996

                            REPORT OF MANAGEMENT

To Our Shareholders:

     The management of Tech Data Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related financial information contained in this Annual Report. The financial statements have been prepared by the Company in accordance with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

     The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The design, monitoring and revisions of the system of internal accounting controls involves, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures.

     The Audit Committee of the Board of Directors is responsible for recommending to the Board, subject to shareholder approval, the independent certified public accounting firm to be retained each year. The Audit committee meets periodically with the independent accountants and management to review their performance and confirm that they are properly discharging their responsibilities. The independent accountants have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.



Steven A. Raymund                   Jeffery P. Howells
Chairman of the Board Directors     Senior Vice President of Finance
and Chief Executive Officer         and Chief Financial Officer
March 15, 1996

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                January 31,
                                                        --------------------------
                                                           1996            1995
                                                        ----------      ----------

                                         ASSETS

Current assets:
  Cash and cash equivalents                             $    1,154       $    496
  Accounts receivable, less allowance
    of $22,669 and $16,580                                 445,202        309,846
  Inventories                                              465,422        364,531
  Prepaid and other assets                                  39,010         21,850
                                                        ----------       --------
    Total current assets                                   950,788        696,723
Property and equipment, net                                 61,610         51,042
Excess of cost over acquired net assets, net                 6,376         10,061
Other assets, net                                           25,105         26,603
                                                        ----------       --------
                                                        $1,043,879       $784,429
                                                        ==========       ========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loans                                $  283,100       $304,784
  Current portion of long-term debt                            519            542
  Accounts payable                                         433,374        194,213
  Accrued expenses                                          32,091         14,382
                                                          --------       --------
    Total current liabilities                              749,084        513,921
Long-term debt                                               9,097          9,682
                                                          --------       --------
                                                           758,181        523,603
                                                          --------       --------

Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5              5
  Common stock, par value $.0015; 100,000,000
    shares authorized; 37,930,655
    and 37,807,794 issued and outstanding                       57             57
  Additional paid-in capital                               130,045        127,947
  Retained earnings                                        153,310        131,769
  Cumulative translation adjustment                          2,281          1,048
                                                        ----------       --------
    Total shareholders' equity                             285,698        260,826
                                                        ----------       --------
                                                        $1,043,879       $784,429
                                                        ==========       ========


        The accompanying Notes to Consolidated Financial Statements are an
                   integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)

                                                        Year ended January 31,
                                                  ----------------------------------
                                                     1996        1995        1994
                                                  ----------  ----------  ----------
Net sales                                         $3,086,620  $2,418,410  $1,532,352
Cost and expenses:                                ----------  ----------  ----------
 Cost of products sold                             2,867,226   2,219,122   1,397,967
 Selling, general and administrative expenses        163,790     127,951     79,390
                                                  ----------  ----------  ----------
                                                   3,031,016   2,347,073   1,477,357
                                                  ----------  ----------  ----------
Operating profit                                      55,604      71,337      54,995
Interest expense                                      20,086      13,761       5,008
                                                  ----------  ----------  ----------
Income before income taxes                            35,518      57,576      49,987
Provision for income taxes                            13,977      22,664      19,774
                                                   ----------  ----------  ---------
Net income                                        $   21,541  $   34,912  $   30,213
                                                  ==========  ==========  ==========
Net income per common share                       $      .56  $      .91  $      .83
                                                  ==========  ==========  ==========
Weighted average common shares outstanding            38,138      38,258      36,590
                                                  ==========  ==========  ==========

                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (In thousands)

                                                                Additional             Cumulative       Total
                               Preferred Stock   Common Stock     Paid-In   Retained   Translation   Shareholders'
                                Shares  Amount   Shares Amount    Capital   Earnings    Adjustment     Equity
                               ------- -------  ------- -------  --------   --------    ----------   ------------
Balance-January 31, 1993          227    $5      31,120   $46    $ 58,033    $ 56,963     $   -        $115,047
 Issuance of common stock
  for stock options exercised
  and related tax benefit                           227             1,701                                 1,701
 Issuance of common stock net
  of offering costs                               5,200     8      66,357                                66,365
 Net income                                                                    30,213                    30,213
                                  ---    --      ------   ---   ---------    --------    ---------     --------
Balance-January 31, 1994          227     5      36,547    54     126,091      87,176                   213,326
 Issuance of common stock
  in business combination                         1,144     3                   9,681                     9,684
 Issuance of common stock
  for stock options exercised
  and related tax benefit                           117             1,856                                 1,856
 Net income                                                                    34,912                    34,912
 Translation adjustments                                                                    1,048         1,048
                                  ---    --      ------   ---     -------     --------   ---------      -------
Balance-January 31, 1995          227     5      37,808    57     127,947     131,769       1,048       260,826
 Issuance of common stock
  for stock options exercised
  and related tax benefit                           123             2,098                                 2,098
 Net income                                                                    21,541                    21,541
 Translation adjustments                                                                    1,233         1,233
                                  ---    --      ------   ---    --------    --------      ------      --------
Balance-January 31, 1996          227    $5      37,931   $57    $130,045    $153,310      $2,281      $285,698
                                  ===    ==      ======   ===    ========    ========      ======      ========



            The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                         TECH DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)

                                                                   Year ended January 31,
                                                            ----------------------------------
                                                                1996       1995        1994
                                                            ----------  ----------  -----------
Cash flows from operating activities:
 Cash received from customers                               $2,933,831  $2,326,613  $1,437,239
 Cash paid to suppliers and employees                       (2,854,653) (2,382,799) (1,515,940)
 Interest paid                                                 (20,276)    (13,584)     (5,128)
 Income taxes paid                                             (11,628)    (27,974)    (18,835)
                                                            ----------  ----------  ----------
  Net cash provided by (used in) operating activities           47,274     (97,744)   (102,664)
                                                            ----------  ----------  ----------

Cash flows from investing activities:
 Acquisition of business, net of cash acquired                                          (9,360)
 Expenditures for property and equipment                       (23,596)    (21,351)    (12,224)
 Software development costs                                     (2,826)    (18,696)     (7,274)
                                                            ----------  ----------  ----------
  Net cash used in investing activities                        (26,422)    (40,047)    (28,858)
                                                            ----------  ----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                          2,098       1,859      68,066
 Net (repayments) borrowings from revolving credit loans       (21,684)    136,019      63,907
 Principal payments on long-term debt                             (608)     (1,058)       (164)
 Proceeds from long-term debt                                                  789
                                                            ----------  ----------  ----------
  Net cash (used in) provided by financing activities          (20,194)    137,609     131,809
                                                            ----------  ----------  ----------
  Net increase (decrease) in cash and cash equivalents             658        (182)        287
Cash and cash equivalents at beginning of year                     496         678         391
                                                            ----------  ----------  ----------
Cash and cash equivalents at end of year                    $    1,154  $      496  $      678
                                                            ----------  ----------  ----------

Reconciliation of net income to net cash provided by
 (used in) operating activities:
Net income                                                  $   21,541  $   34,912  $   30,213
                                                            ----------  ----------  ----------
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                 17,364       9,110       5,557
  Provision for losses on accounts receivable                   17,433      17,768      11,346
  Loss on disposal of fixed assets                                 603       1,237         842
  Deferred income taxes                                         (5,603)     (1,739)       (752)
  Changes in assets and liabilities:
   (Increase) in accounts receivable                          (152,789)    (90,600)    (95,113)
   (Increase) in inventories                                  (100,891)   (132,940)    (66,979)
   (Increase) decrease in prepaid and other assets              (7,254)      2,645      (5,631)
   Increase in accounts payable                                239,161      62,132      10,483
   Increase (decrease) in accrued expenses                      17,709        (269)      7,370
                                                            ----------  ----------  ----------
    Total adjustments                                           25,733    (132,656)   (132,877)
                                                            ----------  ----------  ----------
 Net cash provided by (used in) operating activities       $    47,274  $  (97,744) $ (102,664)
                                                           ===========  ==========  ==========


         The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The consolidated financial statements include the accounts of Tech Data Corporation and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Method of accounting

     The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale (see product warranty below). Funds received from vendors for marketing programs and product rebates are accounted for as a reduction of selling, general and administrative expenses or product cost according to the nature of the program.

Inventories

     Inventories (consisting of computer related hardware and software products) are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

Property and equipment

     Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives using the following methods:

                                               Method            Years
                                           -------------       ---------
     Buildings and improvements            Straight-line       31.5 - 39
     Furniture, fixtures and equipment     Accelerated and
                                            straight-line        3 - 7

     Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized at such time.

                         TECH DATA CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Excess of cost over acquired net assets

     The excess of cost over acquired net assets is being amortized on a straight-line basis over 15 years. Amortization expense was $654,000, $682,000, and $31,000 in 1996, 1995 and 1994, respectively. The accumulated amortization of goodwill is approximately $1,481,000 and $827,000 at January 31, 1996 and 1995, respectively. In fiscal 1996, the Company settled a liability related to a previous acquisition and therefore recorded a $3,000,000 reduction in goodwill. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. At January 31, 1996, the net unamortized balance of goodwill is not considered to be impaired.

Capitalized deferred software costs

     Deferred software costs are included in other assets and represent internal development costs and payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs, are being amortized over seven years with amortization expense of $4,253,000 and $329,000 in 1996 and 1995, respectively. The accumulated amortization of such costs was $4,582,000 and $329,000 at January 31, 1996 and 1995, respectively.

Product warranty

     The Company does not offer warranty coverage. However, to maintain customer goodwill, the Company facilitates vendor warranty policies by accepting for exchange (with the Company's prior approval) defective products within 60 days of invoicing. Defective products received by the Company are subsequently returned to the vendor for credit or replacement.

Income taxes

     Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Foreign currency translation

     The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of income.


Concentration of credit risk

     The Company sells its products to a large base of value-added resellers ("VARs"), corporate resellers and retailers throughout the United States, France, Canada, Latin America and the Caribbean. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes provisions for estimated credit losses at the time of sale.

Disclosures about fair value of financial instruments

     Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.

                         TECH DATA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Net income per common share

     Net income per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

Cash management system

     Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $69,789,000 and $23,127,000 at January 31, 1996 and 1995, respectively, for which checks are outstanding.

Statement of cash flows

     Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows. The effect of changes in foreign exchange rates on cash balances is not material. See Note 9 of Notes to Consolidated Financial Statements regarding the non-cash exchange of common stock in connection with a business combination.

Fiscal year

     The Company and its subsidiaries operate on a fiscal year that ends on January 31, except for the Company's French subsidiary which operates on a fiscal year that ends on December 31.

NOTE 2 - PROPERTY AND EQUIPMENT:

                                                           January 31,
                                                        -----------------
                                                          1996     1995
                                                        -------  --------
                                                          (In thousands)
Land                                                    $ 3,898  $  3,629
Buildings and improvements                               27,802    21,296
Furniture, fixtures and equipment                        58,721    44,669
Construction in progress                                  1,778     1,755
                                                        -------  --------
                                                         92,199    71,349
Less-accumulated depreciation                           (30,589)  (20,307)
                                                        -------  --------
                                                        $61,610   $51,042
                                                        =======   =======

  NOTE 3 - REVOLVING CREDIT LOANS:

     The Company has an agreement (the "Receivables Securitization
Program") with a financial institution that allows the Company to transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to provide borrowings up to a maximum of $250,000,000 (increased from $200,000,000 in October 1995). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the $250,000,000 maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate, plus an agreed-upon spread. At January 31, 1996, the Company had a $250,000,000 outstanding balance under this program which is included in the balance sheet caption "Revolving Credit Loans". This agreement expires December 31, 1996.

                         TECH DATA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The Company currently maintains domestic and foreign revolving credit loan agreements (including the Receivables Securitization Program) witha total of nine financial institutions which provide for maximum short-term borrowings of approximately $450,000,000. At January 31, 1996 the weighted average interest rate on all short-term borrowings was 5.8%. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios. At January 31, 1996, the Company was in compliance with all such covenants.

NOTE 4 - LONG-TERM DEBT:

                                                           January 31,
                                                        -----------------
                                                          1996     1995
                                                        -------  --------
                                                          (In thousands)
Mortgage note payable, interest at 10.25%,
  principal and interest of $85,130 payable
  monthly, balloon payment due 2005.                     $9,005    $9,099
Mortgage note payable funded through Industrial
  Revenue Bond, interest at 7.5%, principal
  and interest payable quarterly, through 1999.             282       368
Other note payable                                          329       757
                                                         ------    ------
                                                          9,616    10,224
Less - current maturities                                  (519)     (542)
                                                         ------    ------
                                                         $9,097    $9,682
                                                         ======    ======

     Principal maturities of long-term debt at January 31, 1996 for the succeeding five fiscal years are as follows: 1997 - $519,000;
1998 - $201,000; 1999 - $213,000; 2000 - $162,000; 2001 - $155,000.

     Mortgage notes payable are secured by property and equipment with an original cost of approximately $12,000,000. The Industrial Revenue Bond contains covenants which require the Company to maintain certain financial ratios with which the Company was in compliance at January 31, 1996.

NOTE 5 - INCOME TAXES (In thousands):

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            January 31,
                                                        -----------------
                                                          1996     1995
                                                        --------  --------
Deferred tax liabilities:
 Accelerated depreciation                               $  4,046  $  2,158
 Deferred revenue                                          3,164     5,324
 Other - net                                               1,378       486
                                                        --------  --------
  Total deferred tax liabilities                           8,588     7,968
                                                        --------  --------
Deferred tax assets:
 Accruals not currently deductible                         2,947     2,472
 Reserves not currently deductible                        14,447     9,741
 Capitalized inventory cost                                1,144       760
 Other - net                                                 338         7
                                                        --------  --------
  Total deferred tax assets                               19,203    12,980
                                                        --------  --------
Net deferred tax assets (included in                     $10,615  $  5,012
 prepaid and other assets)                               =======  ========

                         TECH DATA CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     Significant components of the provision for income taxes are as follows:

                                                                   January 31,
                                                          -----------------------------
                                                            1996       1995     1994
                                                          -------    -------   -------
Current:
 Federal                                                  $15,107    $19,670   $17,179
 State                                                      2,932      3,748     3,347
 Foreign                                                    1,541        985
                                                           -------    -------   -------
  Total current                                            19,580     24,403    20,526
Deferred:                                                 -------    -------    -------
 Federal                                                   (4,656)    (1,677)     (627)
 State                                                       (625)       (62)     (125)
 Foreign                                                     (322)
                                                          -------    -------    -------
  Total deferred                                           (5,603)    (1,739)     (752)
                                                          -------    -------   -------
                                                          $13,977    $22,664   $19,774
                                                          =======    =======   =======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                    January 31,
                                                         -----------------------------
                                                            1996       1995     1994
                                                          -------    -------   -------
Tax at U.S. statutory rates                                35.0%       35.0%    35.0%
State income taxes, net of federal tax benefit              4.2         4.2      4.2
Other - net                                                  .2          .2       .4
                                                           ----        ----     ----
                                                           39.4%       39.4%    39.6%
                                                           ====        ====     ====

     The components of pretax earnings are as follows:

                                                                   January 31,
                                                          ----------------------------
                                                            1996       1995    1994
                                                          -------    -------   -------
United States                                             $33,164    $55,155   $49,987
Foreign                                                     2,354      2,421     -
                                                          -------    -------   -------
                                                          $35,518    $57,576   $49,987
                                                          =======    =======   =======

                         TECH DATA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - EMPLOYEE BENEFIT PLANS:

Stock Option Plans

     In August 1985, the Board of Directors adopted the 1985 Incentive
Stock Option Plan (the "1985 Plan"), which covers an aggregate of 1,050,000 shares of common stock. The options were granted to certain officers and key employees at or above fair market value; accordingly, no compensation expense has been recorded with respect to these options. Options are exercisable beginning two years from the date of grant only if the grantee is an employee of the Company at that time. No options may be granted under the 1985 Plan after July 31, 1995.

     In June 1990, the shareholders approved the 1990 Incentive and Non-Statutory Stock Option Plan (the "1990 Plan") which covers an aggregate of 5,000,000 shares (as amended in June 1994) of common stock. The 1990 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights ("SARs") and limited stock appreciation rights ("Limited SARs") at prices determined by the stock option committee, except for incentive stock options which are granted at the fair market value of the stock on the date of grant. Incentive options granted under the 1990 Plan become exercisable over a five year period while the date of exercise of non-statutory options is determined by the stock option committee. As of January 31, 1996, no SARs or Limited SARs had been granted under the 1990 Plan. Options granted under the 1985 Plan and the 1990 Plan expire 10 years from the date of grant, unless a shorter period is specified by the stock option committee.

     In June 1995, the shareholders approved the 1995 Non-Employee
Director's Non-Statutory Stock Option Plan. Under this plan, the Company grants non-employee members of its Board of Directors stock options upon their initial appointment to the board and then annually each year thereafter. Stock options granted to members upon their initial appointment vest and become exercisable at a rate of 20% per year. Annual awards vest and become exercisable one year from the date of grant. The number of shares subject to options under this plan cannot exceed 100,000 and the options expire 10 years from the date of grant.

     A summary of the status of the Company's stock option plans is as follows:

                                       January 31,        January 31,            January 31,
                                         1996                1995                   1994
                                   -------------------  ------------------   ------------------
                                             Weighted             Weighted             Weighted
                                              Average             Average              Average
                                     Shares  Exercise     Shares  Exercise     Shares  Exercise
                                               Price                Price              Price
                                   -------------------  -------------------  -------------------
Outstanding at beginning of year   2,644,056  $15.62    1,515,956  $11.02     842,360  $  6.13
Granted                            1,683,450   12.91    1,372,500   19.94     979,000    13.21
Exercised                            (79,800)   8.53     (116,900)   5.83    (226,804)    2.76
Canceled                          (1,166,596)  18.45     (127,500)  15.02     (78,600)    9.86
                                  ----------  ------    ---------  ------   --------   -------
Outstanding at year end            3,081,110   13.31    2,644,056   15.62   1,515,956    11.02
                                  ==========  ======    =========  ======   =========  =======

Options exercisable at year end      494,460              180,660             127,960

Available for grant at year end    1,785,000            2,351,000           1,596,000

                                       22

                         TECH DATA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for the Company's fiscal year ending January 31, 1997. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose pro forma net income and earnings per share. The Company will continue to apply the prior accounting rules and make pro forma disclosures in 1997.

Stock Ownership and Retirement Savings Plan

     In February 1984, the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. The ESOP provides for distribution of vested percentages of the Company's common stock to participants. Such benefit becomes fully vested after seven years of qualified service. The Company also offers its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code which provides for the Company to match 50% of the first $1,000 of each participant's deferrals annually. Contributions to these plans are made in amounts approved annually by the Board of Directors. Aggregate contributions made by the Company to these plans were $1,659,000, $1,268,000 and $829,000 for 1996, 1995 and 1994, respectively.

Employee Stock Purchase Plan

     Under the 1995 Employee Stock Purchase Plan, approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 fair market value each calendar year. Since plan inception, the Company has sold 43,061 shares. All shares purchased under this plan must be retained for a period of one year.

NOTE 7 - CAPITAL STOCK:

     Each outstanding share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders, except for matters involving mergers, the sale of all Company assets, amendments to the Company's charter and exchanges of Company stock for stock of another company which require approval by a majority of each class of capital stock. In such matters, the preferred and common shareholders will each vote as a separate class.

                         TECH DATA CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Operating leases

     The Company leases distribution facilities and certain equipment under noncancelable operating leases which expire at various dates through 2005. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 1997 - $7,921,000;
1998 - $6,892,000; 1999 - $4,080,000; 2000 - $3,671,000; 2001 - $3,252,000
and $7,296,000 thereafter. Rental expense for all operating leases amounted to $7,547,000, $6,500,000 and $4,490,000 in 1996, 1995 and 1994,
respectively.


NOTE 9 - ACQUISITIONS:

     On March 24, 1994, the Company completed the non-cash exchange of 1,144,000 shares of its common stock for all of the outstanding capital stock of Softmart International, S.A. (subsequently named Tech Data, SNC), a privately-held distributor of microcomputer products based in Paris, France. The acquisition was accounted for as a pooling-of-interests effective February 1, 1994, however, due to the immaterial size of the acquisition in relation to the consolidated financial statements, prior period financial statements were not restated. In connection with the issuance of the 1,144,000 shares of common stock, the Company recorded an adjustment of $9,681,000 to beginning retained earnings.

NOTE 10 - SEGMENT INFORMATION:

     The Company is engaged in one business segment, the wholesale distribution of microcomputer hardware and software products. The geographic areas in which the Company operates are the United States (United States including exports to Latin America and the Caribbean) and International (France and Canada). The geographical distribution of net sales, operating income and identifiable assets are as follows
(in thousands):

                                    United States   International   Eliminations  Consolidated
1996                                -------------   -------------   ------------  ------------
Net sales to unaffiliated customers   $2,654,750       $431,870       $    -        $3,086,620
                                      ==========       ========       ===========   ==========
Operating income                      $   48,419       $  7,185       $    -        $   55,604
                                      ==========       ========       ===========   ==========
Identifiable assets                   $  868,910       $174,969       $    -        $1,043,879
                                      ==========       ========       ===========   ==========

1995
Net sales to unaffiliated customers   $2,104,637       $313,773       $    -        $2,418,410
                                      ==========       ========       ===========   ==========
Operating income                      $   65,349       $  5,988       $    -        $   71,337
                                      ==========       ========       ===========   ==========
Identifiable assets                   $  677,910       $109,703       $  (3,184)    $  784,429
                                      ==========       ========       ===========   ==========

                         TECH DATA CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 11 - UNAUDITED INTERIM FINANCIAL INFORMATION:

                                                         Quarter ended
                                    ------------------------------------------------------
                                      April 30     July 31      October 31     January 31
                                    -----------   ---------   -------------   ------------
Fiscal year 1996                           (In thousands, except per share amounts)
Net sales                            $633,460      $708,836     $843,286        $901,038
Gross profit                           46,216        50,113       58,685          64,380
Net income                              1,849         3,448        7,042           9,202
Net income per common share               .05           .09          .18             .24

                                                          Quarter ended
                                    ------------------------------------------------------
                                      April 30     July 31      October 31     January 31
                                    -----------   ---------   -------------   ------------
Fiscal year 1995                           (In thousands, except per share amounts)
Net sales                            $530,469      $569,655     $658,341        $659,945
Gross profit                           45,157        47,778       53,815          52,538
Net income                              9,225         9,603       10,295           5,789
Net income per common share               .24           .25          .27             .15


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of
Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock
Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 1996 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 1996.

ITEMS 11, 12 and 13.

     The information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 1996 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 1996.

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) Listed below are the financial statements and the schedule filed as part of this report:

Financial Statements                                                  Page
  Report of Independent Certified Public Accountants                   13

  Consolidated Balance Sheet at January 31, 1996 and 1995              14

  Consolidated Statement of Income for the three years
   ended January 31, 1996                                              15

  Consolidated Statement of Changes in Shareholders'  Equity
   for the three years ended January 31, 1996                          15

  Consolidated Statement of Cash Flows for the three years ended
   January 31, 1996                                                    16

  Notes to Consolidated Financial Statements                           17

Financial Statement Schedule
  Report of Independent Certified Public Accountants on Financial
   Statement Schedule                                                  29

  Schedule II. -- Valuation and qualifying accounts                    30

     All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

     (b) The Company was not required to file a report on Form 8-K during the fiscal year ended January 31, 1996.

     (c) the exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

     3-A(1)   -- Articles of Incorporation of the Company as amended
                 to April 23, 1986.

     3-B(2)   -- Articles of Amendment to Articles of Incorporation
                 of the Company filed on August 27, 1987.

     3-C(3)   -- By-Laws of the Company as amended to November 28, 1995.

     3-F(9)   -- Articles of Amendment to Articles of Incorporation of the
                 Company filed on July 15, 1993.

    10-F(4)   -- Incentive Stock Option Plan, as amended, and form of
                 option agreement.

    10-G(10)  -- Employee Stock Ownership Plan as amended December 16, 1994.

    10-V(5)   -- Employment Agreement between the Company and Edward C.
                 Raymund dated as of January 31, 1991.

    10-W(5)   -- Irrevocable Proxy and Escrow Agreement dated April 5, 1991.

    10-X(6)   -- First Amendment to the Employment Agreement between the
                 Company and Edward C. Raymund dated November 13, 1992.

    10-Y(6)   -- First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November 13, 1992.

    10-Z(7)   -- 1990 Incentive and Non-Statutory Stock Option Plan.

    10-AA(7)  -- Non-Statutory Stock Option Grant Form.

    10-BB(7)  -- Incentive Stock Option Grant Form.

    10-CC(8)  -- Employment Agreement between the Company and Steven A.
                 Raymund dated February 1, 1992.

    10-EE(10) -- Retirement Savings Plan as amended January 26, 1994.

    10-FF(9)  -- Revolving Credit and Reimbursement Agreement dated
                 December 22, 1993.

    10-GG(9)  -- Transfer and Administration Agreement dated
                 December 22, 1993.

    10-HH(10) -- Amendments (Nos. 1-4) to the Transfer and Administration
                 Agreement.

    10-II(10) -- Amended and  Restated Revolving Credit and Reimbursement
                 Agreement dated July 28, 1994, as amended.

    10-JJ(10) -- Revolving Foreign Currency Agreement dated August 4, 1994, as amended.

    10-KK(3)  -- Amendments (Nos. 5,6) to the Transfer and Administration
                 Agreement.

    10-LL(3)  -- Amendments (Nos. 3-5) to the Amended and  Restated Revolving
                 Credit and Reimbursement Agreement dated July 28, 1994, as amended.

    10-MM(3)  -- Amendments (Nos. 3-5) to the Revolving Foreign Currency
                 Agreement dated August 4, 1994, as amended.

    10-NN(12) -- Non-Employee Directors' 1995 Non-Statutory Stock Option Plan

    10-OO(12) -- 1995 Employee Stock Purchase Plan

    10-PP(3)  -- Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.

    21(3)     -- Subsidiaries of Registrant.

    99-A(11)  -- Cautionary Statement For Purposes of the "Safe Harbor"
                 Provisions of the Private Securities Litigation Reform Act of 1995.
- --------------

(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-4135.
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-21997.
(3)  Filed herewith.
(4) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-21879.
(5) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1991,
     File No. 0-14625.
(6) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-41074.
(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1993, File
     No. 0-14625.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1995, File
     No. 0-14625.
(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Tech Data Corporation

     Our audits of the consolidated financial statements referred to in our report dated March 15, 1996 appearing on page 13 of this Form 10-K of Tech Data Corporation also included an audit of the Financial
Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Tampa, Florida
March 15, 1996


            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 33-21879 and 33-41074) and Form S-3 (No. 33-75788) of Tech Data
Corporation of our report dated March 15, 1996 appearing on page 13 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule appearing above.





PRICE WATERHOUSE LLP
Tampa, Florida
April 16, 1996

                    TECH DATA CORPORATION AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)

                                   Additions                                             Balance
                                  Balance at     Charged to                              at end
                                   beginning      cost and                                 of
Description                        of period      expenses    Other(1)     Deductions    period
- -----------                        ---------     ----------   -------      ----------    ------
Allowance for doubtful accounts
   receivable and sales returns:
January 31,
     1996                            $16,580      $17,433     $4,538       $(15,882)     $22,669
     1995                              8,580       18,965        920        (11,885)      16,580
     1994                              5,791       11,346        441         (8,998)       8,580
__________
(1) Represents bad debt recoveries.

                                    30

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 1996.

                                        TECH DATA CORPORATION

                                        By  /s/  STEVEN A. RAYMUND
                                            -------------------------
                                                 Steven A. Raymund,
                                          Chairman of the Board of Directors;
                                               Chief Executive Officer

                              POWER OF ATTORNEY

     Each person whose signature to this Annual Report on Form 10-K appears below hereby appoints Jeffery P. Howells and Arthur W. Singleton, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as a part of or in connection with this Annual Report on Form 10-K or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-K as the attorney-in-fact, or either of them, may deem necessary or appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                        Date
  -------------                    -------------                  --------

/s/ STEVEN A. RAYMUND          Chairman of the Board of        April 16, 1996
- ------------------------        Directors; Chief Executiver
Steven A. Raymund               Officer

/s/ A. TIMOTHY GODWIN          Vice Chairman; President;       April 16, 1996
- ------------------------        Chief Operating Officer;
A. Timothy Godwin               Director

/s/ JEFFERY P. HOWELLS         Senior Vice President of        April 16, 1996
- ------------------------        Finance; Chief Financial
Jeffery P. Howells              Officer; (principal financial
                                officer)

/s/ JOSEPH B. TREPANI          Vice President and Worldwide    April 16, 1996
- -----------------------         Controller; (principal
Joseph B. Trepani               accounting officer)

/s/ CHARLES E. ADAIR           Director                        April 16, 1996
- ----------------------
Charles E. Adair

/s/ DANIEL M. DOYLE            Director                        April 16, 1996
- ---------------------
Daniel M. Doyle

/s/ DONALD F. DUNN             Director                        April 16, 1996
- --------------------
Donald F. Dunn

/s/ LEWIS J. DUNN              Director                        April 16, 1996
- --------------------
Lewis J. Dunn

/s/ EDWARD C. RAYMUND          Director; Chairman Emeritus     April 16, 1996
- ---------------------
Edward C. Raymund

/s/ JOHN Y. WILLIAMS           Director                        April 16, 1996
- ---------------------
John Y. Williams
                                    31