Form 10-Q
period 1996-04-30
TECH DATA CORP
filed 1996-06-13
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended April 30, 1996

                                              OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                         Commission file number 0-14625

                              TECH DATA CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Florida                                       No. 59-1578329
               -------                                       --------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

5350 Tech Data Drive, Clearwater, Florida                         34620
- -----------------------------------------                         -----
(Address of principal executive offices)                       ( Zip Code)

       Registrant's telephone number, including area code:(813) 539-7429

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
               CLASS                                         May 31, 1996
               -----                                         ------------

Common stock, par value $.0015 per share                       38,274,871

                     TECH DATA CORPORATION AND SUBSIDIARIES

                 Form 10-Q For The Quarter Ended April 30, 1996



                                      INDEX

PART I.     FINANCIAL INFORMATION                                       PAGE

            Item 1. Financial Statements

                    Consolidated Balance Sheet as of
                         April 30, 1996 (unaudited) and
                         January 31, 1996                                 3

                    Consolidated Statement of Income
                         (unaudited) for the three months ended
                         April 30, 1996 and 1995                          4

                    Consolidated Statement of Cash Flows
                         (unaudited) for the three months
                         ended April 30, 1996 and 1995                    5

                    Notes to Consolidated Financial Statements
                         (unaudited)                                      6

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7-8


PART II.    OTHER INFORMATION

            All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 1996.


SIGNATURES                                                                9

                             TECH DATA CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                              (In thousands, except share amounts)

                                                                   April 30,       January 31,
                                                                      1996             1996
                                                                  -------------    -------------
                                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                         $       919        $   1,154
  Accounts receivable, less allowance for
    doubtful accounts of $24,008 and $22,669                            486,297          445,202
  Inventories                                                           430,695          465,422
  Prepaid and other assets                                               34,379           39,010
                                                                    -----------      -----------
    Total current assets                                                952,290          950,788
Property and equipment, net                                              60,366           61,610
Excess of cost over acquired net assets, net                              6,263            6,376
Other assets                                                             24,375           25,105
                                                                    -----------      -----------
                                                                     $1,043,294       $1,043,879
                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                              $ 300,327        $ 283,100
  Current portion of long-term debt                                         423              519
  Accounts payable                                                      400,227          433,374
  Accrued expenses                                                       33,159           32,091
                                                                    -----------      -----------
     Total current liabilities                                          734,136          749,084
Long-term debt                                                            9,048            9,097
                                                                    -----------      -----------
                                                                        743,184          758,181
                                                                    -----------      -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                                 5                5
  Common stock, par value $.0015; 100,000,000
    shares authorized; 38,238,799 and 37,930,655
    issued and outstanding                                                   57               57
  Additional paid-in capital                                            134,407          130,045
  Retained earnings                                                     163,738          153,310
  Cumulative translation adjustment                                       1,903            2,281
                                                                    -----------      -----------
     Total shareholders' equity                                         300,110          285,698
                                                                    -----------      -----------
                                                                     $1,043,294       $1,043,879
                                                                    ===========      ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            TECH DATA CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)
                           (In thousands, except per share amounts)


                                                                    Three months ended
                                                                        April 30,
                                                                 --------------------------
                                                                   1996              1995
                                                                 --------          --------

Net sales                                                        $985,574          $633,460
                                                                 --------          --------

Cost and expenses:
  Cost of products sold                                           916,562           587,244
  Selling, general and
    administrative expenses                                        46,285            38,061
                                                                 --------          --------
                                                                  962,847           625,305
                                                                 --------          --------

Operating profit                                                   22,727             8,155
Interest expense                                                    5,523             5,057
                                                                 --------          --------
Income before income taxes                                         17,204             3,098
Provision for income taxes                                          6,776             1,249
                                                                 --------          --------
Net income                                                       $ 10,428          $  1,849
                                                                 ========          ========
Net income per common share                                      $    .27          $    .05
                                                                 ========          ========
Weighted average common
  shares outstanding                                               38,589            38,063
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

                            TECH DATA CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)
                                        (In thousands)

                                                                       Three months ended
                                                                           April 30,
                                                                  ----------------------------
                                                                     1996              1995
                                                                  ---------          ---------
 Cash flows from operating activities:
  Cash received from customers                                       $939,927         $615,340
  Cash paid to suppliers and employees                               (947,485)        (585,490)
  Interest paid                                                        (5,358)          (5,112)
  Income tax refunds received (taxes paid)                             (6,550)             591
                                                                     --------         --------
    Net cash provided by (used in) operating activities               (19,466)          25,329
                                                                     --------         --------
Cash flows from investing activities:
  Capital expenditures                                                 (2,213)          (4,726)
                                                                     --------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                4,362              773
  Net (repayments) borrowings under revolving credit loans             17,227          (21,134)
  Principal payments on long-term debt                                   (145)            (176)
                                                                     --------         --------
    Net cash provided by (used in) financing activities                21,444          (20,537)
                                                                     --------         --------
    Net (decrease) increase in cash and cash equivalents                 (235)              66
Cash and cash equivalents at beginning of period                        1,154              496
                                                                     --------         --------
Cash and cash equivalents at end of period                           $    919         $    562
                                                                     ========         ========

Reconciliation of net income to net cash provided by
 (used in) operating activities:
Net income                                                           $ 10,428         $  1,849
                                                                     --------         --------

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                       4,696            3,954
    Provision for losses on accounts receivable                         4,552            4,042
    (Increase) decrease in assets
      Accounts receivable                                             (45,647)         (18,120)
      Inventories                                                      34,727           28,737
      Prepaid and other assets                                          3,857          (14,898)
     Increase (decrease) in liabilities:
      Accounts payable                                                (33,147)          17,695
      Accrued expenses                                                  1,068            2,070
                                                                     --------         --------
        Total adjustments                                             (29,894)          23,480
                                                                     --------         --------
 Net cash (used in) provided by operating activities                 $(19,466)        $ 25,329
                                                                     ========         ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                        5

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation
- ---------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of April 30, 1996 and the results of their operations and cash flows for the three months ended April 30, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1997.

Net income per common share
- ---------------------------

Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted and primary earnings per share are the same amounts for each of the periods presented.

                            TECH DATA CORPORATION AND SUBSIDIARIES

                             MANAGEMENT'S DISCUSSION AND ANALYSIS

                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Three Months Ended April 30, 1996 and 1995
- ------------------------------------------

Net sales increased 55.6% to $985.6 million in the first quarter of fiscal 1997 compared to $633.5 million in the first quarter last year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The growth rate in the first quarter of fiscal 1997 was also positively impacted by a lower growth rate in the prior comparable period as the Company was recovering from the effects of business interruptions caused by the conversion to a new computer system in December 1994. The Company's U.S. and international sales grew 58% and 43%, respectively, in the first quarter of fiscal 1997 compared to the prior year first quarter. International sales were approximately 14% of fiscal 1997 first quarter net sales compared to 15% for the first quarter of fiscal 1996.

The cost of products sold as a percentage of net sales increased to 93.0% in the first quarter of fiscal 1997 from 92.7% in the prior year. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

Selling, general and administrative expenses increased by 21.6% to $46.3 million in the first quarter of fiscal 1997 compared to $38.1 million in the prior year and decreased as a percentage of net sales to 4.7% in the first quarter of fiscal 1997 compared to 6.0% in the first quarter last year. Selling, general and administrative expenses were a greater percentage of net sales during the first quarter of fiscal 1996 primarily as a result of increased hiring in anticipation of sales growth which was lower than expected due to the effects of the business interruptions caused by the computer system conversion, in addition to expenses related to this conversion. The dollar value increase is primarily the result of expanded employment and increases in other administrative expenses needed to support the increased volume of business.

As a result of the factors discussed above, operating profit increased 178.7% to $22.7 million, or 2.3% of net sales, in the first quarter of fiscal 1997 compared to $8.2 million, or 1.3% of net sales for the first quarter last year.

Interest expense increased in the first quarter of fiscal 1997 due to an increase in the Company's average outstanding indebtedness, partially offset by decreases in short-term interest rates on the Company's floating rate indebtedness.

As a result of the factors discussed above, net income increased 464.0% to $10.4 million, or $.27 per share, in the first quarter of fiscal 1997 compared to $1.8 million, or $.05 per share, in the prior year comparable quarter.

Liquidity and Capital Resources
- -------------------------------

Net cash used in operating activities of $19.5 million during the first quarter of fiscal 1997 was primarily attributable to growth in sales and the resulting increase in accounts receivable.

Net cash used in investing activities of $2.2 million during the first quarter of fiscal 1997 was a result of the Company making capital expenditures to expand its management information system capability, office facilities and distribution centers. The Company expects to make capital expenditures of approximately $25 million during fiscal 1997 to further expand its management information system capability, office facilities and distribution centers.

Net cash provided by financing activities of $21.4 million during the first quarter of fiscal 1997 was primarily provided by additional borrowings under the Company's revolving credit loans.

In May 1996, the Company entered into a new $290 million, three-year, multi-currency revolving credit facility. As of May 31, 1996, the Company had total available credit lines of approximately $550 million (including the $250 million Receivables Securitization Program), of which approximately $325 million was outstanding. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs during fiscal 1997.

The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from its vendors and proceeds from prior public offerings of common stock to satisfy capital needs and finance growth. Although management believes the Company's liquidity at April 30, 1996 is sufficient to fund the current level of operations through fiscal 1997, completion of the Company's proposed July 1996 offering of 6 million shares of common stock is expected to provide additional capital of approximately $135 million which, will further assist the Company to strengthen its financial position and allow it to accelerate its growth.

Asset Management
- ----------------

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company has recently obtained domestic credit insurance which insures a percentage of the credit extended by the Company to certain of its larger customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floorplan basis.

Comments on Forward-Looking Information
- ---------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission on March 26, 1996 outlining cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                                (Registrant)


   Signature                            Title                         Date
   ---------                           -------                        ----



/s/ Steven A. Raymund       Chairman of the Board of              June 13, 1996
- -----------------------      Directors; Chief
Steven A. Raymund            Executive Officer



/s/ Jeffery P. Howells       Senior Vice President of Finance     June 13, 1996
- ----------------------        and Chief Financial Officer;
Jeffery P. Howells            (principal financial officer)



/s/ Joseph B. Trepani       Vice President and Worldwide          June 13, 1996
- ---------------------        Controller; (principal accounting
Joseph B. Trepani            officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
  ---               -----------

10-QQ               Revolving Credit and Reimbursement Agreement
                     dated May 23, 1996


 27                 Financial Data Schedule for Quarterly Report on Form 10Q
                     for the Quarter ended April 30, 1996