Form 10-Q
period 1996-07-31
TECH DATA CORP
filed 1996-09-13
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 1996

                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
             (Exact name of registrant as specified in its charter)

               Florida                                         No. 59-1578329
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5350 Tech Data Drive, Clearwater, Florida                           34620
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

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                  CLASS                                     August 31, 1996
Commmon stock, par value $.0015 per share                      43,033,880

                     TECH DATA CORPORATION AND SUBSIDIARIES

                  Form 10-Q For The Quarter Ended July 31, 1996



                                      INDEX

PART I.        FINANCIAL INFORMATION                                       PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              July 31, 1996 (unaudited) and
                              January 31, 1996                               3

                         Consolidated Statement of Income
                              (unaudited) for the three and six
                              months ended July 31, 1996 and 1995            4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the six months
                              ended July 31, 1996 and 1995                   5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                    6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      7-9


PART II.       OTHER INFORMATION                                             10

               Signatures                                                    11

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                     July 31,            January 31,
                                                       1996                 1996
                                                    -----------         ------------
                                                    (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                          $      797           $    1,154
  Accounts receivable, less allowance for
  doubtful accounts of $24,163 and $22,669              508,599              445,202
  Inventories                                           440,390              465,422
  Prepaid and other assets                               36,457               39,010
                                                     ----------           ----------
    Total current assets                                986,243              950,788
Property and equipment, net                              60,282               61,610
Excess of cost over acquired net assets, net              6,149                6,376
Other assets, net                                        24,910               25,105
                                                     ----------           ----------
                                                     $1,077,584           $1,043,879
                                                     ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                             $  235,971           $  283,100
  Current portion of long-term debt                         359                  519
  Accounts payable                                      405,331              433,374
  Accrued expenses                                       30,996               32,091
                                                     ----------           ----------
     Total current liabilities                          672,657              749,084
Long-term debt                                            8,998                9,097
                                                     ----------           ----------
                                                        681,655              758,181
                                                     ----------           ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                 5                    5
  Common stock, par value $.0015; 100,000,000
    shares authorized; 42,888,436 and
    37,930,655 issued and outstanding                        64                   57
  Additional paid-in capital                            218,614              130,045
  Retained earnings                                     175,754              153,310
  Cumulative translation adjustment                       1,492                2,281
                                                     ----------           ----------
     Total shareholders' equity                         395,929              285,698
                                                     ----------           ----------
                                                     $1,077,584           $1,043,879
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                         Three months ended           Six months ended
                                              July 31,                    July 31,
                                       ----------------------     ------------------------
                                          1996         1995          1996         1995
                                       ----------    --------     ----------    ----------


Net sales                              $1,063,228    $708,836     $2,048,802    $1,342,296
                                       ----------    --------     ----------    ----------


Cost and expenses:
  Cost of products sold                   988,926     658,723      1,905,488     1,245,967

  Selling, general and
    administrative expenses                49,324      39,457         95,609        77,518
                                       ----------    --------     ----------    ----------

                                        1,038,250     698,180      2,001,097     1,323,485
                                       ----------    --------    -----------    ----------

Operating profit                           24,978      10,656         47,705        18,811
Interest expense                            5,279       4,947         10,802        10,004
                                       ----------    --------    -----------    ----------

Income before income taxes                 19,699       5,709         36,903         8,807
Provision for income taxes                  7,683       2,261         14,459         3,510
                                       ----------    --------    -----------    ----------

Net income                             $   12,016    $  3,448     $   22,444    $    5,297
                                       ==========    ========     ==========    ==========


Net income per common share            $      .30    $    .09     $      .57    $      .14
                                       ==========    ========     ==========    ==========

Weighted average common
  shares outstanding                       39,865      37,968         39,231         38,015
                                       ==========    ========     ==========    ===========

                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                     Six months ended
                                                                          July 31,
                                                                 -------------------------
                                                                    1996           1995
                                                                 ----------     ----------

Cash flows from operating activities:
  Cash received from customers                                   $1,975,983     $1,293,940
  Cash paid to suppliers and employees                           (1,983,984)    (1,246,781)
  Interest paid                                                     (10,788)       (10,080)
  Income taxes paid                                                 (17,064)        (1,386)
                                                                 ----------     ----------

    Net cash (used in) provided by operating activities             (35,853)        35,693
                                                                 -----------    ----------

Cash flows from investing activities:
  Capital expenditures                                               (5,692)       (11,744)
                                                                 ----------     ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             88,576          1,090
  Net repayments under revolving credit loans                       (47,129)       (24,316)
  Principal payments on long-term debt                                 (259)          (319)
                                                                 -----------    ----------

    Net cash provided by (used in) financing activities              41,188        (23,545)
                                                                 ----------     ----------

    Net (decrease) increase in cash and cash equivalents               (357)           404
Cash and cash equivalents at beginning of period                      1,154            496
                                                                 ----------     ----------

Cash and cash equivalents at end of period                       $      797     $      900
                                                                 ==========     ==========

Reconciliation of net income to net cash (used in) provided by operating activities:

Net income                                                       $   22,444     $    5,297
                                                                 ----------     ----------

  Adjustments  to  reconcile  net  income  to net cash
  (used in)  provided  by operating activities:
    Depreciation and amortization                                     9,515          7,998
    Provision for losses on accounts receivable                       9,422          8,576
    (Increase) decrease in assets:
      Accounts receivable                                           (72,819)       (48,356)
      Inventories                                                    25,032         44,231
      Prepaid expenses                                                2,553          4,020
      Other assets                                                   (2,862)         1,434
    Increase (decrease) in liabilities:
      Accounts payable                                              (28,043)        11,122
      Accrued expenses                                               (1,095)         1,371

                                                                 ----------     ----------
        Total adjustments                                           (58,297)        30,396
                                                                 ----------     ----------

 Net cash (used in) provided by operating activities             $  (35,853)    $   35,693
                                                                 ===========    ==========

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of presentation
- ---------------------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of July 31, 1996, and the results of their operations and cash flows for the three and six months ended July 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1997.

Capital Stock
- -------------

         In July 1996, the Company completed a public offering of 4.6 million shares of its Common Stock resulting in net proceeds of approximately $83.4 million.

Net income per common share
- ---------------------------

         Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
- ---------------------

Three Months Ended July 31, 1996 and 1995
- -----------------------------------------

          Net sales increased 50% to $1.06 billion in the second quarter of fiscal 1997 compared to $708.8 million in the second quarter a year ago. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's domestic market share. The rate of growth in second quarter fiscal 1997 sales includes the positive effect of a lower growth rate in the second quarter of fiscal 1996 as the Company was continuing to recover from the effects of the business interruptions caused by the computer system conversion in December 1994. Second quarter fiscal 1997 U.S and international sales grew 53% and 33%, respectively, compared to the prior year second quarter. International sales represented approximately 12% of fiscal 1997 second quarter net sales compared to 14% for the second quarter of fiscal 1996.

          The cost of products sold as a percentage of net sales increased to 93.0% in the second quarter of fiscal 1997 from 92.9% in the prior year. This increase is the result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 25% to $49.3 million in the second quarter of fiscal 1997 compared to $39.5 million last year, decreasing as a percentage of net sales from 5.6% in the second quarter of last year to 4.6% in the current quarter. Selling, general and administrative expenses were a greater percentage of net sales during the second quarter of fiscal 1996 primarily as a result of increased hiring in anticipation of sales growth which was lower than expected due to the effects of the business interruptions caused by the computer system conversion, in addition to expenses related to this conversion. The dollar value increase is primarily the result of expanded employment and increases in other administrative expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit increased 134.4% to $25.0 million, or 2.3% of net sales, in the second quarter of fiscal 1997 compared to $10.7 million, or 1.5% of net sales for the second quarter last year.

          Interest expense increased in the second quarter of fiscal 1997 due to an increase in the Company's average outstanding indebtedness, partially offset by decreases in short-term interest rates on the Company's floating rate indebtedness.

         As a result of the factors described above, net income increased 248.5% to $12.0 million, or $.30 per share, in the second quarter of fiscal 1997 compared to $3.4 million, or $.09 per share, in the prior year comparable quarter.

Six Months Ended July 31, 1996 and 1995
- ---------------------------------------

         Net sales increased 52.6% to $2.05 billion in the first six months of fiscal 1997 compared to $1.34 billion in the same period last year. Net income increased 323.7% to $22.4 million, or $.57 per share, in the first six months of fiscal 1996 compared to $5.3 million, or $.14 per share, in the comparable prior year period.

         (The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 1996 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources
- -------------------------------

          Net cash used in operating activities of $35.9 million during the first six months of fiscal 1997 was primarily attributable to growth in sales and the resulting increase in accounts receivable.

          Net cash used in investing activities of $5.7 million during the first six months of fiscal 1997 was a result of the Company continuing to invest in its management information systems and its distribution center facilities. The Company expects to make capital expenditures of approximately $25 million during fiscal 1997 for computer systems development and to further expand its office facilities and distribution centers.

         Net cash provided by financing activities of $41.2 million during the first six months of fiscal 1997 reflects the net proceeds of $83.4 million from the Company's secondary offering of 4.6 million shares of Common Stock, net of repayments made to reduce borrowings under the Company's revolving credit loans.

         The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $550 million, of which $236 million was outstanding at July 31, 1996. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1997.

Asset Management
- ----------------

         The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous.The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures, have helped to reduce the risk of loss of carrying inventory.

          The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on customer payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company has recently obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card or cash on delivery basis.

Comments on Forward-Looking Information
- ---------------------------------------

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission (the "Commission") on March 26, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the Form 8-K.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

               At the 1996 Annual Meeting of Shareholders held June 25, 1996, the shareholders approved the following items:

     1. The election of two directors, Donald F. Dunn and A. Timothy Godwin, to serve three-year terms expiring in 1999. Donald F. Dunn received 35,916,299 votes cast in favor and 164,557 votes withheld. A. Timothy Godwin received 35,917,396 votes cast in favor and 163,460 votes withheld.

     2. A proposal to ratify the appointment of Price Waterhouse LLP as independent auditors for the fiscal year ending January 31, 1997. The vote upon such proposal was 35,933,745 in favor, 44,751 against and 102,360 abstentions and 2,114,689 broker non-votes.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      None

               (b)    Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the quarter ended July 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           TECH DATA CORPORATION
                                                                    (Registrant)


Signature                  Title                              Date
- ---------                  -----                              ----


/s/ Steven A. Raymund      Chairman of the Board of           September 12, 1996
- ---------------------      Directors and Chief
Steven A. Raymund          Executive Officer




/s/ Jeffery P. Howells     Senior Vice President of Finance   September 12, 1996
- ----------------------     and Chief Financial Officer
Jeffery P. Howells         (principal financial officer)


/s/ Joseph B. Trepani      Vice President and Worldwide       September 12, 1996
- ---------------------      Controller (principal accounting
Joseph B. Trepani          officer)

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
  NO.                          DESCRIPTION
- -------                        -----------

  27                           Financial Data Schedule for the Period Ended
                               7/31/96 (for SEC use only)