Form 10-Q
period 1996-10-31
TECH DATA CORP
filed 1996-12-13
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended October 31, 1996

                              OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                              No. 59-1578329
---------------------------------                            ----------------
  State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

5350 Tech Data Drive, Clearwater, Florida                        34620
-----------------------------------------                      ---------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (813)539-7429

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  CLASS                                     November 29, 1996
----------------------------------------                    ------------------
Common stock, par value $.0015 per share                        43,238,422

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                Form 10-Q For The Quarter Ended October 31, 1996
                ------------------------------------------------

                                      INDEX
                                      -----


PART I.        FINANCIAL INFORMATION                                       PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              October 31, 1996 (unaudited) and
                              January 31, 1996                               3

                         Consolidated Statement of Income
                              (unaudited) for the three and nine
                              months ended October 31, 1996 and 1995         4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the nine months
                              ended October 31, 1996 and 1995                5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                    6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations       7-9


PART II.       OTHER INFORMATION

               All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended October 31, 1996.

SIGNATURES                                                                   10

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)



                                                   October 31,      January 31,
                                                       1996             1996
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $    3,826        $    1,154
  Accounts receivable, less allowance for
  doubtful accounts of $24,580 and $22,669            590,152           445,202
  Inventories                                         641,203           465,422
  Prepaid and other assets                             56,112            39,010
                                                 ------------       -----------
    Total current assets                            1,291,293           950,788
Property and equipment, net                            62,997            61,610
Excess of cost over acquired net assets, net            6,119             6,376
Other assets, net                                      24,016            25,105
                                                 ------------       -----------
                                                   $1,384,425        $1,043,879
                                                 ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                           $  339,585        $  283,100
  Current portion of long-term debt                       231               519
  Accounts payable                                    579,484           433,374
  Accrued expenses                                     37,230            32,091
                                                 ------------       -----------
   Total current liabilities                          956,530           749,084
Long-term debt                                          8,947             9,097
                                                 ------------       -----------
                                                      965,477           758,181
                                                 ------------       -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                               5                 5
  Common stock, par value $.0015; 100,000,000
    shares authorized; 43,200,360
    and 37,930,655 issued and outstanding                  65                57
  Additional paid-in capital                          224,798           130,045
  Retained earnings                                   192,502           153,310
  Cumulative translation adjustment                     1,578             2,281
                                                 ------------       -----------
   Total shareholders' equity                         418,948           285,698
                                                 ------------       -----------
                                                   $1,384,425        $1,043,879
                                                 ============       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      Three months ended                  Nine months ended
                                                           October 31,                       October 31,
                                                 -------------------------------     ------------------------------
                                                     1996              1995              1996              1995
                                                 ------------       ------------     ------------      ------------

Net sales                                          $1,236,650          $843,286        $3,285,452        $2,185,582
                                                 ------------       ------------     ------------      ------------

Cost and expenses:
  Cost of products sold                             1,150,695           784,601         3,056,183         2,030,568
  Selling, general and
    administrative expenses                            54,023            42,179           149,632           119,697
                                                 ------------       ------------     ------------      ------------
                                                    1,204,718           826,780         3,205,815         2,150,265
                                                 ------------       ------------     ------------      ------------
Operating profit                                       31,932            16,506            79,637            35,317
Interest expense                                        4,409             4,825            15,211            14,829
                                                 ------------       ------------     ------------      ------------
Income before income taxes                             27,523            11,681            64,426            20,488
Provision for income taxes                             10,775             4,639            25,234             8,149
                                                 ------------       -----------
Net income                                         $   16,748          $  7,042        $   39,192        $   12,339
                                                 ============       ============     ============      ============
Net income per common share                        $      .38          $    .18        $      .95        $      .32
                                                 ============       ============     ============      ============
Weighted average common shares
  outstanding                                          44,641            38,171            41,046            38,068
                                                 ============       ============     ============     =============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                        Nine months ended
                                                            October 31,
                                                 -------------------------------
                                                      1996              1995
                                                 ------------       ------------
Cash flows from operating activities:
  Cash received from customers                     $3,125,968        $2,066,067
  Cash paid to suppliers and employees             (3,215,839)       (1,989,032)
  Interest paid                                       (15,197)          (14,957)
  Income taxes paid                                   (29,521)           (4,080)
                                                 ------------       -----------
   Net cash (used in) provided by
    operating activities                             (134,589)           57,998
                                                 ------------       -----------
Cash flows from investing activities:
  Capital expenditures                                (13,547)          (21,047)
                                                 ------------       -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock               94,761             1,304
  Net borrowings (repayments) under
   revolving credit loan                               56,485           (37,413)
  Principal payments on long-term debt                   (438)             (464)
                                                 ------------       -----------
   Net cash provided by (used in)
    financing activities                              150,808           (36,573)
                                                 ------------       -----------

Net increase in cash and cash equivalents               2,672               378
Cash and cash equivalents at
  beginning of period                                   1,154               496
                                                 ------------       -----------

Cash and cash equivalents at end of period         $    3,826        $      874
                                                 ============       ===========

Reconciliation of net income to net cash
 provided by (used in) operating
 activities:
Net income                                         $   39,192        $   12,339
                                                 ------------       -----------

 Adjustments to  reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization                       14,451            12,467
   Provision for losses on accounts receivable         14,534            12,979
   (Increase) decrease in assets:
     Accounts receivable                             (159,484)         (119,515)
     Inventories                                     (175,781)          (14,438)
     Prepaid and other assets                         (18,750)           (2,558)
   Increase (decrease) in liabilities:
     Accounts payable                                 146,110           150,533
     Accrued expenses                                   5,139             6,191
                                                 ------------       -----------

      Total adjustments                              (173,781)           45,659
                                                 ------------       -----------

Net cash (used in) provided by
 operating activities                             $ (134,589)        $   57,998
                                                 ============       ===========


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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of presentation
---------------------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of October 31, 1996, and the results of their operations and cash flows for the three and nine months ended October 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1997.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

Three Months Ended October 31, 1996 and 1995
--------------------------------------------

         Net sales increased 46.6% to $1.24 billion in the third quarter of fiscal 1997 compared to $843.3 million in the third quarter last year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's domestic market share. Adjusting for the effect of sales attributable to the launch of Microsoft Windows 95 in the third quarter of last year, year-over-year sales growth was 52.3%. The Company's domestic sales increased 50% while international business advanced 25% in the third quarter of fiscal 1997 compared to the prior year third quarter and adjusting for the effect of the Windows 95 sales, these growth rates were 54% and 36%, respectively.

         The cost of products sold as a percentage of net sales was 93.0% in the third quarter of fiscal 1997, consistent with the prior year. This stability is the result of moderation in competitive market conditions combined with the Company's efforts to control other product costs such as freight.

         Selling, general and administrative expenses increased 28.1% to $54.0 million in the third quarter of fiscal 1997 compared to $42.2 million last year and as a percentage of net sales declined to 4.37%, compared to 5.0% in the third quarter last year. The dollar value increase is primarily the result of expanded employment and increases in other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit increased 93.5% to $31.9 million, or 2.6% of net sales, in the third quarter of fiscal 1997, compared to $16.5 million, or 2.0% of net sales for the third quarter last year.

         Interest expense decreased in the third quarter of fiscal 1997 due to a decrease in the average interest rate charged on the Company's floating interest rate indebtedness, partially offset by an increase in the average outstanding amount of such indebtedness.

         As a result of the factors described above, net income increased 137.8% to $16.7 million, or $.38 per share, in the third quarter of fiscal 1997 compared to $7.0 million, or $.18 per share, in the prior year comparable quarter.

Nine Months Ended October 31, 1996 and 1995
-------------------------------------------

         Net sales increased 50.3% to $3.29 billion in the first nine months of fiscal 1997 compared to $2.19 billion in the same period last year. Net income for the nine month period this year was $39.2 million, or $.95 per share, up 218% from the $12.3 million, or $.32 per share, in the same period last year.

         (The underlying reasons for the fluctuations in the results of operations for the nine months ended October 31, 1997 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources
-------------------------------

         Net cash used in operating activities of $134.6 million during the first nine months of fiscal 1997 was primarily attributable growth in sales and the resulting increase in accounts receivable.

         Net cash used in investing activities of $13.5 million during the first nine months of fiscal 1997 was a result of the Company making capital expenditures to expand its management information systems, office facilities and distribution centers. The Company expects to make capital expenditures of approximately $25 million during fiscal 1997 for computer systems development and to further expand its office facilities and distribution centers.

         Net cash provided by financing activities of $150.8 million during the first nine months of fiscal 1997 reflects the net proceeds of $83.4 million from the Company's July 1996 offering of 4.6 million shares of common stock combined with additional borrowings under the Company's revolving loans of $56.5 million and proceeds from stock option exercises of $11.4 million.

         The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1998.

Asset Management
----------------

         The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

         The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company also maintains credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells product on a prepay, credit card or cash on delivery basis.

Comments on Forward-Looking Information
---------------------------------------

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission on March 26, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within Items 1 and 7 of this Form 10-Q, should be considered in conjunction with the information included within the Form 8-K.

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


                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                                 (Registrant)


     Signature                          Title                       Date
     ---------                          -----                       ----


/s/ Steven A. Raymund      Chairman of the Board of           December 12, 1996
---------------------       Directors and Chief
Steven A. Raymund            Executive Officer


/s/ Jeffery P. Howells     Senior Vice President of Finance   December 12, 1996
----------------------      and Chief Financial Officer
Jeffery P. Howells          (principal financial officer)


/s/ Joseph B. Trepani      Vice President and Worldwide       December 12, 1996
---------------------       Controller (principal accounting
Joseph B. Trepani           officer)

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
  NO.                             DESCRIPTION
-------                        -----------------

  27                  Financial Data Schedule for the Period Ended
                       10/31/96 (for SEC Use Only)