Form 10-K
period 1997-01-31
TECH DATA CORP
filed 1997-04-10
CIK 790703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                          ---------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 0-14625

                             TECH DATA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      ------------------------------------

                FLORIDA
      (State or other jurisdiction                    NO. 59-1578329
   of incorporation or organization)     (I.R.S. Employer Identification Number)

  5350 TECH DATA DRIVE, CLEARWATER, FL                     34620
(Address of principal executive offices)                (Zip Code)

                      ------------------------------------


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

                                YES  X  NO
                                    ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997: $938,276,000

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                      OUTSTANDING AT MARCH 31, 1997
                   -----                      -----------------------------
    Common stock, par value $.0015 per share          43,335,078


                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on June 10, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.


================================================================================

                                     PART I
ITEM 1.  BUSINESS

     (A) GENERAL DEVELOPMENT OF BUSINESS

     Tech Data Corporation (the "Company" or "Tech Data") was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. In 1984, the Company began marketing certain of its products to the newly emerging market of microcomputer dealers and had withdrawn entirely from end-user sales, broadened its product line to include hardware products, and completed its transition to a wholesale distributor. The Company has since continually expanded its product lines, customer base and geographical presence.

     On May 31, 1989, the Company entered the Canadian market through the acquisition of a distributor subsequently named Tech Data Canada Inc. ("Tech Data Canada"). Tech Data Canada serves customers in all Canadian provinces and carries many of the same products offered by the Company.

     On March 24, 1994, the Company completed the non-cash exchange of 1,144,000 shares of its common stock for all of the outstanding capital stock of Softmart International, S.A. (subsequently named Tech Data France, SNC) ("Tech Data France"), a privately-held distributor of personal computer products based in Paris, France. Tech Data France is the largest French wholesale distributor of microcomputer products, representing leading manufacturers and publishers such as Compaq, Hewlett-Packard, IBM, Lotus and Microsoft. The acquisition was accounted for as a pooling-of-interests effective February 1, 1994; however, due to the immaterial size of the acquisition in relation to the consolidated financial statements, prior period financial statements were not restated.

     To complement its Miami-based Latin American export business, the Company opened a 33,000 square-foot distribution center near Sao Paulo, Brazil in February 1997.

     (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in only one business segment.

     (C) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     The Company is a leading distributor of microcomputer-related hardware and software products to value-added resellers ("VARs"), corporate resellers and retailers (collectively with VARs, "resellers") throughout the United States, France, Canada, Latin America and the Caribbean. The Company purchases its products directly from more than 900 manufacturers of microcomputer hardware and publishers of software in large quantities, maintains a stocking inventory of more than 45,000 products and sells to an active base of over 55,000 customers. The Company provides a cost-effective link between this large number of vendors and customers.

     The Company provides its customers with leading products in systems, peripherals, networking, and software, which accounted for 25%, 39% 19% and 17%, respectively, of sales in fiscal 1997. The Company offers products from manufacturers and publishers such as Apple, Bay Networks, Canon, Compaq, Cisco, Corel, Digital Equipment, Epson, Hewlett-Packard, IBM, Intel, Intuit, Lotus, Kingston, Microsoft, NEC Technologies, Novell, Okidata, Seagate, Symantec, 3Com, Toshiba, U.S. Robotics and Western Digital.

     In addition to products, the Company provides its customers with a high-level of service including pre- and post-sale technical support through a staff of technical advisers who assist customers by telephone either for free or on a user-fee basis. The Company offers educational and promotional seminars on the products sold by the Company in various cities around the United States, France, Canada, and Latin America. The Company also provides on-line ordering, credit and advertising and other marketing assistance to its customers using funds and materials provided by manufacturers and publishers.

INDUSTRY

     Wholesale distribution has proven to be well-suited for manufacturers and publishers of microcomputer products. The large number and diversity of resellers makes it cost efficient for manufacturers and publishers to rely on wholesale distributors to assume responsibility for at least some portion of their distribution, credit, marketing and support requirements. Similarly, due to the large number of microcomputer product manufacturers and publishers, VARs (which integrate proprietary software with products provided by manufacturers and distributors), computer resellers and retailers often cannot establish direct purchasing relationships. Instead they rely on wholesale distributors, such as Tech Data, to satisfy a significant portion of their product, financing, marketing and technical support needs.

     The rates of growth of the wholesale distribution segment of the microcomputer industry and the Company continue to outpace that of the microcomputer industry as a whole for four principal reasons. First, as a result of the use of open systems and off-the-shelf components, hardware and software products are increasingly viewed as commodities. The resulting price competition, coupled with rising selling costs and shorter product life cycles, make it difficult for manufacturers and publishers to efficiently sell directly to resellers and has prompted them to rely on more cost-efficient methods of distribution. Second, customers are increasingly relying on wholesale distributors such as Tech Data for inventory management and flexible customer financing, rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. Third, restrictions by certain major manufacturers on sales through wholesale distributors were gradually eased commencing in 1991. Since the beginning of 1995, the Company has been able to sell certain of those manufacturers' products under more competitive terms and conditions ("open-sourcing"). This has substantially reduced the advantage that aggregators had over distributors such as the Company. Open-sourcing has also contributed to price competition and margin decline in the industry. Fourth, consolidation in the wholesale distribution industry continues as access to financial resources and economies of scale become more critical.

     These factors have benefited distributors like Tech Data, which offer vendors an efficient mechanism for marketing, distributing and supporting their products. The Company has a competitive advantage over certain other distributors which do not have the low cost structure to compete on the basis of price and service, have not invested in sophisticated management information systems and do not have adequate access to capital to finance their growth.

BUSINESS STRATEGY

      To maintain its leadership position in wholesale distribution, the Company's business strategy includes the following main elements:

           CUSTOMER FOCUS. Tech Data has historically focused its marketing on VARs. The VAR market is considered particularly attractive by the Company because it sources product almost exclusively from distributors and is expected to be one of the fastest growing segments of the microcomputer industry. Management believes this will remain one of the fastest growing segments as businesses of all sizes increasingly rely on VARs. The Company also has sought to increase its market share with fast growing retailers and computer superstores (such as CompUSA), as well as corporate resellers (such as CompuCom Systems) and franchisees and other affiliates of aggregators (such as MicroAge). VARs currently represent approximately 61% of the Company's total sales with franchisees and corporate resellers accounting for 25% and retailers accounting for 14%.

           In order to differentiate itself and foster customer loyalty, the Company provides additional customer services such as flexible customer financing, product specifications, electronic catalogues, electronic order entry, pre-and post-sale technical support, configuration of products, private label delivery, low cost delivery, generally in one-to-two days, flexible product return policies and customer education programs. The Company believes its strategy of not competing with its customer base also fosters customer loyalty.

           OPERATING EFFICIENCIES AND ECONOMIES OF SCALE. The Company has pursued a strategy of profitable revenue growth by achieving operating efficiencies through centralized management and control, stringent cost controls, automation, and economies of scale. The Company strictly controls selling, general and administrative expenses; utilizes its highly automated order placement and processing systems to efficiently manage inventory and shipments and to reduce transaction costs; and realizes economies of scale in product purchasing, financing and working capital management.

           MANAGEMENT INFORMATION SYSTEMS. In order to further improve its operating efficiencies and services to its customers, the Company invested approximately $29 million in a scalable, state-of-the-art computer information system which was implemented in December 1994. This system, which currently supports the Company's U.S., Canadian and Latin American export operations, allows the Company to improve operating efficiencies as described above and to offer additional services such as expanding its electronic commerce capabilities, including electronic data interchange and Tech Data On-Line electronic ordering and information systems. The Company plans to make its ordering system available on its World Wide Web site in the near future. This system will also assist the Company in assuming more of the "back office" functions for both its vendors and customers. The Company believes that growth in its electronic commerce capabilities will provide incremental economies of scale and further reduce transaction costs.

           BROAD PRODUCT MIX. The Company offers its customers a broad assortment of leading technology products. Currently the Company offers more than 45,000 products from more than 900 manufacturers and publishers. By offering a broad product assortment, the Company can benefit from its customers' increasing desire to more efficiently procure product by reducing the number of their direct vendor relationships. The Company is continually broadening its product assortment and has recently expanded its offerings of communication products as a result of the convergence of the computing and telecommunication markets. The Company maintains a balanced product line of systems, peripherals, networking products and software to minimize the effects of fluctuation in supply and demand

           MARKET SHARE AND GEOGRAPHIC GROWTH. The Company's plan is to utilize its strong financial and industry positions to continue to expand its business internally and through possible acquisitions, by adding new product lines, increasing market share through competitive pricing, providing additional value added services and expanding internationally. In addition, such resources allow the Company to expand complementary business opportunities such as customer education and the outsourcing of technical support.

VENDOR RELATIONS

      Due to the proliferation of relatively small VARs and computer dealers which purchase a limited volume of products from any single manufacturer, it is more cost efficient for most manufacturers to rely upon distributors, such as Tech Data, rather than to maintain their own sales forces to market, distribute and support products. The Company's strong financial and industry positions have enabled it to obtain contracts with most leading manufacturers and publishers. In addition, the advent of open-sourcing has enabled the Company to cost effectively sell the products of certain major manufacturers to customers which it had previously been restricted from servicing.

      The Company purchases products directly from more than 900 manufacturers and publishers generally on a nonexclusive basis. The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 60 days notice. Such agreements generally contain stock rotation and price protection provisions which reduce, in part, the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Management." Virtually none of the Company's supplier agreements require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies. No single vendor accounted for more than 10% of the Company's net sales during fiscal 1997, 1996 or 1995, except sales of Compaq Computer Corporation products which accounted for 12% of net sales in fiscal 1997.

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

PRODUCTS, SERVICES AND CUSTOMERS

     The Company sells more than 45,000 microcomputer products in systems, peripherals, networking and software purchased directly from manufacturers and publishers in large quantities for sale to an active customer base of more than 55,000 VARs, corporate resellers and retailers. The Company pursues a strategy of expanding its product line to offer its customers a broad assortment of products. Based upon the convergence of computing and communication technologies, the Company has expanded its offering of communication products.

     The Company's VAR customers typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. These resellers generally rely on distributors as their principal source of computer products and financing. Corporate resellers and retailers, on the other hand, often establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors for slower-moving products from numerous smaller manufacturers and publishers and for fill-in orders of fast moving products. The Company's backlog of orders is not considered material to an understanding of its business. No single customer accounted for more than 4% of the Company's net sales during fiscal 1997, 1996 or 1995.

     The Company delivers products throughout the United States, France, Canada, Latin America and the Caribbean from its eleven distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft. Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); Bobigny (Paris), France and Sao Paulo, Brazil. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing customers' need to invest in inventory.

SALES AND MARKETING

     Currently, the Company's sales force consists of approximately 50 field sales representatives and 845 inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by a team of inside telemarketing sales representatives covering a designated territory. Territories with no field representation are serviced exclusively by the inside telemarketing sales representatives. Customers rely upon the Company's electronic ordering and information systems, product catalogs and frequent mailings as sources for product information, including prices.

     Customers typically call their inside sales representative toll-free to place orders for same-day or next-day shipment. The Company's on-line computer system allows the inside sales representatives to check for current stocking levels in each of the seven United States distribution centers. Likewise, inside sales representatives in Canada and France can check on stocking levels in the two Canadian and one French distribution center, respectively. Through "Tech Data On-Line", the Company's proprietary electronic on-line system, domestic customers can gain remote access to the Company's data processing system to check product availability and pricing and to place an order.
Certain of the Company's larger customers have available electronic data interchange ("EDI") services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line which improves efficiency and timeliness for both the Company and the customers. If the product is in stock and the customer has available credit, customer orders received by 5:00 p.m. local time are generally shipped the same day from the distribution facility nearest the customer. The Company's centralized processing capability generally permits a customer located within 250 miles of a distribution center to receive products by inexpensive ground delivery service the next day.

     The Company provides comprehensive training to its field and inside sales representatives regarding technical characteristics of products and the Company's policies and procedures. Each new sales representative attends a six-week course provided in-house by the Company. In addition, the Company's ongoing training program is supplemented by product seminars offered by manufacturers and publishers.

COMPETITION

     The Company operates in a market characterized by intense competition. Competition within the industry is based on product availability, price, credit availability, delivery and various services and support provided by the distributor to the reseller. The Company believes that it is equipped to compete effectively with other distributors in these areas. Major competitors include Ingram Micro, Inc., Merisel, Inc. and a variety of others. Some of the Company's competitors are larger and have greater resources than the Company.

     The Company also faces competition from manufacturers and publishers who can offer customers lower prices than the Company. The Company nevertheless believes that in the majority of cases, manufacturers and publishers choose to sell products though distributors rather than directly because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that the Company's prompt delivery of products and efficient handling of returns provide an important competitive advantage over manufacturers' and publishers' efforts to market their products directly.

EMPLOYEES

     On January 31, 1997, the Company had approximately 3,400 full-time employees. The Company enjoys excellent relations with its employees, all of whom are non-union.

     (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The geographic areas in which the Company operates are the United States (including exports to Latin America and the Caribbean) France, Canada and Brazil. See Note 10 of Notes to Consolidated Financial Statements regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

EXECUTIVE OFFICERS

     STEVEN A. RAYMUND, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER, age 41, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

     ANTHONY A. IBARGUEN, PRESIDENT AND CHIEF OPERATING OFFICER, age 37, joined the Company in September 1996 as President of the Americas and was appointed President and Chief Operating Officer in March 1997. Prior to joining the Company, he was employed by ENTEX Information Services, Inc. from August 1993 to August 1996 as Executive Vice President of Sales and Marketing. From June 1990 to August 1993, he was employed by JWP, Inc. most recently as a Vice President. Mr. Ibarguen holds a B.S. Degree in Marketing from Boston College and a Masters in Business Administration Degree from Harvard University.

     JEFFERY P. HOWELLS, EXECUTIVE VICE PRESIDENT OF FINANCE AND CHIEF FINANCIAL OFFICER, age 40, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President of Finance and Chief Financial Officer and was promoted to Executive Vice President of Finance and Chief Financial Officer in March 1997. From June 1991 through September 1991 he was employed as Vice President of Finance of Inex Vision Systems. From 1979 to May 1991 he was employed by Price Waterhouse, most recently as a Senior Audit Manager. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

     JAMES T. POLLARD, EXECUTIVE VICE PRESIDENT OF OPERATIONS AND CHIEF INFORMATION OFFICER, age 50, joined the Company in October 1993 as Senior Vice President and Chief Information Officer. In March 1997 he was promoted to Executive Vice President of Operations and Chief Information Officer. Prior to joining the Company, he was employed by Florida Power Corporation from September 1990 through September 1993, most recently as Director - Information Services. From November 1984 to September 1990 he was employed by Southern California Gas Company as Senior Vice President. Mr. Pollard holds a B.S. Degree in Business Finance from the University of Utah and a Masters in Business Administration Degree from the University of South Florida.

     PEGGY K. CALDWELL, SENIOR VICE PRESIDENT OF MARKETING, age 51, joined the Company in May 1992. Prior to joining the Company, she was employed by International Business Machines Corporation for 25 years, most recently serving in a variety of senior management positions in the National Distribution Division. Ms. Caldwell holds a B.S. Degree in Mathematics and Physics from Bucknell University.

     TIMOTHY J. CURRAN, SENIOR VICE PRESIDENT OF SALES, age 45, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a B.A. Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

     LAWRENCE W. HAMILTON, SENIOR VICE PRESIDENT OF HUMAN RESOURCES, age 39, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

     YUDA SAYDUN, SENIOR VICE PRESIDENT AND GENERAL MANAGER - LATIN AMERICA, age 43, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.

     THEODORE F. AUGUSTINE, VICE PRESIDENT OF DISTRIBUTION AND LOGISTICS, age 50, joined the Company in July 1996. Prior to joining the Company he served as President of M-Group Logistics, Inc. from June 1995 to July 1996. From 1989 to June 1995 he was employed by The Eli Witt Company as Executive Vice President and Chief Operations Officer. Mr. Augustine holds a Masters of Business Administration Degree from Loyola College.

     PATRICK O. CONNELLY, VICE PRESIDENT OF WORLDWIDE CREDIT SERVICES, age 51, joined the Company in August 1994. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a B.A. Degree in History and French from the University of Texas at Austin.

     CHARLES V. DANNEWITZ, VICE PRESIDENT OF TAXES, age 42, joined the Company in February 1995. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

     BRUCE D. EDEN, VICE PRESIDENT OF MIS AND CHIEF TECHNOLOGY OFFICER, age 54,
joined the Company in January 1994 as Director of Information Technology.   In
February 1995, he was promoted to Vice President of MIS. Prior to joining the Company, Mr. Eden was engaged as an independent consultant from February 1993 to December 1993. From March 1987 to February 1993 Mr. Eden was employed by Pacific Enterprises as Director of Information Systems. Mr. Eden holds a B.A. Degree in Economics from CUNY.

     ARTHUR W. SINGLETON, VICE PRESIDENT, TREASURER AND SECRETARY, age 36, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to December 1989, most recently as an Audit Manager. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

     JOSEPH B. TREPANI, VICE PRESIDENT AND WORLDWIDE CONTROLLER, age 36, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to June 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

     DAVID R. VETTER, VICE PRESIDENT AND GENERAL COUNSEL, age 38, joined the Company in June 1993. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to June 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds a B.A. Degree in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.

ITEM 2.  PROPERTIES

     Tech Data's executive offices, located in Clearwater, Florida, are owned by the Company. In addition, the Company leases distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft. Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); Bobigny (Paris), France; and Sao Paulo, Brazil. The Company also operates training centers in nine cities in the U.S. and Canada.

     In December 1996, the Company opened a new 254,000-square-foot distribution center in Ft. Worth, Texas, replacing its former 50,000-square-foot facility. During fiscal 1997, the Company began a program to significantly expand three of its other U.S. distribution centers in Southern California, Southern New Jersey and Atlanta, Georgia. Upon completion of this expansion program, the Company will have total square footage at its distribution centers of approximately 1,900,000-square-feet. The facilities of the Company are substantially utilized, well-maintained and are adequate to conduct the Company's current business.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market. The approximate number of shareholders as of January 31, 1997 was 15,000.


                                                          Sales Price
                                                     -------------------
FISCAL YEAR 1997                                       High       Low
----------------                                     --------  ---------
Fourth quarter.....................................   $36 3/8    $21 5/8
Third quarter......................................    30 3/8     22 1/8
Second quarter.....................................    24 3/4     18 1/4
First quarter......................................    19 1/2     13

FISCAL YEAR 1996
----------------
Fourth quarter.....................................   $17 7/8    $11 1/4
Third quarter......................................    14 3/4     11 1/8
Second quarter.....................................    15 1/4      8 1/4
First quarter......................................    14 1/4      9 5/8

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                    YEAR ENDED JANUARY 31,
                                  1997         1996         1995          1994        1993
                              -----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net sales                      $4,598,941   $3,086,620   $2,418,410   $1,532,352   $  978,862
                               ----------   ----------   ----------   ----------   ----------
Cost and expenses:
Cost of products sold           4,277,160    2,867,226    2,219,122    1,397,967      885,292
Selling, general and
administrative expenses           206,770      163,790      127,951       79,390       57,556
                               ----------   ----------   ----------   ----------   ----------
                                4,483,930    3,031,016    2,347,073    1,477,357      942,848
                               ----------   ----------   ----------   ----------   ----------
Operating profit                  115,011       55,604       71,337       54,995       36,014
Interest expense                   21,522       20,086       13,761        5,008        3,973
                               ----------   ----------   ----------   ----------   ----------
Income before income taxes         93,489       35,518       57,576       49,987       32,041
Provision for income taxes         36,516       13,977       22,664       19,774       12,259
                               ----------   ----------   ----------   ----------   ----------
Net income                     $   56,973   $   21,541   $   34,912   $   30,213   $   19,782
                               ==========   ==========   ==========   ==========   ==========
Net income per common share*   $     1.35   $      .56   $      .91   $      .83   $      .63
                               ==========   ==========   ==========   ==========   ==========
Dividends per common share           --           --           --           --           --
                               ==========   ==========   ==========   ==========   ==========
Weighted average common
shares outstanding*                42,125       38,138       38,258       36,590       31,402
                               ==========   ==========   ==========   ==========   ==========


BALANCE SHEET DATA:
Working capital                $  351,993   $  201,704   $  182,802   $  165,366   $   89,344
Total assets                    1,545,294    1,043,879      784,429      506,760      326,885
Revolving credit loans            396,391      283,100      304,784      153,105       89,198
Long-term debt                      8,896        9,097        9,682        9,467        9,638
Shareholders' equity              438,381      285,698      260,826      213,326      115,047

* Amounts have been adjusted to reflect the two-for-one stock split declared on March 21, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three preceding fiscal years.



                                                   Percentage of net sales
                                                   -----------------------
                                                    Year Ended January 31,
                                                   ------------------------
                                                  1997       1996        1995
                                                 ------     ------      ------
Net sales......................................  100.0%      100.0%      100.0%
                                                 -----       -----       -----
Cost and expenses:
Cost of products sold..........................   93.0        92.9        91.7
Selling, general and administrative expenses...    4.5         5.3         5.3
                                                 -----       -----       -----
                                                  97.5        98.2        97.0
                                                 -----       -----       -----
Operating profit...............................    2.5         1.8         3.0
Interest expense...............................     .5          .6          .6
                                                 -----       -----       -----
Income before income taxes.....................    2.0         1.2         2.4
Provision for income taxes.....................     .8          .5          .9
                                                 -----       -----       -----
Net income.....................................    1.2%         .7%        1.5%
                                                 =====       =====       =====

FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

     Net sales increased 49.0% to $4.6 billion in fiscal 1997 compared to $3.1 billion in the prior year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The rate of growth in fiscal year 1997 was also positively impacted by a lower growth rate in the prior comparable period as the Company was recovering from the effects of the business interruptions caused by the conversion to a new computer system in December 1994. The Company's U.S. and international sales grew 51% and 36% respectively, in fiscal 1997 compared to the prior year. The Company's international sales in fiscal 1997 were approximately 13% of consolidated net sales.

     The cost of products sold as a percentage of net sales increased from 92.9% in fiscal 1996 to 93.0% in fiscal 1997. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased by 26.2% from $163.8 million in fiscal 1996 to $206.8 million in fiscal 1997, and as a percentage of net sales decreased to 4.5% in fiscal 1997 from 5.3% in the prior year. This decline in selling, general and administrative expenses as a percentage of net sales is attributable to greater economies of scale the Company realized during fiscal 1997 in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is primarily a result of expanded employment and increases in other administrative expenses needed to support the increased volume of business.

     As a result of the factors described above, operating profit in fiscal 1997 increased 106.8% to $115.0 million, or 2.5% of net sales, compared to $55.6 million, or 1.8% of net sales, in fiscal 1996.

     Interest expense increased due to an increase in the Company's average outstanding indebtedness, partially offset by decreases in short-term interest rates on the Company's floating rate indebtedness. Interest expense was further moderated in fiscal 1997 by the receipt of net proceeds of approximately $83.3 million from the Company's July 1996 common stock offering, which proceeds were used to reduce indebtedness.

     Net income in fiscal 1997 increased 164.5% to $57.0 million, or $1.35 per share, compared to $21.5 million, or $.56 per share, in the prior year.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which is effective for the

Company's fiscal year ending January 31, 1997. FAS 123 encourages, but does not require, companies to recognize compensation expense based on the fair value of grants of stock, stock options and other equity investments to employees. Although expense recognition for employee stock-based compensation is not mandatory, FAS 123 requires that companies not adopting must disclose the pro forma effect on net income and earnings per share. The Company will continue to apply prior accounting rules and make pro forma disclosures as required. See Note 6 of Notes to Consolidated Financial Statements for the pro forma effect on net income and earnings per share.

FISCAL YEARS ENDED JANUARY 31, 1996 AND 1995

     Net sales increased 27.6% to $3.1 billion in fiscal 1996 compared to $2.4 billion in the prior year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with increases in the Company's market share. The rate of growth in fiscal year 1996 is lower than the rate of growth in the prior year as the Company continued to recover from the effects of the business interruptions caused by the computer system conversion in December 1994. The Company's international sales in fiscal 1996 were approximately 14% of consolidated net sales compared to 13% in fiscal 1995.

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

     As a result of the factors discussed above, operating profit in fiscal 1996 decreased 22.1% to $55.6 million, or 1.8% of net sales, compared to $71.3 million, or 3.0% of net sales, in fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $188.6 million in fiscal 1997 was primarily attributable to growth in sales and the resulting increases in accounts receivable and inventories.

     Net cash used in investing activities of $21.3 million in fiscal 1997 was a result of the Company making capital expenditures to expand its management information system capability, office facilities and distribution centers. The Company expects to make capital expenditures of approximately $50 million during fiscal 1998 to further expand its management information system capability, office facilities and distribution centers.

     Net cash provided by financing activities of $209.3 million in fiscal 1997 was provided by additional borrowings of $113.3 million under the Company's revolving credit loans in addition to net proceeds of approximately $83.3 million from the July 1996 common stock offering.

     In May 1996, the Company entered into a new $290 million, three-year, multi-currency revolving credit facility. In January 1997, the Company increased its accounts receivable securitization program from $250 million to $300 million (which was further increased to $325 million in February 1997). As of January 31, 1997, the Company had total available credit lines of approximately $600 million ($625 million as of February 28, 1997), of which $396 million was outstanding.

     The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from its vendors and proceeds from public offerings of its common stock to satisfy its capital needs and finance its growth. Management believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs for the year ending January 31, 1998.

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

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floorplan basis.

COMMENTS ON FORWARD-LOOKING INFORMATION

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities and Exchange Commission on March 26, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within Items 1 and 7 of this Form 10-K, should be considered in conjunction with the information included within the Form 8-K.

ITEM 8.  FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Tampa, Florida
March 18, 1997

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




Steven A. Raymund                       Jeffery P. Howells
Chairman of the Board Directors         Executive Vice President of Finance
and Chief Executive Officer             and Chief Financial Officer
March 18, 1997

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                       January 31,
                                               --------------------------
                                                   1997          1996
                                               -----------    ----------
                                     ASSETS
Current assets:
 Cash and cash equivalents                     $      661    $    1,154
 Accounts receivable, less allowance
  of $23,922 and $22,669                           633,579       445,202
 Inventories                                       759,974       465,422
 Prepaid and other assets                           55,796        39,010
                                                ----------    ----------
  Total current assets                           1,450,010       950,788
Property and equipment, net                         65,597        61,610
Excess of cost over acquired net assets, net         5,922         6,376
Other assets, net                                   23,765        25,105
                                                ----------    ----------
                                                $1,545,294    $1,043,879
                                                ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Revolving credit loans                         $  396,391    $  283,100
 Current portion of long-term debt                     201           519
 Accounts payable                                  658,732       433,374
 Accrued expenses                                   42,693        32,091
                                                ----------    ----------
  Total current liabilities                      1,098,017       749,084
Long-term debt                                       8,896         9,097
                                                ----------    ----------
                                                 1,106,913       758,181
                                                ----------    ----------
Commitments and contingencies (Note 8)

Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares
  authorized and issued; liquidation
  preference $.20 per share                              5             5
 Common stock, par value $.0015; 100,000,000
  shares authorized; 43,291,423
  and 37,930,655 issued and outstanding                 65            57
 Additional paid-in capital                        226,577       130,045
 Retained earnings                                 210,283       153,310
 Cumulative translation adjustment                   1,451         2,281
                                                ----------    ----------
  Total shareholders' equity                       438,381       285,698
                                                ----------    ----------
                                                $1,545,294    $1,043,879
                                                ==========    ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Year ended January 31,
                                                    --------------------------------------
                                                       1997          1996          1995
                                                    ----------    ----------    ----------

Net sales                                           $4,598,941    $3,086,620    $2,418,410
                                                    ----------    ----------    ----------
Cost and expenses:
   Cost of products sold                             4,277,160     2,867,226     2,219,122
   Selling, general and administrative expenses        206,770       163,790       127,951
                                                    ----------    ----------    ----------
                                                     4,483,930     3,031,016     2,347,073
                                                    ----------    ----------    ----------
Operating profit                                       115,011        55,604        71,337
Interest expense                                        21,522        20,086        13,761
                                                    ----------    ----------    ----------
Income before income taxes                              93,489        35,518        57,576
Provision for income taxes                              36,516        13,977        22,664
                                                    ----------    ----------    ----------
Net income                                          $   56,973    $   21,541    $   34,912
                                                    ==========    ==========    ==========
Net income per common share                         $     1.35    $      .56    $      .91
                                                    ==========    ==========    ==========
Weighted average common shares outstanding              42,125        38,138        38,258
                                                    ==========    ==========    ==========

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                          PREFERRED STOCK  COMMON STOCK  ADDITIONAL          CUMULATIVE     TOTAL
                          --------------- -------------   PAID-IN  RETAINED TRANSLATION  SHAREHOLDERS'
                            SHARES AMOUNT SHARES  AMOUNT  CAPITAL  EARNINGS  ADJUSTMENT    EQUITY
                            ------ ------ ------  ------  -------  -------- -----------  -------------
Balance -- January 31, 1994  227     $5   36,547    $54  $126,091  $ 87,176    $   --     $213,326
  Issuance of common stock
   in business combination                 1,144      3               9,681                  9,684
  Issuance of common stock
   for stock options
   exercised and related tax
   benefit                                   117            1,856                            1,856
  Net income                                                         34,912                34,912
  Translation adjustments                                                       1,048        1,048
                             ---     ---  ------    ---  --------  --------    ------     --------
Balance -- January 31, 1995  227      5   37,808     57   127,947   131,769     1,048      260,826
  Issuance of common stock
   for stock options
   exercised and related tax
   benefit                                   123            2,098                            2,098
  Net income                                                         21,541                 21,541
  Translation adjustments                                                       1,233        1,233
                             ---     ---  ------    ---  --------  --------    ------     --------
Balance -- January 31, 1996  227      5   37,931     57   130,045   153,310     2,281      285,698
  Issuance of common stock
   for stock options
   exercised and related tax
   benefit                                   760      1    13,223                           13,224
  Issuance of common stock
   net of offering costs                   4,600      7    83,309                           83,316
  Net income                                                         56,973                 56,973
  Translation adjustments                                                        (830)        (830)
                             ---     ---  ------    ---  --------  --------    ------     --------
Balance -- January 31, 1997  227     $5   43,291    $65  $226,577  $210,283    $1,451     $438,381
                             ===     ===  ======    ===  ========  ========    ======     ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                          Year ended January 31,
                                                                ------------------------------------------
                                                                  1997            1996            1995
                                                                ----------    ------------   ------------
Cash flows from operating activities:
 Cash received from customers                                   $4,390,916    $ 2,933,831     $ 2,326,613
 Cash paid to suppliers and employees                           (4,513,309)    (2,854,653)     (2,382,799)
 Interest paid                                                     (21,122)       (20,276)        (13,584)
 Income taxes paid                                                 (45,037)       (11,628)        (27,974)
                                                                ----------    -----------     -----------
  Net cash (used in) provided by operating activities             (188,552)        47,274         (97,744)
                                                                ----------    -----------     -----------
Cash flows from investing activities:
 Expenditures for property and equipment                           (19,229)       (23,596)        (21,351)
 Software development costs                                         (2,024)        (2,826)        (18,696)
                                                                ----------    -----------     -----------
  Net cash used in investing activities                            (21,253)       (26,422)        (40,047)
                                                                ----------    -----------     -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                             96,540          2,098           1,859
 Net borrowings (repayments) from revolving credit loans           113,291        (21,684)        136,019
 Principal payments on long-term debt                                 (519)          (608)         (1,058)
 Proceeds from long-term debt                                          789
                                                                ----------    -----------     -----------
  Net cash provided by (used in) financing activities              209,312        (20,194)        137,609
                                                                ----------    -----------     -----------
  Net (decrease) increase in cash and cash equivalents                (493)           658            (182)
Cash and cash equivalents at beginning of year                       1,154            496             678
                                                                ----------    -----------     -----------
Cash and cash equivalents at end of year                        $      661    $     1,154     $       496
                                                                ==========    ===========     ===========
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income                                                      $   56,973    $    21,541     $    34,912
                                                                ----------    -----------     -----------
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
 Depreciation and amortization                                      20,011         17,364           9,110
 Provision for losses on accounts receivable                        19,648         17,433          17,768
 Loss on disposal of fixed assets                                      446            603           1,237
 Deferred income taxes                                              (5,051)        (5,603)         (1,739)
 Changes in assets and liabilities:
  (Increase) in accounts receivable                               (208,025)      (152,789)        (90,600)
  (Increase) in inventories                                       (294,552)      (100,891)       (132,940)
  (Increase) decrease in prepaid and other assets                  (13,962)        (7,254)          2,645
  Increase in accounts payable                                     225,358        239,161          62,132
  Increase (decrease) in accrued expenses                           10,602         17,709            (269)
                                                                ----------    -----------     -----------
   Total adjustments                                              (245,525)        25,733        (132,656)
                                                                ----------    -----------     -----------
 Net cash (used in) provided by operating activities           $  (188,552)   $    47,274     $   (97,744)
                                                               ===========    ===========     ===========

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives using the following methods:


                                             METHOD           YEARS
                                            ---------------  ---------
         Buildings and improvements         Straight-line    31.5 - 39
         Furniture, fixtures and equipment  Accelerated and
                                             straight-line      3 - 7


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

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


EXCESS OF COST OVER ACQUIRED NET ASSETS

     The excess of cost over acquired net assets is being amortized on a straight-line basis over 15 years. Amortization expense was $602,000, $646,000 and $682,000 in 1997, 1996 and 1995, respectively. The accumulated amortization of goodwill is approximately $2,264,000 and $1,727,000 at January 31, 1997 and 1996, respectively. In fiscal year 1996, the Company settled a liability related to a previous acquisition and therefore recorded a $3,000,000 reduction in goodwill. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. At January 31, 1997, the net unamortized balance of goodwill is not considered to be impaired.


CAPITALIZED DEFERRED SOFTWARE COSTS

     Deferred software costs are included in other assets and represent internal development costs and payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs are being amortized over three to seven years with amortization expense of $4,611,000, $4,253,000 and $329,000 in 1997, 1996 and 1995, respectively. The accumulated amortization of such costs was $9,193,000 and $4,582,000 at January 31, 1997 and 1996, respectively.

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

CASH MANAGEMENT SYSTEM

     Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $111,826,000 and $69,789,000 at January 31, 1997 and 1996, respectively, for which checks are outstanding.

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

NOTE 2 - PROPERTY AND EQUIPMENT:

                                          January 31,
                                   ------------------------
                                    1997              1996
                                    ----              ----
                                        (In thousands)
Land                               $  3,898         $  3,898
Buildings and improvements           29,155           27,802
Furniture, fixtures and equipment    75,982           58,721
Construction in progress                629            1,778
                                   --------         --------
                                    109,664           92,199
Less-accumulated depreciation       (44,067)         (30,589)
                                   --------         --------
                                   $ 65,597         $ 61,610
                                   ========         ========

NOTE 3 - REVOLVING CREDIT LOANS:

     The Company has an agreement (the "Receivables Securitization Program") with a financial institution that allows the Company to transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to provide borrowings up to a maximum of $300,000,000 (increased from $250,000,000 in January 1997 and subsequently increased to $325,000,000 in February 1997). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the $300,000,000 maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate, plus an agreed-upon spread. At January 31, 1997, the Company had a $215,000,000 outstanding balance under this program which is included in the balance sheet caption "Revolving Credit Loans". This agreement expires December 31, 1997.

     In May 1996, the Company entered into a new three-year unsecured $290 million multi-currency revolving credit facility replacing its former domestic, French and Canadian credit agreements. The Company and its wholly-owned subsidiaries are able to borrow funds in sixteen major foreign currencies under this agreement.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As of January 31, 1997, the Company maintained domestic and foreign revolving credit loan agreements (including the Receivables Securitization Program) with a total of twelve financial institutions which provide for maximum short-term borrowings of approximately $600,000,000 ($625,000,000 as of February 28, 1997). At January 31, 1997, the weighted average interest rate on all short-term borrowings was 5.37%. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios. At January 31, 1997, the Company was in compliance with all such covenants.

NOTE 4 - LONG-TERM DEBT:

                                                               January 31,
                                                          ---------------------
                                                           1997           1996
                                                          ------         ------
                                                             (In thousands)
Mortgage note payable, interest at 10.25%, principal
  and interest of $85,130 payable monthly, balloon
  payment due 2005                                        $8,902         $9,005
Mortgage note payable funded through Industrial Revenue
  Bond, interest at 7.3%, principal and interest payable
  quarterly, through 1999                                    195            282
Other note payable                                                          329
                                                          ------         ------
                                                           9,097          9,616
Less - current maturities                                   (201)          (519)
                                                          ------         ------
                                                          $8,896         $9,097
                                                          ======         ======

     Principal maturities of long-term debt at January 31, 1997 for the succeeding five fiscal years are as follows: 1998 - $201,000; 1999 - $213,000; 2000 - $162,000; 2001 - $155,000; 2002 - $172,000.

     Mortgage notes payable are secured by property and equipment with an original cost of approximately $12,000,000. The Industrial Revenue Bond contains covenants which require the Company to maintain certain financial ratios with which the Company was in compliance at January 31, 1997.

NOTE 5 - INCOME TAXES (IN THOUSANDS):

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                   January 31,
                                                                ------------------
Deferred tax liabilities:                                         1997        1996
                                                                 -------   -------
  Accelerated depreciation                                       $ 6,863   $ 4,046
  Deferred revenue                                                 2,811     3,164
  Other - net                                                      3,525     1,378
                                                                 -------   -------
   Total deferred tax liabilities                                 13,199     8,588
                                                                 -------   -------
  Deferred tax assets:
  Accruals not currently deductible                                5,092     2,947
  Reserves not currently deductible                               21,340    14,774
  Capitalized inventory costs                                      2,220     1,144
  Other - net                                                        213       338
                                                                 -------   -------
   Total deferred tax assets                                      28,865    19,203
                                                                 -------   -------
Net deferred tax assets (included in prepaid and other assets)   $15,666   $10,615
                                                                 =======   =======

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Significant components of the provision for income taxes are as follows:


                                                    January 31,
                                       ---------------------------------------
Current:                                  1997          1996          1995
                                       ----------    ----------    ----------
 Federal                               $   32,485    $   15,107    $   19,670
 State                                      5,897         2,932         3,748
 Foreign                                    3,185         1,541           985
                                       ----------    ----------    ----------
   Total current                           41,567        19,580        24,403
                                       ----------    ----------    ----------
Deferred:

 Federal                                   (3,490)       (4,656)       (1,677)
 State                                       (451)         (625)          (62)
 Foreign                                   (1,110)         (322)
                                       ----------    ----------    ----------
   Total deferred                          (5,051)       (5,603)       (1,739)
                                       ----------    ----------    ----------
                                       $   36,516    $   13,977    $   22,664
                                       ==========    ==========    ==========

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                       January 31,
                                                --------------------------
                                                1997       1996       1995
                                                ----       ----       ----
Tax at U.S. statutory rates                     35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit   3.8        4.2        4.2
Other - net                                       .3         .2         .2
                                                ----       ----       ----
                                                39.1%      39.4%      39.4%
                                                ====       ====       ====

     The components of pretax earnings are as follows:


                                                     January 31,
                                       --------------------------------------
                                           1997          1996         1995
                                       ----------    ----------    ----------
United States                          $   88,536    $   33,164    $   55,155
Foreign                                     4,953         2,354         2,421
                                       ----------    ----------    ----------
                                       $   93,489    $   35,518    $   57,576
                                       ==========    ==========    ==========

NOTE 6 - EMPLOYEE BENEFIT PLANS:

STOCK COMPENSATION PLANS

     At January 31, 1997, the Company had four stock-based compensation plans, an employee stock ownership plan and a retirement savings plan, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

FIXED STOCK OPTION PLANS

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     In June 1990, the shareholders approved the 1990 Incentive and Non-Statutory Stock Option Plan (the "1990 Plan") which covers an aggregate of 5,000,000 shares (as amended in June 1994) of common stock. The 1990 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights ("SARs") and limited stock appreciation rights ("Limited SARs") at prices determined by the stock option committee, except for incentive stock options which are granted at the fair market value of the stock on the date of grant. Incentive options granted under the 1990 Plan become exercisable over a five year period while the date of exercise of non-statutory options is determined by the stock option committee. As of January 31, 1997, no SARs or Limited SARs had been granted under the 1990 Plan. Options granted under the 1985 Plan and the 1990 Plan expire 10 years from the date of grant, unless a shorter period is specified by the stock option committee.

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

     A summary of the status of the Company's stock option plans is as follows:



                                         January 31,                        January 31,            January 31,
                                             1997                               1996                 1995
                                     ----------------------            -------------------------------------------
                                                   Weighted                          Weighted            Weighted
                                                   Average                           Average             Average
                                                   Exercise                          Exercise             Exercise
                                     Shares         Price                Shares       Price    Shares      Price
                                     ------------  --------            ---------     -------  ---------  ---------
Outstanding at beginning of year     3,081,110     $13.31              2,644,056     $15.62  1,515,956     $11.02
Granted                              1,112,000      16.27              1,683,450      12.91  1,372,500      19.94
Exercised                             (675,492)     13.11                (79,800)      8.53   (116,900)      5.83
Canceled                              (231,800)     13.72             (1,166,596)     18.45   (127,500)     15.02
                                     ---------                         ---------             ---------
Outstanding at year end              3,285,818      14.31              3,081,110      13.31  2,644,056      15.62
                                     =========                         =========             =========
Options exercisable at year end        576,862                           494,460               180,660

Available for grant at year end        905,000                         1,785,000             2,351,000


                                   Options Outstanding                       Options Exercisable
                      ---------------------------------------------   ---------------------------------
                                     Weighted-Average
                                        Remaining                         Number
   Range of              Number       Contractual  Weighted-Average   Exercisable      Weighted-Average
   Exercise           Outstanding         Life         Exercise            at              Exercise
   Prices             at 1/31/97        (years)        Price            1/31/97            Price
----------------      ----------        -------    ----------------     -------        ----------------

$ 1.50 -  $10.00         139,500          4.9           $ 7.38            84,700           $ 6.31
 11.00 -   15.00       2,644,150          8.3            13.23           406,800            13.30
 16.00 -   30.00         502,168          8.2            21.83            85,362            20.19
                       ---------                                         -------
                       3,285,818          8.2            14.31           576,862            13.29
                       =========                                         =======

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


EMPLOYEE STOCK PURCHASE PLAN

     Under the 1995 Employee Stock Purchase Plan, approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 fair market value each calendar year. Since plan inception, the Company has sold 88,253 shares. All shares purchased under this plan must be retained for a period of one year.

PRO FORMA EFFECT OF STOCK COMPENSATION PLANS

     Had the compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share on a pro forma basis would have been (in thousands, except per share data):


                                  January 31,
                             ----------------------
                                1997        1996
                             ----------  ----------
Net income                      $55,059     $19,937
Net income per common share     $  1.31     $   .52

     The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the years ended January 31, 1997 and 1996, respectively: (1) risk-free interest rates of 6.08% and 6.96%; (2) dividend yield of 0.0% and 0.0%; (3) expected lives of 5.08 and 5.08 years; and (4) volatility of 56% and 39%. Results may vary depending on the assumptions applied within the model.


STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

     In February 1984, the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. The ESOP provides for distribution of vested percentages of the Company's common stock to participants. Such benefit becomes fully vested after seven years of qualified service. The Company also offers its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code which provides for the Company to match 50% of the first $1,000 of each participant's deferrals annually. Contributions to these plans are made in amounts approved annually by the Board of Directors. Aggregate contributions made by the Company to these plans were $2,090,000, $1,659,000 and $1,268,000 for 1997, 1996 and 1995,
respectively.


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

     In July 1996, the Company completed a public offering of 4,600,000 shares of common stock resulting in net proceeds to the Company of approximately $83,316,000.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company leases distribution facilities and certain equipment under noncancelable operating leases which expire at various dates through 2005. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 1998 - $9,036,000; 1999 - $9,502,000; 2000 -
$8,824,000; 2001 - $8,364,000; 2002 - $3,795,000 and $4,596,000 thereafter.
Rental expense for all operating leases amounted to $10,160,000, $7,547,000 and $6,500,000 in 1997, 1996 and 1995, respectively.

NOTE 9 - ACQUISITIONS:

     On March 24, 1994 the Company completed the non-cash exchange of 1,144,000 shares of its common stock for all of the outstanding capital stock of Softmart International, S.A. (subsequently named Tech Data France, SNC), a privately-held distributor of microcomputer products based in Paris, France. The acquisition was accounted for as a pooling-of-interests effective February 1, 1994, however, due to the immaterial size of the acquisition in relation to the consolidated financial statements, prior period financial statements were not restated. In connection with the issuance of the 1,144,000 shares of common stock, the Company recorded an adjustment of $9,681,000 to beginning retained earnings.

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


                                     United States   International Eliminations Consolidated
                                     -------------   ------------- ------------ ------------
FISCAL YEAR 1997
----------------
Net sales to unaffiliated customers    $4,009,924      $589,017      $    -      $4,598,941
                                       ==========      ========      =======     ==========
Operating income                       $  105,330      $  9,681      $    -      $  115,011
                                       ==========      ========      =======     ==========
Identifiable assets                    $1,327,156      $218,138      $    -      $1,545,294
                                       ==========      ========      =======     ==========
FISCAL YEAR 1996
----------------
Net sales to unaffiliated customers    $2,654,750      $431,870      $    -      $3,086,620
                                       ==========      ========      =======     ==========
Operating income                       $   48,419      $  7,185      $    -      $   55,604
                                       ==========      ========      =======     ==========
Identifiable assets                    $  868,910      $174,969      $    -      $1,043,879
                                       ==========      ========      =======     ==========
FISCAL YEAR 1995
----------------
Net sales to unaffiliated customers    $2,104,637      $313,773      $    -      $2,418,410
                                       ==========      ========      =======     ==========
Operating income                       $   65,349      $  5,988      $    -      $   71,337
                                       ==========      ========      =======     ==========
Identifiable assets                    $  677,910      $109,703      $(3,184)    $  784,429
                                       ==========      ========      =======     ==========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11 - UNAUDITED INTERIM FINANCIAL INFORMATION:


                                                           Quarter ended
                             -----------------------------------------------------------------------------
FISCAL YEAR 1997             April 30         July 31                 October 31                January 31
----------------             --------         --------                ----------                ----------
                                        (In thousands, except per share amounts)

Net sales                    $985,574       $1,063,228                $1,236,650                $1,313,489
Gross profit                   69,012           74,302                    85,955                    92,512
Net income                     10,428           12,016                    16,748                    17,781
Net income per common share       .27              .30                       .38                       .40


                                                             Quarter ended
                             -----------------------------------------------------------------------------
FISCAL YEAR 1996             April 30         July 31                 October 31                January 31
----------------             --------         --------                ----------                ----------
                                               (In thousands, except per share amounts)
Net sales                    $633,460         $708,836                  $843,286                  $901,038
Gross profit                   46,216           50,113                    58,685                    64,380
Net income                      1,849            3,448                     7,042                     9,202
Net income per common share       .05              .09                       .18                       .24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 1997 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) Listed below are the financial statements and the schedule filed as part of this report:


FINANCIAL STATEMENTS                                                                    PAGE
                                                                                        ----
 Report of Independent Certified Public Accountants ..................................   14

 Consolidated Balance Sheet at January 31, 1997 and 1996 .............................   15

 Consolidated Statement of Income for the three years ended January 31, 1997 .........   16

 Consolidated Statement of Changes in Shareholders'  Equity for the
  three years ended January 31, 1997 .................................................   16

 Consolidated Statement of Cash Flows for the three years ended January 31, 1997 .....   17

 Notes to Consolidated Financial Statements ..........................................   18

FINANCIAL STATEMENT SCHEDULE
 Report of Independent Certified Public Accountants on Financial Statement Schedule ..   30

 Consent of Independent Certified Public Accountants .................................   30

 Schedule II. -- Valuation and qualifying accounts ...................................   31


     All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

     (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 26, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company.

     (c) the exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

     3-A(1)  -- Articles of Incorporation of the Company as amended to April 23,
                1986.

     3-B(2)  -- Articles of Amendment to Articles of Incorporation of the
                Company filed on August 27, 1987.

     3-C(13) -- By-Laws of the Company as amended to November 28, 1995.

     3-F(9)    -- Articles of Amendment to Articles of Incorporation of the
                  Company filed on July 15, 1993.
     10-F(4)   -- Incentive Stock Option Plan, as amended, and form of option agreement.
     10-G(10)  -- Employee Stock Ownership Plan as amended December 16, 1994.
     10-V(5)   -- Employment Agreement between the Company and Edward C. Raymund dated as of January 31, 1991.
     10-W(5)   -- Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
     10-X(6)   -- First Amendment to the Employment Agreement between the
                  Company and Edward C. Raymund dated November 13, 1992.
     10-Y(6)   -- First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated
                  November 13, 1992.
     10-Z(7)   -- 1990 Incentive and Non-Statutory Stock Option Plan.
     10-AA(7)  -- Non-Statutory Stock Option Grant Form.
     10-BB(7)  -- Incentive Stock Option Grant Form.
     10-CC(8)  -- Employment Agreement between the Company and
                  Steven A. Raymund dated February 1, 1992.
     10-EE(10) -- Retirement Savings Plan as amended January 26, 1994.
     10-FF(9)  -- Revolving Credit and Reimbursement Agreement dated
                  December 22, 1993.
     10-GG(9) -- Transfer and Administration Agreement dated December 22, 1993. 10-HH(10) -- Amendments (Nos. 1-4) to the Transfer and Administration
                  Agreement.
     10-II(10) -- Amended and  Restated Revolving Credit and Reimbursement
                  Agreement dated July 28, 1994, as amended.
     10-JJ(10) -- Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
     10-KK(13) -- Amendments (Nos. 5,6) to the Transfer and Administration
                  Agreement
     10-LL(13) -- Amendments (Nos. 3-5) to the Amended and  Restated Revolving
                  Credit and Reimbursement Agreement dated July 28, 1994,
                  as amended.
     10-MM(13) -- Amendments (Nos. 3-5) to the Revolving Foreign Currency
                  Agreement dated August 4, 1994, as amended.
     10-NN(12) -- Non-Employee Directors' 1995 Non-Statutory Stock Option Plan. 10-OO(12) -- 1995 Employee Stock Purchase Plan.
     10-PP(13) -- Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.
     27(3)     -- Financial Data Schedule (for SEC use only).
     99-A(11)  -- Cautionary Statement For Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation Reform Act
                  of 1995.
--------------

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

(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Tech Data Corporation

     Our audits of the consolidated financial statements referred to in our report dated March 18, 1997 appearing on page 14 of this Form 10-K of Tech Data Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Tampa, Florida
March 18, 1997


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-8 (Nos. 33-21879 and 33-41074) and Form S-3 (No. 33-75788) of Tech Data Corporation of our report dated March 18, 1997 appearing on page 14 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule appearing above.



Price Waterhouse LLP
Tampa, Florida
April 9, 1997

                                                                     SCHEDULE II





                     TECH DATA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                        ADDITIONS
                                 -----------------------                       BALANCE
                                 BALANCE AT  CHARGED TO                         AT END
                                 BEGINNING      COST AND                         OF
DESCRIPTION                      OF PERIOD      EXPENSES  OTHER(1)  DEDUCTIONS  PERIOD
-----------                      ----------  -----------  --------  ----------  -------
Allowance for doubtful accounts
 receivable and sales returns:
January 31,
 1997                             $22,669        $19,648  $4,290    $(22,685)   $23,922
 1996                              16,580         17,433   4,538     (15,882)    22,669
 1995                               8,580         18,965     920     (11,885)    16,580


-----------

(1) Represents bad debt recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 1997.
                                      TECH DATA CORPORATION


                                      By       /s/  STEVEN A. RAYMUND
                                           -----------------------------------
                                                   Steven A. Raymund,
                                           Chairman of the Board of Directors;
                                                  Chief Executive Officer



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


        SIGNATURE                TITLE                                  DATE
        ---------                -----                                  ----
  /s/ STEVEN A. RAYMUND   Chairman of the Board of Directors;       April 9, 1997
------------------------    Chief Executive Officer
Steven A. Raymund

  /s/ JEFFERY P. HOWELLS  Executive Vice President of Finance;      April 9, 1997
------------------------    Chief Financial Officer;
Jeffery P. Howells          (principal financial officer)


  /s/ JOSEPH B. TREPANI   Vice President and Worldwide Controller;  April 9, 1997
------------------------   (principal accounting officer)
Joseph B. Trepani

  /s/ CHARLES E. ADAIR    Director                                  April 9, 1997
------------------------
Charles E. Adair

  /s/ DANIEL M. DOYLE     Director                                  April 9, 1997
------------------------
Daniel M. Doyle

  /s/ DONALD F. DUNN      Director                                  April 9, 1997
------------------------
Donald F. Dunn

  /s/ LEWIS J. DUNN       Director                                  April 9, 1997
------------------------
Lewis J. Dunn

  /s/ EDWARD C. RAYMUND   Director; Chairman Emeritus               April 9, 1997
------------------------
Edward C. Raymund

  /s/ JOHN Y. WILLIAMS    Director                                  April 9, 1997
------------------------
John Y. Williams