Form 10-K/A
period 1997-01-31
TECH DATA CORP
filed 1997-04-29
CIK 790703

------------------------------------------------------------------------------
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
                           ---------------------------

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

            For the transition period from                       to

                         Commission file number 0-14625

                              TECH DATA CORPORATION
             (Exact name of registrant as specified in its charter)
                  -------------------------------------------

          Florida                                      No. 59-1578329
(State or other jurisdiction            (I.R.S. Employer Identification Number)
 Of incorporation or organization)

 5350 Tech Data Drive, Clearwater, FL                       34620
(Address of principal executive offices                    (Zip Code)
                  ---------------------------------------------

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

================================================================================
--------------------------------------------------------------------------------

                                                     PART III

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

   10-EE(10)-- Retirement Savings Plan as amended January 26, 1994.

   10-FF(9) -- Revolving Credit and Reimbursement Agreement dated December 22, 1993.

   10-GG(9) -- Transfer and Administration Agreement dated December 22, 1993.

   10-HH(10)-- Amendments  (Nos.  1-4)  to the  Transfer  and  Administration
Agreement.

   10-II(10)-- Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.

   10-JJ(10)-- Revolving Foreign Currency Agreement dated August 4, 1994, as amended.

   10-KK(13)-- Amendments  (Nos.  5,6) to the  Transfer  and  Administration
Agreement

   10-LL(13)-- Amendments (Nos. 3-5) to the Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.

   10-MM(13)-- Amendments (Nos. 3-5) to the Revolving Foreign Currency Agreement dated August 4, 1994, as amended.

   10-NN(12)-- Non-Employee Directors' 1995 Non-Statutory Stock Option Plan.

   10-OO(12)-- 1995 Employee Stock Purchase Plan.

   10-PP(12)-- Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.

   10-QQ(3) -- Amended and Restated Transfer and Administration Agreement dated January 21, 1997.

   10-RR(3) -- Amendment Number 1 to the Amended and Restated Transfer and Administration Agreement dated March 3, 1997

   10-SS(3) -- Revolving Credit and Reimbursement Agreement dated May 23, 1996.

   21(3)    -- Subsidiaries of Registrant.

   99-A(11) -- Cautionary  Statement  For  Purposes  of  the  "Safe  Harbor"
Provisions   of  the  Private   Securities   Litigation   Reform  Act  of  1995.

-------------

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

     (13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 1997.
                                              TECH DATA CORPORATION

                                              By /s/ STEVEN A. RAYMUND
                                                 ---------------------
                                                    Steven A. Raymund
                                             Chairman of the Board of Directors;
                                                  Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature to this Report on Form 10-K/A appears below hereby appoints Jeffery P. Howells and Arthur W. Singleton, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file any and all amendments and post-effective amendments to this Report on Form 10-K/A, and any and all instruments or documents filed as a part of or in connection with this Report on Form 10-K/A or such amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Report on Form 10-K/A as the attorney-in-fact, or either of them, may deem necessary or appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              Signature                             Title                        Date
              ---------                             -----                        ----

    /s/ STEVEN A. RAYMUND           Chairman of the Board of Directors;      April 29, 1997
---------------------------           Chief Executive Officer
Steven A. Raymund

    /s/ JEFFERY P. HOWELLS          Executive Vice President of Finance;     April 29, 1997
---------------------------           Chief Financial Officer;
Jeffery P. Howells                    (principal financial officer)


    /s/ JOSEPH B. TREPANI           Vice President and Worldwide Controller; April 29, 1997
---------------------------           (principal accounting officer)
Joseph B. Trepani

    /s/ CHARLES E. ADAIR            Director                                 April 29, 1997
---------------------------
Charles E. Adair

    /s/ DANIEL M. DOYLE             Director                                 April 29, 1997
---------------------------
Daniel M. Doyle

    /s/ DONALD F. DUNN              Director                                 April 29, 1997
---------------------------
Donald F. Dunn

    /s/ LEWIS J. DUNN               Director                                 April 29, 1997
---------------------------
Lewis J. Dunn

    /s/ EDWARD C. RAYMUND           Director; Chairman Emeritus              April 29, 1997
---------------------------
Edward C. Raymund

    /s/ JOHN Y. WILLIAMS            Director                                 April 29, 1997
---------------------------
John Y. Williams