Form 10-Q
period 1997-04-30
TECH DATA CORP
filed 1997-06-12
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                     No. 59-1578329
---------------------------------                         ------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

5350 Tech Data Drive, Clearwater, Florida                        34620
-----------------------------------------                    ------------
(Address of principal executive offices)                      ( Zip Code)

Registrant's telephone number, including area code: (813) 539-7429

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
                  CLASS                                        May 31, 1997
---------------------------------------                     ------------------
Common stock, par value $.0015 per share                         43,451,924

                     TECH DATA CORPORATION AND SUBSIDIARIES

                 Form 10-Q For The Quarter Ended April 30, 1997



                                      INDEX

PART I.        FINANCIAL INFORMATION                                       PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              April 30, 1997 (unaudited) and
                              January 31, 1997                               3

                         Consolidated Statement of Income
                              (unaudited) for the three months ended
                              April 30, 1997 and 1996                        4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the three months
                              ended April 30, 1997 and 1996                  5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                    6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      7-8


PART II.       OTHER INFORMATION

               All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 1997.


SIGNATURES                                                                   9



                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                                       April 30,       January 31,
                                                                         1997              1997
                                                                      ----------      -----------
ASSETS                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                           $    1,381       $      661
  Accounts receivable, less allowance of $25,969
    and $23,922                                                          626,524          633,579
  Inventories                                                            671,083          759,974
  Prepaid and other assets                                                44,982           55,796
                                                                      ----------       ----------
    Total current assets                                               1,343,970        1,450,010
Property and equipment, net                                               66,327           65,597
Excess of cost over acquired net assets, net                               5,808            5,922
Other assets, net                                                         23,120           23,765
                                                                      ----------       ----------
                                                                      $1,439,225       $1,545,294
                                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                              $  325,657       $  396,391
  Current portion of long-term debt                                          204              201
  Accounts payable                                                       595,243          658,732
  Accrued expenses                                                        51,512           42,693
                                                                      ----------       ----------
     Total current liabilities                                           972,616        1,098,017
Long-term debt                                                             8,844            8,896
                                                                      ----------       ----------
                                                                         981,460        1,106,913
                                                                      ----------       ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                                  5                5
  Common stock, par value $.0015; 100,000,000
    shares authorized; 43,414,118 and 43,291,423
    issued and outstanding                                                    65               65
  Additional paid-in capital                                             229,403          226,577
  Retained earnings                                                      228,505          210,283
  Cumulative translation adjustment                                         (213)           1,451
                                                                      ----------       ----------
     Total shareholders' equity                                          457,765          438,381
                                                                      ----------       ----------
                                                                      $1,439,225       $1,545,294
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




                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                          Three months ended
                                                                               April 30,

                                                                      -------------------------
                                                                         1997            1996
                                                                      ----------       --------


Net sales                                                             $1,370,146       $985,574
                                                                      ----------       --------

Cost and expenses:
  Cost of products sold                                                1,274,969        916,562
  Selling, general and administrative expenses                            59,484         46,285
                                                                      ----------       --------
                                                                       1,334,453        962,847
                                                                      ----------       --------
Operating profit                                                          35,693         22,727
Interest expense                                                           6,526          5,523
                                                                      ----------       --------
Income before income taxes                                                29,167         17,204
Provision for income taxes                                                10,945          6,776
                                                                      ----------       --------
Net income                                                            $   18,222       $ 10,428
                                                                      ==========       ========
Net income per common share                                           $      .41       $    .27
                                                                      ==========       ========
Weighted average common shares outstanding                                44,663         38,589
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




                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                           Three months ended
                                                                               April 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ----------       --------

Cash flows from operating activities:
  Cash received from customers                                        $1,372,286       $939,927
  Cash paid to suppliers and employees                                (1,288,899)      (947,485)
  Interest paid                                                           (6,889)        (5,358)
  Income taxes paid                                                       (2,352)        (6,550)
                                                                      ----------       --------
    Net cash provided by (used in) operating activities                   74,146        (19,466)
                                                                      ----------       --------

Cash flows from investing activities:
  Capital expenditures                                                    (5,469)        (2,213)
                                                                      ----------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   2,826           4,362
  Net (repayments) borrowings under revolving credit loans               (70,734)         17,227
  Principal payments on long-term debt                                       (49)           (145)
                                                                      ----------       ---------
    Net cash (used in) provided by financing activities                  (67,957)         21,444
                                                                      ----------       ---------
    Net increase (decrease) in cash and cash equivalents                     720            (235)
Cash and cash equivalents at beginning of period                             661           1,154
                                                                      ----------       ---------
Cash and cash equivalents at end of period                            $    1,381       $     919
                                                                      ==========       =========

Reconciliation of net income to net cash provided by
 (used in) operating activities:
Net income                                                            $   18,222       $  10,428
                                                                      ----------       ---------

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          5,607           4,696
    Provision for losses on accounts receivable                            4,915           4,552
    (Increase) decrease in assets
      Accounts receivable                                                  2,140         (45,647)
      Inventories                                                         88,891          34,727
      Prepaid and other assets                                             9,041           3,857
    Increase (decrease) in liabilities:
      Accounts payable                                                   (63,489)        (33,147)
      Accrued expenses                                                     8,819           1,068
                                                                      ----------       ---------
        Total adjustments                                                 55,924         (29,894)
                                                                      ----------       ---------
 Net cash provided by (used in) operating activities                  $   74,146       $ (19,466)
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of presentation
---------------------

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the
accompanying   unaudited   consolidated   financial   statements   contain   all
adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of April 30, 1997 and the results of their operations and cash flows for the three months ended April 30, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1998.

Proposed acquisition
--------------------

     In April 1997, the Company entered into an agreement to acquire 75% of the outstanding voting common stock of Macrotron AG, a publicly-held German distributor of personal computer products based in Munich, Germany. The closing of the transaction is subject to completion of due diligence and is expected to be completed by July 31, 1997. In Macrotron's most recent fiscal year ended September 30, 1996, the company reported sales and net income of DM1.3 billion ($905 million) and DM7.8 million ($5.3 million), respectively.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

Three Months Ended April 30, 1997 and 1996
------------------------------------------

     Net sales increased 39.0% to $1.37 billion in the first quarter of fiscal 1998 compared to $986 million in the first quarter last year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The Company's U.S. and international sales grew 41% and 30%, respectively, in the first quarter of fiscal 1998 compared to the prior year first quarter. International sales were approximately 13% of fiscal 1998 first quarter net sales compared to 14% for the first quarter last year.

     The cost of products sold as a percentage of net sales increased to 93.1% in the first quarter of fiscal 1998 from 93.0% in the prior year. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased by 28.5% to $59.5 million in the first quarter of fiscal 1998 compared to $46.3 million in the prior year and decreased as a percentage of net sales to 4.34% in the first quarter of fiscal 1998 compared to 4.70% in the first quarter last year. This decline in selling, general and administrative expenses as a percentage of net sales in the first quarter of fiscal 1998 is attributable to greater economies of scale the Company realized in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is primarily a result of expanded employment and increases in other administrative expenses needed to support the increased volume of business.

     As a result of the factors discussed above, operating profit increased 57.1% to $35.7 million, or 2.6% of net sales, in the first quarter of fiscal 1998 compared to $22.7 million, or 2.3% of net sales for the first quarter last year.

     Interest expense increased in the first quarter of fiscal 1998 due to an increase in the Company's average outstanding indebtedness, partially offset by decreases in short-term interest rates on the Company's floating rate indebtedness.

     As a result of the factors discussed above, net income increased 74.7% to $18.2 million, or $.41 per share, in the first quarter of fiscal 1998 compared to $10.4 million, or $.27 per share, in the prior year comparable quarter.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities of $74.1 million during the first quarter of fiscal 1998 was primarily attributable to reductions in accounts receivable and inventories.

     Net cash used in investing activities of $5.5 million during the first quarter of fiscal 1998 was a result of the Company making capital expenditures to expand its management information system capability, office facilities and distribution centers. The Company expects to make capital expenditures of approximately $50 million during fiscal 1998 to further expand its management information system capability, office facilities and distribution centers.

     Net cash used in financing activities of $68.0 million during the first quarter of fiscal 1998 was primarily used to reduce borrowings under the Company's revolving credit loans.

     As of April 30, 1997, the Company had total available credit loans of approximately $625 million (including the $325 million Receivables Securitization Program), of which approximately $325 million was outstanding. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs during fiscal 1998.

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

                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                                 (Registrant)


Signature                  Title                                   Date
---------                  -----                                   ----

/s/ Steven A. Raymund      Chairman of the Board of                June 10, 1997
---------------------      Directors; Chief Executive Officer
Steven A. Raymund          (principal executive officer)


/s/ Jeffery P. Howells     Executive Vice President of Finance     June 10, 1997
----------------------     and Chief Financial Officer;
Jeffery P. Howells         (principal financial officer)


/s/ Joseph B. Trepani      Vice President and Worldwide            June 10, 1997
---------------------      Controller; (principal accounting officer)
Joseph B. Trepani