Form 10-Q
period 1997-07-31
TECH DATA CORP
filed 1997-09-12
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       No. 59-1578329
---------------------------------                        ----------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


5350 Tech Data Drive, Clearwater, Florida                     33760
-----------------------------------------                   ----------
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

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  CLASS                                      August 31, 1997
----------------------------------------                     ---------------
Common stock, par value $.0015 per share                        44,003,217

                     TECH DATA CORPORATION AND SUBSIDIARIES

                  Form 10-Q For The Quarter Ended July 31, 1997
                  ---------------------------------------------



                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION                                       PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              July 31, 1997 (unaudited) and
                              January 31, 1997                              3

                         Consolidated Statement of Income
                              (unaudited) for the three and six
                              months ended July 31, 1997 and 1996           4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the six months
                              ended July 31, 1997 and 1996                  5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                   6-7

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      8-10


PART II.       OTHER INFORMATION                                            11

               Signatures                                                   12

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                        July 31,           January 31,
                                                          1997                 1997
                                                       ----------          ----------

ASSETS                                                (Unaudited)
Current assets:
  Cash and cash equivalents                            $    2,125          $      661
  Accounts receivable, less allowance for
    doubtful accounts of $28,079 and $23,922              700,806             633,579
  Inventories                                             705,636             759,974
  Prepaid and other assets                                 43,828              55,796
                                                       ----------          ----------
    Total current assets                                1,452,395           1,450,010
Property and equipment, net                                69,999              65,597
Investment in and advances to Macrotron AG                104,567
Excess of cost over acquired net assets, net                5,696               5,922
Other assets, net                                          22,575              23,765
                                                       ----------          ----------
                                                       $1,655,232          $1,545,294
                                                       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                              $   416,428          $  396,391
  Current portion of long-term debt                           207                 201
  Accounts payable                                        696,297             658,732
  Accrued expenses                                         43,348              42,693
                                                      -----------          ----------
   Total current liabilities                            1,156,280           1,098,017
Long-term debt                                              8,791               8,896
                                                      -----------          ----------
                                                        1,165,071           1,106,913
                                                      -----------          ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                   5                   5
  Common stock, par value $.0015; 200,000,000
    and 100,000,000 shares authorized; 43,947,402
    and 43,291,423 issued and outstanding                      66                  65
  Additional paid-in capital                              241,025             226,577
  Retained earnings                                       249,969             210,283
  Cumulative translation adjustment                          (904)              1,451
                                                      -----------          ----------
     Total shareholders' equity                           490,161             438,381
                                                      -----------          ----------
                                                       $1,655,232          $1,545,294
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                       Three months ended           Six months ended
                                             July 31,                    July 31,
                                    ------------------------    -----------------------
                                        1997         1996           1997         1996
                                    -----------   ----------    ----------   ----------
Net sales                            $1,551,820   $1,063,228    $2,921,966   $2,048,802
                                     ----------   ----------    ----------   ----------
Cost and expenses:
  Cost of products sold               1,447,842      988,926     2,722,811    1,905,488
  Selling, general and
    administrative expenses              63,160       49,324       122,644       95,609
                                     ----------   ----------    ----------   ----------
                                      1,511,002    1,038,250     2,845,455    2,001,097
                                     ----------   ----------    ----------   ----------
Operating profit                         40,818       24,978        76,511       47,705
Interest expense                          6,127        5,279        12,653       10,802
                                     ----------   ----------    ----------   ----------
Income before income taxes               34,691       19,699        63,858       36,903
Provision for income taxes               13,227        7,683        24,172       14,459
                                     ----------   ----------    ----------   ----------
Net income                           $   21,464   $   12,016    $   39,686   $   22,444
                                     ==========   ==========    ==========   ==========
Net income per common share          $      .47   $      .30    $      .88   $      .57
                                     ==========   ==========    ==========   ==========
Weighted average common
 shares outstanding                      45,577       39,865        45,122       39,231
                                     ==========   ==========    ==========   ==========














                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                              Six months ended
                                                                  July 31,
                                                       ------------------------------
                                                          1997                1996
                                                       ----------          ----------
Cash flows from operating activities:
  Cash received from customers                         $2,844,302          $1,975,983
  Cash paid to suppliers and employees                 (2,713,420)         (1,983,984)
  Interest paid                                           (12,967)            (10,788)
  Income taxes paid                                       (32,184)            (17,064)
                                                       ----------          ----------
   Net cash provided by (used in) operating activities     85,731             (35,853)
                                                       ----------          ----------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired           (35,368)
  Capital expenditures                                    (14,087)             (5,692)
                                                       ----------          ----------
   Net cash used in investing activities                  (49,455)             (5,692)
                                                       ----------          ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                    5,250              88,576
  Net borrowings (repayments) under revolver               20,037             (47,129)
  Loans to Macrotron AG                                   (60,000)
  Principal payments on long-term debt                        (99)               (259)
                                                       ----------          ----------
   Net cash (used in) provided by financing activities    (34,812)             41,188
                                                       ----------          ----------
   Net increase (decrease) in cash and cash equivalents     1,464                (357)
Cash and cash equivalents at beginning of period              661               1,154
                                                       ----------          ----------

Cash and cash equivalents at end of period             $    2,125          $      797
                                                       ==========          ==========

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                             $   39,686          $   22,444
                                                       ----------          ----------

  Adjustments  to  reconcile  net  income  to net cash
  provided by (used in)operating activities:
    Depreciation and amortization                          11,101               9,515
    Provision for losses on accounts receivable            10,437               9,422
    (Increase) decrease in assets:
      Accounts receivable                                 (77,664)            (72,819)
      Inventories                                          54,338              25,032
      Prepaid and other assets                              9,613                (309)
    Increase (decrease) in liabilities:
      Accounts payable                                     37,565             (28,043)
      Accrued expenses                                        655              (1,095)
                                                       ----------          ----------
        Total adjustments                                  46,045             (58,297)
                                                       ----------          ----------
 Net cash provided by (used in)
  operating activities                                 $   85,731          $  (35,853)
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of presentation
---------------------

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of July 31, 1997, and the results of their operations and cash flows for the three and six months ended July 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1998.

Acquisition
-----------

         On July 1, 1997 the Company acquired approximately 77% of the voting commo stock and 7% of the non-voting preferred stock of Macrotron AG ("Mactroton"), a leading publicly held distributor of personal computer products based in Munich, Germany. The initial acquisition was completed through an exchange ofapproximately $26 million in cash and 406,586 shares of the Company's common stock, for a combined total value of $35 million. On July 10, 1997, the Company commenced a tender offer for the remaining shares of Macrotron common and preferred stock at a price per share of DM730 and DM600, respectively. As of July 31, 1997, the Company owned or had under option approximately 94% and 18% of Macrotron's common and preferred stock, respectively. The tender offer period ended on September 5, 1997. The cash portion of the initial acquisition and the related tender offer were funded from the Company's revolving credit loan agreements.

     The acquisition of Macrotron will be accounted for under the purchase method. Consistent with the Company's accounting policy for foreign subsidiaries, Macrotron's operations will be consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal quarter ending October 31, 1997 will include Macrotron's operations for the three month period beginning July 1, 1997 and ending on September 30, 1997.

     The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition had occurred at the beginning of each of the periods presented below:

                                       Six months ended
                                           July 31,
                                  ---------------------------
                                     1997             1996
                                  ----------       ----------
Net sales                         $3,489,199       $2,465,276
Net income                        $   40,759       $   22,926
Net income per common share       $      .90       $      .58


     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Macrotron acquisition been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

Three Months Ended July 31, 1997 and 1996
-----------------------------------------

         Net sales increased 46.0% to $1.55 billion in the second quarter of fiscal 1998 compared to $1.06 billion in the second quarter a year ago. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. Second quarter fiscal 1998 U.S. and international sales grew 47.4% and 35.0%, respectively, compared to the prior year second quarter. International sales represented approximately 11% of fiscal 1998 second quarter net sales compared to 12% for the second quarter of fiscal 1997.

         The cost of products sold as a percentage of net sales increased to 93.3% in the second quarter of fiscal 1998 from 93.0% in the prior year. This increase is the result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 28.1% to $63.2 million in the second quarter of fiscal 1998 compared to $49.3 million last year, decreasing as a percentage of net sales from 4.6% in the second quarter of last year to 4.1% in the current quarter. The decline in selling, general and administrative expenses as a percentage of net sales in the second quarter of fiscal 1998 is attributable to greater economies of scale realized by the Company in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is primarily the result of expanded employment and increases in other administrative expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit increased 63.4% to $40.8 million, or 2.6% of net sales, in the second quarter of fiscal 1998 compared to $25.0 million, or 2.3% of net sales for the second quarter last year.

         Interest expense increased in the second quarter of fiscal 1998 due to an increase in the Company's average outstanding indebtedness.

         As a result of the factors described above, net income increased 78.6% to $21.5 million, or $.47 per share, in the second quarter of fiscal 1998 compared to $12.0 million, or $.30 per share, in the prior year comparable quarter.

Six Months Ended July 31, 1997 and 1996
---------------------------------------

         Net sales increased 42.6% to $2.92 billion in the first six months of fiscal 1998 compared to $2.05 billion in the same period last year. Net income increased 76.8% to $39.7 million, or $.88 per share, in the first six months of fiscal 1998 compared to $22.4 million, or $.57 per share, in the comparable prior year period.

         (The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 1997 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources
-------------------------------

         Net cash provided by operating activities of $85.7 million during the first six months of fiscal 1998 was primarily attributable to income from operations of $39.7 million combined with a decrease in inventories and an increase in accounts payable.

         Net cash used in investing activities of $49.5 million during the first six months of fiscal 1998 was attributable to the payment of $35.4 million related to the acquisition of the common and preferred stock of Macrotron combined with the Company's continuing investment of $14.1 million in its management information systems, office facilities and its distribution center facilities. The Company expects to make capital expenditures of approximately $50 million during fiscal 1998 to further expand its management information systems capability, office facilities and distribution centers.

         Net cash used in financing activities of $34.8 million during the first six months of fiscal 1998 reflects a loan of $60.0 million to Macrotron, net of borrowings under revolving credit loans of $20.0 million and proceeds from the issuance of common stock of $5.3 million.

         In July 1997, the Company increased its accounts receivable securitization program from $325 million to $400 million and in August 1997 entered into a new $550 million three-year multi-currency revolving credit loan agreement with twenty banks. The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $980 million (including local country credit lines), of which $416 million was outstanding at July 31, 1997. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1998.

Asset Management
----------------

         The  Company   manages  its   inventories  by  maintaining   sufficient
quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory.
In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures, have helped to reduce the risk ofloss of carrying inventory.

         The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on customer payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company has credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card or cash on delivery basis.

Recent Accounting Pronouncement
-------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the year ended January 31, 1997 and for the subsequent interim periods reported, the amount reported as net income per common share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1997 Annual Meeting of Shareholders held June 10, 1997, the shareholders approved the following items:

          1. The  election  of two  directors,  Daniel M.  Doyle  and  Steven A.
     Raymund to serve three-year terms expiring in 2000. Daniel M. Doyle received 39,968,223 votes cast in favor and 222,198 votes withheld. Steven
     A. Raymund received 39,958,849 votes cast in favor and 231,572 votes withheld.

          2. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the Company's authorized common stock from 100,000,000 to 200,000,000 shares.

          The vote upon such proposal was 26,543,937 in favor, 9,274,890 against and 50,435 abstentions.

          3. A proposal to amend the Company's 1990 Incentive and Non-Statutory Stock Option Plan to increase the number of shares which may be issued thereunder from 5,000,000 to 10,000,000 shares of common stock.

          The vote upon such proposal was 20,835,223 in favor, 14,416,619 against, and 84,568 abstentions.

          4.  A  proposal  to  approve  the  Tech  Data  Corporation   Executive
     Compensation and Incentive Bonus Plan.

          The vote upon such proposal was 38,942,873 in favor, 672,250 against and 120,634 abstentions.

          5. A proposal to ratify the appointment of Price Waterhouse LLP as independent auditors for the fiscal year ending January 31, 1998.

          The vote upon such proposal was 40,121,036 in favor, 43,105 against and 51,440 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 None

          (b)    Reports on Form 8-K

                 There were no reports on Form 8-K filed by the Company during the quarter ended July 31, 1997.

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


                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                                (Registrant)


Signature                  Title                              Date
---------                  -----                              ----

/s/ Steven A. Raymund      Chairman of the Board of           September 12, 1997
---------------------      Directors and Chief
Steven A. Raymund          Executive Officer




/s/ Jeffery P. Howells     Executive Vice President of        September 12, 1997
----------------------     Finance and Chief Financial Officer
Jeffery P. Howells         (principal financial officer)


/s/ Joseph B. Trepani       Vice President and Worldwide      September 12, 1997
----------------------      Controller (principal accounting
Joseph B. Trepani           officer)