Form 10-Q
period 1997-10-31
TECH DATA CORP
filed 1997-12-15
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended October 31, 1997

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
             (Exact name of registrant as specified in its charter)

           Florida                                       No. 59-1578329
-----------------------------                     ---------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

5350 Tech Data Drive, Clearwater, Florida                      33760
-----------------------------------------               ----------------
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

                                 Yes X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                  CLASS                                     November 28, 1997
----------------------------------------                  --------------------
Common stock, par value $.0015 per share                       48,167,757

                     TECH DATA CORPORATION AND SUBSIDIARIES

                Form 10-Q For The Quarter Ended October 31, 1997

                                      INDEX


PART I.        FINANCIAL INFORMATION                                       PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              October 31, 1997 (unaudited) and
                              January 31, 1997                               3

                         Consolidated Statement of Income
                              (unaudited) for the three and nine
                              months ended October 31, 1997 and 1996         4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the nine months
                              ended October 31, 1997 and 1996                5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                   6-7

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      8-10


PART II.       OTHER INFORMATION

               All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended October 31, 1997.

SIGNATURES                                                                   11



                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                     October 31,     January 31,
                                                        1997             1997
                                                     ----------       ----------
ASSETS                                               (Unaudited)
Current assets:
  Cash and cash equivalents                          $    1,893       $      661
  Accounts receivable, less allowance for
    doubtful accounts of $30,362 and $23,922            890,131          633,579
  Inventories                                         1,014,684          759,974
  Prepaid and other assets                               68,118           55,796
                                                     ----------       ----------
    Total current assets                              1,974,826        1,450,010
Property and equipment, net                              82,877           65,597
Excess of cost over acquired net assets, net             46,995            5,922
Other assets, net                                        23,774           23,765
                                                     ----------       ----------
                                                     $2,128,472       $1,545,294
                                                     ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                             $  486,353       $  396,391
  Current portion of long-term debt                         210              201
  Accounts payable                                    1,006,808          658,732
  Accrued expenses                                       89,048           42,693
                                                     ----------       ----------
    Total current liabilities                         1,582,419        1,098,017
Long-term debt                                            8,737            8,896
                                                     ----------       ----------
                                                      1,591,156        1,106,913
                                                     ----------       ----------
Minority interest                                        10,576            -
                                                     ----------       ----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                 5                5
  Common stock, par value $.0015; 200,000,000 and
    100,000,000 shares authorized; 44,449,580
    and 43,291,423 issued and outstanding                    67               65
  Additional paid-in capital                            253,784          226,577
  Retained earnings                                     273,642          210,283
  Cumulative translation adjustment                        (758)           1,451
                                                     ----------       ----------
    Total shareholders' equity                          526,740          438,381
                                                     ----------       ----------
                                                     $2,128,472       $1,545,294
                                                     ==========       ==========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements


                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         Three months ended                    Nine months ended
                                                            October 31,                            October 31,
                                                      --------------------------         ------------------------------
                                                         1997            1996               1997                1996
                                                      ----------      ----------         ----------          ----------

Net sales                                             $2,021,479      $1,236,650         $4,943,445          $3,285,452
                                                      ----------      ----------         ----------          ----------
Cost and expenses:
  Cost of products sold                                1,892,137       1,150,695          4,614,948           3,056,183
  Selling, general and
    administrative expenses                               83,294          54,023            205,938             149,632
                                                      ----------      ----------         ----------          ----------
                                                       1,975,431       1,204,718          4,820,886           3,205,815
                                                      ----------      ----------         ----------          ----------
Operating profit                                          46,048          31,932            122,559              79,637
Interest expense                                           7,991           4,409             20,644              15,211
                                                      ----------      ----------         ----------          ----------
Income before income taxes                                38,057          27,523            101,915              64,426
Provision for income taxes                                14,384          10,775             38,556              25,234
                                                      ----------      ----------         ----------          ----------
Net income                                            $   23,673      $   16,748         $   63,359          $   39,192
                                                      ==========      ==========         ==========          ==========
Net income per common share                           $      .51      $      .38         $     1.39          $      .95
                                                      ==========      ==========         ==========          ==========
Weighted average common shares
  outstanding                                             46,483          44,641             45,579              41,046
                                                      ==========      ==========         ==========          ==========


















           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements



                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                      Nine months ended
                                                                         October 31,
                                                              -----------------------------
                                                                  1997             1996
                                                              ----------        ----------
Cash flows from operating activities:
  Cash received from customers                                $4,782,338        $3,125,968
  Cash paid to suppliers and employees                        (4,685,677)       (3,215,839)
  Interest paid                                                  (20,895)          (15,197)
  Income taxes paid                                              (37,201)          (29,521)
                                                              ----------        ----------
    Net cash provided by (used in) operating activities           38,565          (134,589)
                                                              ----------        ----------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                  (53,668)              -
  Capital expenditures                                           (24,430)          (13,547)
                                                               ----------        ----------
     Net cash used in investing activities                       (78,098)          (13,547)
                                                              ----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                          17,953            94,761
  Net borrowings under revolving credit loan                      22,962            56,485
  Principal payments on long-term debt                              (150)             (438)
                                                              ----------        ----------
    Net cash provided by financing activities                     40,765           150,808
                                                              ----------        ----------
Net increase in cash and cash equivalents                          1,232             2,672
Cash and cash equivalents at beginning of period                     661             1,154
                                                              ----------        ----------
Cash and cash equivalents at end of period                    $    1,893        $    3,826
                                                              ==========        ==========

Reconciliation of net income to net cash
provided by (used in) operating activities:
Net income                                                    $   63,359        $   39,192
                                                              ----------        ----------

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                 18,749            14,451
    Provision for losses on accounts receivable                   19,555            14,534
    (Increase) decrease in assets:
      Accounts receivable                                       (161,107)         (159,484)
      Inventories                                               (167,710)         (175,781)
      Prepaid and other assets                                    (6,212)          (18,750)
    Increase (decrease) in liabilities:
      Accounts payable                                           262,076           146,110
      Accrued expenses                                             9,855             5,139
                                                              ----------        ----------
        Total adjustments                                        (24,794)         (173,781)
                                                              ----------        ----------
 Net cash  provided by (used in) operating activities         $   38,565        $ (134,589)
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

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of presentation
---------------------

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the
accompanying   unaudited   consolidated   financial   statements   contain   all
adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company") as of October 31, 1997, and the results of their operations and cash flows for the three and nine months ended October 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1998.

Acquisition
-----------

     On July 1, 1997 the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Mactroton"), a leading publicly held distributor of personal computer products based in Munich, Germany. The initial acquisition was completed through an exchange of approximately $26 million in cash and 406,586 shares of the Company's common stock, for a combined total value of $35 million. On July 10, 1997, the Company commenced a tender offer for the remaining shares of Macrotron common and preferred stock at a price per share of DM730 and DM600, respectively. The tender offer period ended on September 5, 1997. As of October 31, 1997, the Company owned or had under option approximately 98% and 61% of Macrotron's common and preferred stock, respectively. The cash portion of the initial acquisition and the related tender offer were funded from the Company's revolving credit loan agreements.

     The  acquisition  of  Macrotron  will be  accounted  for under the purchase method. Consistent with the Company's accounting policy for foreign subsidiaries, Macrotron's operations will be consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal quarter ending October 31, 1997 includes Macrotron's operations for the three month period beginning July 1, 1997 and ending September 30, 1997.

     The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition had occurred at the beginning of each of the periods presented below:
                                                        Nine months ended
                                                            October 31,
                                                --------------------------------
                                                   1997                 1996
                                                ----------          ------------

Net sales                                       $5,510,678          $3,937,587
Net income                                      $   64,432          $   40,569
Net income per common share                     $     1.41          $      .98

     The unaudited pro forma information is presented for information purposes only and includes certain pro forma adjustments. Such pro forma information is not necessarily indicative of the operating results that would have occurred had the Mactrotron acquisition been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

Net income per common share
---------------------------

     Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted and primary earnings per share are the same amounts for each of the periods presented.


Subsequent event
----------------

     In November 1997, the Company completed a public offering of 3.7 million shares of its common stock resulting in net proceeds of approximately $149 million.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended October 31, 1997 and 1996
--------------------------------------------

     Net sales increased 63.5% to $2.02 billion in the third quarter of fiscal 1998 compared to $1.24 billion in the third quarter last year. This increase is attributable to the acquisition of Macrotron AG, the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The Company's domestic sales increased 40% while international sales advanced 271% in the third quarter of fiscal 1998 compared to the prior year third quarter. The significant growth in the Company's international sales is attributable to the acquisition of Macrotron AG, in which the Company acquired a controlling interest on July 1, 1997. International sales represented 23% of fiscal 1998 third quarter net sales compared to 10% for the third quarter of fiscal 1997.

     The cost of products sold as a percentage of net sales was 93.6% in the third quarter of fiscal 1998, compared to 93.0% in the prior year. This increase is the result of competitive market conditions and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased 54.2% to $83.3 million in the third quarter of fiscal 1998 compared to $54.0 million last year and as a percentage of net sales declined to 4.12%, compared to 4.37% in the third quarter last year. The decline in selling, general and administrative expenses as a percentage of sales in the third quarter of fiscal 1998 is attributable to greater economies of scale realized by the Company in addition to improved operating efficiencies. The dollar value increase is attributable to the acquisition of Macrotron AG and the result of expanded employment and increases in other operating expenses needed to support the increased volume of business.

     As a result of the factors described above, operating profit increased 44.2% to $46.0 million, or 2.3% of net sales, in the third quarter of fiscal 1998, compared to $31.9 million, or 2.6% of net sales for the third quarter last year.

     Interest expense increased in the third quarter of fiscal 1998 due to an increase in the average outstanding indebtedness related to funding continued growth and the acquisition of Macrotron AG.

     The provision for income taxes increased 33.5% to $14.4 million in the third quarter of fiscal 1998 compared to $10.8 million last year. This increase is attributable to an increase in the Company's income before income taxes. The Company's average income tax rate declined to 37.8% in the third quarter this year compared with 39.1% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income increased 41.3% to $23.7 million, or $.51 per share, in the third quarter of fiscal 1998 compared to $16.7 million, or $.38 per share, in the prior year comparable quarter.

Nine Months Ended October 31, 1997 and 1996
-------------------------------------------

     Net sales increased 50.5% to $4.94 billion in the first nine months of fiscal 1998 compared to $3.29 billion in the same period last year. Net income for the nine month period this year was $63.4 million, or $1.39 per share, up 61.7% from the $39.2 million, or $.95 per share, in the same period last year.

     (The underlying reasons for the fluctuations in the results of operations for the nine months ended October 31, 1997 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities of $38.6 million during the first nine months of fiscal 1998 was primarily attributable to income from operations $63.4 million combined with an increase in accounts payable, offset by increases in accounts receivable and inventories.

     Net cash used in investing activities of $78.1 million during the first nine months of fiscal 1998 was attributable to the payment of $53.7 million related to the acquisition of the common and preferred stock of Macrotron combined with the Company's continuing investment of $24.4 million in its management information systems, office facilities and its distribution center facilities. The Company expects to make capital expenditures of approximately $45 million during fiscal 1998 to further expand its management information systems capability, office facilities and distribution centers.

     Net cash provided by financing activities of $40.8 million during the first nine months of fiscal 1998 reflects the net borrowings under the Company's revolving credit loans of $23.0 million and proceeds from stock option exercises (including the related income tax benefit) of $18.0 million.

     The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $980 million (including local country credit lines), of which $486 million was outstanding at October 31, 1997. In November 1997, the Company completed a public offering of 3.7 million shares of its common stock resulting in net proceeds of approximately $149 million. The Company believes that proceeds from the common stock offering, along with cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1998.

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

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through evaluating detailed information on customer payment history and other relevant information. In addition, the Company participates in a national credit association which exchanges credit information on mutual customers. The Company has credit insurance which insures a percentage of the credit extended by the Company to international and certain of its larger domestic customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay or credit card basis or through commercial finance companies.

Recent Accounting Pronouncement
-------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the year ended January 31, 1997 and for the subsequent interim periods reported, the amount reported as net income per common share is not materially different than that which would have been reported for basic and diluted earnings per share in accordance with SFAS 128.

Comments on Forward-Looking Information
---------------------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed a Form 8-K with the Securities Exchange Commission (the "Commission") on March 26, 1996 outlining cautionary statements and identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Form 8-K as well as the Risk Factors included in the Company's registration statement on Form S-3 filed with the Commission on October 2, 1997.

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


                                                           TECH DATA CORPORATION
                                                                 (Registrant)


Signature                  Title                              Date
---------                  -----                              ----

/s/ Steven A. Raymund      Chairman of the Board of           December 15, 1997
---------------------       Directors and Chief
Steven A. Raymund           Executive Officer



/s/ Jeffery P. Howells     Executive Vice President           December 15, 1997
---------------------       of Finance and Chief Financial
Jeffery P. Howells          Financial Officer (principal
                            financial officer)


/s/ Joseph B. Trepani      Vice President and Worldwide       December 15, 1997
---------------------       Controller (principal accounting
Joseph B. Trepani           officer)