Form 10-K405
period 1998-01-31
TECH DATA CORP
filed 1998-04-08
CIK 790703

-------------------------------------------------------------------------------
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                           ---------------------------
(Mark one)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended January 31, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from      to

                         Commission file number 0-14625

                              TECH DATA CORPORATION
             (Exact name of registrant as specified in its charter)
                  ---------------------------------------------

           Florida                                   No. 59-1578329
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                   5350 Tech Data Drive, Clearwater, FL 33760
               (Address of principal executive offices) (Zip Code)
                  ---------------------------------------------

        Registrant's telephone number including area code: (813) 539-7429

           Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.0015 per share.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.__X__

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998: $1,698,978,000

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                       Outstanding at March 31, 1998
       -----                                       -----------------------------

Common stock, par value $.0015 per share                       48,267,064

                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's Proxy Statement for use at the Annual Meeting of
          Shareholders on June 23, 1998 is incorporated by reference in
             Part III of this Form 10-K to the extent stated herein.

===============================================================================
-------------------------------------------------------------------------------

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

         On March 24, 1994, the Company completed the non-cash exchange of 1,144,000 shares of its common stock for all of the outstanding capital stock of Softmart International, S.A. (subsequently named Tech Data France, SNC) ("Tech Data France"), a privately-held distributor of personal computer products based in Paris, France. Tech Data France is one of the largest wholesale distributors of microcomputer products in France, representing leading manufacturers and publishers such as Compaq, Hewlett-Packard, IBM, Lotus and Microsoft. The acquisition was accounted for as a pooling-of-interests effective February 1, 1994; however, due to the immaterial size of the acquisition in relation to the consolidated financial statements, prior period financial statements were not restated.

         To complement its Miami-based Latin American export business, the Company opened a 33,000 square-foot distribution center near Sao Paulo, Brazil in February 1997.

         On July 1, 1997, Tech Data acquired a controlling interest in Macrotron AG ("Macrotron"), a leading publicly held distributor of personal computer products based in Munich, Germany. Macrotron is one of the largest computer products wholesale distributors in Germany whose product line includes such leading vendors as 3Com, Canon, Compaq, Corel, Epson, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba. As of January 31, 1998, the Company owned approximately 98% and 82% of Macrotron's common and preferred stock, respectively. The acquisition has been accounted for under the purchase method.

         (b)   Financial information about industry segments

         The Company operates in only one business segment.

         (c)   Narrative description of business

         The Company is the world's second largest distributor of microcomputer hardware and software products to value-added resellers ("VARs"), corporate resellers, retailers and direct marketers (collectively with VARs, "customers"). Tech Data distributes products throughout the United States, Canada, Latin America, Germany, France, Switzerland and Austria. The Company purchases its products directly from more than 900 manufacturers of microcomputer hardware and publishers of software in large quantities, maintains a stocking inventory of more than 45,000 products and sells to an active base of over 70,000 customers. The Company's broad assortment of vendors and products meets the customers' need for a cost effective link to those vendors' products offered through a single source.

         The Company provides its customers with leading products including systems, peripherals, networking, and software, which accounted for 24%, 42%, 18% and 16%, respectively, of sales in fiscal 1998. The Company offers products from manufacturers and publishers such as Bay Networks, Cisco, Compaq, Corel, Creative Labs, Digital Equipment, Epson, Hewlett-Packard, IBM, Intel, Microsoft, Novell, Okidata, Seagate, Symantec, 3Com, Toshiba, Viewsonic and Western Digital. The Company generally ships products the same day the orders are received from regionally located distribution centers. The customers are provided with a high-level of service through the Company's pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product configuration services and electronic data interchange ("EDI") services), customized shipping documents and flexible financing programs.

Industry

         The wholesale distribution model, like that provided by the Company, has proven to be well-suited for both manufacturers and publishers of microcomputer products ("vendors") and resellers of those products. The large number and diversity of resellers makes it cost efficient for vendors to rely on wholesale distributors which can leverage distribution costs across multiple vendors who outsource a portion of their distribution, credit, marketing and support services. Similarly, due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships. Instead they rely on wholesale distributors, such as Tech Data, which can leverage purchasing costs across multiple resellers to satisfy a significant portion of their product procurement and delivery, financing, marketing and technical support needs.

         The  Company  believes  that  the  rates  of  growth  of the  wholesale distribution segment of the microcomputer industry and the Company continue to outpace that of the microcomputer industry as a whole for three principal reasons. First, as a result of the use of open systems and off-the-shelf components, hardware and software products are increasingly viewed as commodities. The resulting price competition, coupled with rising selling costs and shorter product life cycles, make it difficult for manufacturers and publishers to efficiently sell directly to resellers and has prompted them to rely on more cost-efficient methods of distribution. Second, resellers are increasingly relying on wholesale distributors such as Tech Data for product availability and flexible financing alternatives rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. Third, restrictions by certain major manufacturers on sales through wholesale  distributors  were  gradually  eased  commencing  in 1991.  Since the beginning of 1995, the Company has been able to sell certain of those manufacturers' products under more competitive terms and conditions ("open-sourcing"). Historically, these previously restricted product lines were sold by master resellers, or aggregators, (whose business model was similar to wholesale distributors, but focused on relatively few product lines) to a network of franchise dealers. Open-sourcing has virtually eliminated any advantage that these aggregators enjoyed as a result of the exclusive arrangements. In addition, consolidation in the wholesale distribution industry continues as economies of scale and access to financial resources become more critical. Larger distributors, like the Company, that have been able to utilize economies of scale to lower costs and pass on the savings to its customers in the form of reduced prices have continued to take market share.

         Recent trends in wholesale distribution include the final assembly of certain products by the distributor and continued expansion of electronic commerce. In order to compete more effectively and lower their costs, major computer systems manufacturers which rely on the two-tier distribution model have begun to take steps to reduce their own inventories and the inventories of their distributors and resellers by implementing a build-to-order manufacturing process. They have also begun to re-engineer their distribution by developing programs whereby final assembly will be performed at the distribution level ("channel assembly") versus the current build-to-forecast methodology employed by these manufacturers. Tech Data has been selected by Compaq, Hewlett-Packard and IBM to participate in their respective channel assembly programs. Tech Data began performing assembly services for IBM in October 1997 and expects to begin performing such services for Compaq and Hewlett-Packard in fiscal 1999.

         The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the World Wide Web, has had and is expected to continue to have a significant impact on the cost efficiency of the wholesale distribution industry. Distributors, such as Tech Data, with the financial and technical resources to develop, implement and operate state-of-the-art management information systems have been able to reduce both their customers' and their own transaction costs through more efficient purchasing and lower selling costs.

         In summary, microcomputer distribution is experiencing rapid growth and consolidation, creating an environment in which market share and the resulting cost efficiencies are critical.
                                       3

Business Strategy

         Tech Data, as the world's second largest distributor of microcomputer products, believes that its infrastructure and the size of its operation position it to gain share in its current markets as well as continue its expansion into new geographic markets. The Company's size and performance have allowed it to make significant investments in personnel, management information systems, distribution centers and other capital resources. The Company provides a broad array of products and services for its resellers, which allows them to satisfy their needs from a single source. The Company's competitive advantage is the result of its low cost structure, investment in sophisticated management information systems and its access to capital to finance growth.

         To  maintain   and  enhance  its   leadership   position  in  wholesale
distribution, the Company's business strategy includes the following main elements:

              Maintain low cost and efficient operations. The Company has pursued a strategy of profitable revenue growth by providing its customers with the benefit of operating efficiencies achieved through centralized management and control, stringent cost controls and automation. The Company strictly regulates selling, general and administrative expenses; utilizes its highly automated order placement and processing systems to efficiently manage inventory and shipments and to reduce transaction costs; and realizes economies of scale in product purchasing, financing and working capital management. The Company has been successful in reducing selling, general and administrative expenses as a percentage of net sales from 6.8% for the fiscal year ended January 31, 1992 to 4.2% for the fiscal year ended January 31, 1998.

              Leverage management information systems. In order to further improve its operating efficiencies and services to its resellers, the Company invested approximately $30 million in a scaleable, state-of-the-art computer information system which was implemented in December 1994. This system, which currently supports the Company's U.S. and Canadian operations and Latin American export operations, allows the Company to improve operating efficiencies and to offer additional services such as expanding its electronic commerce capabilities, including electronic data interchange and Tech Data On-Line electronic ordering and information systems. The Company's ordering system will be available on its World Wide Web site in the near future. The Company believes that growth in its electronic commerce capabilities will provide incremental economies of scale and further reduce transaction costs.

              Offer a broad and balanced product mix. The Company offers its resellers a broad assortment of leading technology products. Currently, the Company offers more than 45,000 products from more than 900 manufacturers and publishers. By offering a broad product assortment, the Company can benefit from its resellers' objective to procure product more efficiently by reducing the number of their direct vendor relationships. The Company is continually broadening its product assortment and has recently expanded its offerings of communication products as a result of the convergence of the computing and telecommunication markets. The Company maintains a balanced product line of systems, peripherals, networking products and software to minimize the effects of fluctuation in supply and demand

              Foster customer loyalty through superior customer service. Tech Data's sales force provides superior customer service through a dedicated team approach in order to differentiate itself from its competitors and foster customer loyalty. The Company provides services such as flexible customer financing and credit programs, a suite of electronic commerce tools (including electronic order entry and access to product specifications), pre- and post-sale technical support, products configuration, customized shipping documents, flexible product return policies and customer education programs. The Company believes its strategy of not competing with its customer base also promotes customer loyalty.
                                       4

              Broaden geographic coverage through international expansion. The Company plans to take advantage of its strong financial position, vendor relationships and distribution expertise to continue to expand its business in the markets it currently serves and additional markets. The Company's expansion strategy focuses on identifying companies with significant market positions and quality management teams in markets where there is developed or emerging demand for microcomputer products. Following expansion into a new market, Tech Data enhances its market share by providing capital, adding new product lines, competitively pricing its products and delivering value-added services. The Company's operations have expanded from its North American focus to include Europe with the acquisition in 1994 of France's largest wholesale microcomputer distributor. In February 1997, the Company continued its international expansion through the development of an in-country subsidiary which stocks and distributes products in Brazil. In July 1997, Tech Data broadened  its  European  presence  with the  acquisition  of a  majority interest in one of Germany's largest wholesale microcomputer distributors, Macrotron AG.

Vendor Relations

         The Company's strong financial and industry positions have enabled it to obtain contracts with most leading manufacturers and publishers. The Company purchases products directly from more than 900 manufacturers and publishers, generally on a nonexclusive basis. The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions  which  allow  termination  by  either  party  upon 60  days  notice.
Generally, the Company's supplier agreements do not require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies. Such agreements generally contain stock rotation and price protection provisions which, along with the Company's inventory management policies and practices, reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Asset Management."

       Major computer systems manufacturers have begun to re-engineer their manufacturing processes whereby final assembly will be performed at the distribution level ("channel assembly") versus the current "build-to-forecast" methodology employed by these manufacturers. Tech Data has been selected by Compaq, Hewlett-Packard and IBM to participate in their respective channel assembly programs. The Company currently performs configuration services at its South Bend distribution center which has been ISO 9002 certified. Tech Data began performing assembly services for IBM in October 1997 and expects to begin performing such services for Compaq and Hewlett-Packard in fiscal 1999. The Company plans to expand its configuration and final assembly services capabilities into its Fontana, California and Swedesboro, New Jersey distribution centers later this year.

       In addition to providing manufacturers and publishers with one of the largest bases of resellers in the United States, Canada, Latin America, Germany, France, Switzerland and Austria, the Company also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its resellers.

       No single vendor accounted for more than 10% of the Company's net sales during fiscal 1998, 1997 or 1996, except sales of Compaq products which accounted for 13% and 12% of net sales in fiscal 1998 and 1997, respectively, and sales of Hewlett-Packard products which accounted for 13% of net sales in fiscal 1998.
                                       5

Customers, Products and Services

         The Company sells more than 45,000 microcomputer products including systems, peripherals, networking and software purchased directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 70,000 VARs, corporate resellers, direct marketers and retailers.

         The Company's VARs typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. This market segment is attractive because VARs, which constituted approximately 53% of Tech Data's net sales in fiscal 1998, generally rely on distributors as their principal source of computer products and financing. Corporate resellers, retailers and direct marketers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired direct. The Company's Tech Data Elect Program provides cost-plus pricing on certain high volume products, primarily computer systems and printers, and other special terms to target corporate resellers. Corporate resellers constituted approximately 30% of the Company's net sales in fiscal 1998. Tech Data also has developed special programs to meet the unique needs of retail and direct marketers, which customers constituted approximately 17% of the Company's net sales in fiscal 1998. No single customer accounted for more than 5% of the Company's net sales during fiscal 1998, 1997 or 1996.

         The Company pursues a strategy of expanding its product line to offer its customers a broad assortment of products. Based upon the convergence of computing and communication technologies, the Company has also expanded its offering of communication products. From time to time, the demand for certain products sold by the Company exceeds the supply available from the manufacturer or publisher. The Company then receives an allocation of the products available. Management believes that the Company's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

         Tech Data provides resellers a high-level of service through the Company's pre- and post-sale technical support, suite of electronic commerce tools (including on-line order entry and EDI services), customized shipping documents, product configuration services and flexible financing programs.

         The Company delivers products throughout the United States, Canada, Latin America, Germany, France, Switzerland and Austria from its fourteen distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft. Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); Sao Paulo, Brazil; Munich, Germany; Bobigny (Paris), France; Hunenberg, Switzerland and Vienna, Austria. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing customers' need to invest in inventory. See Item 2. Properties for further discussion of the Company's locations and distribution centers.


Sales and Electronic Commerce

         Currently, the Company's sales force consists of approximately 80 field sales representatives and 1,054 inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. The Company's team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers to place orders. If the product is in stock and the customer has available credit, customer orders received by 5:00 p.m. local time are generally shipped the same day from the distribution facility nearest the customer.
                                       6

         Customers rely upon the Company's electronic ordering and information systems, product catalogs and frequent mailings as sources for product information, including prices. The Company's on-line computer system allows the inside sales teams to check for current stocking levels in each of the seven United States distribution centers. Likewise, inside sales teams in Canada, Brazil, Germany, France, Switzerland and Austria can check on stocking levels in their respective distribution centers. Through "Tech Data On-Line", the Company's proprietary electronic on-line system, U.S. customers can gain remote access to the Company's data processing system to check product availability and pricing and to place an order. Certain of the Company's larger customers have available EDI services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line which improves efficiency and timeliness for both the Company and the customers. The Company anticipates providing customers with access to order entry capabilities on the World Wide Web in the near future.

         The Company provides comprehensive training to its field and inside sales representatives regarding technical characteristics of products and the Company's policies and procedures. Each new domestic sales representative attends a four to six-week course provided in-house by the Company. In addition, the Company's ongoing training program is supplemented by product seminars offered daily by manufacturers and publishers.

Competition

         The Company operates in a market characterized by intense competition. Competition within the industry is based on product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. The Company believes that it is equipped to compete effectively with other distributors in these areas. Major competitors include Ingram Micro, Inc. and Merisel, Inc. in North America, Computer 2000 and CHS Electronics, Inc. in Europe and a variety of smaller distributors. The only competitor larger than the Company is Ingram Micro, Inc.

         The Company also competes with manufacturers and publishers who sell directly to resellers and end-users. The Company nevertheless believes that in the majority of cases, manufacturers and publishers choose to sell products though distributors rather than directly because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that the Company's prompt delivery of products and efficient handling of returns provide an important competitive advantage over manufacturers' and publishers' efforts to market their products directly.

Employees

         On January 31, 1998, the Company had approximately 5,075 full-time employees. The Company enjoys excellent relations with its employees, all of whom are non-union.

         (d) Financial information about foreign and domestic operations and export sales

         The geographic areas in which the Company operates are the United States (including exports to Latin America and the Caribbean) and International (Germany, France, Canada, Switzerland, Austria and Brazil). See Note 9 and Note 10 of Notes to Consolidated Financial Statements regarding the geographical distribution of the Company's net sales, operating income and identifiable assets and the acquisition of Macrotron AG.

Executive Officers

         Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, age 42, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.
                                       7

         Anthony A. Ibarguen, President and Chief Operating Officer, age 38, joined the Company in September 1996 as President of the Americas and was appointed President and Chief Operating Officer in March 1997. Prior to joining the Company, he was employed by ENTEX Information Services, Inc. from August
1993 to August 1996 as Executive Vice President of Sales and Marketing. From June 1990 to August 1993, he was employed by JWP, Inc. most recently as a Vice President. Mr. Ibarguen holds a B.S. Degree in Marketing from Boston College and a Masters in Business Administration Degree from Harvard University.

         Jeffery P. Howells, Executive Vice President of Finance and Chief Financial Officer, age 41, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President of Finance and Chief Financial Officer and was promoted to Executive Vice President of Finance and Chief Financial Officer in March 1997. From June 1991 through September 1991 he was employed as Vice President of Finance of Inex Vision Systems. From 1979 to May 1991 he was employed by Price Waterhouse, most recently as a Senior Audit Manager. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

         Peggy K. Caldwell, Senior Vice President of Marketing, age 52, joined the Company in May 1992. Prior to joining the Company, she was employed by International Business Machines Corporation for 25 years, most recently serving in a variety of senior management positions in the National Distribution Division. Ms. Caldwell holds a B.S. Degree in Mathematics and Physics from Bucknell University.

         Timothy J. Curran, Senior Vice President of Sales, age 46, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a B.A. Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

         Lawrence W. Hamilton, Senior Vice President of Human Resources, age 40, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

         Gerald M.Labie, President and Managing Director of European Operations, age 54, joined the Company in November 1997. Prior to joining the Company, he was employed by Corporate Software Inc. from 1989 to 1997, most recently serving in the role of Senior Vice President and General Manager, Europe. Mr. Labie holds a B.A. Degree from Alfred University.

         H. John Lochow, Senior Vice President and Chief Information Officer, age 45, joined the Company in February 1998. Prior to joining the Company, he served as Chief Information Officer at Bell Canada and Chief Executive of their international subsidiary Bell Sygma from 1996 to February 1998. From 1994 to 1996, he was employed by AT&T Capital Corporation as Vice President of Systems and New Business Development and from 1989 to 1994 he was employed by CNA Insurance Companies as Vice President of Systems. Mr. Lochow holds a B.A. Degree in Mathematics from Thomas Edison University.

         Yuda Saydun, Senior Vice President and General Manager - Latin America, age 44, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.
                                       8

         Joseph B. Trepani, Senior Vice President and Corporate Controller, age 37, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to June 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         Theodore F. Augustine, Vice President of Distribution and Logistics, age 51, joined the Company in July 1996. Prior to joining the Company he served as President of M-Group Logistics, Inc. from June 1995 to July 1996. From 1989 to June 1995 he was employed by The Eli Witt Company as Executive Vice President and Chief Operations Officer. Mr. Augustine holds a Masters of Business Administration Degree from Loyola College.

         Patrick O. Connelly, Vice President of Worldwide Credit Services, age 52, joined the Company in August 1994. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a B.A. Degree in History and French from the University of Texas at Austin.

         Charles V. Dannewitz, Vice President of Taxes, age 43, joined the Company in February 1995. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

         Arthur W. Singleton, Vice President, Treasurer and Secretary, age 37, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to December 1989, most recently as an Audit Manager. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         David R. Vetter, Vice President and General Counsel, age 39, joined the Company in June 1993. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to June 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds a B.A. Degree in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.

ITEM 2.  Properties

         Tech Data's executive offices, are located in Clearwater, Florida, all of which buildings, except for one, are owned by the Company. In addition, the Company maintains distribution centers in Miami, Florida; Atlanta, Georgia; Paulsboro, New Jersey; Ft. Worth, Texas; South Bend, Indiana; Ontario, California; Union City, California; Mississauga, Ontario (Canada); Richmond, British Columbia (Canada); Bobigny (Paris), France; Sao Paulo, Brazil; Munich, Germany; Hunenberg, Switzerland; and Vienna, Austria. The Company leases all of the preceeding distribution centers with the exception of one of its Munich locations. The Company also operates training centers in nine cities in the U.S.

         The Company is in the process of significantly expanding five of its seven U.S. distribution centers which will encompass a total of 2.2 million square-feet when completed later this year as compared to the former capacity of 800,000 square feet. Four of the five new U.S. distribution center locations include adjacent land which provides enough space to double the capacity of each of these locations to meet future growth requirements. The facilities of the Company are substantially utilized, well-maintained and are adequate to conduct the Company's current business.


ITEM 3.  Legal Proceedings

        There are no material legal proceedings pending against the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

        There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 1998.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Shareholder Matters

        The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market. The approximate number of shareholders as of January 31, 1998 was 17,000.

                                                                Sales Price
                                                          ---------------------
Fiscal year 1998                                             High         Low
----------------                                          ----------    -------

Fourth quarter..........................................  $47 3/4       $34 1/8
Third quarter...........................................   51 3/4        36 1/4
Second quarter..........................................   39 15/16      22 7/8
First quarter...........................................   27 1/2        19 3/4

Fiscal year 1997
----------------

Fourth quarter..........................................  $36 3/8       $21 5/8
Third quarter...........................................   30 3/8        22 1/8
Second quarter..........................................   24 3/4        18 1/4
First quarter...........................................   19 1/2        13

ITEM 6.  Selected Financial Data

                                                           FIVE YEAR FINANCIAL SUMMARY
                                                       (In thousands, except per share data)


                                                                   Year ended January 31,
                                         -----------------------------------------------------------
                                            1998        1997         1996        1995       1994
                                         ----------  ----------  ----------  ----------  -----------

Income statement data:

Net sales                                $7,056,619  $4,598,941  $3,086,620  $2,418,410  $1,532,352
                                         ----------  ----------  ----------  ----------  ----------
Cost and expenses:
   Cost of products sold                  6,590,873   4,277,160   2,867,226   2,219,122   1,397,967
   Selling, general and
     administrative expenses                293,108     206,770     163,790     127,951      79,390
                                         ----------  ----------  ----------  ----------  ----------
                                          6,883,981   4,483,930   3,031,016   2,347,073   1,477,357
                                         ----------  ----------  ----------  ----------  ----------
Operating profit                            172,638     115,011      55,604      71,337      54,995
Interest expense                             29,908      21,522      20,086      13,761       5,008
                                         ----------  ----------  ----------  ----------  ----------
Income before income taxes                  142,730      93,489      35,518      57,576      49,987
Provision for income taxes                   52,816      36,516      13,977      22,664      19,774
                                         ----------  ----------  ----------  ----------  ----------
Income before minority interest              89,914      56,973      21,541      34,912      30,213
Minority interest                               429         -          -           -           -
                                         ----------  ----------  ----------  ----------  ----------
Net income                               $   89,485  $   56,973  $   21,541  $   34,912     $30,213
                                         ==========  ==========  ==========  ==========  ==========
Net income per common share:
   Basic                                 $     2.00  $     1.39  $      .57  $      .92  $      .83
                                         ==========  ==========  ==========  ==========  ==========
     Diluted                             $     1.92  $     1.35  $      .56  $      .91  $      .83
                                         ==========  ==========  ==========  ==========  ==========
Weighted average common
  shares outstanding:
   Basic                                     44,715      40,870      37,846      37,758      36,196
                                         ==========  ==========  ==========  ==========  ==========
   Diluted                                   46,610      42,125      38,138      38,258      36,590
                                         ==========  ==========  ==========  ==========  ==========
Dividends per common share                    -           -           -           -           -
                                         ==========  ==========  ==========  ==========  ==========



Balance sheet data:
Working capital                          $  537,381  $  351,993  $  201,704  $  182,802  $  165,366
Total assets                              2,185,383   1,545,294   1,043,879     784,429     506,760
Revolving credit loans                      540,177     396,391     283,100     304,784     153,105
Long-term debt                                8,683       8,896       9,097       9,682       9,467
Shareholders' equity                        702,588     438,381     285,698     260,826     213,326
---------


ITEM 7.  Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three preceding fiscal years.


                                                                                 Percentage of net sales
                                                                                -------------------------
                                                                                  Year ended January 31,
                                                                                -------------------------
                                                                                 1998       1997     1996
                                                                                -----      -----    -----

Net sales....................................................................   100.0%     100.0%   100.0%
                                                                                -----      -----    -----
Cost and expenses:
   Cost of products sold.....................................................    93.4       93.0     92.9
   Selling, general and administrative expenses..............................     4.2        4.5      5.3
                                                                                -----      -----    -----
                                                                                 97.6       97.5     98.2
                                                                                -----      -----    -----
Operating profit.............................................................     2.4        2.5      1.8
Interest expense.............................................................      .4         .5       .6
                                                                                -----      -----    -----
Income before income taxes...................................................     2.0        2.0      1.2
Provision for income taxes...................................................      .7         .8       .5
                                                                                -----      -----    -----
Income before minority interest..............................................     1.3        1.2       .7
Minority interest............................................................      -          -        -
                                                                                -----      -----    -----
Net income...................................................................     1.3%       1.2%      .7%
                                                                                =====      =====    =====

Fiscal Years Ended January 31, 1998 and 1997

         Net sales increased 53.4% to $7.1 billion in fiscal 1998 compared to $4.6 billion in the prior year. This increase is attributable to the acquisition of Macrotron AG, the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The Company's U.S. and international sales grew 40.3% and 143.1% respectively, in fiscal 1998 compared to the prior year. The significant growth in the Company's international sales is attributable to the acquisition of Macrotron AG, in which the Company acquired a controlling interest on July 1, 1997. The Company's international sales in fiscal 1998 were approximately 20% of consolidated net sales compared with 13% in the prior year.

         The cost of products sold as a percentage of net sales increased from 93.0% in fiscal 1997 to 93.4% in fiscal 1998. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 41.8% from $206.8 million in fiscal 1997 to $293.1 million in fiscal 1998, and as a percentage of net sales decreased to 4.2% in fiscal 1998 from 4.5% in the prior year. This decline in selling, general and administrative expenses as a percentage of net sales is attributable to greater economies of scale the Company realized during fiscal 1998 in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to the acquisition of Macrotron AG and the expanded employment and increases in other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit in fiscal 1998 increased 50.1% to $172.6 million, or 2.4% of net sales, compared to $115.0 million, or 2.5% of net sales, in fiscal 1997. A factor contributing to the decrease in the operating profit margin from 2.5% in fiscal 1997 to 2.4% in fiscal 1998 was the acquisition of Macrotron AG. Macrotron's operating model employs a lower operating profit margin due to its higher asset turnover, as compared to the Company's U.S. business.

         Interest expense increased due to an increase in the Company's average outstanding indebtedness related to funding continued growth, the acquisition of Macrotron AG and capital expenditures. The increase in interest expense was partially offset in fiscal 1998 by decreases in short-term interest rates on the Company's floating rate indebtedness and by the receipt of net proceeds of approximately $149 million from the Company's November 1997 common stock offering which were used to reduce indebtedness.

         The Company's average income tax rate declined to 37.0% for fiscal 1998 as compared to 39.1% for fiscal 1997. This reduction primarily is the result of a larger portion of the Company's income being subject to lower state income tax jurisdictions.

         Net income in fiscal 1998 increased 57.1% to $89.5 million, or $1.92 per diluted share, compared to $57.0 million, or $1.35 per diluted share, in the prior year. Fiscal Years Ended January 31, 1997 and 1996

         Net sales increased 49.0% to $4.6 billion in fiscal 1997 compared to $3.1 billion in the prior year. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The rate of growth in fiscal year 1997 was also positively impacted by a lower growth rate in the prior comparable period as the Company was recovering from the effects of the business interruptions caused by the conversion to a new computer system in December 1994. The Company's U.S. and international sales grew 51% and 36% respectively, in fiscal 1997 compared to the prior year. The Company's international sales in fiscal 1997 were approximately 13% of consolidated net sales.

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

         Interest expense increased due to an increase in the Company's average outstanding indebtedness, partially offset by decreases in short-term interest rates on the Company's floating rate indebtedness. Interest expense was further moderated in fiscal 1997 by the receipt of net proceeds of approximately $83.3 million from the Company's July 1996 common stock offering which were used to reduce indebtedness.

         Net income in fiscal 1997 increased 164.5% to $57.0 million, or $1.35 per diluted share, compared to $21.5 million, or $.56 per diluted share, in the prior year.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components and is effective for financial statements for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. This standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

Impact of Inflation

         The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry have generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts.

Year 2000 Compliance

         The Company has conducted a comprehensive audit of the "Year 2000" issues affecting its operations and is in the process of implementing required modifications to its systems. The underlying issues are not expected to have a material adverse affect on the Company's operations or financial position. The cost of addressing "Year 2000" issues has not been material to the Company to date and is not expected to be in future periods.

Liquidity and Capital Resources

         Net cash used in operating activities of $126.3 million in fiscal 1998 was primarily attributable to growth in sales and the resulting increases in accounts receivable and inventories.

         Net cash used in investing activities of $116.3 million in fiscal 1998 was a result of the payment of $68.1 million related to the acquisition of the common and preferred stock of Macrotron combined with the Company's continuing investment of $48.1 million in its management information system capability, office facilities and equipment for distribution centers. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 1999 to further expand its management information systems, office facilities and distribution centers.

         Net cash provided by financing activities of $244.6 million in fiscal 1998 was provided by additional borrowings of $76.8 million under the Company's revolving credit loans in addition to net proceeds of approximately $149 million from the November 1997 common stock offering and approximately $19 million of proceeds from other issuance of the Company's common stock.

         The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $907 million (including local country credit lines), of which $540 million was outstanding at January 31, 1998. In November 1997, the Company completed a public offering of 3.7 million shares of its common stock resulting in net proceeds of approximately $149 million. The Company believes that proceeds from the common stock offering, along with cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1999.

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

Comments on Forward-Looking Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed Exhibit 99A as part of this Form 10-K which outlines cautionary statements and identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within Items 1 and 7 of this Form 10-K, should be considered in conjunction with the aforementioned Exhibit 99A.

ITEM 8.  Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/ PRICE WATERHOUSE LLP
Price Waterhouse LLP
Tampa, Florida
March 18, 1998

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


/S/ STEVEN A. RAYMUND                       /S/ JEFFERY P. HOWELLS
Steven A. Raymund                           Jeffery P. Howells
Chairman of the Board Directors             Executive Vice President of Finance
and Chief Executive Officer                 and Chief Financial Officer
March 18, 1998

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                              January 31,
                                                       ------------------------
                                                           1998          1997
                                                       ----------    ----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                            $    2,749    $      661
  Accounts receivable, less allowance
    of $29,731 and $23,922                                909,426       633,579
  Inventories                                           1,028,367       759,974
  Prepaid and other assets                                 65,843        55,796
                                                       ----------    ----------
    Total current assets                                2,006,385     1,450,010
Property and equipment, net                               100,562        65,597
Excess of cost over acquired net assets, net               55,460         5,922
Other assets, net                                          22,976        23,765
                                                       ----------    ----------
                                                       $2,185,383    $1,545,294
                                                       ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loans                               $  540,177    $  396,391
  Accounts payable                                        850,866       658,732
  Accrued expenses                                         77,961        42,894
                                                       ----------    ----------
    Total current liabilities                           1,469,004     1,098,017
Long-term debt                                              8,683         8,896
                                                       ----------    ----------
    Total Liabilities                                   1,477,687     1,106,913
                                                       ----------    ----------
Minority interest                                           5,108        -
                                                       ----------    ----------

Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                   5             5
  Common stock, par value $.0015; 200,000,000
    and 100,000,000 shares authorized; 48,250,349
    and 43,291,423 issued and outstanding                      72            65
  Additional paid-in capital                              403,880       226,577
  Retained earnings                                       299,768       210,283
  Cumulative translation adjustment                        (1,137)        1,451
                                                       ----------    ----------
    Total shareholders' equity                            702,588       438,381
                                                       ----------    ----------
                                                       $2,185,383    $1,545,294
                                                       ==========    ==========







                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.




                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                                 Year ended January 31,
                                                                        -----------------------------------------
                                                                           1998            1997           1996
                                                                        ----------       ----------    ----------
Net sales                                                               $7,056,619       $4,598,941    $3,086,620
                                                                        ----------       ----------    ----------
Cost and expenses:
  Cost of products sold                                                  6,590,873        4,277,160     2,867,226
  Selling, general and administrative expenses                             293,108          206,770       163,790
                                                                        ----------       ----------    ----------
                                                                         6,883,981        4,483,930     3,031,016
                                                                        ----------       ----------    ----------
Operating profit                                                           172,638          115,011        55,604
Interest expense                                                            29,908           21,522        20,086
                                                                        ----------       ----------    ----------
Income before income taxes                                                 142,730           93,489        35,518
Provision for income taxes                                                  52,816           36,516        13,977
                                                                        ----------       ----------    ----------
Income before minority interest                                             89,914           56,973        21,541
Minority interest                                                              429             -              -
                                                                        ==========       ==========    ==========
Net income                                                              $   89,485       $   56,973    $   21,541
                                                                        ==========       ==========    ==========
Net income per common share:
   Basic                                                                $     2.00       $     1.39    $      .57

                                                                        ==========       ==========    ==========
     Diluted                                                            $     1.92       $     1.35    $      .56
                                                                        ==========       ==========    ==========
Weighted average common shares outstanding:
   Basic                                                                    44,715           40,870        37,846
                                                                        ==========       ==========    ==========
     Diluted                                                                46,610           42,125        38,138
                                                                        ==========       ==========    ==========


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)


                                        Preferred Stock    Common Stock   Additional              Cumulative      Total
                                       ----------------  ---------------   Paid-In    Retained   Translation   Shareholders'
                                       Shares    Amount  Shares   Amount   Capital    Earnings    Adjustment     Equity
                                       ------    ------  ------   ------   --------   --------    ----------    --------

Balance - January 31, 1995                227      $5     37,808    $57    $127,947   $131,769      $1,048      $260,826
   Issuance of common stock
     for stock options
     exercised and related tax
     benefit                                                 123              2,098                                2,098
   Net income                                                                           21,541                    21,541
   Translation adjustments                                                                           1,233         1,233
                                         ----      --     ------    ---    --------   --------      ------      --------
Balance -- January 31, 1996               227       5     37,931     57     130,045    153,310       2,281       285,698
   Issuance of common stock
     for stock options
     exercised and related tax
     benefit                                                 760      1      13,223                               13,224
   Issuance of common stock
     net of offering costs                                 4,600      7      83,309                               83,316
   Net income                                                                           56,973                    56,973
   Translation adjustments                                                                           (830)          (830)
                                         ----      --     ------    ---    --------   --------      ------      --------
Balance - January 31, 1997                227       5     43,291     65     226,577    210,283       1,451       438,381
   Issuance of common stock in
     business purchase                                       407      1       9,255                                9,256
   Issuance of common stock
     for stock options
     exercised and related tax                               861      1      19,077                               19,078
     benefit
   Issuance of common stock
     net of offering costs                                 3,691      5     148,971                              148,976
   Net income                                                                           89,485                    89,485
   Translation adjustments                                                                          (2,588)       (2,588)
                                         ====     ==      ======    ====   ========   ========     =======      ========
Balance - January 31, 1998                227     $5      48,250     $72   $403,880   $299,768     $(1,137)     $702,588
                                         ====     ==      ======    ====   ========   ========     =======      ========

                The accompanying Notes to Consolidated Financial
                    Statements are an integral part of these
                              financial statements.


                                      TECH DATA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)


                                                                                   Year ended January 31,
                                                                       ---------------------------------------------
                                                                          1998              1997              1996
                                                                       ----------        ----------       ----------
Cash flows from operating activities:
  Cash received from customers                                         $6,870,096        $4,390,916       $2,933,831
  Cash paid to suppliers and employees                                 (6,914,537)       (4,513,309)      (2,854,653)
  Interest paid                                                           (29,909)          (21,122)         (20,276)
  Income taxes paid                                                       (51,949)          (45,037)         (11,628)
                                                                       ----------        -----------      ----------
   Net cash (used in) provided by operating activities                   (126,299)         (188,552)          47,274
                                                                       ----------        -----------      ----------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                           (68,136)             -               -
  Expenditures for property and equipment                                 (45,900)         (19,229)          (23,596)
  Software development costs                                               (2,216)          (2,024)           (2,826)
                                                                       ----------        ---------        ----------
   Net cash used in investing activities                                 (116,252)         (21,253)          (26,422)
                                                                       ----------        ---------        ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  168,054            96,540            2,098
  Net borrowings (repayments) from revolving credit loans                  76,786           113,291          (21,684)
  Principal payments on long-term debt                                       (201)             (519)            (608)
                                                                       ----------        ----------       ----------
   Net cash provided by (used in) financing activities                    244,639           209,312          (20,194)
                                                                       ----------        ----------       ----------
   Net increase (decrease) in cash and cash equivalents                     2,088              (493)             658
Cash and cash equivalents at beginning of year                                661             1,154              496
                                                                       ----------        ----------       ----------
Cash and cash equivalents at end of year                               $    2,749        $      661       $    1,154
                                                                       ==========        ==========       ==========

Reconciliation of net income to net cash (used in)
 provided by operating activities:
Net income                                                             $   89,485        $   56,973       $   21,541
                                                                       ----------        ----------       ----------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                           26,364            20,011           17,364
   Provision for losses on accounts receivable                             22,634            19,648           17,433
   Loss on disposal of fixed assets                                            -                446              603
   Deferred income taxes                                                    3,720            (5,051)          (5,603)
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                    (183,481)         (208,025)        (152,789)
     (Increase) in inventories                                            (181,393)         (294,552)        (100,891)
     (Increase) in prepaid and other assets                                 (8,317)          (13,962)          (7,254)
     Increase in accounts payable                                          106,134           225,358          239,161
     (Decrease) increase in accrued expenses                                (1,445)           10,602           17,709
                                                                       -----------       -----------      -----------
      Total adjustments                                                   (215,784)         (245,525)          25,733
                                                                       -----------       -----------      -----------
   Net cash (used in) provided by operating activities                 $  (126,299)      $  (188,552)     $    47,274
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

         The consolidated financial statements include the accounts of Tech Data Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the following methods:

                                                                 Method            Years
                                                                 ------            -----

         Buildings and improvements                           Straight-line       15 - 39
         Leasehold improvements                               Straight-line        2 - 5
         Furniture, fixtures and equipment                     Accelerated         2 - 7
                                                             and straight-line


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

Excess of cost over acquired net assets

         The excess of cost over acquired net assets is being amortized on a straight-line basis over 15 to 35 years. Amortization expense was $1,458,000, $602,000 and $646,000 in 1998, 1997 and 1996, respectively. The accumulated amortization of goodwill is approximately $3,563,000 and $2,264,000 at January 31, 1998 and 1997, respectively. The Company evaluates, on a regular basis, whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. At January 31, 1998, the net unamortized balance of goodwill is not considered to be impaired.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Capitalized deferred software costs

         Deferred software costs are included in other assets and represent internal development costs and payments to vendors for the design, purchase and implementation of the computer software for the Company's operating and financial systems. Such deferred costs are being amortized over three to seven years with amortization expense of $4,967,000, $4,611,000 and $4,253,000 in 1998, 1997 and 1996, respectively. The accumulated amortization of such costs was $14,160,000 and $9,193,000 at January 31, 1998 and 1997, respectively. The remaining unamortized balance of such costs was $17,894,000 and $20,645,000 at January 31, 1998 and 1997, respectively.

Product warranty

         The Company does not offer warranty coverage. However, to maintain customer goodwill, the Company facilitates vendor warranty policies by accepting for exchange (with the Company's prior approval) defective products within 60 days of invoicing. Defective products received by the Company are subsequently returned to the vendor for credit or replacement.

Income taxes

         Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries since such amounts are expected to be reinvested indefinitely.

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

Concentration of credit risk

         The Company sells its products to a large base of value-added resellers ("VARs"), corporate resellers, retailers and direct marketers throughout the United States, Canada, Latin America, Germany, France, Switzerland and Austria. The Company also performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance which insures a percentage of credit extended by the Company to certain of its larger domestic and international customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale.

Derivative financial instruments

         The Company operates internationally with distribution facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company's derivative financial instruments have terms of 180 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Derivative financial instruments are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

         The notional amount of forward exchange contracts and options is the amount of foreign currency bought or sold at maturity. The notional amount of currency interest rate swaps is the underlying principal and currency amounts used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of the Company's involvement in the various types and uses of derivative financial instruments and are not a measure of the Company's exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into like off-setting contracts with similar remaining maturities based on quoted market prices.

         The Company's derivative financial instruments outstanding at January 31, 1998 are as follows: (Derivative instruments outstanding at January 31, 1997 were not material)


                                                                         January 31, 1998
                                                             ---------------------------------------
                                                                Notional              Estimated Fair
                                                                 Amounts                   Value
                                                             ----------------         --------------
                                                                           (In thousands)

Foreign exchange forward contracts                             $ 78,043                     $ 939
Purchased foreign currency options                             $    500                     $ (12)
Currency interest rate swaps                                   $128,300                     $ 377



Disclosures about fair value of financial instruments

         Financial instruments (excluding derivative financial instruments) that
are  subject  to  fair  value   disclosure   requirements  are  carried  in  the
consolidated financial statements at amounts that approximate fair value.

Net income per common share

         Effective for the fiscal year ended January 31, 1998, the Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and related interpretations. SFAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of SFAS 128. The composition of basic and diluted net income per common share is as follows:

                                                                                Year ended January 31,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        -----------    -----------    ------------
                                                                         (In thousands, except per share amounts)
Net income                                                               $   89,485     $   56,973      $   21,541
                                                                         ==========     ==========      ==========
Weighted average shares                                                      44,715         40,870          37,846
                                                                         ==========     ==========      ==========
Net income per common share - basic                                      $     2.00     $     1.39      $      .57
                                                                         ==========     ==========      ==========
Weighted average shares including the dilutive
  effect of stock options (1,895,000, 1,255,000 and 292,000
  for fiscal 1998, 1997 and 1996, respectively)                              46,610        42,125           38,138
                                                                         ==========     ==========      ==========
Net income per common share - diluted                                          1.92           1.35             .56
                                                                         ==========     ==========      ==========


                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash management system

         Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $60,000,000 and $111,826,000 at January 31, 1998 and 1997, respectively, for which checks are outstanding.

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

Fiscal year

         The Company and its subsidiaries operate on a fiscal year that ends on January 31, except for the Company's French, German and Brazilian subsidiaries which operate on a fiscal year that ends on December 31.

NOTE 2 - PROPERTY AND EQUIPMENT:
                                                             January 31,
                                                        ---------------------
                                                          1998         1997
                                                        --------      -------
                                                             (In thousands)
Land                                                    $  7,805      $ 3,898
Buildings and improvements                                36,543       29,155
Furniture, fixtures and equipment                        112,821       75,982
Construction in progress                                  12,359          629
                                                        --------      -------
                                                         169,528      109,664
Less-accumulated depreciation                            (68,966)     (44,067)
                                                        --------      -------
                                                        $100,562      $65,597
                                                        ========      =======

NOTE 3 - REVOLVING CREDIT LOANS:

         The Company has an agreement (the "Receivables Securitization Program") with a financial institution that allows the Company to transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to provide borrowings up to a maximum of $325,000,000. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the $325,000,000 maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate, plus an agreed-upon spread. At January 31, 1998, the Company had a $237,420,000 outstanding balance under this program which is included in the balance sheet caption "Revolving Credit Loans". This agreement expires December 31, 1998.

         In August 1997, the Company entered into a new three-year unsecured $550,000,000 multi-currency revolving credit facility replacing its former $290,000,000 facility. The Company and its subsidiaries are able to borrow funds in sixteen major foreign currencies under this agreement.

         As of January 31, 1998, the Company maintained domestic and foreign revolving credit loan agreements (including the Receivables Securitization Program) with a total of twenty financial institutions which provide for maximum short-term borrowings of approximately $907,000,000 (including local country credit loans). At January 31, 1998, the weighted average interest rate on all short-term borrowings was 4.89%. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios. At January 31, 1998, the Company was in compliance with all such covenants.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4 - LONG-TERM DEBT:

                                                                        January 31,
                                                                    ------------------
                                                                      1998       1997
                                                                    ------      ------
                                                                      (In thousands)
Mortgage note payable, interest at 10.25%, principal
  and interest of $85,130 payable monthly, balloon
  payment due 2005                                                  $8,788      $8,902
Mortgage note payable funded through Industrial Revenue
  Bond, interest at 7.5%, principal and interest payable
  quarterly, through 1999                                              108         195
                                                                    ------      ------
                                                                     8,896       9,097
Less - current maturities                                             (213)       (201)
                                                                    ======      ======
                                                                    $8,683      $8,896
                                                                    ======      ======


         Principal maturities of long-term debt at January 31, 1998 for the succeeding five fiscal years are as follows: 1999 - $213,000; 2000 - $162,000; 2001 - $155,000; 2002 - $172,000; 2003 - $190,508.

         Mortgage notes payable are secured by property and equipment with an original cost of approximately $12,000,000. The Industrial Revenue Bond contains covenants which require the Company to maintain certain financial ratios with which the Company was in compliance at January 31, 1998.

NOTE 5 - INCOME TAXES (In thousands):

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             January 31,
                                                          --------------------
Deferred tax liabilities:                                  1998          1997
                                                          -------      -------
  Accelerated depreciation                                $10,519      $ 6,863
  Deferred revenue                                          1,630        2,811
  Other - net                                               4,937        3,525
                                                          -------      -------
    Total deferred tax liabilities                         17,086       13,199
                                                          -------      -------
Deferred tax assets:
  Accruals not currently deductible                         5,412        5,092
  Reserves not currently deductible                        21,290       21,340
  Capitalized inventory costs                               1,959        2,220
  Other - net                                                 371          213
                                                          -------      -------
    Total deferred tax assets                              29,032       28,865
                                                          -------      -------
Net deferred tax assets (included in
 prepaid and other assets)                                $11,946      $15,666
                                                          =======      =======

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Significant components of the provision for income taxes are as follows:

                                                  Year ended January 31,
                                            -----------------------------------
Current:                                     1998          1997         1996
                                            -------       -------      -------
   Federal                                  $39,805       $32,485      $15,107
   State                                      2,469         5,897        2,932
   Foreign                                    6,822         3,185        1,541
                                            -------       -------      -------
     Total current                           49,096        41,567       19,580
                                            -------       -------      -------
Deferred:
   Federal                                    3,328        (3,490)      (4,656)
   State                                        507          (451)        (625)
   Foreign                                     (115)       (1,110)        (322)
                                            -------       -------      -------
     Total deferred                           3,720        (5,051)      (5,603)
                                            =======       =======      =======
                                            $52,816       $36,516      $13,977
                                            =======       =======      =======


         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                   Year ended January 31,
                                               ----------------------------
                                                1998        1997       1996
                                               -----       -----      -----
Tax at U.S. statutory rates                     35.0%       35.0%      35.0%
State income taxes, net
 of federal tax benefit                          1.4         3.8        4.2
Other - net                                       .6          .3         .2
                                               =====       =====      =====
                                                37.0%       39.1%      39.4%
                                               =====       =====      =====

         The components of pretax earnings are as follows:

                                                   Year ended January 31,
                                               --------------------------------
                                                 1998         1997        1996
                                               --------      -------      ------

United States                                  $126,757      $88,536     $33,164
Foreign                                          15,973        4,953       2,354
                                               ========      =======     =======
                                               $142,730      $93,489     $35,518
                                               ========      =======     =======

         The  cumulative  amount  of  undistributed  earnings  of  international
subsidiaries   for  which  U.S.   income  taxes  have  not  been   provided  was
approximately $10 million at January 31, 1998. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

NOTE 6 - EMPLOYEE BENEFIT PLANS:

Stock compensation plans

         At January 31, 1998, the Company had four stock-based compensation plans, an employee stock ownership plan and a retirement savings plan, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         In June 1990, the shareholders approved the 1990 Incentive and Non-Statutory Stock Option Plan (the "1990 Plan") which covers an aggregate of 10,000,000 shares (as amended in June 1997) of common stock. The 1990 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights ("SARs") and limited stock appreciation rights ("Limited SARs") at prices determined by the stock option committee, except for incentive stock options which are granted at the fair market value of the stock on the date of grant. Incentive options granted under the 1990 Plan become exercisable over a five year period while the date of exercise of non-statutory options is determined by the stock option committee. As of January 31, 1998, no SARs or Limited SARs had been granted under the 1990 Plan. Options granted under the 1985 Plan and the 1990 Plan expire 10 years from the date of grant, unless a shorter period is specified by the stock option committee.

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

         A summary of the status of the Company's stock option plans is as follows:



                                             January 31,                January 31,                    January 31,
                                                 1998                      1997                          1996
                                           --------------------        -------------------       ----------------------
                                                       Weighted                   Weighted                     Weighted
                                                        Average                    Average                      Average
                                                       Exercise                   Exercise                     Exercise
                                            Shares        Price         Shares       Price        Shares          Price
                                           --------    --------        --------   --------       --------      --------
Outstanding at beginning of year           3,285,818     $14.31        3,081,110    $13.31       2,644,056       $15.62
Granted                                    1,643,400      26.65        1,112,000     16.27       1,683,450        12.91
Exercised                                   (720,573)     13.23         (675,492)    13.11         (79,800)        8.53
Canceled                                    (327,100)     17.57         (231,800)    13.72      (1,166,596)       18.45
                                           =========                   =========                 =========
Outstanding at year end                    3,881,545      19.43        3,285,818     14.31       3,081,110        13.31
                                           =========                   =========                 =========

Options exercisable at year end              601,895                     576,862                   494,460

Available for grant at year end            4,737,458                     905,000                 1,785,000


                                        Options Outstanding                             Options Exercisable
                      --------------------------------------------------------    ---------------------------------
                                        Weighted-Average
                                            Remaining       Weighted-Average                       Weighted-Average
                          Number        Contractual Life    Exercise Price           Number        Exercise Price
     Range of         Outstanding at         (years)                              Exercisable
 Exercise Prices          1/31/98                                                  at 1/31/98
------------------    --------------    ----------------    ----------------     -------------     --------------
  $ 1.50 -  $10.99         562,150           6.4               $10.24               250,400           $ 9.72
   11.00 -   15.99       1,386,195           7.7                14.20               221,495            13.94
   16.00 -   29.99       1,597,900           8.4                23.59               130,000            20.23
   30.00 -   51.00         335,300           9.6                36.62                     0              -
                       ===========                                                =========
                         3,881,545                                                  601,895
                       ===========                                                =========


                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Employee stock purchase plan

         Under the 1995 Employee Stock Purchase Plan, approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees. Under the terms of the plan, employees can choose to have a fixed dollar amount or percentage deducted from their compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 fair market value each calendar year. Since plan inception, the Company has sold 137,246 shares as of January 31, 1998. All shares purchased under this plan must be retained for a period of one year.

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

                                                                             Year ended January 31,
                                                                   -------------------------------------------
                                                                     1998              1997              1996
                                                                   --------          -------           -------
Net income                                                         $85,344           $55,059           $19,937
Net income per common share:
  Basic                                                            $  1.91           $  1.35           $   .53
  Diluted                                                          $  1.83           $  1.31           $   .53



         The preceding pro forma results were calculated with the use of the Black Scholes option-pricing model. The following assumptions were used for the years ended January 31, 1998, 1997 and 1996, respectively: (1) risk-free interest rates of 6.76%, 6.08% and 6.96%; (2) dividend yield of 0.0%, 0.0% and 0.0%; (3) expected lives of 4.87, 5.08 and 5.08 years; and (4) volatility of 56%, 56% and 39%. Results may vary depending on the assumptions applied within the model.


Stock ownership and retirement savings plans

         In February 1984, the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. The ESOP provides for distribution of vested percentages of the Company's common stock to participants. Such benefit becomes fully vested after seven years of qualified service. At January 31, 1998 and 1997, 780,000 and 717,000 shares, respectively, were held by the ESOP. The Company also offers its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code which provides for the Company to match 50% of the first $1,000 of each participant's deferrals annually. Contributions to these plans are made in amounts approved annually by the Board of Directors. Aggregate contributions made by the Company to these plans were $2,460,000, $2,090,000 and $1,659,000 for 1998, 1997 and
1996, respectively.

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

         In November 1997, the Company completed a public offering of 3.7 million shares of common stock resulting in net proceeds to the Company of approximately $149,000,000.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Operating leases

         The Company leases distribution facilities and certain equipment under noncancelable operating leases which expire at various dates through 2005. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 1999 - $15,145,000; 2000 - $13,604,000; 2001 -
$10,079,000;  2002 - $4,278,000;  2003 - $1,601,000 and  $4,294,000  thereafter.
Rental expense for all operating leases amounted to $15,704,000, $10,160,000 and $7,547,000 in 1998, 1997 and 1996, respectively.

NOTE 9 - ACQUISITIONS:

         On July 1, 1997 the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Macrotron"), a distributor of personal computer products based in Munich,
Germany. The initial acquisition was completed through an exchange of approximately $26 million in cash and 406,586 shares of the Company's common stock, for a combined total value of $35 million. On July 10, 1997, the Company commenced a tender offer for the remaining shares of Macrotron common and preferred stock at a price per share of DM730 and DM600, respectively. The tender offer period ended on September 5, 1997. As of January 31, 1998, the Company owned approximately 98% and 82% of Macrotron's common and preferred stock, respectively. The cash portion of the initial acquisition, the related tender offer and subsequent purchase of Macrotron's common and preferred stock were funded from the Company's revolving credit loan agreements.

         The acquisition of Macrotron is accounted for under the purchase method. The preliminary purchase price allocation has resulted in approximately $51,000,000 in excess cost over the net fair market value of tangible assets acquired as of January 31, 1998. The Company is currently implementing its acquisition strategy which may result in an adjustment to the net assets acquired. Consistent with the Company's accounting policy for foreign subsidiaries, Macrotron's operations will be consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal year ending January 31, 1998 includes Macrotron's operations for the six month period beginning July 1, 1997 and ending December 31, 1997.

         The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition had occurred at the beginning of each of the periods presented below:


                                                 Year ended January 31,
                                             ------------ ------ ------------
                                                1998                1997
                                             ------------        ------------
                                                      (In thousands)
Net sales                                      $7,623,852          $5,571,406
Net income                                     $   90,161          $   60,716
Net income per common share:
  Basic                                        $     2.01          $     1.47
  Diluted                                      $     1.93          $     1.43


         The unaudited pro forma information is presented for informational purposes only and includes certain pro forma adjustments. Such pro forma information is not necessarily indicative of the operating results that would have occurred had the Macrotron acquisition been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - SEGMENT INFORMATION:

         The  Company  is  engaged  in  one  business  segment,   the  wholesale
distribution of microcomputer hardware and software products. The geographic areas in which the Company operates are the United States (United States including exports to Latin America and the Caribbean) and International
(Germany, France, Canada, Switzerland, Austria and Brazil). The geographical distribution of net sales, operating income and identifiable assets are as follows (in thousands):


                                                 United States    International   Eliminations   Consolidated
                                                 -------------    -------------   ------------   ------------
Fiscal year 1998
----------------
Net sales to unaffiliated customers              $5,624,891         $1,431,728    $    -         $7,056,619
                                                 ==========         ==========    =========      ==========
Operating income                                 $  151,887         $   20,751    $    -         $  172,638
                                                 ==========         ==========    =========      ==========
Identifiable assets                              $1,568,458         $  616,925    $    -         $2,185,383
                                                 ==========         ==========    =========      ==========

Fiscal year 1997
----------------
Net sales to unaffiliated customers              $4,009,924         $  589,017    $    -         $4,598,941
                                                 ==========         ==========    =========      ==========
Operating income                                 $  105,330         $    9,681    $    -         $  115,011
                                                 ==========         ==========    =========      ==========
Identifiable assets                              $1,327,156         $  218,138    $    -         $1,545,294
                                                 ==========         ==========    =========      ==========

Fiscal year 1996
----------------
Net sales to unaffiliated customers              $2,654,750         $  431,870    $    -         $3,086,620
                                                 ==========         ==========    =========      ==========
Operating income                                 $   48,419         $    7,185    $    -         $   55,604
                                                 ==========         ==========    =========      ==========
Identifiable assets                              $  868,910         $  174,969    $    -         $1,043,879
                                                 ==========         ==========    =========      ==========


NOTE 11 - UNAUDITED INTERIM FINANCIAL INFORMATION:

                                                                          Quarter ended
                                                   -------------------------------------------------------------
                                                     April 30         July 31        October 31       January 31
                                                   ------------    ------------    ------------    -------------
Fiscal year 1998                                             (In thousands, except per share amounts)
----------------
Net sales                                             $1,370,146      $1,551,820      $2,021,479      $2,113,174
Gross profit                                              95,177         103,978         129,342         137,249
Net income                                                18,222          21,464          23,673          26,126
Net income per common share:
  Basic                                                      .42             .49             .54             .55
  Diluted                                                    .41             .47             .51             .53

                                                                          Quarter ended
                                                   -------------------------------------------------------------
                                                     April 30         July 31        October 31       January 31
                                                   ------------    ------------    ------------    -------------
Fiscal year 1997                                               (In thousands, except per share amounts)
----------------

Net sales                                            $   985,574      $1,063,228      $1,236,650      $1,313,489
Gross profit                                              69,012          74,302          85,955          92,512
Net income                                                10,428          12,016          16,748          17,781
Net income per common share:
  Basic                                                      .27             .31             .39             .41
  Diluted                                                    .27             .30             .38             .40


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                     PART III

ITEMS 10, 11, 12 and 13.

        The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 1998 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 1998.

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

        (a)  Listed below are the financial statements and the schedule filed as part of this report:

Financial Statements                                                                                        Page
  Report of Independent Certified Public Accountants.......................................................   16

  Consolidated Balance Sheet at January 31, 1998 and 1997..................................................   17

  Consolidated Statement of Income for the three years ended January 31, 1998..............................   18

  Consolidated Statement of Changes in Shareholders'  Equity for the
     three years ended January 31, 1998....................................................................   19

  Consolidated Statement of Cash Flows for the three years ended January 31, 1998..........................   19

  Notes to Consolidated Financial Statements...............................................................   20

Financial Statement Schedule
  Report of Independent Certified Public Accountants on Financial Statement Schedule.......................   33

  Consent of Independent Certified Public Accountants......................................................   33

  Schedule II. -- Valuation and qualifying accounts........................................................   34

         All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

         (b) The Company was not required to file a report on Form 8-K during the fiscal year ended January 31, 1998.

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

           3-A(1)     -- Articles of Incorporation of the Company as amended to
April 23, 1986.

           3-B(2)     -- Articles of Amendment to Articles of Incorporation of
the Company filed on August 27, 1987.

           3-C(13)    -- By-Laws of the Company as amended to November 28, 1995.

           3-F(9)     -- Articles of Amendment to Articles of Incorporation of
the Company filed on July 15, 1993.
           4-E(15) -- Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.

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

         10-Z(7)      -- 1990 Incentive and Non-Statutory Stock Option Plan
as amended.

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

         10-HH(10)    -- Amendments (Nos.1-4) to the Transfer and Administration
Agreement.

         10-II(10) -- Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.

         10-JJ(10) -- Revolving Foreign Currency Agreement dated August 4, 1994, as amended.

         10-KK(13)    -- Amendments (Nos.5,6) to the Transfer and Administration
Agreement

         10-LL(13)    -- Amendments (Nos. 3-5) to the Amended and  Restated
Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.

         10-MM(13)    -- Amendments (Nos. 3-5) to the Revolving Foreign Currency
Agreement dated August 4, 1994, as amended.

         10-NN(12)    -- Non-Employee Directors' 1995 Non-Statutory Stock Option
Plan.

         10-OO(12)    -- 1995 Employee Stock Purchase Plan.

         10-PP(12)    -- Employment Agreement between the Company and A. Timothy
Godwin dated as of December 5, 1995.

         10-QQ(14) -- Amended and Restated Transfer and Administration Agreement dated January 21, 1997.

         10-RR(14) -- Amendment Number 1 to the Amended and Restated Transfer and Administration Agreement dated March 3, 1997.

         10-SS(14) -- Revolving Credit and Reimbursement Agreement dated May 23, 1996.

         10-TT(15) -- Amendment Number 2 to the Amended and Restated Transfer and Administration Agreement dated July 29, 1997.

         10-UU(15) -- Revolving Credit and Reimbursement Agreement dated August 28, 1997.

         10-VV(16) -- Amendment Number 3 to the Amended and Restated Transfer and Administration Agreement dated December 18, 1997.

         21(16)       -- Subsidiaries of Registrant.

         27(3)        -- Financial Data Schedule (included in the electronic
version only.)

         99-A(3) -- Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
-------------
(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-4135.
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-21997.
(3)     Filed herewith.
(4) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-21879.
(5) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-41074.
(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.
(16)    To be filed by amendment.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Tech Data Corporation

         Our audits of the consolidated financial statements referred to in our report dated March 18, 1998 appearing on page 16 of this Form 10-K of Tech Data Corporation also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Tampa, Florida
March 18, 1998


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8s (Nos. 33-21879, 33-41074, 33-62181 and 33-60479) of Tech
Data Corporation of our report dated March 18, 1998 appearing on page 16 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule appearing above.





Price Waterhouse LLP
Tampa, Florida
April 8, 1998

                                                                    SCHEDULE II





                     TECH DATA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                               Additions
                                      ---------------------------                                           Balance
                                      Balance at       Charged to                                            at end
                                       beginning         cost and                                              of
Description                            of period         expenses         Other(1)      Deductions           period
-----------                            ---------         --------         --------      ----------           ------

Allowance for doubtful accounts receivable and sales returns:
January 31,
   1998                                $23,922            $22,634          $9,328        $(26,153)          $29,731
   1997                                 22,669             19,648           4,290         (22,685)           23,922
   1996                                 16,580             17,433           4,538         (15,882)           22,669
----------

(1) Other includes recoveries, acquisitions and the effect of fluctuations in foreign currency.



                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 1998.
                                           TECH DATA CORPORATION

                                           By       /s/  STEVEN A. RAYMUND
                                           -------------------------------
                                                    Steven A. Raymund,
                                           Chairman of the Board of Directors;
                                                    Chief Executive Officer

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

              Signature                             Title                       Date
              ---------                             -----                       ----

    /s/ STEVEN A. RAYMUND           Chairman of the Board of Directors;         April 8, 1998
---------------------------          Chief Executive Officer
Steven A. Raymund

    /s/ JEFFERY P. HOWELLS          Executive Vice President of Finance;        April 8, 1998
---------------------------          Chief Financial Officer;
Jeffery P. Howells                   (principal financial officer)


   /s/ JOSEPH B. TREPANI           Senior Vice President and Corporate          April 8, 1998
------------------------            Controller;(principal accounting officer)
Joseph B. Trepani

    /s/ ARTHUR W. SINGLETON         Vice President, Treasurer and Secretary     April 8, 1998
---------------------------
Arthur W. Singleton

    /s/ CHARLES E. ADAIR            Director                                    April 8, 1998
------------------------
Charles E. Adair

    /s/ DANIEL M. DOYLE             Director                                    April 8, 1998
-----------------------
Daniel M. Doyle

    /s/ DONALD F. DUNN              Director                                    April 8, 1998
----------------------
Donald F. Dunn

    /s/ EDWARD C. RAYMUND           Director; Chairman Emeritus                 April 8, 1998
---------------------------
Edward C. Raymund

    /s/ DAVID M. UPTON              Director                                    April 8, 1998
----------------------
David M. Upton

    /s/ JOHN Y. WILLIAMS            Director                                    April 8, 1998
------------------------
John Y. Williams
