Form 10-K405/A
period 1998-01-31
TECH DATA CORP
filed 1998-05-29
CIK 790703

--------------------------------------------------------------------------------
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K405/A
                                AMENDMENT NO. 1
                           ---------------------------

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998: $1,698,978,000

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at March 31, 1998

Common stock, par value $.0015 per share                     48,267,064

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   None
================================================================================
--------------------------------------------------------------------------------

NOTE: The purpose of this amendment is to file exhibits previously indicated as "to be filed by amendment" within the Tech Data Corporation Form 10-K for the period ended January 31, 1998.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

        (a) Listed below are the financial statements and the schedule filed as part of this report:

Financial Statements
  Report of Independent Certified Public Accountants........................(+)

  Consolidated Balance Sheet at January 31, 1998 and 1997...................(+)

  Consolidated Statement of Income for the three years ended January 31,
    1998....................................................................(+)

  Consolidated Statement of Changes in Shareholders' Equity for the
    three years ended January 31, 1998......................................(+)

  Consolidated Statement of Cash Flows for the three years ended January
    31, 1998................................................................(+)

  Notes to Consolidated Financial Statements................................(+)

Financial Statement Schedule
  Report of Independent Certified Public Accountants on Financial Statement
    Schedule................................................................(+)

  Consent of Independent Certified Public Accountants.......................(+)

  Schedule II. -- Valuation and qualifying accounts.........................(+)

           (+) Filed previously within the Tech Data Corporation Form 10-K for the period ended January 31, 1998.

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

         10-RR(14)    -- Amendment  Number 1 to the Amended and Restated
Transfer and Administration Agreement dated March 3, 1997.

         10-SS(14)    -- Revolving Credit and Reimbursement Agreement dated
May 23, 1996.

         10-TT(15)    -- Amendment  Number 2 to the Amended and Restated
Transfer and Administration Agreement dated July 29, 1997.

         10-UU(15)    -- Revolving Credit and Reimbursement  Agreement dated
August 28, 1997.

         10-VV(3)     -- Amendment  Number 3 to the Amended and Restated
Transfer and Administration Agreement dated December 18, 1997.

         21(3)        -- Subsidiaries of Registrant.

         27(16)       -- Financial Data Schedule (included in the electronic
version only.)

         99-A(16)     --  Cautionary Statement For Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of 1995.

-------------
(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-4135.
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-21997.
(3)     Filed herewith.
(4) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-21879.
(5) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-41074.
(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.
(16) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1998, File No. 0-14625.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of May 1998.
                                              TECH DATA CORPORATION

                                              By /s/ STEVEN A. RAYMUND
                                                 ---------------------
                                                    Steven A. Raymund
                                             Chairman of the Board of Directors;
                                                  Chief Executive Officer

                                POWER OF ATTORNEY

     Each person whose signature to this Report on Form 10-K405/A appears below hereby appoints Jeffery P. Howells and Arthur W. Singleton, or either of them, as his attorney-in-fact to sign on his behalf individually and in the capacity stated below and to file any and all amendments and post-effective amendments to this Report on Form 10-K405/A, and any and all instruments or documents filed as a part of or in connection with this Report on Form 10-K/A or such amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Report on Form 10-K405/A as the attorney-in-fact, or either of them, may deem necessary or appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              Signature                             Title                        Date
              ---------                             -----                        ----

    /s/ STEVEN A. RAYMUND           Chairman of the Board of Directors;      May 29, 1998
----------------------------           Chief Executive Officer
Steven A. Raymund

    /s/ JEFFERY P. HOWELLS          Executive Vice President;                May 29, 1998
----------------------------          Chief Financial Officer;
Jeffery P. Howells                    (principal financial officer)


    /s/ JOSEPH B. TREPANI           Senior Vice President and Corporate      May 29, 1998
----------------------------           Controller;(principal accounting
Joseph B. Trepani                      officer)

    /s/ ARTHUR W. SINGLETON         Vice President, Treasurer and            May 29, 1998
----------------------------           Secretary
Arthur W. Singleton

    /s/ CHARLES E. ADAIR            Director                                 May 29, 1998
----------------------------
Charles E. Adair

    /s/ DANIEL M. DOYLE             Director                                 May 29, 1998
----------------------------
Daniel M. Doyle

    /s/ DONALD F. DUNN              Director                                 May 29, 1998
----------------------------
Donald F. Dunn

    /s/ EDWARD C. RAYMUND           Director; Chairman Emeritus              May 29, 1998
----------------------------
Edward C. Raymund

    /s/ DAVID M. UPTON              Director                                 May 29, 1998
----------------------------
David M. Upton

    /s/ JOHN Y. WILLIAMS            Director                                 May 29, 1998
----------------------------
John Y. Williams