Form 10-Q
period 1998-04-30
TECH DATA CORP
filed 1998-06-10
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 30, 1998

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                          No. 59-1578329
--------------------------------                        --------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

5350 Tech Data Drive, Clearwater, Florida                       33760
-----------------------------------------                    -----------
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

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                  CLASS                                      May 29, 1998
----------------------------------------                    --------------
Common stock, par value $.0015 per share                     48,614,969

                     TECH DATA CORPORATION AND SUBSIDIARIES

                 Form 10-Q For The Quarter Ended April 30, 1998

                                      INDEX


PART I.        FINANCIAL INFORMATION                                             PAGE
                                                                                 ----
               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              April 30, 1998 (unaudited) and
                              January 31, 1998                                     3

                         Consolidated Statement of Income
                              (unaudited) for the three months
                               ended April 30, 1998 and 1997                       4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the three months
                              ended April 30, 1998 and 1997                        5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                         6-8

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations            9-11


PART II.       OTHER INFORMATION

               All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 1998.

SIGNATURES                                                                         12



                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                      April 30,     January 31,
                                                        1998           1998
                                                     -----------    -----------
ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents ......................   $     1,249    $     2,749
  Accounts receivable, less allowance for
    doubtful accounts of $30,508 and $29,731 .....       914,837        909,426
  Inventories ....................................       969,570      1,028,367
  Prepaid and other assets .......................        57,399         65,843
                                                     -----------    -----------
    Total current assets .........................     1,943,055      2,006,385
Property and equipment, net ......................       110,792        100,562
Excess of cost over acquired net assets, net .....        57,088         55,460
Other assets, net ................................        22,994         22,976
                                                     -----------    -----------
                                                     $ 2,133,929    $ 2,185,383
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans .........................   $   335,053    $   540,177
  Accounts payable ...............................       949,580        850,866
  Accrued expenses ...............................       101,877         77,961
                                                     -----------    -----------
    Total current liabilities
                                                       1,386,510      1,469,004
Long-term debt ...................................         8,627          8,683
                                                     -----------    -----------
    Total liabilities ............................     1,395,137      1,477,687
                                                     -----------    -----------
Minority interest ................................         3,431          5,108
                                                     -----------    -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share ....................             5              5
  Common stock, par value $.0015; 200,000,000
   shares authorized; 48,609,120 and
    48,250,349 issued and outstanding ............            73             72
  Additional paid-in capital .....................       413,671        403,880
  Retained earnings ..............................       322,873        299,768
  Cumulative translation adjustment ..............        (1,261)        (1,137)
                                                     -----------    -----------
    Total shareholders' equity ...................       735,361        702,588
                                                     -----------    -----------
                                                     $ 2,133,929    $ 2,185,383
                                                     ===========    ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         Three months ended
                                                             April 30,
                                                     -------------------------
                                                         1998          1997
                                                      -----------  -----------

Net sales ........................................   $ 2,184,366   $ 1,370,146
                                                     -----------   -----------
Cost and expenses:
  Cost of products sold ..........................     2,044,599     1,274,969
  Selling, general and administrative expenses ...        94,801        59,484
                                                     -----------   -----------
                                                       2,139,400     1,334,453
                                                     -----------   -----------
Operating profit .................................        44,966        35,693
Interest expense .................................         7,954         6,526
                                                     -----------   -----------
Income before income taxes .......................        37,012        29,167
Provision for income taxes .......................        13,815        10,945
                                                     -----------   -----------
Income before minority interest ..................        23,197        18,222
Minority interest ................................            92          --
                                                     -----------   -----------
Net income .......................................   $    23,105   $    18,222
                                                     ===========   ===========
Net income per common share:
  Basic ..........................................   $       .48   $       .42
                                                     ===========   ===========
  Diluted ........................................   $       .46     $      41
                                                     ===========   ===========
Weighted average common shares outstanding:
  Basic ..........................................        48,285        43,341
                                                     ===========   ===========
  Diluted ........................................        50,323        44,663
                                                     ===========   ===========












           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                        Three months ended
                                                              April 30,
                                                     -----------   -----------
                                                         1998          1997
                                                     -----------   -----------
Cash flows from operating activities:
  Cash received from customers ...................   $ 2,172,952   $ 1,372,286
  Cash paid to suppliers and employees ...........    (1,939,595)   (1,288,899)
  Interest paid ..................................        (8,034)       (6,889)
  Income taxes paid ..............................       (10,940)       (2,352)
                                                     -----------   -----------
    Net cash provided by operating activities ....       214,383        74,146
                                                     -----------   -----------
Cash flows from investing activities:
  Acquisition of Macrotron AG stock ..............        (4,068)
  Capital expenditures ...........................       (16,431)       (5,469)
                                                     -----------   -----------
     Net cash used in investing activities .......       (20,499)       (5,469)
                                                     -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock .........         9,792         2,826
  Net repayments under revolving credit loan .....      (205,124)      (70,734)
  Principal payments on long-term debt ...........           (52)          (49)
                                                     -----------   -----------
    Net cash used in financing activities ........      (195,384)      (67,957)
                                                     -----------   -----------
Net (decrease) increase in cash and cash equivalents      (1,500)          720
Cash and cash equivalents at beginning of period .         2,749           661
                                                     -----------   -----------
Cash and cash equivalents at end of period .......   $     1,249   $     1,381
                                                     ===========   ===========
Reconciliation of net income to net cash provided by
  (used in) operating activities:
Net income .......................................   $    23,105   $    18,222
                                                     -----------   -----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ................         7,851         5,607
    Provision for losses on accounts receivable ..         6,003         4,915
    (Increase) decrease in assets:
      Accounts receivable ........................       (11,414)        2,140
      Inventories ................................        58,797        88,891
      Prepaid and other assets ...................         7,415         9,041
    Increase (decrease) in liabilities:
      Accounts payable ...........................        98,714       (63,489)
      Accrued expenses ...........................        23,912         8,819
                                                     -----------   -----------
        Total adjustments ........................       191,278        55,924
                                                     -----------   -----------
 Net cash provided by operating activities .......   $   214,383   $    74,146
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the
accompanying   unaudited   consolidated   financial   statements   contain   all
adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of April 30, 1998, and the results of their operations and cash flows for the three months ended April 30, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1999.


NOTE 2 - PROPOSED ACQUISITION:

     In April 1998, the Company entered into an agreement to acquire approximately 80% of the outstanding voting common stock of Munich-based Computer 2000 AG ("Computer 2000") held by its parent company, Duisburg-based Klockner & Co. AG. Klockner & Co. is a subsidiary of Munich-based VIAG AG. Computer 2000 is Europe's leading distributor of technology products with over 40 subsidiaries in more than 30 countries. Consideration issued by Tech Data will be $300 million of convertible subordinated notes (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share) and 2.2 million shares of Tech Data common stock. The closing of the transaction is subject to the completion of due diligence and other terms and conditions and is expected to be completed on or about June 30, 1998. In Computer 2000's most recent fiscal year ended September 30, 1997, the company reported sales and operating profits of DM 8.2 billion ($4.9 billion) and DM 110.1 million ($65.9 million), respectively.

NOTE 3 - ACQUISITION:

     On July 1, 1997 the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Macrotron"), a distributor of technology products based in Munich, Germany. The initial acquisition was completed through an exchange of approximately $26 million in cash and 406,586 shares of the Company's common stock, for a combined total value of $35 million. As of April 30, 1998, the Company owned approximately 99% and 91% of Macrotron's common and preferred stock, respectively. The cash portion of the initial acquisition and the subsequent purchases of Macrotron's common and preferred stock were funded from the Company's revolving credit loan agreements.

     The acquisition of Macrotron is accounted for under the purchase method. The preliminary purchase price allocation has resulted in approximately $53.4 million in excess cost over the net fair market value of tangible assets acquired as of April 30, 1998. The Company is currently implementing its acquisition strategy which may result in an adjustment to the net assets acquired. Consistent with the Company's accounting policy for foreign subsidiaries, Macrotron's operations are consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal quarter ended April 30, 1998 includes Macrotron's operations for the three month period beginning January 1, 1998 and ended March 31, 1998.

     The following pro forma unaudited results of operations reflect the effect on the Company's operations, as if the above described acquisition had occurred at the beginning of the period presented below:

                                                             Three months ended
                                                                 April 30,
                                                                   1997
                                                             ------------------
                                                               (In thousands,
                                                               except per share
                                                                   amounts)
Net sales ....................................................   $1,659,760
Net income ...................................................   $   19,081
Net income per common share:
   Basic .....................................................   $      .44
   Diluted ...................................................   $      .42


     The unaudited pro forma information is presented for informational purposes only and includes certain pro forma adjustments. Such pro forma information is not necessarily indicative of the operating results that would have occurred had the Macrotron acquisition been consummated as of the beginning of the period above, nor are they necessarily indicative of future operating results.

NOTE 4 - NET INCOME PER COMMON SHARE:

     Effective for the fiscal year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128") and related interpretations. SFAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method. Earnings per share for all prior periods have been restated to reflect the adoption of SFAS 128. The composition of basic and diluted net income per common share is as follows:

                                                       Three months ended
                                                           April 30,
                                                     -------------------------
                                                          1998          1997
                                                     -----------   -----------
                                                     (In thousands, except per
                                                            share amounts)

Net income .......................................   $    23,105   $    18,222
Weighted average shares ..........................        48,285        43,341
Net income per common share - basic ..............   $       .48   $       .42
Weighted average shares including the dilutive
  effect of stock options (2,038 and 1,322 for
  1998 and  1997, respectively) ..................        50,323        44,663
Net income per common share - diluted ............   $       .46   $       .41

NOTE 5 - COMPREHENSIVE INCOME:

     Effective in the first quarter ended April 30, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $23.0 million and $17.2 million for the three months ended April 30, 1998 and 1997, respectively. The difference between net income as reported and total comprehensive income is the tax effected change in the cumulative translation adjustment.

NOTE 6 - RECENT  ACCOUNTING PRONOUNCEMENT:

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Results of Operations
---------------------

Three Months Ended April 30, 1998 and 1997
------------------------------------------

     Net sales increased 59.4% to $2.18 billion in the first quarter of fiscal 1999 compared to $1.37 billion in the first quarter last year. This increase is attributable to the acquisition of Macrotron AG, the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The Company's domestic sales increased 32% while international sales advanced 243% in the first quarter of fiscal 1999 compared to the prior year first quarter. The significant growth in the Company's international sales is attributable to the acquisition of Macrotron AG, in which the Company acquired a controlling interest on July 1, 1997. International business represented approximately 28% of fiscal 1999 first quarter net sales compared to 13% for the first quarter of fiscal 1998.

     The cost of products sold as a percentage of net sales increased from 93.1% in the first quarter of fiscal 1998, compared to 93.6% in the current period. This increase is the result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased 59.4% to $94.8 million in the first quarter of fiscal 1999 compared to $59.5 million in the prior year and as a percentage of net sales was 4.34% in each period. The dollar value increase is attributable to the acquisition of Macrotron AG and increases in other operating expenses needed to support the increased volume of business.

     As a result of the factors described above, operating profit increased 26.0% to $45.0 million, or 2.1% of net sales, in the first quarter of fiscal 1999, compared to $35.7 million, or 2.6% of net sales for the first quarter last year.

     Interest expense increased in the first quarter of fiscal 1999 due to an increase in the average outstanding indebtedness related to funding continued growth and the acquisition of Macrotron AG.

     The provision for income taxes increased 26.2% to $13.8 million in the first quarter of fiscal 1999 compared to $10.9 million last year. This increase is attributable to an increase in the Company's income before income taxes. The Company's average income tax rate declined to 37.3% in the first quarter this year compared with 37.5% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

     As a result of the factors described above, net income increased 26.8% to $23.1 million, or $.46 per diluted share, in the first quarter of fiscal 1999 compared to $18.2 million, or $.41 per diluted share, in the prior year comparable quarter.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities of $214.4 million during the first quarter of fiscal 1999 was primarily attributable to income from operations of $23.1 million as well as increases in accounts payable and accrued expenses combined with a decrease in inventories, partially offset by an increase in accounts receivable.

     Net cash used in investing  activities  of $20.5  million  during the first three months of fiscal 1999 was attributable to the continuing investment of $16.4 million related to the expansion of the Company's management information systems, office facilities and distribution centers combined with the payment of $4.1 million related to the acquisition of additional shares of the common and preferred stock of Macrotron AG. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 1999 to further expand its management information systems, office facilities and distribution centers.

     Net cash used in financing activities of $195.4 million during the first three months of fiscal 1999 reflects the net repayments on the Company's revolving credit loans and long-term debt of $205.2 million offset by the proceeds from stock option exercises (including the related income tax benefit) of $9.8 million.

     The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $907 million (including local country credit lines), of which $335 million was outstanding at April 30, 1998. The Company believes that cash from operations, available and obtainable bank credit lines, trade credit from its vendors and periodic offerings of the Company's common stock and equity securities (both in public offerings and in connection with business combinations) will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1999.

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

     The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on customer payment history and other relevant information. The Company has credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card, cash on delivery and floor-plan basis.

Recent Accounting Pronouncement
-------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

Comments on Forward-Looking Information
---------------------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10-K for the year ended January 31, 1998, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A.

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


                                                      TECH DATA CORPORATION
                                                      ---------------------
                                                            (Registrant)


Signature                         Title                                    Date
---------                         -----                                    ----

/s/ Steven A. Raymund             Chairman of the Board of                 June 9, 1998
---------------------              Directors and Chief
 Steven A. Raymund                 Executive Officer


/s/ Jeffery P. Howells            Executive Vice President                 June 9, 1998
----------------------             and Chief Financial Officer
 Jeffery P. Howells                (principal financial officer)


/s/ Joseph B. Trepani             Vice President and Corporate             June 9, 1998
---------------------              Controller (principal accounting
 Joseph B. Trepani                 officer)


/s/ Arthur W. Singleton           Vice President, Treasurer  and           June 9, 1998
-----------------------            Secretary
 Arthur W. Singleton
