Form 10-Q
period 1998-07-31
TECH DATA CORP
filed 1998-09-14
CIK 790703

                     TECH DATA CORPORATION AND SUBSIDIARIES

                  Form 10-Q For The Quarter Ended July 31, 1998



                                      INDEX

PART I.        FINANCIAL INFORMATION                                                  PAGE
               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              July 31, 1998 (Unaudited) and
                              January 31, 1998                                          3

                         Consolidated Statement of Income
                              (Unaudited) for the three and six
                              months ended July 31, 1998 and 1997                       4

                         Consolidated Statement of Cash Flows
                              (Unaudited) for the six months
                              ended July 31, 1998 and 1997                              5

                         Notes to Consolidated Financial Statements
                              (Unaudited)                                             6-8

               Item 2.   Management's Discussion and Analysis of
                              Financial Condition and Results of Operations          9-12


PART II.       OTHER INFORMATION                                                    13-14

               Signatures                                                              15

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                         July 31,          January 31,
                                                           1998               1998
                                                        -----------        -----------
ASSETS                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                             $     1,532        $     2,749
  Accounts receivable, less allowance for
    doubtful accounts of $30,442 and $29,731                909,779            909,426
  Inventories                                               811,346          1,028,367
  Prepaid and other assets                                   60,806             65,843
                                                        -----------        -----------
    Total current assets                                  1,783,463          2,006,385
Property and equipment, net                                 117,605            100,562
Investment in subsidiaries                                  402,608                 --
Excess of cost over acquired net assets, net                 56,315             55,460
Other assets, net                                            22,935             22,976
                                                        -----------        -----------
                                                        $ 2,382,926        $ 2,185,383
                                                        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                $   222,945        $   540,177
  Accounts payable                                          883,406            850,866
  Accrued expenses                                          111,472             77,961
                                                        -----------        -----------
     Total current liabilities                            1,217,823          1,469,004
Long-term debt                                              308,593              8,683
                                                        -----------        -----------
                                                          1,526,416          1,477,687
                                                        -----------        -----------
Minority interest                                             3,155              5,108
                                                        -----------        -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                     5                  5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 50,828,280
    and 48,250,349 issued and outstanding                        76                 72
  Additional paid-in capital                                499,100            403,880
  Retained earnings                                         358,152            299,768
  Cumulative translation adjustment                          (3,978)            (1,137)
                                                        -----------        -----------
     Total shareholders' equity                             853,355            702,588
                                                        -----------        -----------
                                                        $ 2,382,926        $ 2,185,383
                                                        ===========        ===========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     Three months ended                      Six months ended
                                                            July 31,                               July 31,
                                                  ------------------------------       ------------------------------
                                                     1998               1997              1998               1997
                                                  -----------        -----------       -----------        -----------
Net sales                                         $ 2,213,261        $ 1,551,820       $ 4,397,627        $ 2,921,966
                                                  -----------        -----------       -----------        -----------


Cost and expenses:
  Cost of products sold                             2,068,513          1,447,842         4,113,112          2,722,811

  Selling, general and
    administrative expenses                            94,621             63,160           189,422            122,644
                                                  -----------        -----------       -----------        -----------

                                                    2,163,134          1,511,002         4,302,534          2,845,455
                                                  -----------        -----------       -----------        -----------

Operating profit                                       50,127             40,818            95,093             76,511
Interest expense                                        6,389              6,127            14,343             12,653
Gain on sale of Macrotron AG                           12,500                 --            12,500                 --
                                                  -----------        -----------       -----------        -----------

Income before income taxes                             56,238             34,691            93,250             63,858
Provision for income taxes                             21,074             13,227            34,889             24,172
                                                  -----------        -----------       -----------        -----------

Income before minority interest                        35,164             21,464            58,361             39,686
Minority interest                                        (115)                --               (23)                --
                                                  -----------        -----------       -----------        -----------

Net income                                        $    35,279        $    21,464       $    58,384        $    39,686
                                                  ===========        ===========       ===========        ===========

Net income per common share:


Basic                                             $       .73        $       .49       $      1.20        $       .91
                                                  ===========        ===========       ===========        ===========

Diluted                                           $       .70        $       .47       $      1.16        $       .88
                                                  ===========        ===========       ===========        ===========

Weighted average common shares outstanding:

Basic                                                  48,618             43,611            48,454             43,478
                                                  ===========        ===========       ===========        ===========

Diluted                                                50,446             45,577            50,388             45,122
                                                  ===========        ===========       ===========        ===========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Six months ended
                                                                                           July 31,
                                                                               ------------------------------
                                                                                  1998               1997
                                                                               -----------        -----------
Cash flows from operating activities:
  Cash received from customers                                                 $ 4,384,914        $ 2,844,302
  Cash paid to suppliers and employees                                          (3,983,761)        (2,713,420)
  Interest paid                                                                    (13,300)           (12,967)
  Income taxes paid                                                                (30,122)           (32,184)
                                                                               -----------        -----------

    Net cash provided by operating activities                                      357,731             85,731
                                                                               -----------        -----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                  (21,585)           (35,368)
  Capital expenditures                                                             (29,883)           (14,087)
                                                                               -----------        -----------

    Net cash used in investing activities                                          (51,468)           (49,455)
                                                                               -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                             9,857              5,250
  Net (repayments) borrowings under revolver                                      (317,232)            20,037
  Loans to Macrotron AG                                                                 --            (60,000)
  Principal payments on long-term debt                                                (105)               (99)
                                                                               -----------        -----------

    Net cash (used in) financing activities                                       (307,480)           (34,812)
                                                                               -----------        -----------

    Net (decrease) increase in cash and cash equivalents                            (1,217)             1,464
Cash and cash equivalents at beginning of period                                     2,749                661
                                                                               -----------        -----------

Cash and cash equivalents at end of period                                     $     1,532        $     2,125
                                                                               ===========        ===========

Reconciliation of net income to net cash provided by operating activities:

Net income                                                                     $    58,384        $    39,686
                                                                               -----------        -----------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   15,938             11,101
    Provision for losses on accounts receivable                                     12,360             10,437
    Gain on sale of Macrotron AG                                                   (12,500)                 0
    (Increase) decrease in assets:
      Accounts receivable                                                          (12,713)           (77,664)
      Inventories                                                                  217,021             54,338
      Prepaid and other assets                                                      13,175              9,613
    Increase (decrease) in liabilities:
      Accounts payable                                                              32,540             37,565
      Accrued expenses                                                              33,526                655
                                                                               -----------        -----------
        Total adjustments                                                          299,347             46,045
                                                                               -----------        -----------

 Net cash provided by operating activities                                     $   357,731        $    85,731
                                                                               ===========        ===========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of July 31, 1998, and the results of their operations and cash flows for the three and six months ended July 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1999.

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES:

Acquisition of Computer 2000 AG

         On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG based in Duisburg Germany. Klockner & Co. is a subsidiary of Munich-based conglomerate VIAG AG. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300 million of 5% convertible subordinated notes, due 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). In a separate cash transaction on July 1, 1998, Tech Data acquired an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The combined value of these transactions, including expenses, totaled approximately $403 million, which is reflected in investments in subsidiaries within the Company's July 31, 1998 balance sheet. The acquisition of Computer 2000 is accounted for under the purchase method.

Disposition of Mactrotron AG

         On July 28, 1998, pursuant to a Share Purchase Agreement dated June 10, 1998, the Company completed the sale of its majority interest in Munich-based subsidiary Macrotron AG ("Macrotron") to Ingram Micro, Inc ("Ingram"). Tech Data acquired its majority interest in Macrotron in July 1997 and owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale. The sale of Macrotron was completed through an exchange of approximately $100 million in cash and the assumption, by Ingram, of approximately $123 million in intercompany debt.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES - CONTINUED:

         The Company's subsidiaries outside of North America are included in its consolidated financial statements on a calendar quarter basis. As such, the quarter ended July 31, 1998 includes a full quarter of results for Macrotron (which was sold effective July 1, 1998) and excludes operating results for Computer 2000 (which was acquired effective July 1, 1998). The Company's fiscal quarter ending October 31, 1998 will include the proceeds received from the sale of Macrotron as well as Computer 2000's operations for the three month period beginning July 1, 1998 and ending September 30, 1998.

Pro forma information

         The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred at the beginning of each of the periods presented below:

                                          Six months ended
                                               July 31,
                                   ---------------------------------
                                       1998                1997
                                   -------------       -------------
                                              (Unaudited)

Net sales                          $   6,563,054       $   5,373,249
Net income                                57,338              31,656
Net income per common share:
  Basic                                     1.13                 .69
  Diluted                                   1.07                 .69


         The acquisition of Macrotron was effective on July 1, 1997. Based upon the Company's consolidation policy described above, Macrotron's results of operations for the period of July 1, 1997 through September 30, 1997 were initially reported in the Company's consolidated financial statements for the period ended October 31, 1997. As such, no adjustment is reflected in the pro forma results herein for the disposition of Macrotron operations for the period ended July 31, 1997.

         The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Computer 2000 acquisition and the Macrotron disposition been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

Non-cash transactions

         The Company issued certain non-cash securities in connection with the acquisition of Computer 2000 consisting of $300 million convertible subordinated notes and approximately 2.2 million shares of common stock
($85.4 million). Additionally, the Company received approximately $223 million from Ingram ($100 million for the sale of Macrotron and the assumption, by Ingram, of $123 million in intercompany debt) which is not reflected in the accompanying financial statements at July 31, 1998.

NOTE 3 - NET INCOME PER COMMON SHARE:

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

                                                         Three months ended
                                                               July 31,
                                                        ----------------------
                                                          1998          1997
                                                        --------       -------
                                                   (In thousands, except per share
                                                               amounts)
                                                             (Unaudited)

Net income                                               $35,279       $21,464
Weighted average common shares outstanding                48,618        43,611
Net income per common share - basic                      $   .73       $   .49
Weighted average common shares including
   the dilutive effect of stock options (1,828 and
   1,966 for 1998 and 1997, respectively)                 50,446        45,577
Net income per common share - diluted                    $   .70       $   .47

                                                          Six months ended
                                                              July 31,
                                                        ---------------------
                                                         1998          1997
                                                        -------       -------
                                                (In thousands, except per share
                                                             amounts)
                                                            (Unaudited)
Net income                                              $58,384       $39,686
Weighted average common shares outstanding               48,454        43,478
Net income per common share - basic                     $  1.20       $   .91
Weighted average common shares including
  the dilutive effect of stock options (1,934 and
  1,644 for 1998 and 1997, respectively)                 50,388        45,122
Net income per common share - diluted                   $  1.16       $   .88

NOTE 5 - COMPREHENSIVE INCOME:

         Effective in the first quarter ended April 30, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $33.6 million and $21.0 million for the three months ended July 31, 1998 and 1997, respectively, and $56.6 million and $38.2 million for the six months ended July 31, 1998 and 1997, respectively. The difference between net income as reported and total comprehensive income is the tax effected change in the cumulative translation adjustment.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 1998 and 1997

         Net sales increased 42.6% to $2.21 billion in the second quarter of fiscal 1999 compared to $1.55 billion in the second quarter a year ago. This increase is attributable to the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. Sales for the second quarter of fiscal 1999 include a full quarter of results for Macrotron AG and exclude the impact of the Company's acquisition of Computer 2000 AG. Second quarter fiscal 1999 U.S. sales grew 18.9% while international sales increased 233.3% (reflecting a full quarter of results for Macrotron AG), compared to the prior year second quarter. International sales represented approximately 26% of fiscal 1999 second quarter net sales compared to 11% for the second quarter of fiscal 1998.

         The cost of products sold as a percentage of net sales increased to 93.5% in the second quarter of fiscal 1999 from 93.3% in the prior year. This increase is the result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 49.8% to $94.6 million in the second quarter of fiscal 1999 compared to $63.2 million last year, increasing as a percentage of net sales from 4.07% in the second quarter of last year to 4.28% in the current quarter. The dollar value increase in selling, general and administrative expenses as well as the increase as a percentage of net sales is attributable to the acquisition of Macrotron and increases in other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit increased 22.8% to $50.1 million, or 2.3% of net sales, in the second quarter of fiscal 1999 compared to $40.8 million, or 2.6% of net sales for the second quarter last year.

         Interest expense increased in the second quarter of fiscal 1999 due to an increase in the Company's average outstanding indebtedness related to funding continued growth and the acquisition of Macrotron.

         The Company's results of operations for the second quarter of fiscal 1999 include a pretax gain of $12.5 million ($7.6 million net of income taxes) related to the sale of Macrotron AG.

         The provision for income taxes increased 59.3% to $21.1 million in the second quarter of fiscal 1999 compared to $13.2 million in the prior comparable period. This increase is attributable to an increase in the Company's income before income taxes and the taxes associated with the sale of Macrotron AG. The Company's average income tax rate declined to 37.5% in the second quarter this year compared with 38.1% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income increased 64.4% to $35.3 million, or $.70 per diluted share, in the second quarter of fiscal 1999 compared to $21.5 million, or $.47 per diluted share, in the prior year comparable quarter. Excluding the gain on the sale of Macrotron AG, net income for the second quarter was $27.7 million, or $.55 per diluted share.


Six Months Ended July 31, 1999 and 1998

         Net sales increased 50.5% to $4.40 billion in the first six months of fiscal 1999 compared to $2.92 billion in the same period last year. Net income increased 47.1% to $58.4 million, or $1.16 per diluted share, in the first six months of fiscal 1999 compared to $39.7 million, or $.88 per diluted share, in the comparable prior year period. Excluding the gain on the sale of Macrotron AG, net income for the six-month period ended July 31, 1999 totaled $50.8 million, or $1.01 per diluted share.

         (The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 1998 are substantially the same as in the comparative quarterly discussion above with the exception of the gain on the sale of Macrotron and, therefore, will not be repeated here).

Liquidity and Capital Resources

         Net cash provided by operating activities of $357.7 million during the first six months of fiscal 1999 was primarily attributable to income from operations of $58.4 million combined with a decrease in inventories and an increase in accounts payable and accrued expenses.

         Net cash used in investing activities of $51.5 million during the first six months of fiscal 1999 was attributable to the Company's continuing investment of $29.9 million in its management information systems, office facilities and its distribution center facilities combined with $21.6 million related acquisition of additional shares of common and preferred stock of Macrotron AG (which was sold on July 1, 1998) and the acquisition of Computer 2000 AG. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 1999 to further expand its management information systems capability, office facilities and distribution centers.

         Net cash used in financing activities of $307.5 million during the first six months of fiscal 1999 reflects repayments on the Company's revolving credit loans and long-term debt of $317.3 million offset by proceeds from stock option exercises (including the related income tax benefit) of $9.9 million.

         The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.08 billion (including local country credit lines), of which $223 million was outstanding at July 31, 1998. The Company believes that cash from operations, available and obtainable bank credit lines, trade credit from its vendors and periodic offerings of the Company's common stock and equity securities (both in public offerings and in connection with business combinations) will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 1999.


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

         The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system which contains detailed information on customer payment history and other relevant information. The Company has credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells product on a pre-pay, credit card or cash on delivery basis.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings.

SFAS 133 is effective for fiscal years beginning after December 31, 1998. The impact of this statement on the Company's results of operations is not expected to be material.

Comments on Forward-Looking Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10K for the year ended January 31, 1998, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1998 Annual Meeting of Shareholders held June 23, 1998, the shareholders approved the following items:

              1. The election of three directors, Charles E. Adair, Edward C. Raymund and John Y. Williams terms to expire in 2001 The election of one director, Anthony A. Ibarguen, term to expire in 2000 and the election of two directors, Jeffery P. Howells and David M. Upton, terms to expire in 1999.

                  The vote upon such proposal was 43,338,166 in favor, 87,250 against.

              2. A proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of board members from a maximum of nine members to a maximum of thirteen.

                  The vote upon such proposal was 41,660,500 in favor, 1,703,648 against.

              3. A proposal to ratify the appointment of Pricewaterhouse Coopers LLP as independent auditors for the fiscal year ending January 31, 1999.

                  The vote upon such proposal was 43,336,444 in favor, 11,800 against.


Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      27 - Financial Data Schedule (for SEC use only)

               (b)     Reports on Form 8-K

                      1. On July 15, 1998, a report on Form 8-K dated July 1, 1998, was filed under Item 2 to report the completion of the acquisition by Tech Data Corporation of approximately 83% of the outstanding voting common stock of Computer 2000 AG.

         Item 6.         Exhibits and Reports on Form 8-K (b) - continued


                      2. On August 12, 1998, a report on Form 8-K dated July 28, 1998, was filed under Item 2 to report the completion of the sale of Tech Data Corporation's interest in Macrotron AG to Ingram Micro Inc.

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


                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                               (Registrant)


Signature                           Title                           Date


/s/ Steven A. Raymund      Chairman of the Board of           September 14, 1998
----------------------     Directors and Chief
Steven A. Raymund          Executive Officer



/s/ Jeffery P. Howells     Executive Vice President           September 14, 1998
----------------------     and Chief Financial Officer;
Jeffery P. Howells         (principal financial officer);
                           Director


/s/ Joseph B. Trepani      Senior Vice President and          September 14, 1998
----------------------     Corporate Controller (principal
Joseph B. Trepani          accounting officer)



/s/ Arthur W. Singleton    Vice President, Treasurer and      September 14, 1998
-----------------------    Secretary
Arthur W. Singleton