Form 10-Q/A
period 1998-07-31
TECH DATA CORP
filed 1998-10-20
CIK 790703

This Form 10-Q/A is filed to incorporate the cover page previously excluded from the Company's Report on Form 10Q filed on September 14, 1998.

                                 FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 1998

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

5350 Tech Data Drive, Clearwater, Florida                           33760
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:(727) 539-7429

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                  CLASS                                        September 10,1998

Common stock, par value $.0015 per share                           50,868,646

                     TECH DATA CORPORATION AND SUBSIDIARIES

                Form 10-Q/A For The Quarter Ended July 31, 1998



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