Form 10-Q
period 1998-10-31
TECH DATA CORP
filed 1998-12-15
CIK 790703

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended October 31, 1998
                               ----------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        -----------    -----------
Commission file number  0-14625
                        -------
                              TECH DATA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                                                   No. 59-1578329
          ---------                                                                 ----------------
  (State or other jurisdiction                                                      (I.R.S. Employer
of incorporation or organization)                                                    Identification No.)

5350 Tech Data Drive, Clearwater, Florida                                                 33760
-----------------------------------------                                                --------
(Address of principal executive offices)                                                (Zip Code)

Registrant's telephone number, including area code:(727) 539-7429
                                                   --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X  No
                                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                                        Outstanding at
                  CLASS                                                               December 14, 1998
----------------------------------------                                              -----------------
Common stock, par value $.0015 per share                                                     51,073,865

                     TECH DATA CORPORATION AND SUBSIDIARIES

                Form 10-Q For The Quarter Ended October 31, 1998

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                    PAGE

               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              October 31, 1998 (unaudited) and
                              January 31, 1998                                          3

                         Consolidated Statement of Income
                              (unaudited) for the three and nine
                              months ended October 31, 1998 and 1997                    4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the nine months
                              ended October 31, 1998 and 1997                           5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                               6-9

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                10-16

               Item 3.   Quantitative and Qualitative Disclosures
                           about Market Risk - Not applicable

PART II.       OTHER INFORMATION

               All items required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended October 31, 1998.

SIGNATURES                                                                              17

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                       October 31,     January 31,
                                                          1998            1998
                                                       -----------     -----------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $     1,375     $     2,749
  Accounts receivable, less allowance for
    doubtful accounts of $58,589 and $29,731             1,520,429         909,426
  Inventories                                            1,064,083       1,028,367
  Prepaid and other assets                                  84,396          65,843
                                                       -----------     -----------
     Total current assets                                2,670,283       2,006,385
Property and equipment, net                                130,772         100,562
Excess of cost over acquired net assets, net               342,614          55,460
Other assets, net                                           62,499          22,976
                                                       -----------     -----------
                                                       $ 3,206,168     $ 2,185,383
                                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                               $   430,123     $   540,177
  Accounts payable                                       1,270,179         850,866
  Accrued expenses                                         242,884          77,961
                                                       -----------     -----------
     Total current liabilities                           1,943,186       1,469,004
Long-term debt                                             308,557           8,683
                                                       -----------     -----------
                                                         2,251,743       1,477,687
                                                       -----------     -----------
Minority interest                                           23,837           5,108
                                                       -----------     -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5               5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 51,064,179
    and 48,250,349 issued and outstanding                       77              72
  Additional paid-in capital                               505,591         403,880
  Retained earnings                                        392,240         299,768
  Cumulative translation adjustment                         32,675          (1,137)
                                                       -----------     -----------
     Total shareholders' equity                            930,588         702,588
                                                       -----------     -----------
                                                       $ 3,206,168     $ 2,185,383
                                                       ===========     ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                Three months ended        Nine months ended
                                                    October 31,               October 31,
                                              -----------------------   -----------------------
                                                 1998         1997        1998          1997
                                              ----------   ----------   ----------   ----------
Net sales                                     $3,278,401   $2,021,479   $7,676,028   $4,943,445
                                              ----------   ----------   ----------   ----------
Cost and expenses:
  Cost of products sold                        3,065,306    1,892,137    7,178,418    4,614,948
  Selling, general and
    administrative expenses                      143,892       83,294      333,314      205,938
                                              ----------   ----------   ----------   ----------

                                               3,209,198    1,975,431    7,511,732    4,820,886
                                              ----------   ----------   ----------   ----------

Operating profit                                  69,203       46,048      164,296      122,559
Interest expense                                  14,422        7,991       28,765       20,644
Gain on sale of Macrotron AG                           -            -       12,500            -
                                              ----------   ----------   ----------   ----------

Income before income taxes                        54,781       38,057      148,031      101,915
Provision for income taxes                        20,088       14,384       54,977       38,556
                                              ----------   ----------   ----------   ----------

Income before minority interest                   34,693       23,673       93,054       63,359
Minority interest                                    605            -          582            -
                                              ----------   ----------   ----------   ----------

Net income                                    $   34,088   $   23,673   $   92,472   $   63,359
                                              ==========   ==========   ==========   ==========

Net income per common share:
  Basic                                       $      .67   $      .54   $     1.88   $     1.45
                                              ==========   ==========   ==========   ==========
  Diluted                                     $      .63   $      .51   $     1.79   $     1.39
                                              ==========   ==========   ==========   ==========

Weighted average common shares
  outstanding:
  Basic                                           50,911       44,226       49,276       43,730
                                              ==========   ==========   ==========   ==========
  Diluted                                         57,997       46,483       52,927       45,579
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                     Nine months ended
                                                                        October 31,
                                                               -----------------------------
                                                                  1998              1997
                                                               -----------       -----------
Cash flows from operating activities:
  Cash received from customers                                 $ 7,528,870       $ 4,782,338
  Cash paid to suppliers and employees                          (7,070,188)       (4,685,677)
  Interest paid                                                    (22,789)          (20,895)
  Income taxes paid                                                (45,612)          (37,201)
                                                               -----------       -----------

    Net cash provided by operating activities                      390,281            38,565
                                                               -----------       -----------

Cash flows from investing activities:
  Sale of Macrotron AG                                             227,843                 -
  Acquisition of business, net of cash acquired                    (90,430)          (53,668)
  Capital expenditures                                             (43,760)          (24,430)
                                                               -----------       -----------

     Net cash provided by (used in) investing activities            93,653           (78,098)
                                                               -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            16,716            17,953
  Net (repayments) borrowings under revolving credit loan         (501,865)           22,962
  Principal payments on long-term debt                                (159)             (150)
                                                               -----------       -----------

    Net cash (used in) provided by financing activities           (485,308)           40,765
                                                               -----------       -----------

Net (decrease) increase in cash and cash equivalents                (1,374)            1,232
Cash and cash equivalents at beginning of period                     2,749               661
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $     1,375       $     1,893
                                                               ===========       ===========

Reconciliation of net income to net cash provided by
 operating activities:
Net income                                                     $    92,472       $    63,359
                                                               -----------       -----------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   28,491            18,749
    Provision for losses on accounts receivable                     23,316            19,555
    Gain on sale of Macrotron AG                                   (12,500)                -
    (Increase) decrease in assets:
      Accounts receivable                                         (147,158)         (161,107)
      Inventories                                                  255,438          (167,710)
      Prepaid and other assets                                     134,926            (6,212)
    Increase (decrease) in liabilities:
      Accounts payable                                             153,449           262,076
      Accrued expenses                                            (138,153)            9,855
                                                               -----------       -----------

        Total adjustments                                          297,809           (24,794)
                                                               -----------       -----------

 Net cash provided by operating activities                     $   390,281       $    38,565
                                                               ===========       ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of October 31, 1998, their results of operations for the three and nine months ended October 31, 1998 and 1997 and their cash flows for the nine months ended October 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 1999.

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES:

Acquisition of Computer 2000 AG

         On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG., a subsidiary of Munich-based conglomerate VIAG AG, and an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300 million of 5% convertible subordinated notes, due 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). The purchase agreement is subject to certain indemnification and contingent payments which are based on future events. On November 17, 1998, the Company commenced a tender offer for the remaining C2000 shares at a price per share of DM845. As a result of this tender offer, prior open market purchases and private purchase transactions, the Company currently owns approximately 97% of Computer 2000's outstanding stock for a total purchase price of approximately $500 million. The open market purchases, private purchase transactions and tender offer have been funded through the Company's revolving credit loan agreements.

         The acquisition of Computer 2000 is accounted for under the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over net assets acquired of approximately $340 million is being amortized on a straight-line basis over 40 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from those used in the unaudited consolidated financial statements included herein.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES - CONTINUED:

Disposition of Macrotron AG

         On July 28, 1998, pursuant to a Share Purchase Agreement dated June 10, 1998, the Company completed the sale of its majority interest in Munich-based subsidiary Macrotron AG ("Macrotron") to Ingram Micro, Inc. ("Ingram"). Tech Data acquired its majority interest in Macrotron in July 1997 and owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale. The sale of Macrotron was completed through the receipt of approximately $228 million from Ingram (approximately $100 million for the Company's shares of Macrotron and the balance of $128 million for the repayment of Macrotron's intercompany indebtedness).

         The Company's subsidiaries outside of North America are included in its consolidated financial statements on a calendar quarter basis. As such, the quarter ended October 31, 1998 includes a full quarter of results for Computer 2000 (which was acquired effective July 1, 1998) and excludes operating results for Macrotron (which was sold effective July 1, 1998). The Company's fiscal quarter ending October 31, 1998 includes the proceeds received from the sale of Macrotron as well as Computer 2000's operations for the three month period beginning July 1, 1998 and ending September 30, 1998.

Pro forma information

         The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred at the beginning of each of the periods presented below:

                                                                            Nine months ended
                                                                               October 31,
                                                                --------------- -------- ---------------
                                                                      1998                     1997
                                                                ---------------          ---------------
                                                                               (Unaudited)
Net sales                                                            $9,841,455               $8,185,058
Net income                                                               91,426                   63,704
Net income per common share:
  Basic                                                              $     1.81               $     1.39
  Diluted                                                            $     1.70               $     1.33

         The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Computer 2000 acquisition and the Macrotron disposition been consummated as of the beginning of the periods above, nor are they necessarily indicative of future operating results.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 3 - NET INCOME PER COMMON SHARE:

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") and related interpretations. SFAS 128 requires dual presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method. The composition of basic and diluted net income per common share is as follows:

                                                    Three months ended                  Three months ended
                                                     October 31, 1998                    October 31, 1997
                                           ---------------------------------    ------------------------------------
                                                        Weighted       Per                     Weighted       Per
                                            Net          Average      Share        Net          Average      Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                           -------      --------      ------      -------      --------      ------
                                                             (In thousands, except per share amounts)
Net income per common share - basic        $34,088        50,911      $  .67      $23,673        44,226      $  .57
                                                                      ======                                 ======

Effect of dilutive securities:
  Stock options                                  -         1,753           -            -         2,257           -
  5% convertible subordinated notes          2,363         5,333           -            -             -           -
                                           -------      --------                  -------      --------

Net income per common share - diluted      $36,451        57,997      $  .63      $23,673        46,483      $  .51
                                           =======      ========      ======      =======      ========      ======


                                                    Nine months ended                    Nine months ended
                                                     October 31, 1998                     October 31, 1997
                                           ---------------------------------      ---------------------------------
                                                        Weighted       Per                     Weighted       Per
                                            Net          Average      Share        Net          Average      Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                           -------      --------      ------      -------      --------      ------
                                                              (In thousands, except per share amounts)
Net income per common share - basic        $92,472        49,276      $ 1.88      $63,359        43,730      $ 1.45
                                                                      ======                                 ======
Effect of dilutive securities:
  Stock options                                  -         1,873           -            -         1,849           -
  5% convertible subordinated notes          2,363         1,778           -            -             -           -
                                           -------      --------                  -------      --------

Net income per common share - diluted      $94,835        52,927      $ 1.79      $63,359        45,579      $ 1.39
                                           =======      ========      ======      =======      ========      ======

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 4 - COMPREHENSIVE INCOME:

         Effective in the first quarter ended April 30, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $54.5 million and $23.8 million for the three months ended October 31, 1998 and 1997, respectively, and $110.9 million and $62.0 million for the nine months ended October 31, 1998 and 1997, respectively. The difference between net income as reported and total comprehensive income is the tax effected change in the cumulative translation adjustment.

NOTE 5 - LONG TERM DEBT:

         On July 1, 1998, the Company issued $300 million convertible subordinated notes due July 1, 2003. The notes bear interest at 5% per year and are convertible any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of 17.777 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $56.25 per share. The notes are convertible into approximately 5.3 million shares of the Company's common stock. The notes are redeemable in whole or in part, at the option of the Company at any time on or after July 1, 2001.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings. SFAS 133 is effective for fiscal years beginning after December 31, 1998. The future impact of this statement on the Company's results of operations is not expected to be material.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 1998 and 1997

         Net sales increased 62.2% to $3.28 billion in the third quarter of fiscal 1999 compared to $2.02 billion in the third quarter last year. This increase is attributable to the acquisition of Computer 2000 AG ("Computer 2000") as well as the addition of new product lines and the expansion of existing product lines. Sales for the third quarter of fiscal 1999 include a full quarter of results for Computer 2000 and exclude the results of the Company's former subsidiary, Macrotron AG. The Company's international sales advanced 222% in the third quarter of fiscal 1999 compared to the prior year third quarter while domestic sales increased 7%. The significant growth in the Company's international sales is attributable to the acquisition of Computer 2000, in which the Company acquired a controlling interest on July 1, 1998. International sales represented approximately 51% of fiscal 1999 third quarter net sales compared to 23% for the third quarter of fiscal 1998.

         The cost of products sold as a percentage of net sales was 93.5% in the third quarter of fiscal 1999, compared to 93.6% in the prior year. This decrease is the result of the inclusion of Computer 2000, partially offset by competitive market conditions in the Company's U.S. business.

         Selling, general and administrative expenses increased 72.8% to $143.9 million in the third quarter of fiscal 1999 compared to $83.3 million last year and as a percentage of net sales increased to 4.39%, compared to 4.12% in the third quarter last year. The dollar value increase in selling, general and administrative expenses as well as the increase as a percentage of sales in the third quarter of fiscal 1999 is attributable to the acquisition of Computer 2000 and the increases in other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit increased to $69.2 million in the third quarter of fiscal 1999, compared to $46.0 million, for the third quarter last year and as a percentage of net sales, decreased to 2.1% from 2.3%, respectively.

         Interest expense increased in the third quarter of fiscal 1999 due to an increase in the average outstanding indebtedness related to the issuance of the $300 million in convertible subordinated notes in conjunction with the acquisition of Computer 2000 as well as the Company's continued growth.

         The provision for income taxes increased 39.7% to $20.1 million in the third quarter of fiscal 1999 compared to $14.4 million last year. This increase is attributable to an increase in the Company's income before income taxes. The Company's average income tax rate declined to 36.7% in the third quarter this year compared with 37.8% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income increased 44.0% to $34.1 million, or $.63 per diluted share, in the third quarter of fiscal 1999 compared to $23.7 million, or $.51 per diluted share, in the prior year comparable quarter.

Nine Months Ended October 31, 1998 and 1997

         Net sales increased 55.3% to $7.68 billion in the first nine months of fiscal 1999 compared to $4.94 billion in the same period last year. Net income for the nine month period this year was $92.5 million, or $1.79 per diluted share, up 45.9% from the $63.4 million, or $1.39 per diluted share, in the same period last year.

         The Company's results of operations for the nine months ended October 31, 1998, include a pretax gain of $12.5 million ($7.6 million net of income taxes) related to the sale of Macrotron.

         (The underlying reasons for all other fluctuations in the results of operations for the nine months ended October 31, 1998 are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

Liquidity and Capital Resources

         Net cash provided by operating activities of $390.3 million during the first nine months of fiscal 1999 was primarily attributable to income from operations of $92.5 million combined with an increase in accounts payable and a decrease in inventories partially offset by an increase in accounts receivable.

         Net cash provided by investing activities of $93.7 million during the first nine months of fiscal 1999 was attributable to receipt of $227.8 million in proceeds from the sale of Macrotron (See Note 2 of Notes to Consolidated Financial Statements) offset by $90.4 million related to the acquisition of Computer 2000 and the Company's continuing investment of $43.8 million in its management information systems, office facilities and its distribution center facilities. The Company expects to make capital expenditures of approximately $60 - $75 million during fiscal 1999 to further expand its management information systems capability, office facilities and distribution centers.

         Net cash used in financing activities of $485.3 million during the first nine months of fiscal 1999 reflects the net repayments under the Company's revolving credit loans of $501.9 million partially offset by proceeds from stock option exercises (including the related income tax benefit) of $16.7 million.

         As of October 31, 1998, the Company maintained domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.47 billion (including local country credit lines), of which $430 million was outstanding at that date. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors and periodic offerings of the Company's common stock and equity securities (both in public offerings and in conjunction with business combinations) will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 2000.

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

Recent Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings. SFAS 133 is effective for fiscal years beginning after December 31, 1998. The future impact of this statement on the Company's results of operations is not expected to be material.

Year 2000

Introduction

         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems and other software programs. The Company's Year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the Year 2000. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

Description of Areas of Impact and Risk

         The Company has identified four areas where the Y2K problem creates risk to the Company. These areas are: a) internal Information Technology ("IT") systems; b) non-IT systems with embedded chip technology; c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations; and d) product liability claims arising out of the non-performance of computer products distributed by the Company.

Plan to Address Year 2000 Compliance

         In August 1997, the Company formed a Year 2000 Compliance Project Team and began developing an overall plan to address Y2K readiness issues. This plan includes five phases as follows: Phase I is to create an inventory of the Company's IT systems, non-IT systems and service providers (each of these being referred to as "business components") that need to be analyzed for Y2K compliance. During Phase I a priority is established so that the Company will first address the most important business components to determine Y2K readiness. Phase II analyzes the identified business components to determine which of the business components in the inventory require additional effort to be Y2K compliant. Phase III is the repair, modification or replacement of business components which the analysis determines are not Y2K compliant ("remediation"). Phase IV consists of various types of testing to confirm that the remediation process has resulted in the business components being Y2K compliant. Phase V is the development of contingency plans to address potential risks that the Y2K compliance project may not fully address.

State of Readiness

         IT Systems - The initial Phase I inventory and prioritization process for the Company's U.S. based IT systems has been completed. The Company's current focus in this area is on testing and remediation, inventory refinement, and test plan refinement. Approximately 32% of all identified IT system business components in the U.S. have been deemed to be Y2K compliant as of November 30, 1998 with analysis of the remaining 68% continuing. The Y2K test environment in the U.S. is also expected to be fully functional in January 1999. Testing will continue through July 1999 when all compliance testing is anticipated to be completed. Even though the original design of the Company's mainframe and DCS software system (the Company's system performing the primary business functions of sales order entry, billing, purchasing, distribution and inventory control) considered the Y2K problem and is currently deemed compliant, the test plan includes detailed testing of this business critical system. Desktop hardware and software systems testing and remediation in the U.S. is anticipated to be completed in February 1999. Following the Company's acquisition of Computer 2000 in July 1998, the Company revised its Y2K compliance program to include the systems of the Munich-based operation and its subsidiaries. During acquisition due diligence and as a part of the contractual purchase arrangement, Computer 2000's primary computer system was represented as Y2K compliant. Therefore, the current focus of this part of the project is on the client server and network based systems that connect to this system. It is anticipated that this portion of the Company's Y2K compliance program will achieve completion of all phases by the same time the Company completes all of its phases of the U.S. and Canada plan, July 1999.

         Non-IT systems - Non-IT systems consist of any device which is able to store and report date-related information, such as access control systems, elevators, conveyors, escalators and other items containing a microprocessor or internal clock. The phased plan approach utilized by the Company for analysis of the IT systems is also being used for non-IT systems. Phase I inventory and prioritization has been completed for non-IT systems in the U.S. and is currently being conducted in the Company's worldwide locations. Phase II analysis will be performed on systems material to the Company's operations with the assistance of the Company's vendors. The Company currently plans to complete the Y2K compliance program for all material non-IT systems by the end of November 1999.

         Material Third Parties - The Company has created an inventory of what it believes to be all material third parties with whom the Company has a business relationship in the U.S. Y2K readiness surveys were sent to these third parties beginning in February 1998. The Company is currently reviewing the responses to these surveys to determine the Y2K readiness of these third parties. For those critical third party suppliers, service providers and customers that fail to respond to the Company's survey, the Company intends to pursue alternative means of obtaining Y2K readiness information, such as review of publicly available information published by such third parties. The Company also plans to implement this same approach to third party Y2K readiness at the Company's foreign subsidiaries. The Company plans to continue to review its third party relationships throughout the Y2K compliance program to ensure all material third party relationships are addressed.

         Product Liability - The Company does not make any representations or warranties that the products it distributes are or will be Y2K ready or compliant. In certain countries where the Company or its subsidiaries distribute products, the Company may have an obligation to accept returns of products which fail because the product is not Y2K ready. In most cases, these returns may be passed on to the manufacturer. In those countries where product return obligations may exist, the Company plans to carefully review manufacturer representations regarding products that are sold in material volumes by the Company or its subsidiaries.

Cost of Project

         The overall cost of the Company's Y2K compliance effort cannot be accurately estimated until all inventory and analysis phases have been completed. Current expenditures on Y2K compliance have not been material to the Company's operations or financial condition.

Contingency Planning and Risks

         Upon completion of Phase I (inventory of components) and Phase II (analysis of Y2K readiness) the Y2K compliance project team will commence development of a contingency plan to address risks arising from Y2K. While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no survey response or an inadequate survey response is received. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Y2K ready to the extent it is possible.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of any products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties and the limitation of liability contained in its sales terms and conditions.

Euro Conversion

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to commence conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro will be established and the euro will become the common legal currency of the participating countries on this date. The euro will then trade on currency exchanges and be available for non-cash transactions. The participants will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt at this time. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

         The Company has established a plan to address the issues raised by the euro conversion. These issues include, but are not limited to; the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate euro-demoninated transactions; and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

Comments on Forward-Looking Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10-K for the year ended January 31, 1998, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A as well as other risks identified in this Form 10-Q.

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


                                             TECH DATA CORPORATION
                                                  (Registrant)

Signature                           Title                                 Date
---------                           -----                                 ----
/s/ Steven A. Raymund      Chairman of the Board of                 December 15, 1998
-----------------------      Directors and Chief
Steven A. Raymund            Executive Officer


/s/ Jeffery P. Howells     Executive Vice President                 December 15, 1998
-----------------------      and Chief Financial Officer;
Jeffery P. Howells           (principal financial officer);
                             Director


/s/ Joseph B. Trepani      Senior Vice President and                December 15, 1998
-----------------------      Corporate Controller (principal
Joseph B. Trepani            accounting officer)


/s/ Arthur W. Singleton    Vice President, Treasurer and            December 15, 1998
-----------------------      Secretary
Arthur W. Singleton