Form 10-Q/A
period 1998-07-31
TECH DATA CORP
filed 1999-04-30
CIK 790703

This Form 10-Q Amendment No. 2 is filed to incorporate a change to the data in
Note 2 to the consolidated financial statements as reported in the Company's Form 10Q filed on September 14, 1998.

                                   FORM 10-Q

                                Amendment No. 2

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

                     TECH DATA CORPORATION AND SUBSIDIARIES

        Amendment No. 2 to Form 10-Q For The Quarter Ended July 31, 1998



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

Pro forma information

         The following pro forma unaudited results of operations reflects the effect on the Company's operations, as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred at the beginning of each of the periods presented below:

                                          Six months ended
                                               July 31,
                                   ---------------------------------
                                       1998                1997
                                   -------------       -------------
                                              (Unaudited)

Net sales                          $   6,563,054       $   5,373,249
Net income                                57,338              43,761
Net income per common share:
  Basic                                     1.13                 .96
  Diluted                                   1.07                 .92


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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1998 Annual Meeting of Shareholders held June 23, 1998, the shareholders approved the following items:

              1. The election of three directors, Charles E. Adair, Edward C. Raymund and John Y. Williams terms to expire in 2001, the election of one director, Anthony A. Ibarguen, term to expire in 2000 and the election of two directors, Jeffery P. Howells and David M. Upton, terms to expire in 1999.

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


Item 6.  Exhibits and Reports on Form 8-K

              (a)    Exhibits

                     27 - Financial Data Schedule (Previously filed)

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


                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                               (Registrant)


Signature                                                           Date


/s/ Steven A. Raymund                                         April 30, 1999
----------------------
Steven A. Raymund



/s/ Jeffery P. Howells                                        April 30, 1999
----------------------
Jeffery P. Howells



/s/ Joseph B. Trepani                                         April 30, 1999
----------------------
Joseph B. Trepani



/s/ Arthur W. Singleton                                       April 30, 1999
-----------------------
Arthur W. Singleton