Form 10-K405
period 1999-01-31
TECH DATA CORP
filed 1999-05-03
CIK 790703

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   -----------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (727) 539-7429

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
                                               YES  X    NO
                                                  -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999: $1,080,900,000

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                             OUTSTANDING AT MARCH 31, 1999
                -----                             -----------------------------

Common stock, par value $.0015 per share                   51,139,048

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Proxy Statement for use at the Annual Meeting of Shareholders
 on June 22, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

===============================================================================

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

         Tech Data Corporation ("Tech Data" or the "Company") was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. In 1984, the Company began marketing certain of its products to the newly emerging market of microcomputer dealers and had withdrawn entirely from end-user sales, broadened its product line to include hardware products, and completed its transition to a wholesale distributor. The Company has since continually expanded its product lines, customer base and geographical presence.

         On May 31, 1989, the Company entered the Canadian market through the acquisition of a distributor subsequently named Tech Data Canada Inc. ("Tech Data Canada"). Tech Data Canada serves customers in all Canadian provinces.

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

         Tech Data expanded its European presence by acquiring a controlling interest in Macrotron AG ("Macrotron"), a leading publicly held distributor of personal computer products based in Munich, Germany, on July 1, 1997. Macrotron's product line included such leading vendors as 3Com, Canon, Compaq, Corel, Epson, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba.

         Approximately one year later, in July 1998, Tech Data completed the acquisition of 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor. With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 propelled Tech Data's reach into over 30 countries worldwide. As a result of this initial purchase, subsequent tender offer, open market purchases and private purchase transactions, the Company currently owns approximately 99.3% of Computer 2000's outstanding stock. Computer 2000's product line includes such leading vendors as Apple, Cisco, Compaq, Epson, Hewlett-Packard, IBM, Intel, Microsoft, 3Com, and Toshiba.

         With technology reseller customers in Germany, Switzerland and Austria, Computer 2000 had significant market overlap with Macrotron. As a result of this overlap, as well as the challenge of integrating two large competitors in the Germanic market, Tech Data chose to sell its majority interest in Macrotron effective July 1, 1998. Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale and recorded a $15.7 million pretax gain on the transaction (see Note 2 of Notes to Consolidated Financial Statements).

         Tech Data Corporation is the world's second largest distributor of microcomputer hardware and software products to value-added resellers ("VARs"), corporate resellers, retailers, direct marketers and internet resellers (collectively with VARs, "customers"). Tech Data distributes products throughout the United States, Canada, the Caribbean, Latin America, Europe and the Middle East. The Company purchases its products directly from more than 1,000 manufacturers of microcomputer hardware and publishers of software in large quantities, maintains a stocking inventory of more than 75,000 products and sells to an active base of over 100,000 customers. The Company's broad assortment of vendors and products meets the customers' need for a cost effective link to those vendors' products offered through a single source.

         The Company provides its customers with leading products including systems, peripherals, networking and software, which accounted for 25%, 42%, 18% and 15%, respectively, of sales in fiscal 1999. The Company offers products from manufacturers and publishers such as Cisco, Compaq, Creative Labs, Epson, Hewlett-Packard, IBM, Intel, Iomega, Microsoft, Nortel Networks, Novell, Okidata, Symantec, 3Com, Toshiba, Viewsonic and Western Digital. The Company generally ships products the same day the orders are received from regionally located distribution centers. The customers are provided with a high-level of service through the Company's pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product configuration services and electronic data interchange ("EDI") services), customized shipping documents and flexible financing programs.

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

         The Company believes that the rates of growth of the wholesale distribution segment of the microcomputer industry and the Company continue to outpace that of the microcomputer industry as a whole for three principal reasons. First, as a result of the use of open systems and off-the-shelf components, hardware and software products are increasingly viewed as commodities. The resulting price competition coupled with rising selling costs and shorter product life cycles, make it difficult for manufacturers and publishers to efficiently sell directly to resellers and has prompted them to rely on more cost-efficient methods of distribution. Second, resellers are increasingly relying on wholesale distributors such as Tech Data for product availability and flexible financing alternatives rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. Third, restrictions by certain major manufacturers on sales through wholesale distributors were gradually eased commencing in 1991. Since the beginning of 1995, the Company has been able to sell certain of those manufacturers' products under more competitive terms and conditions ("open-sourcing"). Historically, these previously restricted product lines were sold by master resellers, or aggregators, (whose business model was similar to wholesale distributors, but focused on relatively few product lines) to a network of franchise dealers. Open-sourcing has virtually eliminated any advantage that these aggregators enjoyed as a result of the exclusive arrangements. In addition, consolidation in the wholesale distribution industry continues as economies of scale and access to financial resources become more critical. Larger distributors, like the Company, that have been able to utilize economies of scale to lower costs and pass on the savings to its customers in the form of reduced prices have continued to take market share.

         A number of emerging industry trends are providing new opportunities and challenges for Tech Data. The advent of the direct sales model and other industry developments has led many manufacturers and distributors to reevaluate their business models. Leading systems manufacturers are introducing new policies, processes, terms and conditions as part of their overall effort to reduce costs and improve efficiency. Some manufacturers are moving toward assemble-to-order business models instead of the traditional "build-to-forecast" approach that requires forecasting market demand and manufacturing a broad range of systems based on these projections. Under this model, systems are assembled upon demand and shipped from distribution centers across the world. The success of this new model will be driven by the extent to which reseller and manufacturer partners embrace the model and choose to make changes to their traditional way of doing business.

         Consolidation represents a major industry trend in recent years as many distributors have either exited the market or been purchased by larger players. The Company believes that the dynamics of the wholesale distribution industry favor the largest distributors, such as Tech Data, which have access to financing and are able to achieve economies of scale and breadth of geographic coverage.

         As resellers continue to seek ways to reduce costs and improve efficiencies, distributors are responding with a variety of new value-added services. Tech Data's ability to provide a "virtual warehouse" of products for resellers means that they no longer need to hold inventory. Configuration and assembly services can be employed to customize systems. Private Label Delivery can ensure the product arrives at the customer as it if was shipped directly from the reseller. The emergence of the Internet, and consequently Internet resellers, has created one of the industry's fastest-growing business segments. These resellers, which sell mainly on price and availability, present a new set of challenges such as advanced use of electronic commerce capabilities.

         The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the World Wide Web has had and is expected to continue to have a significant impact on the cost efficiency of the wholesale distribution industry. Distributors, such as Tech Data, with the financial and technical resources to develop, implement and operate state-of-the-art management information systems have been able to reduce both their customers' and their own transaction costs through more efficient purchasing and lower selling costs.

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

         To maintain and enhance its leadership position in wholesale distribution, the Company's business strategy includes the following main elements:

                  MAINTAIN LOW COST AND EFFICIENT OPERATIONS. The Company has pursued a strategy of profitable revenue growth by providing its customers with the benefit of operating efficiencies achieved through centralized management and control, stringent cost controls and automation. The Company strictly controls selling, general and administrative expenses; utilizes its highly automated order placement and processing systems to efficiently manage inventory and shipments and to reduce transaction costs; and realizes economies of scale in product purchasing, financing and working capital management. The Company has been successful in reducing selling, general and administrative expenses as a percentage of net sales from 6.81% for the fiscal year ended January 31, 1992 to 4.27% for the fiscal year ended January 31, 1999.

                  LEVERAGE MANAGEMENT INFORMATION SYSTEMS. In order to further improve its operating efficiencies and services to its resellers, the Company invested approximately $30 million in a scaleable, state-of-the-art computer information system which was implemented in December 1994. This system, which currently supports the Company's U.S. and Canadian operations and Latin American export operations, provides the Company operating efficiencies and allows the Company to offer additional services such as expansion of its electronic commerce capabilities, including electronic data interchange and order entry over the Company's World Wide Web site. Electronic commerce generates significant cost savings and operational efficiencies for Tech Data and its customers. By the fourth quarter of fiscal 1999, approximately 25% of the Company's U.S. sales dollar volume originated from orders received electronically over the Company's World Wide Web site or other links such as EDI. The Company believes that growth in its electronic commerce capabilities will provide incremental economies of scale and further reduce transaction costs.

                  OFFER A BROAD AND BALANCED PRODUCT MIX. The Company offers its resellers a broad assortment of leading technology products. Currently, the Company offers more than 75,000 products from more than 1,000 manufacturers and publishers. By offering a broad product assortment, the Company can benefit from its resellers' objective to procure product more efficiently by reducing the number of their direct vendor relationships. The Company is continually broadening its product assortment to ensure it provides its customers with the latest technology products. The Company maintains a balanced product line of systems, peripherals, networking products and software to minimize the effects of fluctuation in supply and demand.

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

                  BROADEN GEOGRAPHIC COVERAGE THROUGH INTERNATIONAL EXPANSION. The Company plans to take advantage of its strong financial position, vendor relationships and distribution expertise to continue to expand its business in the markets it currently serves and additional markets. The Company's expansion strategy focuses on identifying companies with significant market positions and quality management teams in markets where there is developed or emerging demand for microcomputer products. Following expansion into a new market, Tech Data enhances its market share by providing capital, adding new product lines, competitively pricing its products and delivering value-added services. The Company's operations have expanded from its North American focus to include Europe with the acquisition in 1994 of France's largest wholesale microcomputer distributor. In February 1997, the Company continued its international expansion through the development of an in-country subsidiary which stocks and distributes products in Brazil. The Company's purchase of Computer 2000 AG, Germany's largest distributor, in July 1998 established the Company as the leading European distributor, as well as strengthened its position in Latin America.

VENDOR RELATIONS

         The Company's strong financial and industry positions have enabled it to obtain contracts with most leading manufacturers and publishers. The Company purchases products directly from more than 1,000 manufacturers and publishers, generally on a nonexclusive basis. The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 60 days notice. Generally, the Company's supplier agreements do not require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies. Such agreements generally contain stock rotation and price protection provisions which, along with the Company's inventory management policies and practices, reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions if the distributor complies with certain conditions. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, within a designated period of time. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Management."

         Major computer systems manufacturers have begun to re-engineer their manufacturing processes whereby final assembly will be performed at the distribution level ("channel assembly") versus the current "build-to-forecast" methodology employed by these manufacturers. Tech Data expanded its TDEnsemble services over the past two years to include assemble-to-order capabilities on behalf of its manufacturing partners, in addition to resellers, seeking custom configuration of branded and unbranded systems. Tech Data was selected by Compaq, Hewlett-Packard and IBM to participate in their respective channel assembly initiatives. In addition to its own ISO 9002-certified centers in South Bend, Indiana and Swedesboro, New Jersey, Tech Data now offers custom-configuration at its FactoryDirect locations with Compaq in Houston, Texas and IBM in Research Triangle Park, North Carolina.

         In addition to providing manufacturers and publishers with one of the largest bases of resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East, the Company also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its resellers.

         No single vendor accounted for more than 10% of the Company's net sales during fiscal 1999, 1998 or 1997, except sales of Compaq products which accounted for 13%, 13% and 12% of net sales in fiscal 1999, 1998 and 1997, respectively, and sales of Hewlett-Packard products which accounted for 18% and 13% of net sales in fiscal 1999 and 1998, respectively.

CUSTOMERS, PRODUCTS AND SERVICES

         The Company sells more than 75,000 microcomputer products including systems, peripherals, networking and software purchased directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 VARs, corporate resellers, direct marketers, retailers and Internet resellers.

         The Company's VARs typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. This market is attractive because VARs, which constituted approximately 56% of Tech Data's net sales in fiscal 1999, generally rely on distributors as their principal source of computer products and financing. Corporate resellers, retailers, direct marketers and internet resellers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired direct. The Company's Tech Data Elect Program provides cost-plus pricing on certain high volume products, primarily computer systems and printers, and other special terms to target corporate resellers. Corporate resellers constituted approximately 26% of the Company's net sales in fiscal 1999. Tech Data also has developed special programs to meet the unique needs of retail, direct marketers and internet resellers, which customers constituted approximately 18% of the Company's net sales in fiscal 1999. No single customer accounted for more than 5% of the Company's net sales during fiscal 1999, 1998 or 1997.

         The Company pursues a strategy of continually expanding its product line to offer its customers a broad assortment of the latest technology products. From time to time, the demand for certain products sold by the Company exceeds the supply available from the manufacturer or publisher. The Company then receives an allocation of the products available. Management believes that the Company's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

         Tech Data provides resellers a high-level of service through the Company's pre- and post-sale technical support, suite of electronic commerce tools (including on-line order entry and EDI services), customized shipping documents, product configuration services and flexible financing programs.

         The Company delivers products throughout the United States, Canada, the Caribbean, Latin America, Europe and the Middle East from its 35 regionally located distribution centers. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing customers' need to invest in inventory. See Item 2 Properties for further discussion of the Company's locations and distribution centers.

SALES AND ELECTRONIC COMMERCE

         Currently, the Company's sales force consists of approximately 2,000 field and telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. The Company's team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact the Company through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the distribution facility nearest the customer.

         Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings as sources for product information, including prices. The Company's on-line computer system allows the inside sales teams to check for current stocking levels in each of the six United States distribution centers. Likewise, inside sales teams in Canada, the Caribbean, Latin America, Europe and the Middle East can check on stocking levels in their respective distribution centers. Through "Tech Data On-Line", the Company's proprietary electronic on-line system, U.S. customers can gain remote access to the Company's data processing system to check product availability and pricing and to place an order. Certain of the Company's larger customers have available EDI services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line which improves efficiency and timeliness for both the Company and the customers. In 1998, the Company launched order entry capability over the Company's World Wide Web site. By the fourth quarter of fiscal 1999 approximately 25% of the Company's U.S. sales dollar volume originated from orders received electronically and web orders were reaching approximately $2 million per day.

         The Company provides comprehensive training to its field and inside sales representatives regarding technical characteristics of products and the Company's policies and procedures. In addition, the Company's ongoing training program is supplemented by product seminars offered daily by manufacturers and publishers.

COMPETITION

         The Company operates in a market characterized by intense competition. Competition within the industry is based on product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. The Company believes that it is equipped to compete effectively with other distributors in these areas. Major competitors include Ingram Micro, Inc. and CHS Electronics, Inc., as well as a variety of smaller distributors. The only competitor larger than the Company is Ingram Micro, Inc.

         The Company also competes with manufacturers and publishers who sell directly to resellers and end-users. The Company nevertheless believes that in the majority of cases, manufacturers and publishers choose to sell products through distributors rather than directly because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that the Company's prompt delivery of products and efficient handling of returns provide an important competitive advantage over manufacturers' and publishers' efforts to market their products directly.

EMPLOYEES

         On January 31, 1999, the Company had approximately 8,240 employees located as follows: United States - 3,600, Europe - 4,185, and all other regions
- 455. Certain of the Company's employees in Europe are subject to collective bargaining or similar arrangements. The Company considers its relations with its employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. That is, the principal markets, products and services and methods of distribution from which each segment derives its revenues are essentially the same. The principal geographical areas in which the Company operates are the United States, Europe (including the Middle East) and Other International areas which include Canada, Brazil, Argentina, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S. In 1999, 1998 and 1997, 45%, 23% and 15%, respectively, of the Company's sales were derived from sales outside of the U.S.

         See Note 10 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

EXECUTIVE OFFICERS

         STEVEN A. RAYMUND, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER, age 43, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. In 1998, Mr. Raymund was appointed Chairman of the Computer 2000 Management Board. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

         ANTHONY A. IBARGUEN, PRESIDENT AND CHIEF OPERATING OFFICER, age 39, joined the Company in September 1996 as President of the Americas and was appointed President and Chief Operating Officer in March 1997. In 1998, Mr. Ibarguen was appointed to the Company's Board of Directors and to the Supervisory Board of Computer 2000. Prior to joining the Company, he was employed by ENTEX Information Services, Inc. from August 1993 to August 1996 as Executive Vice President of Sales and Marketing. From June 1990 to August 1993, he was employed by JWP, Inc. most recently as a Vice President. Mr. Ibarguen holds a B.S. Degree in Marketing from Boston College and a Masters in Business Administration Degree from Harvard University.

         JEFFERY P. HOWELLS, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, age 42, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company's Board of Directors and to the Supervisory Board of Computer 2000. From June 1991 through September 1991 he was employed as Vice President of Finance of Inex Vision Systems. From July 1979 to May 1991 he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

         NESTOR CANO, EXECUTIVE VICE PRESIDENT OF U.S. SALES AND MARKETING, age 35, joined the Company in July 1998 as a result of the Company's acquisition of Computer 2000. In March 1999, he was appointed Executive Vice President of
U.S. Sales and Marketing. Prior to his appointment in the U.S., Mr. Cano served in various management positions with Computer 2000 from 1989 to 1998, most recently as Regional Managing Director of Spain and Portugal. Mr. Cano holds an Engineering Degree from Barcelona University.

         H. JOHN LOCHOW, EXECUTIVE VICE PRESIDENT OF INFORMATION TECHNOLOGY AND LOGISTICS, age 46, joined the Company in February 1998 as Senior Vice President and Chief Information Officer and in February 1999 was promoted to Executive Vice President of Information Technology and Logistics. Prior to joining the Company, he served as Chief Information Officer at Bell Canada and Chief Executive of their international subsidiary Bell Sygma from 1996 to February 1998. From 1994 to 1996, he was employed by AT&T Capital Corporation as Vice President of Systems and New Business Development and from 1989 to 1994 he was employed by CNA Insurance Companies as Vice President of Systems. Mr. Lochow holds a B.A. Degree in Mathematics from Thomas Edison University.

         PEGGY K. CALDWELL, SENIOR VICE PRESIDENT OF MARKETING, age 53, joined the Company in May 1992. Prior to joining the Company, she was employed by International Business Machines Corporation for 25 years, most recently serving in a variety of senior management positions in the National Distribution Division. Ms. Caldwell holds a B.S. Degree in Mathematics and Physics from Bucknell University. Ms. Caldwell retired from the Company on January 31, 1999.

         TIMOTHY J. CURRAN, SENIOR VICE PRESIDENT OF U.S. SALES, age 47, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a B.A. Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

         LAWRENCE W. HAMILTON, SENIOR VICE PRESIDENT OF HUMAN RESOURCES, age 41, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

         GERALD M. LABIE, SENIOR VICE PRESIDENT OF U.S. MARKETING, age 55, joined the Company in November 1997 as President and Managing Director of European Operations and was appointed Senior Vice President of U.S. Marketing in February 1999. Prior to joining the Company, he was employed by Corporate Software Inc. from 1989 to 1997, most recently serving in the role of Senior Vice President and General Manager, Europe. Mr. Labie holds a B.A. Degree from Alfred University.

         YUDA SAYDUN, SENIOR VICE PRESIDENT AND GENERAL MANAGER - LATIN AMERICA, age 46, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.

         JOSEPH B. TREPANI, SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER, age 38, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to June 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         PATRICK O. CONNELLY, VICE PRESIDENT OF CREDIT SERVICES, age 53, joined the Company in August 1994. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a B.A. Degree in History and French from the University of Texas at Austin.

         CHARLES V. DANNEWITZ, VICE PRESIDENT OF TAXES, age 44, joined the Company in February 1995. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

         ARTHUR W. SINGLETON, VICE PRESIDENT, TREASURER AND SECRETARY, age 38, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to December 1989. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         DAVID R. VETTER, VICE PRESIDENT AND GENERAL COUNSEL, age 40, joined the Company in June 1993. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to June 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds a B.A. Degree in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.

ITEM 2.  PROPERTIES

         Tech Data's executive offices, are located in Clearwater, Florida.
The Company operates a total of 35 distribution centers to provide its customers timely delivery of products. These distribution centers are located in the following principal markets: U.S. - 6, Canada - 2, Latin America -5, Europe - 21 and the Middle East - 1. In addition to the above distribution centers, the Company operates two distribution facilities in the U.S. which are located within the manufacturing facilities of Compaq and IBM in connection with the Company's FactoryDirect program (see Vendor Relations). The Company also operates training centers in nine cities in the U.S.

         The facilities of the Company are substantially utilized, well maintained and are adequate to conduct the Company's current business.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock is traded on the Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market. The approximate number of shareholders as of January 31, 1999 was 30,000.


                                                                                                    Sales Price
                                                                                              ----------------------
FISCAL YEAR 1999                                                                                 High          Low
                                                                                              ---------      -------
Fourth quarter                                                                                $44   1/2      $26 5/8
Third quarter                                                                                  53   1/8       36 3/4
Second quarter                                                                                 49   7/8       33 3/4
First quarter                                                                                  50   5/8       36 1/8

FISCAL YEAR 1998
Fourth quarter                                                                                $47   3/4      $34 1/8
Third quarter                                                                                  51   3/4       36 1/4
Second quarter                                                                                 39 15/16       22 7/8
First quarter                                                                                  27   1/2       19 3/4

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           YEAR ENDED JANUARY 31,
                                                 ---------------------------------------------------------------------------
                                                    1999             1998            1997            1996            1995
                                                 -----------      ----------      ----------      ----------      ----------

INCOME STATEMENT DATA:
Net sales                                        $11,528,999      $7,056,619      $4,598,941      $3,086,620      $2,418,410
                                                 -----------      ----------      ----------      ----------      ----------
Cost and expenses:
   Cost of products sold                          10,801,126       6,590,873       4,277,160       2,867,226       2,219,122
   Selling, general and
     administrative expenses                         492,542         293,108         206,770         163,790         127,951
                                                 -----------      ----------      ----------      ----------      ----------
                                                  11,293,668       6,883,981       4,483,930       3,031,016       2,347,073
                                                 -----------      ----------      ----------      ----------      ----------
Operating profit                                     235,331         172,638         115,011          55,604          71,337
Interest expense                                      44,988          29,908          21,522          20,086          13,761
Gain on the sale of Macrotron AG                      15,700              --              --              --              --
                                                 -----------      ----------      ----------      ----------      ----------
Income before income taxes                           206,043         142,730          93,489          35,518          57,576
Provision for income taxes                            76,215          52,816          36,516          13,977          22,664
                                                 -----------      ----------      ----------      ----------      ----------
Income before minority interest                      129,828          89,914          56,973          21,541          34,912
Minority interest                                        876             429              --              --              --
                                                 -----------      ----------      ----------      ----------      ----------
Net income                                       $   128,952      $   89,485      $   56,973      $   21,541      $   34,912
                                                 ===========      ==========      ==========      ==========      ==========
Net income per common share:
   Basic                                         $      2.59      $     2.00      $     1.39      $      .57      $      .92
                                                 ===========      ==========      ==========      ==========      ==========
   Diluted                                       $      2.47      $     1.92      $     1.35      $      .56      $      .91
                                                 ===========      ==========      ==========      ==========      ==========
Weighted average common shares outstanding:
   Basic                                              49,727          44,715          40,870          37,846          37,758
                                                 ===========      ==========      ==========      ==========      ==========
   Diluted                                            54,161          46,610          42,125          38,138          38,258
                                                 ===========      ==========      ==========      ==========      ==========
Dividends per common share                                --              --              --              --              --
                                                 ===========      ==========      ==========      ==========      ==========


BALANCE SHEET DATA:
Working capital                                  $   725,057      $  537,381      $  351,993      $  201,704      $  182,802
Total assets                                       3,844,987       2,185,383       1,545,294       1,043,879         784,429
Revolving credit loans                               817,870         540,177         396,391         283,100         304,784
Long-term debt                                       308,521           8,683           8,896           9,097           9,682
Shareholders' equity                                 967,291         702,588         438,381         285,698         260,826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three most recent fiscal years.

                                                         Percentage of net sales
                                                       -----------------------------
                                                          Year ended January 31,
                                                       -----------------------------
                                                       1999        1998        1997
                                                       -----       -----       -----

Net sales                                              100.0%      100.0%      100.0%
                                                       -----       -----       -----
Cost and expenses:
   Cost of products sold                                93.7        93.4        93.0
   Selling, general and administrative expenses          4.3         4.2         4.5
                                                       -----       -----       -----
                                                        98.0        97.6        97.5
                                                       -----       -----       -----
Operating profit                                         2.0         2.4         2.5
Interest expense                                          .4          .4          .5
Gain on sale of Macrotron AG                              .2          --          --
                                                       -----       -----       -----
Income before income taxes                               1.8         2.0         2.0
Provision for income taxes                                .7          .7          .8
                                                       -----       -----       -----
Income before minority interest                          1.1         1.3         1.2
Minority interest                                         --          --          --
                                                       -----       -----       -----
Net income                                               1.1%        1.3%        1.2%
                                                       =====       =====       =====

FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

         Net sales increased 63.4% to $11.5 billion in fiscal 1999 compared to $7.1 billion in the prior year. This increase is attributable to the acquisition of Computer 2000 AG ("Computer 2000"), as well as the addition of new product lines and the expansion of existing product lines. Sales for the fiscal year ended January 31, 1999 include six months of results for Computer 2000, in which the Company acquired a controlling interest in July 1998, and include six months of results for Macrotron AG, which was acquired in July 1997 and sold in July 1998. The Company's U.S., Europe and other international sales grew 17.0%, 295.5% and 32.9%, respectively, in fiscal 1999 compared to the prior year. The significant growth in the Company's international sales is attributable to the acquisition of Computer 2000. Excluding the effect of acquisitions and dispositions, sales growth rates in fiscal 1999 were approximately 17%, 27% and 15% in the U.S., Europe and other international areas, respectively. Total international sales in fiscal 1999 represent approximately 45% of consolidated net sales compared with 23% in the prior year.

         The cost of products sold as a percentage of net sales increased from 93.4% in fiscal 1998 to 93.7% in fiscal 1999. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 68.0% from $293.1 million in fiscal 1998 to $492.5 million in fiscal 1999, and as a percentage of net sales increased to 4.3% in fiscal 1999 from 4.2% in the prior year. The increase in selling, general and administrative expenses is attributable to the acquisitions of Macrotron and Computer 2000, increases in amortization of intangibles as well as other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit in fiscal 1999 increased 36.3% to $235.3 million, or 2.0% of net sales, compared to $172.6 million, or 2.4% of net sales, in fiscal 1998. A factor contributing to the decrease in the operating profit margin from 2.4% in fiscal 1998 to 2.0% in fiscal 1999, was ongoing competitive pricing pressure experienced by the Company in its U.S. business. Additionally contributing to this decrease was the Company's more significant presence in Europe in fiscal 1999, principally as a result of the Computer 2000 acquisition. Operating margins in Europe are typically lower than the Company's U.S. business as a result of higher costs, partially offset by better asset turnover.

         Interest expense increased due to an increase in the Company's average outstanding indebtedness related to funding the acquisition of Computer 2000, funding for continued growth and capital expenditures. The increase in interest expense was partially offset in fiscal 1999 by decreases in average short-term interest rates on the Company's floating rate indebtedness.

         The Company's results of operations in fiscal 1999 include a pretax gain of $15.7 million ($9.6 million net of income taxes) related to the July 1998 sale of Macrotron AG.

         The Company's average income tax rate was 37.0% for fiscal 1999 and fiscal 1998.

         Net income in fiscal 1999 increased 44.1% to $129.0 million, or $2.47 per diluted share, compared to $89.5 million, or $1.92 per diluted share, in the prior year. Excluding the gain on the sale of Macrotron, net income increased 33.4% to $119.4 million, or $2.29 per diluted share.

FISCAL YEARS ENDED JANUARY 31, 1998 AND 1997

         Net sales increased 53.4% to $7.1 billion in fiscal 1998 compared to $4.6 billion in the prior year. This increase is attributable to the acquisition of Macrotron AG, the addition of new product lines and the expansion of existing product lines combined with an increase in the Company's market share. The Company's U.S. and international sales grew 39.1% and 134.6% respectively, in fiscal 1998 compared to the prior year. The significant growth in the Company's international sales is attributable to the acquisition of Macrotron AG, in which the Company acquired a controlling interest on July 1, 1997. The Company's international sales in fiscal 1998 were approximately 23% of consolidated net sales compared with 15% in the prior year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee issued Statement of position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for fiscal years beginning after December 15, 1998. The Company has elected early implementation of provisions of SOP 98-1 effective for the year ended January 31, 1999. This statement requires capitalization of certain costs relating to computer software developed or obtained for internal use. The impact of adoption was not material to the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The future impact of this statement on the Company's results of operations is not expected to be material.

IMPACT OF INFLATION

         The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry has generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $43.5 million in fiscal 1999 was primarily attributable to income from operations of $129.0 million combined with an increase in accounts payable partially offset by increases in accounts receivable and inventories.

         Net cash provided by investing activities of $60.2 million in fiscal 1999 was attributable to receipt of $227.8 million in proceeds from the sale of Macrotron (see Note 9 of Notes to Consolidated Financial Statements) offset by $115.0 million related to the acquisition of Computer 2000 and the Company's continuing investment of $47.8 million in its management information systems, office facilities and its distribution center facilities and $4.9 million in software development costs. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 2000 to further expand its management information systems, office facilities and distribution centers.

         Net cash used in financing activities of $97.8 million in fiscal 1999 reflects the net repayments under the Company's revolving credit loans of $114.1 million partially offset by proceeds from stock option exercises (including the related income tax benefit) of $16.5 million.

         The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.35 billion (including local country credit lines), of which $818 million was outstanding at January 31, 1999. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 2000.

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

Plan to Address Year 2000 Compliance

         In August 1997, the Company formed a Year 2000 compliance project team and began developing an overall plan to address Y2K readiness issues. This plan includes five phases as follows: Phase I is to create an inventory of the Company's IT systems, non-IT systems and service providers (each of these being referred to as "business components") that need to be analyzed for Y2K compliance. During Phase I, a priority is established so that the Company will first address the most important business components to determine Y2K readiness. Phase II analyzes the identified business components to determine which of the business components in the inventory require additional effort to be Y2K compliant. Phase III is the repair, modification or replacement of business components which the analysis determines are not Y2K compliant ("remediation"). Phase IV consists of various types of testing to confirm that the remediation process has resulted in the business components being Y2K compliant. Phase V is the development of contingency plans to address potential risks that the Y2K compliance project may not fully address.

State of Readiness

         IT Systems - U.S. and Canada - The Company is in Phase III and Phase IV of the Year 2000 project overall. As testing and remediation progress, the inventory and test plans are refined. Approximately 76% of all identified IT system business components in the U.S. have been deemed to be Y2K compliant as of April 15, 1999 with analysis of the remaining 24% continuing. Of the 24% remaining, remediation will be completed by re-writing and upgrading key software application systems to incorporate Y2K compliance.

         Functional testing of individual components of the Company's business critical applications has been completed. Fully integrated tests of these individual components will continue with completion targeted in September 1999. Completion of full integration testing has moved from July to September in order to provide adequate time to complete all remediation of business critical applications outside the mainframe environment and the technology refresh described in the next paragraph.

         The expected completion of the testing and remediation of the Company's desktop hardware and software systems is October 1999. The Company is addressing the Y2K compliance of these systems by acceleration of a previously planned desktop technology refresh during which systems that are not Y2K compliant will be replaced. Internal resources have been reallocated and external resources have been secured to address these issues by the planned completion dates. Full integration testing can be completed only after the applications and systems outside the mainframe environment have also been remediated.

         The on-line portion of the DCS software system (the Company's system performing the primary business functions of sales order entry, billing, purchasing, distribution and inventory control) has been determined to be compliant for the following dates: January 1, February 29, December 31, 2000. Remaining batch processing portions of the DCS system is still in progress. User acceptance testing for all portions of the DCS system is targeted to begin June 1999. In addition to the Company's internal resources, outside consultants have been secured to focus exclusively on the DCS environment.

         IT Systems - Outside the U.S. and Canada - The Company's subsidiaries located outside of the U.S. and Canada are currently focusing on Phase III and Phase IV tasks of the Year 2000 project. As of March 29, 1999, approximately 59% of the identified critical business components of all countries have been determined to be Y2K compliant. Each country is separately reporting on its progress, with central coordination and management provided by the Y2K compliance project team.

         For the subsidiaries of Computer 2000 ("C2000"), country locations are divided into two core areas: those using the SAP R/2 system (the Company's system performing the primary business functions of sales, order entry, billing, purchasing, distribution and inventory control) and those that use other systems to provide these business processes. The majority of the countries use the SAP R/2 system. The version of SAP R/2 in use by C2000, has received certification from TUV, a German governmental independent testing authority, that it is Y2K compliant. C2000 is testing these elements and the custom modifications it has to the system, with completion of this testing scheduled for completion in September 1999. This testing incorporates related subsystems and key client/server and desktop systems.

         For those countries using non SAP R/2 systems, conversion to SAP R/2 or upgrades to a compliant system are being implemented or the system is being determined to be Y2K compliant by certification by the vendor and internal C2000 testing. In France, the Company is consolidating the operations of its Tech Data subsidiary with C2000's subsidiary. As part of this consolidation, SAP R/2 systems will be replaced with currently existing enterprise systems that are not Y2K compliant. For this reason, additional project phases have been identified which will require the conversion of operations in France to a single, Y2K compliant, enterprise system. Conversion of this system is scheduled to begin in July 1999.

         Non-IT systems - The non-IT systems (devices which store and report date-related information, such as access control systems, elevators, conveyors and other items containing a microprocessor or internal clock) are utilizing the phased plan approach for the IT systems. Phase I inventory and prioritization has been completed for non-IT systems in the U.S., and in connection with the Company's acquisition of Computer 2000 is currently being conducted in the Company's worldwide locations. Phase II analysis is being performed on systems material to the Company's operations with the assistance of the Company's vendors, with completion expected in July 1999. Implementation of Phases III and IV will continue through August 1999. The Company currently plans to complete the Y2K compliance program for all material non-IT systems by the end of October 1999.

         Material Third Parties - The Company relies on third party suppliers for many systems, products and services. The Company will be adversely affected if these third parties are not Y2K compliant. The Company continues to solicit, receive and review responses to surveys sent to those third parties determined to be material to the operations of the Company to determine their Y2K readiness. For those critical third parties that fail to respond to the Company's survey, the Company is pursuing alternative means of obtaining Y2K readiness information and is conducting reviews of publicly available information published by such third parties.

         Product Liability - The Company does not make any representations or warranties that the products it distributes are or will be Y2K-ready or compliant. In certain countries where the Company or its subsidiaries distribute products, the Company may have an obligation to accept returns of products, which fail because the product is not Y2K ready. In most cases, these returns may be passed on to the manufacturer. In those countries where product return obligations may exist, the Company plans to carefully review manufacturer representations regarding products that are sold in material volumes by the Company or its subsidiaries.

Cost of Project

         The Company has incurred approximately $3.1 million through January 31, 1999 on the Y2K compliance effort, excluding compensation and benefit costs for associates who do not work full-time on the Y2K project and costs of systems upgrades that would have normally been made on a similar timetable. The overall cost of the Y2K compliance effort cannot be accurately estimated until all inventory and analysis phases associated with the recent acquisition of Computer 2000 have been completed, however, the Company believes the costs will be approximately $9.1 million.

Contingency Planning and Risks

         The Company has begun contingency planning for some of its critical applications and will be developing additional contingency plans as testing determines the necessity. While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no survey response or an inadequate survey response is received. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Y2K ready to the extent it is possible.

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's operations and therefore, could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of any products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties and the limitation of liability contained in its sales terms and conditions.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries on this date. The euro now trades on currency exchanges and is available for non-cash transactions. The participants will now issue sovereign debt exclusively in euro and have redenominated all outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

         The Company has implemented a plan to address the issues raised by the euro conversion. These issues include, but are not limited to; the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate euro-denominated transactions; and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

         Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe and has been able to reduce certain hedging activities as a direct result of the conversion. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the initial roll-out of the euro currency.

MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuations and interest rate changes due to its international sales and global funding. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. It is the Company's policy not to enter into foreign currency or interest rate transactions for speculative or trading purposes.

         In addition to product sales and costs, the Company has foreign currency risk related to debt that is denominated in currencies other than the dollar and cross-currency swaps hedging intercompany debt. The Company's foreign currency risk management objective is to protect its earnings and cash flows resulting from sales, purchases and other transactions from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward, option and swap contracts to hedge intercompany loans, receivables and payables. Hedged transactions are denominated primarily in Belgian Franc, Danish Krone, French Franc, Spanish Peseta, Finnish Markka, Norwegian Krone, German Mark, Swedish Krona, Swiss Franc and British Pound.

         The Company is exposed to changes in interest rates primarily as a result of its short and long-term debt used to maintain liquidity and finance inventory, capital expenditures and business expansion. Interest rate risk is also present in the cross-currency swaps hedging intercompany and third-party loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives the Company uses a combination of fixed- and variable-rate debt. As of January 31, 1999, approximately 49% of the outstanding debt had fixed interest rates. The Company finances working capital needs through various bank loans and commercial paper programs.

         Foreign exchange and interest rate risk and related derivatives use is monitored using a variety of techniques including periodic reviews of market value and sensitivity analyses. The Company's computations are based on interrelationships between currencies and interest rates. These interrelationships are determined by observing foreign currency market changes and interest rate changes over the preceding 90 days. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. The model includes all of the Company's forwards, options and interest rate swaps. The Company believes that the hypothetical fluctuation in fair value of its derivatives would be offset by increases/decreases in the value of the underlying transactions being hedged.

COMMENTS ON FORWARD-LOOKING INFORMATION

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed an Exhibit 99A which outlines cautionary statements and identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within Items 1 and 7 of this Form 10-K, should be considered in conjunction with the aforementioned Exhibit 99A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
FINANCIAL STATEMENTS

  Report of Independent Certified Public Accountants                                                          20

  Report of Management                                                                                        20

  Consolidated Balance Sheet at January 31, 1999 and 1998                                                     21

  Consolidated Statement of Income for the three years ended January 31, 1999                                 22

  Consolidated Statement of Changes in Shareholders' Equity for the
     three years ended January 31, 1999                                                                       22

  Consolidated Statement of Cash Flows for the three years ended January 31, 1999                             23

  Notes to Consolidated Financial Statements                                                                  24

FINANCIAL STATEMENT SCHEDULE

  Report of Independent Certified Public Accountants on Financial Statement Schedule                          41

  Schedule II. -- Valuation and qualifying accounts                                                           42

         All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Tampa, Florida
March 19, 1999


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

         The Audit Committee of the Board of Directors is responsible for recommending to the Board the independent certified public accounting firm to be retained each year. The Audit committee meets periodically with the independent accountants and management to review their performance and confirm that they are properly discharging their responsibilities. The independent accountants have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.


/s/ Steven A. Raymund                              /s/ Jeffery P. Howells
STEVEN A. RAYMUND                                  JEFFERY P. HOWELLS
Chairman of the Board of Directors                 Executive Vice President
and Chief Executive Officer                        and Chief Financial Officer
March 19, 1999

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      January 31,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------

                                                   ASSETS
Current assets:
  Cash and cash equivalents                                                   $    8,615      $    2,749
  Accounts receivable, less allowance
    of $60,521 and $29,731                                                     1,796,045         909,426
  Inventories                                                                  1,369,351       1,028,367
  Prepaid and other assets                                                       113,952          65,843
                                                                              ----------      ----------
    Total current assets                                                       3,287,963       2,006,385
Property and equipment, net                                                      126,537         100,562
Excess of cost over acquired net assets, net                                     345,326          55,460
Other assets, net                                                                 85,161          22,976
                                                                              ----------      ----------
                                                                              $3,844,987      $2,185,383
                                                                              ==========      ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loans                                                      $  817,870      $  540,177
  Accounts payable                                                             1,503,866         850,866
  Accrued expenses                                                               241,170          77,961
                                                                              ----------      ----------
    Total current liabilities                                                  2,562,906       1,469,004
Long-term debt                                                                   308,521           8,683
                                                                              ----------      ----------
    Total liabilities                                                          2,871,427       1,477,687
                                                                              ----------      ----------
Minority interest                                                                  6,269           5,108
                                                                              ----------      ----------

Commitments and contingencies (Note 9)

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    Authorized and issued; liquidation
    Preference $.20 per share                                                          5               5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 51,098,442
    and 48,250,349 issued and outstanding                                             77              72
  Additional paid-in capital                                                     505,385         403,880
  Retained earnings                                                              428,720         299,768
  Cumulative translation adjustment                                               33,104          (1,137)
                                                                              ----------      ----------
    Total shareholders' equity                                                   967,291         702,588
                                                                              ----------      ----------
                                                                              $3,844,987      $2,185,383
                                                                              ==========      ==========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          Year ended January 31,
                                                              -------------------------------------------
                                                                 1999             1998            1997
                                                              -----------      ----------      ----------

Net sales                                                     $11,528,999      $7,056,619      $4,598,941
                                                              -----------      ----------      ----------
Cost and expenses:
  Cost of products sold                                        10,801,126       6,590,873       4,277,160
  Selling, general and administrative expenses                    492,542         293,108         206,770
                                                              -----------      ----------      ----------
                                                               11,293,668       6,883,981       4,483,930
                                                              -----------      ----------      ----------
Operating profit                                                  235,331         172,638         115,011
Interest expense                                                   44,988          29,908          21,522
Gain on sale of Macrotron AG                                       15,700              --              --
                                                              -----------      ----------      ----------
Income before income taxes                                        206,043         142,730          93,489
Provision for income taxes                                         76,215          52,816          36,516
                                                              -----------      ----------      ----------
Income before minority interest                                   129,828          89,914          56,973
Minority interest                                                     876             429              --
                                                              -----------      ----------      ----------
Net income                                                    $   128,952      $   89,485      $   56,973
                                                              ===========      ==========      ==========
Net income per common share:
   Basic                                                      $      2.59      $     2.00      $     1.39
                                                              ===========      ==========      ==========
   Diluted                                                    $      2.47      $     1.92      $     1.35
                                                              ===========      ==========      ==========
Weighted average common shares outstanding:
   Basic                                                           49,727          44,715          40,870
                                                              ===========      ==========      ==========
   Diluted                                                         54,161          46,610          42,125
                                                              ===========      ==========      ==========

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     Accumulated
                                          Preferred Stock    Common Stock    Additional                 Other           Total
                                          ---------------  ----------------   Paid-In      Retained Comprehensive   Shareholders'
                                          Shares   Amount  Shares    Amount   Capital      Earnings     Income          Equity
                                          ------   ------  ------    ------  ----------    -------- -------------   -------------

Balance - January 31, 1996                  227      $5    37,931      $57    $130,045     $153,310     $ 2,281        $285,698
  Issuance of common stock for stock
     options exercised and related tax
     benefit                                                             1      13,223                                   13,224
                                                              760
  Issuance of common stock net of
     offering costs                                         4,600        7      83,309                                   83,316
  Comprehensive Income                                                                       56,973        (830)         56,143
                                           ----      --    ------      ---    --------     --------     -------        --------
Balance - January 31, 1997                  227       5    43,291       65     226,577      210,283       1,451         438,381
  Issuance of common stock in business
     purchase                                                 407        1       9,255                                    9,256
  Issuance of common stock for stock
     options exercised and related tax
     benefit                                                  861        1      19,077                                   19,078
  Issuance of common stock net of
     offering costs                                         3,691        5     148,971                                  148,976
  Comprehensive Income                                                                       89,485      (2,588)         86,897
                                           ----      --    ------      ---    --------     --------     -------        --------
Balance - January 31, 1998                  227       5    48,250       72     403,880      299,768      (1,137)        702,588
  Issuance of common stock in
     business purchase                                      2,196        3      84,964                                   84,967
  Issuance of common stock for stock
     options exercised and related tax
     benefit                                                  652        2      16,541                                   16,543
  Comprehensive Income                                                                      128,952      34,241         163,193
                                           ----      --    ------      ---    --------     --------     -------        --------
Balance - January 31, 1999                  227      $5    51,098      $77    $505,385     $428,720     $33,104        $967,291
                                           ====      ==    ======      ===    ========     ========     =======        ========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year ended January 31,
                                                                     --------------------------------------------------
                                                                         1999               1998               1997
                                                                     ------------        -----------        -----------

Cash flows from operating activities:
  Cash received from customers                                       $ 11,094,731        $ 6,870,096        $ 4,390,916
  Cash paid to suppliers and employees                                (10,948,414)        (6,914,537)        (4,513,309)
  Interest paid                                                           (39,926)           (29,909)           (21,122)
  Income taxes paid                                                       (62,895)           (51,949)           (45,037)
                                                                     ------------        -----------        -----------
   Net cash provided by (used in) operating activities                     43,496           (126,299)          (188,552)
                                                                     ------------        -----------        -----------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                          (115,000)           (68,136)                --
  Sale of Macrotron AG                                                    227,843                 --                 --
  Expenditures for property and equipment                                 (47,796)           (45,900)           (19,229)
  Software development costs                                               (4,856)            (2,216)            (2,024)
                                                                     ------------        -----------        -----------
   Net cash provided by (used in) investing activities                     60,191           (116,252)           (21,253)
                                                                     ------------        -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   16,543            168,054             96,540
  Net borrowings (repayments) from revolving credit loans                (114,151)            76,786            113,291
  Principal payments on long-term debt                                       (213)              (201)              (519)
                                                                     ------------        -----------        -----------

   Net cash (used in) provided by financing activities                    (97,821)           244,639            209,312
                                                                     ------------        -----------        -----------

   Net increase (decrease) in cash and cash equivalents                     5,866              2,088               (493)
Cash and cash equivalents at beginning of year                              2,749                661              1,154
                                                                     ------------        -----------        -----------

Cash and cash equivalents at end of year                             $      8,615        $     2,749        $       661
                                                                     ============        ===========        ===========

Reconciliation of net income to net cash provided by (used in)
   operating activities:
Net income                                                           $    128,952        $    89,485        $    56,973
                                                                     ------------        -----------        -----------
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                           42,605             26,364             20,011
   Provision for losses on accounts receivable                             34,810             22,634             19,648
   Gain on sale of Macrotron AG                                           (15,700)                --                 --
   Loss on disposal of fixed assets                                            --                 --                446
   Deferred income taxes                                                      500              3,720             (5,051)
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                   (434,268)          (183,481)          (208,025)
     (Increase) in inventories                                            (49,830)          (181,393)          (294,552)
     Decrease (increase) in prepaid and other assets                       89,140             (8,317)           (13,962)
     Increase in accounts payable                                         387,136            106,134            225,358
     (Decrease) increase in accrued expenses                             (139,849)            (1,445)            10,602
                                                                     ------------        -----------        -----------
      Total adjustments                                                   (85,456)          (215,784)          (245,525)
                                                                     ------------        -----------        -----------
   Net cash provided by (used in) operating activities               $     43,496        $  (126,299)       $  (188,552)
                                                                     ============        ===========        ===========



       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Tech Data Corporation and its subsidiaries ("Tech Data" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the following methods:

                                                                 METHOD                            YEARS
                                                                 ------                            -----

         Buildings and improvements                           Straight-line                       15 - 39
         Leasehold improvements                               Straight-line                        2 - 10
         Furniture, fixtures and equipment                    Accelerated                          2 - 10
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

LONG LIVED ASSETS

         Long lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that recovery of the asset is unlikely. Any impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

EXCESS OF COST OVER ACQUIRED NET ASSETS

         The excess of cost over acquired net assets ("goodwill") is being amortized on a straight-line basis over 15 to 40 years. Amortization expense was $5,714,000, $1,458,000 and $602,000 in 1999, 1998 and 1997, respectively. The accumulated amortization of goodwill is approximately $8,651,000 and $3,563,000 at January 31, 1999 and 1998, respectively.

INTANGIBLES

         Included within other assets at January 31, 1999 are certain intangible assets including deferred software costs and the allocation of a portion of the purchase price of Computer 2000 AG ("Computer 2000") to software used within the Computer 2000 entity and the value of the customer base acquired (see Note 2 - Acquisition and Disposition of Subsidiaries). Such deferred costs are being amortized over three to ten years with amortization expense of $8,442,000, $4,967,000 and $4,611,000 in 1999, 1998 and 1997, respectively. The accumulated amortization of such costs was $22,603,000 and $14,160,000 at January 31, 1999 and 1998, respectively. The remaining unamortized balance of such costs was $39,876,000 and $17,894,000 at January 31, 1999 and 1998, respectively.

PRODUCT WARRANTY

         The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant the following: (1) services with regard to products configured for its customers, and (2) products it builds to order from components purchased from other sources. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense was not material to the Company's Consolidated Statement of Income.

INCOME TAXES

         Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments since such amounts are expected to be reinvested indefinitely.

FOREIGN CURRENCY ACTIVITIES

         The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates during the year. The Company recorded a net gain resulting from foreign currency transactions (including gains or losses or forward contracts) of $5,027,000 for the year ended January 31, 1999. The foreign currency gains (losses) for the fiscal years ended January 31, 1998 and 1997 were immaterial.

CONCENTRATION OF CREDIT RISK

         The Company sells its products to a large base of value-added resellers ("VARs"), corporate resellers, retailers, direct marketers and internet resellers throughout the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East. The Company also performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance which insures a percentage of credit extended by the Company to certain of its larger domestic and international customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale.

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

         The Company's derivative financial instruments outstanding at January 31, 1999 and 1998 are as follows (derivative instruments outstanding at January 31, 1997 were not material):

                                                           January 31, 1999                    January 31, 1998
                                                   -------------------------------     -------------------------------
                                                   Notional             Estimated      Notional             Estimated
                                                   Amounts              Fair Value     Amounts              Fair Value
                                                   --------             ----------     --------             ----------
                                                            (In thousands)                      (In thousands)

Foreign exchange forward contracts                 $438,000              $   130       $ 78,000                $940

Purchased foreign currency options                   60,000                   90            500                 (10)

Currency interest rate swaps                        329,000               (2,440)       128,300                 400

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments (excluding derivative financial instruments) that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The carrying amount of the convertible subordinated notes approximates fair value based upon available market information. Fair value is estimated based on discounted cash flows and available market information as well as other valuation techniques.

COMPREHENSIVE INCOME

         Effective for the fiscal year ended January 31, 1999 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

balance of other comprehensive income is comprised exclusively of changes in the net cumulative translation adjustment. For the year ended January 31, 1999, the Company has recorded deferred income taxes related to the change in the cumulative translation adjustment of $4,376,000. The deferred income taxes related to the cumulative translation adjustment for the years ended January 31, 1998 and 1997 was not significant.

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by this pronouncement, the Company's measurement of compensation cost continues to be in accordance with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the requirements of SFAS 123, the appropriate pro forma disclosures relating to net income and earnings per share are provided. See Note 7 - Employee Benefit Plans.

NET INCOME PER COMMON SHARE

         Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of the stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

                                   Year ended January 31,        Year ended January 31,        Year ended January 31,
                                            1999                          1998                          1997
                                 --------------------------------------------------------------------------------------
                                           Weighted    Per                Weighted   Per               Weighted    Per
                                   Net      Average   Share      Net       Average  Share      Net      Average   Share
                                  Income    Shares    Amount    Income     Shares   Amount    Income     Shares   Amount
                                 --------   -------   ------    -------    ------   ------    -------    ------   ------
                                                          (In thousands, except per share amounts)

Net income per common
  Share - basic                  $128,952    49,727    $2.59    $89,485    44,715    $2.00    $56,973    40,870    $1.39
                                                       =====                         =====                         =====

Effect of dilutive securities:

  Stock options                               1,767                         1,895                         1,255

  5% convertible subordinated
      notes                         4,726     2,667                  --        --                  --        --
                                 --------    ------             -------    ------             -------    ------
Net income per common
  Share - diluted                $133,678    54,161    $2.47    $89,485    46,610    $1.92    $56,973    42,125    $1.35
                                 ========    ======    =====    =======    ======    =====    =======    ======    =====

         At January 31, 1999, 1998 and 1997, there were 1,571,000, 98,000 and
26,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

CASH MANAGEMENT SYSTEM

         Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $95,185,000 and $60,000,000 at January 31, 1999 and 1998 respectively, for which checks are outstanding.

STATEMENT OF CASH FLOWS

         Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows. The effect of changes in foreign exchange rates on cash balances is not material. See Note 2 of Notes to Consolidated Financial Statements regarding the non-cash exchange of common stock and convertible notes in connection with business combinations.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

FISCAL YEAR

         The Company and its North American subsidiaries operate on a fiscal year that ends on January 31. The Company consolidates its European and Latin American subsidiaries on a fiscal year that ends on December 31. The difference in year-end dates is primarily attributable to regulatory requirements imposed on the Company's foreign subsidiaries as well as timing of information requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee issued Statement of position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for fiscal years beginning after December 15, 1998. The Company has elected early implementation of provisions of SOP 98-1 effective for the year ended January 31, 1999. This statement requires capitalization of certain costs relating to computer software developed or obtained for internal use. The impact of adoption was not material to the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The future impact of this statement on the Company's results of operations is not expected to be material.

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES:

Acquisition of Macrotron AG

         On July 1, 1997, the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Macrotron"), a distributor of personal computer products based in Munich, Germany. The initial acquisition was completed through an exchange of approximately $26 million in cash and 406,586 shares of the Company's common stock, for a combined total value of $35 million. The cash portion of the initial acquisition, the related tender offer and subsequent purchase of Macrotron's common and preferred stock were funded from the Company's revolving credit loan agreements. Prior to the disposition discussed below, the Company owned approximately 99% and 91% of Macrotron's common and preferred stock, respectively for a total purchase price of $80,000,000.

         The acquisition of Macrotron was accounted for under the purchase method. The purchase price allocation resulted in approximately $53,500,000 in excess cost over the net fair market value of tangible assets acquired as of January 31, 1998 and was being amortized over a period of 20 years. Consistent with the Company's accounting policy for foreign subsidiaries, Macrotron's operations were consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal year ending January 31, 1998 includes Macrotron's operations for the six month period beginning July 1, 1997 and ending December 31, 1997.

Disposition of Macrotron AG

         Effective July 1, 1998, pursuant to a Share Purchase Agreement dated June 10, 1998, the Company completed the sale of its majority interest in Munich-based subsidiary Macrotron AG ("Macrotron") to Ingram Micro, Inc. ("Ingram"). Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale. The sale of Macrotron was completed through the receipt of approximately $228,000,000 from Ingram (approximately $100,000,000 for the Company's shares of Macrotron and the balance of $128,000,000 for the repayment of Macrotron's intercompany indebtedness). The Company recorded a $15,700,000 gain on the sale, of which $3,200,000 was recorded in the fourth quarter due to resolution of certain contingencies.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Acquisition of Computer 2000 AG

         On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000, a European distributor of technology products. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG., a subsidiary of Munich-based conglomerate VIAG AG, and an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300,000,000 of 5% convertible subordinated notes, due 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). The purchase agreement is subject to certain contingent payments based upon future events. Any payments made by the Company relating to this contingency will increase the purchase price and will result in additional goodwill. The Company commenced a tender offer for the remaining C2000 shares and, as a result of this tender offer, open market purchases and private purchase transactions, the Company currently owns approximately 99.3% of Computer 2000's outstanding stock at January 31, 1999. The tender offer, open market purchases and private purchase transactions were funded through the Company's revolving credit loan agreements.

         The acquisition of Computer 2000 was accounted for under the purchase method. The purchase price of approximately $500,000,000 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $319,000,000 ($343,000,000 at year end exchange rates) is being amortized on a straight-line basis over 40 years. The final allocation of the purchase price has not been finalized due to various contingent liabilities identified by the Company including costs of restructuring. To the extent these liabilities are not fully incurred, the purchase price and related goodwill will be reduced accordingly.


         The Company's subsidiaries outside of North America are included in its consolidated financial statements on a calendar basis. As such, the year ended January 31, 1999 includes six months results for Computer 2000 (which was acquired effective July 1, 1998) and includes six months of operating results for Macrotron (which was sold effective July 1, 1998).

Pro forma information

         The following pro forma unaudited results of operations reflect the effect on the Company's operations as if the above described acquisition of Macrotron had occurred at the beginning of each of the periods presented below (in thousands, except per share data):

                                                                                  Year ended January 31,
                                                                             -------------------------------
                                                                                1998                 1997
                                                                             ----------           ----------
Net sales                                                                    $7,623,852           $5,571,406
Net income                                                                       90,161               60,716
Net income per common share:
  Basic                                                                            2.01                 1.47
  Diluted                                                                          1.93                 1.43

         The following pro forma unaudited results of operations reflect the effect on the Company's operations as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred at the beginning of each of the periods presented below:

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                       Year ended January 31,
                                                                                  --------------------------------
                                                                                     1999                 1998
                                                                                  -----------          -----------
Net sales                                                                         $13,694,426          $11,350,432
Net income                                                                            125,954               95,669
Net income per common share:
  Basic                                                                                  2.48                 2.04
  Diluted                                                                                2.34                 1.94

         The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions and dispositions noted above been consummated as of the beginning of the respective periods, nor are they necessarily indicative of future operating results.

Non-cash transactions

         The Company issued 406,586 shares of common stock in conjunction with the purchase of Macrotron in July 1997. Additionally, the Company issued $300,000,000 convertible subordinated notes and approximately 2,200,000 shares of common stock in conjunction with its acquisition of Computer 2000 in July 1998.

NOTE 3 - PROPERTY AND EQUIPMENT:

                                                                                         January 31,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  --------        --------
                                                                                       (In thousands)

Land                                                                              $  4,897        $  7,805
Buildings and improvements                                                          36,995          36,543
Furniture, fixtures and equipment                                                  156,414         112,821
Construction in progress                                                             4,299          12,359
                                                                                  --------        --------
                                                                                   202,605         169,528
Less-accumulated depreciation                                                      (76,068)        (68,966)
                                                                                  --------        --------
                                                                                  $126,537        $100,562
                                                                                  ========        ========

NOTE 4 - REVOLVING CREDIT LOANS:

                                                                                         January 31,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  --------        --------
                                                                                       (In thousands)

Receivables Securitization Program, average
   interest rate of 5.41% at January 31, 1999,
   expiring February 28, 2000                                                     $355,000        $237,420
Multicurrency Revolving Credit Facility, average
   interest rate of 4.14% at January 31, 1999,
   expiring August 28, 2000                                                        295,539         300,568
Other revolving credit facilities, various interest
   rates, expiring on various dates through 1999                                   167,331           2,189
                                                                                  --------        --------
                                                                                  $817,870        $540,177
                                                                                  ========        ========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company has an agreement (the "Receivables Securitization Program") with three financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $500,000,000. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate, plus an agreed-upon margin.

         Under the terms of the Company's Multicurrency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in sixteen major foreign currencies up to a maximum of $550,000,000 on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on certain financial ratios. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

         In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Under the covenants of the Company's Multicurrency Revolving Credit Facility, indebtedness outstanding under these facilities may not exceed $300,000,000.

         The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At January 31, 1999, the Company was in compliance with all such covenants.

NOTE 5 - LONG-TERM DEBT:

                                                                                                 January 31,
                                                                                          -----------------------
                                                                                            1999           1998
                                                                                          ---------       -------
                                                                                                (In thousands)

Mortgage note payable, interest at 10.25%, principal
   and interest of $85,130 payable monthly, balloon
   payment due 2005                                                                       $   8,661       $ 8,788
Mortgage note payable funded through Industrial Revenue
  Bond, interest at 6.90%, principal and interest payable
  quarterly, through 2000                                                                        22           108
Convertible subordinated debentures, interest at 5.00% payable
  semi-annually, due 2003                                                                   300,000            --
                                                                                          ---------       -------
                                                                                            308,683         8,896

Less - current maturities                                                                      (162)         (213)
                                                                                          =========       =======
                                                                                          $ 308,521       $ 8,683
                                                                                          =========       =======

         Principal maturities of long-term debt at January 31, 1999 for the succeeding five fiscal years are as follows: 2000 - $162,000; 2001 - $155,000; 2002 - $172,000; 2003 - $191,000; 2004 - $300,211,000.

         On July 1, 1998, the Company issued $300,000,000 convertible subordinated notes due July 1, 2003. The notes bear interest at 5% per year and are convertible any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of 17.777 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $56.25 per share. The notes are convertible into approximately 5,300,000 shares of the Company's common stock. The notes are redeemable in whole or in part, at the option of the Company at any time on or after July 1, 2001. These notes are subordinated in right of payment to all senior indebtedness of the Company and will be effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

         Mortgage notes payable are guaranteed by property and equipment with an original cost of approximately $12,000,000. The Industrial Revenue Bond contains covenants which require the Company to maintain certain financial ratios with which the Company was in compliance at January 31, 1999.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - INCOME TAXES (IN THOUSANDS):

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                         January 31,
                                                                                  ------------------------
                                                                                    1999            1998
                                                                                  ---------        -------

Deferred tax liabilities:
  Accelerated depreciation and amortization                                       $  19,821        $10,519
  Capitalized advertising program costs                                               2,174          1,630
  Other - net                                                                         6,242          4,937
                                                                                  ---------        -------
    Total gross deferred tax liabilities                                             28,237         17,086
                                                                                  ---------        -------
Deferred tax assets:
  Accruals not currently deductible                                                   7,880          5,412
  Reserves not currently deductible                                                  22,777         21,290
  Capitalized inventory costs                                                         2,046          1,959
  Foreign loss carryforwards                                                         59,996             --
  Other - net                                                                         8,934            371
                                                                                  ---------        -------
Total gross deferred tax assets                                                     101,633         29,032
  Less: valuation allowance                                                         (16,037)            --
                                                                                  ---------        -------
Total net deferred tax assets                                                        85,596         29,032
                                                                                  ---------        -------
Net deferred tax asset (included in prepaid and other assets)                     $  57,359        $11,946
                                                                                  =========        =======

         Significant components of the provision for income taxes are as follows:

                                                                            Year ended January 31,
                                                                   ----------------------------------------
                                                                     1999            1998            1997
                                                                   --------        --------        --------

Current:
   Federal                                                         $ 50,153        $ 39,805        $ 32,485
   State                                                              6,816           2,469           5,897
   Foreign                                                           18,746           6,822           3,185
                                                                   --------        --------        --------

     Total current                                                   75,715          49,096          41,567
                                                                   --------        --------        --------
Deferred:
   Federal                                                           (3,093)          3,328          (3,490)
   State                                                               (424)            507            (451)
   Foreign                                                            4,017            (115)         (1,110)
                                                                   --------        --------        --------
     Total deferred                                                     500           3,720          (5,051)
                                                                   --------        --------        --------
                                                                   $ 76,215        $ 52,816        $ 36,516
                                                                   ========        ========        ========

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                            Year ended January 31,
                                                                         ----------------------------
                                                                         1999        1998        1997
                                                                         ----        ----        ----

Tax at U.S. statutory rates                                              35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit                            1.5         1.4         3.8
Other - net                                                                .5          .6          .3
                                                                         ----        ----        ----
                                                                         37.0%       37.0%       39.1%
                                                                         ====        ====        ====

         The components of pretax earnings are as follows:

                                                                          Year ended January 31,
                                                                   -----------------------------------
                                                                     1999          1998         1997
                                                                   --------      --------      -------

United States                                                      $140,850      $126,757      $88,536
Foreign                                                              65,193        15,973        4,953
                                                                   --------      --------      -------
                                                                   $206,043      $142,730      $93,489
                                                                   ========      ========      =======

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards of $145 million. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 1999 through 2009. A valuation allowance of $16 million has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

         The cumulative amount of undistributed earnings of international subsidiaries for which U.S. income taxes have not been provided was approximately $59 million at January 31, 1999. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

NOTE 7 - EMPLOYEE BENEFIT PLANS:

STOCK COMPENSATION PLANS

         At January 31, 1999, the Company had three stock-based compensation plans as well as an employee stock purchase plan, an employee stock ownership plan and a retirement savings plan, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

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

         In June 1990, the shareholders approved the 1990 Incentive and Non-Statutory Stock Option Plan (the "1990 Plan") which covers an aggregate of 10,000,000 shares (as amended in June 1997) of common stock. The 1990 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights ("SARs") and limited stock appreciation rights ("Limited SARs") at prices determined by the stock option committee, except for incentive stock options which are granted at the fair market value of the stock on the date of grant. Incentive options granted under the 1990 Plan become exercisable over a five year period while the date of exercise of non-statutory options is determined by the stock option committee. As of January 31, 1999, no SARs or Limited SARs had been granted under the 1990 Plan. Options granted under the 1985 Plan and the 1990 Plan expire 10 years from the date of grant, unless a shorter period is specified by the stock option committee.

         In June 1995, the shareholders approved the 1995 Non-Employee Director's Non-Statutory Stock Option Plan. Under this plan, the Company grants non-employee members of its Board of Directors stock options upon their initial appointment to the board and then annually each year thereafter. Stock options, granted at the fair market value of the stock on the date of grant, are awarded to members upon their initial appointment and vest and become exercisable at a rate of 20% per year. Annual awards vest and become exercisable one year from the date of grant. The number of shares subject to options under this plan cannot exceed 100,000 and the options expire 10 years from the date of grant.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         A summary of the status of the Company's stock option plans is as follows:

                                                 January 31,                  January 31,                   January 31,
                                                    1999                         1998                          1997
                                             -------------------          -------------------          --------------------
                                                        Weighted                     Weighted                      Weighted
                                                         Average                      Average                       Average
                                                        Exercise                     Exercise                      Exercise
                                              Shares      Price            Shares      Price            Shares       Price
                                             -------------------          -------------------          --------------------

Outstanding at beginning of year             3,881,545    $19.43          3,285,818    $14.31          3,081,110     $13.31
Granted                                      1,661,400     40.27          1,643,400     26.65          1,112,000      16.27
Exercised                                     (609,620)    14.24           (720,573)    13.23           (675,492)     13.11
Canceled                                      (569,250)    28.68           (327,100)    17.57           (231,800)     13.72
                                             ---------                    ---------                    ---------
Outstanding at year end                      4,364,075     26.88          3,881,545     19.43          3,285,818      14.31
                                             =========                    =========                    =========

Options exercisable at year end                768,425                      601,895                      576,862

Available for grant at year end              3,496,000                    4,588,000                      905,000


                                       Options Outstanding                              Options Exercisable
                          ------------------------------------------------         ------------------------------
                                            Weighted-
                                             Average             Weighted-                              Weighted-
                            Number          Remaining            Average              Number            Average
        Range of          Outstanding      Contractual           Exercise          Exercisable          Exercise
     Exercise Prices      at 1/31/99       Life (years)            Price            at 1/31/99            Price
     ---------------      ----------       ------------          ---------         -----------          ---------

     $  1.56 - 5.04           16,000           2.00               $ 2.43               16,000            $ 2.43
       10.62 - 15.13       1,297,725           6.40                13.08              554,225             12.58
       19.00 - 27.38       1,348,300           7.31                23.49              189,200             20.51
       29.50 - 43.75       1,558,050           8.12                39.80                9,000             31.78
       44.50 - 50.38         144,000           9.01                45.93                   --                --
                          ----------                                                ---------
                           4,364,075                                                  768,425
                          ==========                                                =========

EMPLOYEE STOCK PURCHASE PLAN

         Under the 1995 Employee Stock Purchase Plan approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company's U.S. and Canadian subsidiaries. Under the terms of the plan, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 fair market value each calendar year. Since plan inception, the Company has sold 182,449 shares as of January 31, 1999. All shares purchased under this plan must be retained for a period of one year.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                                              Year ended January 31,
                                                                     ----------------------------------------
                                                                       1999            1998            1997
                                                                     --------         -------         -------

Net income                                                           $120,548         $85,344         $55,059
Net income per common share:
  Basic                                                                  2.42            1.91            1.35
  Diluted                                                                2.32            1.83            1.31

         The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The following assumptions were used for the years ended January 31, 1999, 1998 and 1997, respectively: (1) risk-free interest rates of 5.68%, 6.76% and 6.08%; (2) dividend yield of 0.0%; (3) expected lives of 5.00, 4.87 and 5.08 years; and (4) volatility of 65%, 56% and 56%. Results may vary depending on the assumptions applied within the model.

STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

         In 1984 the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. The ESOP provides for distribution of vested percentages of the Company's common stock to participants. Such benefit becomes fully vested after seven years of qualified service. At January 31, 1999 and 1998, 813,000 and 780,000 shares, respectively, were held by the ESOP. The Company also offers its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code which provides for the Company to match 50% of the first $1,000 of each participant's deferrals annually. Contributions to these plans are made in amounts approved annually by the Board of Directors. Aggregate contributions made by the Company to these plans were $1,992,000, $2,460,000 and $2,090,000 for 1999, 1998 and
1997, respectively.

NOTE 8 - CAPITAL STOCK:

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases distribution facilities and certain equipment under noncancelable operating leases which expire at various dates through 2005. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 2000 - $32,514,000; 2001 - $28,857,000; 2002 -
$17,416,000; 2003 - $13,019,000; 2004 - $13,617,000; and $106,000 thereafter.
Rental expense for all operating leases amounted to $27,015,000, $15,704,000 and $10,160,000 in 1999, 1998 and 1997, respectively.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - SEGMENT INFORMATION:

         Effective for the period ended January 31, 1999, the Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Based on geographic location, the Company has three principal segments. These geographical segments are 1) the United States, 2) Europe (includes the Middle
East) and 3) Other International areas (Canada, Brazil, Argentina, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.) The measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in Note 1--Summary of Significant Accounting Policies.

Financial information by geographic segments is as follows (in thousands):

                                                                                Other
                                         United States         Europe       International         Total
                                         -------------         ------       -------------         -----
FISCAL YEAR 1999
Net sales to unaffiliated customers        $6,359,124        $4,540,108        $629,767        $11,528,999
                                           ==========        ==========        ========        ===========
Operating income                           $  156,142        $   76,638        $  2,551        $   235,331
                                           ==========        ==========        ========        ===========
Identifiable assets                        $1,555,325        $2,112,546        $177,116        $ 3,844,987
                                           ==========        ==========        ========        ===========


FISCAL YEAR 1998
Net sales to unaffiliated customers        $5,434,833        $1,148,036        $473,750        $ 7,056,619
                                           ==========        ==========        ========        ===========
Operating income                           $  148,485        $   20,122        $  4,031        $   172,638
                                           ==========        ==========        ========        ===========
Identifiable assets                        $1,558,337        $  534,192        $ 92,854        $ 2,185,383
                                           ==========        ==========        ========        ===========


FISCAL YEAR 1997
Net sales to unaffiliated customers        $3,907,516        $  403,030        $288,395        $ 4,598,941
                                           ==========        ==========        ========        ===========
Operating income                           $  102,024        $    8,120        $  4,867        $   115,011
                                           ==========        ==========        ========        ===========
Identifiable assets                        $1,326,531        $  151,012        $ 67,751        $ 1,545,294
                                           ==========        ==========        ========        ===========

NOTE 11 - UNAUDITED INTERIM FINANCIAL INFORMATION:

                                                                              Quarter ended
                                                       ------------------------------------------------------------
                                                        April 30        July 31        October 31        January 31
                                                       ----------      ----------      ----------        ----------
                                                                (In thousands, except per share amounts)

FISCAL YEAR 1999
Net sales                                              $2,184,366      $2,213,261      $3,278,401        $3,852,971
Gross profit                                              139,767         144,748         213,095           230,263
Net income                                                 23,105          35,279          34,088            36,480
Net income per common share:
  Basic                                                       .48             .73             .67               .71
  Diluted                                                     .46             .70             .63               .67

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                              Quarter ended
                                                       ------------------------------------------------------------
                                                        April 30        July 31         October 31       January 31
                                                       ----------      ----------       ----------       ----------
                                                                 (In thousands, except per share amounts)

FISCAL YEAR 1998
Net sales                                              $1,370,146      $1,551,820       $2,021,479       $2,113,174
Gross profit                                               95,177         103,978          129,342          137,249
Net income                                                 18,222          21,464           23,673           26,126
Net income per common share:
  Basic                                                       .42             .49              .54              .55
  Diluted                                                     .41             .47              .51              .53

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEMS 10, 11, 12 AND 13.

         The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 1999 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a)  See index to financial statements and schedules included in Item
              8.

         (b) The Company filed the following reports on Form 8-K during the fiscal year ended January 31, 1998:

                  Current Report on Form 8-K dated July 1, 1998
                  Current Report on Form 8-K dated July 28, 1998

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

         10-MM(13)-- Amendments (Nos. 3-5) to the Revolving Foreign Currency
                     Agreement dated August 4, 1994, as amended.

         10-NN(12)-- Non-Employee Directors' 1995 Non-Statutory Stock Option
                     Plan.

         10-OO(12)-- 1995 Employee Stock Purchase Plan.

         10-PP(12)-- Employment Agreement between the Company and A. Timothy
                     Godwin dated as of December 5, 1995.

         10-QQ(14)-- Amended and Restated Transfer and Administration Agreement
                     dated January 21, 1997.

         10-RR(14)-- Amendment Number 1 to the Amended and Restated Transfer
                     and Administration Agreement dated January 21, 1997, as amended.

         10-SS(14)-- Revolving Credit and Reimbursement Agreement dated May 23,
                     1996.

         10-TT(15)-- Amendment Number 2 to the Amended and Restated Transfer and
                     Administration Agreement dated January 21, 1997, as amended.

         10-UU(15)-- Revolving Credit and Reimbursement Agreement dated August
                     28, 1997.

         10-VV(16)-- Amendment Number 3 to the Amended and Restated Transfer and
                     Administration Agreement dated January 21, 1997, as amended.

         10-WW(17)-- Amendments (Nos. 1-2) to the Revolving Credit and
                     Reimbursement Agreement dated August 28, 1997, as amended.

         10-XX(17)-- Amendments (Nos. 4-6) to the Amended and Restated Transfer
                     and Administration Agreement dated January 21, 1997, as amended.

         21(17)   -- Subsidiaries of Registrant.

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

(17)   To be filed by amendment.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Tech Data Corporation

         Our audits of the consolidated financial statements referred to in our report dated March 19, 1999 appearing on page 20 of this Form 10-K of Tech Data Corporation also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
March 19, 1999


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8s (Nos. 33-21879, 33-41074, 33-62181 and 33-60479) of Tech
Data Corporation of our report dated March 19, 1999 appearing on page 20 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule appearing above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
May 3, 1999

                                                                     SCHEDULE II





                     TECH DATA CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                          ADDITIONS
                                                         ------------------------------------------         BALANCE
                                       BALANCE AT        CHARGED TO                                          AT END
                                       BEGINNING          COST AND                                             OF
DESCRIPTION                            OF PERIOD          EXPENSES        DEDUCTIONS       OTHER(1)          PERIOD
-----------                            ---------         ----------       ----------       --------        ---------

Allowance for doubtful accounts
  receivable and sales returns:
January 31,
   1999                                 $29,731            $34,810        $(31,707)        $27,687           $60,521
   1998                                  23,922             22,634         (26,153)          9,328            29,731
   1997                                  22,669             19,648         (22,685)          4,290            23,922

----------

(1) Other includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May, 1999.
                                       TECH DATA CORPORATION

                                       By  /s/ STEVEN A. RAYMUND
                                         ---------------------------------------
                                               Steven A. Raymund,
                                          Chairman of the Board of Directors;
                                             Chief Executive Officer

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

        SIGNATURE                             TITLE                                        DATE
        ---------                             -----                                        ----

  /s/ STEVEN A. RAYMUND           Chairman of the Board of Directors;                   May 3, 1999
---------------------------         Chief Executive Officer
Steven A. Raymund


  /s/ ANTHONY A. IBARGUEN         President and Chief Operating                         May 3, 1999
---------------------------         Officer; Director
Anthony A. Ibarguen


  /s/ JEFFERY P. HOWELLS          Executive Vice President and                          May 3, 1999
---------------------------         Chief Financial Officer; Director
Jeffery P. Howells                  (principal financial officer)


  /s/ JOSEPH B. TREPANI           Senior Vice President and Corporate                   May 3, 1999
---------------------------         Controller (principal accounting officer)
Joseph B. Trepani


  /s/ ARTHUR W. SINGLETON         Vice President, Treasurer and Secretary               May 3, 1999
---------------------------
Arthur W. Singleton


  /s/ CHARLES E. ADAIR            Director                                              May 3, 1999
---------------------------
Charles E. Adair


  /s/ MAXIMILIAN ARDELT           Director                                              May 3, 1999
---------------------------
Maximilian Ardelt


  /s/ DANIEL M. DOYLE             Director                                              May 3, 1999
---------------------------
Daniel M. Doyle


  /s/ DONALD F. DUNN              Director                                              May 3, 1999
---------------------------
Donald F. Dunn


  /s/ EDWARD C. RAYMUND           Director; Chairman Emeritus                           May 3, 1999
---------------------------
Edward C. Raymund


  /s/ DAVID M. UPTON              Director                                              May 3, 1999
---------------------------
David M. Upton


  /s/ JOHN Y. WILLIAMS            Director                                              May 3, 1999
---------------------------
John Y. Williams