Form 10-K405/A
period 1999-01-31
TECH DATA CORP
filed 1999-06-01
CIK 790703

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                (AMENDMENT NO. 1)
                                   -----------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         None

===============================================================================

NOTE: The purpose of this amendment is to file exhibits previously indicated as "to be filed by amendment" within the Tech Data Corporation Form 10-K for the period ended January 31, 1999, filed on May 3, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         (a) See index to financial statements and schedules included in Item 8 of the Tech Data Corporation Form 10-K for the period ended January 31, 1999 filed on May 3, 1999.

         (b) The Company filed the following reports on Form 8-K during the fiscal year ended January 31, 1999:

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

         10-SS(14)-- Revolving Credit and Reimbursement Agreement dated May 23,
                     1996.

         10-TT(15)-- Amendment Number 2 to the Amended and Restated Transfer and
                     Administration Agreement dated January 21, 1997, as amended.

         10-UU(15)-- Revolving Credit and Reimbursement Agreement dated August
                     28, 1997.

         10-VV(16)-- Amendment Number 3 to the Amended and Restated Transfer and
                     Administration Agreement dated January 21, 1997, as amended.

         10-WW(3) -- Amendments (Nos. 1-2) to the Revolving Credit and
                     Reimbursement Agreement dated August 28, 1997, as amended.

         10-XX(3) -- Amendments (Nos. 4-6) to the Amended and Restated Transfer
                     and Administration Agreement dated January 21, 1997, as amended.

         21(3)    -- Subsidiaries of Registrant.

         27(17)   -- Financial Data Schedule (included in the electronic version only.)

         99-A(17) -- Cautionary Statement For Purposes of the "Safe Harbor"
                     Provisions of the Private Securities Litigation Reform Act of 1995.
---------------
(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-4135.
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-21997.
(3)    Filed herewith.
(4) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-21879.
(5) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-41074.

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

(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.

(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.

(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.

(16) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1998, File No. 0-14625.

(17) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1999, File No. 0-14625.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of June, 1999.
                                       TECH DATA CORPORATION

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

        SIGNATURE                             TITLE                                        DATE
        ---------                             -----                                        ----

  /s/ STEVEN A. RAYMUND           Chairman of the Board of Directors;                   June 1, 1999
-----------------------------         Chief Executive Officer
Steven A. Raymund


  /s/ ANTHONY A. IBARGUEN         President and Chief Operating                         June 1, 1999
-----------------------------         Officer; Director
Anthony A. Ibarguen


  /s/ JEFFERY P. HOWELLS          Executive Vice President and                          June 1, 1999
-----------------------------         Chief Financial Officer; Director
Jeffery P. Howells                  (principal financial officer)


  /s/ JOSEPH B. TREPANI           Senior Vice President and Corporate                   June 1, 1999
-----------------------------         Controller (principal accounting officer)
Joseph B. Trepani


  /s/ ARTHUR W. SINGLETON         Vice President, Treasurer and Secretary               June 1, 1999
-----------------------------
Arthur W. Singleton


  /s/ CHARLES E. ADAIR            Director                                              June 1, 1999
-----------------------------
Charles E. Adair


  /s/ MAXIMILIAN ARDELT           Director                                              June 1, 1999
-----------------------------
Maximilian Ardelt


  /s/ DANIEL M. DOYLE             Director                                              June 1, 1999
-----------------------------
Daniel M. Doyle


  /s/ DONALD F. DUNN              Director                                              June 1, 1999
-----------------------------
Donald F. Dunn


  /s/ EDWARD C. RAYMUND           Director; Chairman Emeritus                           June 1, 1999
-----------------------------
Edward C. Raymund


  /s/ DAVID M. UPTON              Director                                              June 1, 1999
-----------------------------
David M. Upton


  /s/ JOHN Y. WILLIAMS            Director                                              June 1, 1999
-----------------------------
John Y. Williams

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

10-WW Amendments (Nos. 1-2) to the Revolving Credit and Reimbursement Agreement dated August 28, 1997, as amended.


10-XX Amendments (Nos. 4-6) to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.


21(3)       Subsidiaries of Registrant