Form 10-Q
period 1999-04-30
TECH DATA CORP
filed 1999-06-14
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended APRIL 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625
                       --------

                              TECH DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                 NO. 59-1578329
----------------------------------               --------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

5350 TECH DATA DRIVE, CLEARWATER, FLORIDA                33760
------------------------------------------       ---------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (727) 539-7429
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
             CLASS                                   May 31, 1999
----------------------------------------         -------------------
Common stock, par value $.0015 per share               51,233,206

                     TECH DATA CORPORATION AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 1999
                 ----------------------------------------------

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
          Item 1.       Financial Statements

                        Consolidated Balance Sheet as of
                             April 30, 1999 (unaudited) and
                             January 31, 1999                                3

                        Consolidated Statement of Income
                             (unaudited) for the three months
                              ended April 30, 1999 and 1998                  4

                        Consolidated Statement of Cash Flows
                             (unaudited) for the three months
                             ended April 30, 1999 and 1998                   5

                        Notes to Consolidated Financial Statements
                             (unaudited)                                    6-8

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       9-15

              Item 3.   Quantitiative and Qualitative Disclosures About
                        Market Risk                                         15


PART II.      OTHER INFORMATION

              Items 1-5 required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 1999.

              Item 6.   Exhibits and Reports on Form 8-K                    16

SIGNATURES                                                                  16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                        April 30,        January 31,
                                                          1999              1999
                                                      -----------       -----------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                            $       223       $     8,615
  Accounts receivable, less allowance for
    doubtful accounts of $58,244 and $60,521             1,676,905         1,796,045
  Inventories                                            1,284,590         1,369,351
  Prepaid and other assets                                 104,707           113,952
                                                       -----------       -----------
    Total current assets                                 3,066,425         3,287,963
Property and equipment, net                                131,916           126,537
Excess of cost over acquired net assets, net               322,503           345,326
Other assets, net                                           55,982            85,161
                                                       -----------       -----------
                                                       $ 3,576,826       $ 3,844,987
                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                               $   784,986       $   817,870
  Accounts payable                                       1,291,679         1,503,866
  Accrued expenses                                         246,079           241,170
                                                       -----------       -----------
    Total current liabilities                            2,322,744         2,562,906
Long-term debt                                             308,482           308,521
                                                       -----------       -----------
                                                         2,631,226         2,871,427
                                                       -----------       -----------
Minority interest                                            1,657             6,269
                                                       -----------       -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5                 5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 51,190,591 and
    51,098,442 issued and outstanding                           77                77
  Additional paid-in capital                               507,591           505,385
  Retained earnings                                        456,744           428,720
  Cumulative translation adjustment                        (20,474)           33,104
                                                       -----------       -----------
    Total shareholders' equity                             943,943           967,291
                                                       -----------       -----------
                                                       $ 3,576,826       $ 3,844,987
                                                       ===========       ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                         Three months ended
                                                               April 30,
                                                     --------------------------
                                                       1999            1998
                                                     ----------      ----------
Net sales                                            $3,877,158      $2,184,366
                                                     ----------      ----------
Cost and expenses:
  Cost of products sold                               3,651,916       2,044,599
  Selling, general and administrative expenses          158,249          94,801
                                                     ----------      ----------
                                                      3,810,165       2,139,400
                                                     ----------      ----------

Operating profit                                         66,993          44,966
Interest expense                                         16,914           7,954
Net foreign currency exchange loss                        4,757            --
                                                     ----------      ----------

Income before income taxes                               45,322          37,012
Provision for income taxes                               17,179          13,815
                                                     ----------      ----------

Income before minority interest                          28,143          23,197
Minority interest                                           119              92
                                                     ----------      ----------
Net income                                           $   28,024      $   23,105
                                                     ==========      ==========
Net income per common share:

  Basic                                              $      .55      $      .48
                                                     ==========       ==========
  Diluted                                            $      .53      $      .46
                                                     ==========      ==========
Weighted average common shares outstanding:

  Basic                                                  51,133          48,285
                                                     ==========      ==========
  Diluted                                                57,421          50,323
                                                     ==========      ==========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Three months ended
                                                                          April 30,
                                                               -----------------------------
                                                                   1999             1998
                                                               -----------       -----------
Cash flows from operating activities:
  Cash received from customers                                 $ 3,986,162       $ 2,172,952
  Cash paid to suppliers and employees                          (3,887,109)       (1,939,595)
  Interest paid                                                    (23,478)           (8,034)
  Income taxes paid                                                (25,664)          (10,940)
                                                               -----------       -----------

    Net cash provided by operating activities                       49,911           214,383
                                                               -----------       -----------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                    (12,305)           (4,068)
  Capital expenditures                                             (15,264)          (16,431)
                                                               -----------       -----------

    Net cash used in investing activities                          (27,569)          (20,499)
                                                               -----------       -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             2,206             9,792
  Net repayments under revolving credit loan                       (32,884)         (205,124)
  Principal payments on long-term debt                                 (56)              (52)
                                                               -----------       -----------
    Net cash used in financing activities                          (30,734)         (195,384)
                                                               -----------       -----------
Net decrease in cash and cash equivalents                           (8,392)           (1,500)
Cash and cash equivalents at beginning of period                     8,615             2,749
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $       223       $     1,249
                                                               ===========       ===========
Reconciliation of net income to net cash provided by
  operating activities:
Net income                                                     $    28,024       $    23,105
                                                               -----------       -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   13,840             7,851
    Provision for losses on accounts receivable                     10,136             6,003
    (Increase) decrease in assets:
      Accounts receivable                                          109,004           (11,414)
      Inventories                                                   84,761            58,797
      Prepaid and other assets                                      11,407             7,415
    Increase (decrease) in liabilities:
      Accounts payable                                            (212,187)           98,714
      Accrued expenses                                               4,926            23,912
                                                               -----------       -----------
        Total adjustments                                           21,887           191,278
                                                               -----------       -----------
 Net cash provided by operating activities                     $    49,911       $   214,383
                                                               ===========       ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of April 30, 1999 and 1998, and the results of their operations and cash flows for the three months ended April 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2000.

NOTE 2 - NET INCOME PER COMMON SHARE:

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


                                                                 Three months ended April 30,
                                           -----------------------------------------------------------------------
                                                          1999                                  1998
                                           ---------------------------------    ----------------------------------
                                                        Weighted     Per                      Weighted      Per
                                              Net       Average     Share          Net         Average      Share
                                            Income       Shares     Amount       Income        Shares      Amount
                                          ----------   ---------   --------    -----------    --------    --------
                                                           (In thousands, except per share amounts)

Net income per common
  share - basic                              $28,024      51,133       $.55        $23,105      48,285        $.48
                                                                   ========                                 ======

Effect of dilutive securities:
  Stock options                                   --         955                        --       2,038
  5% convertible subordinated notes            2,363       5,333                        --          --
                                          ----------   ---------               -----------    --------

Net income per common
  share - diluted                            $30,387      57,421       $.53        $23,105      50,323        $.46
                                          ==========   =========   ========    ===========    ========      ======


         At April 30, 1999 and 1998, there were 2,808,000 and 132,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidulitve.

NOTE 3 - COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the net cumulative translation adjustment. Comprehensive income (loss) for the three months ended April 30, 1999 and 1998 was $(25.6) million and $23.0 million.

NOTE 4 - SEGMENT INFORMATION:

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

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Based on geographic location, the Company has three principal segments. These geographical segments are 1) the United States, 2) Europe (including the Middle
East) and 3) Other International areas (Canada, Brazil, Argentina, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is income from operations.

         Financial information by geographic segment is as follows (in thousands):

                                                                            Other
                                       United States       Europe       International      Total
                                       -------------     ----------     -------------   -----------
APRIL 30, 1999

Net sales to unaffiliated customers      $1,782,255      $1,910,181      $  184,722      $3,877,158
                                         ==========      ==========      ==========      ==========
Operating income                         $   31,861      $   33,224      $    1,908      $   66,993
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,514,101      $1,899,094      $  163,631      $3,576,826
                                         ==========      ==========      ==========      ==========

APRIL 30,1998

Net sales to unaffiliated customers      $1,527,104      $  524,090      $  133,172      $2,184,366
                                         ==========      ==========      ==========      ==========
Operating income                         $   35,386      $    8,342      $    1,238      $   44,966
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,533,601      $  509,520      $   90,808      $2,133,929
                                         ==========      ==========      ==========      ==========

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENT:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions is recognized in current-period earnings.
SFAS 133 is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AND 1998

         Net sales increased 77.5% to $3.88 billion in the first quarter of fiscal 2000 compared to $2.18 billion in the first quarter of last year. This increase is attributable to the acquisition of Computer 2000 AG ("Computer 2000"), as well as the addition of new product lines and the expansion of existing product lines. The Company's first quarter U.S., Europe and other international sales grew 16.7%, 264.5% and 38.7%, respectively, compared to the first quarter of last year. The significant growth in the Company's international sales is attributable to the acquisition of Computer 2000. Excluding the effect of acquisitions, sales growth rates were approximately 17%, 18%, 12% and 17% in the U.S., Europe, other international areas and worldwide, respectively. Total international sales in the first quarter of fiscal 2000 represent approximately 54% of consolidated net sales compared with 30% in the prior year.

         The cost of products sold as a percentage of net sales increased from 93.6% in the first quarter of fiscal 1999 to 94.2% in the current period. The increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 66.9% from $94.8 million in the first quarter of fiscal 1999 to $158.2 million in fiscal 2000, and as a percentage of net sales decreased to 4.08% from 4.34% in the comparable prior year period. The dollar value increase in selling, general and administrative expenses is attributable to the acquisition of Computer 2000, increases in amortization of intangibles as well as other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit in the first quarter of fiscal 2000 increased 49.0% to $67.0 million, or 1.73% of net sales, compared to $45.0 million, or 2.06% of net sales in the first quarter of fiscal 1999.

         Interest expense increased due to an increase in the Company's average outstanding indebtedness related to funding the acquisition and related working capital requirements of Computer 2000 as well as funding for continued growth and capital expenditures.

         The Company recorded a net foreign currency transaction loss of $4.8 million related to the devaluation of the Brazilian currency and the weakening of currencies in various European countries, including the United Kingdom, Germany, Finland, Poland, Hungary and the Czech Republic. Prior year net foreign currency transaction gains and losses were not significant.

         The provision for income taxes increased 24.4% to $17.2 million in the first quarter of fiscal 2000 compared to $13.8 million last year. The increase is attributable to an increase in the Company's income before income taxes. The Company's average income tax rate increased from 37.3% in the first quarter of 1999 to 37.9% in the current year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income increased 21.3% to $28.0 million, or $.53 per diluted share, compared to $23.1 million, or $.46 per diluted share, in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $49.9 million during the first quarter of fiscal 2000 was primarily attributable to income from operations of $28.0 million and reductions in accounts receivable, inventories and prepaid and other assets, partially offset by a decrease in accounts payable.

         Net cash used in investing activities of $27.6 million during the first three months of fiscal 2000 was attributable to the continuing investment of $15.3 million related to the expansion of the Company's management information systems, office facilities and distribution centers combined with the payment of $12.3 million related to the acquisition of additional shares of the common stock of Computer 2000. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 2000 to further expand its management information systems, office facilities and distribution centers.

         Net cash used in financing activities of $30.7 million during the first three months of fiscal 2000 reflects the net repayments on the Company's revolving credit loans and long-term debt of $32.9 million offset by the proceeds from stock option exercises (including the related income tax benefit) of $2.2 million.

         The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.35 billion (including local country credit lines), of which $785 million was outstanding at April 30, 1999. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2000.


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

         The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system, which contains detailed information on each customer's payment history and other relevant information. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card, cash on delivery and floor-plan basis.

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

State of Readiness

         IT Systems - U.S. and Canada- The Company is in Phase III and Phase IV of the Year 2000 project overall. As testing and remediation progress, the inventory and test plans are refined. Approximately 76% of all identified IT system business components in the U.S. have been deemed to be Y2K compliant as of April 15, 1999 with analysis of the remaining 24% continuing. Of the 24% remaining, remediation will be completed by re-writing and upgrading key software application systems to incorporate Y2K compliance.

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

         The on-line portion of the DCS software system (the Company's system performing the primary business functions of sales order entry, billing, purchasing, distribution and inventory control) has been determined to be compliant for the following dates: January 1, February 29, and December 31, 2000. Remaining batch processing portions of the DCS system are still in progress. User acceptance testing for all portions of the DCS system is targeted to begin June 1999. In addition to the Company's internal resources, outside consultants have been secured to focus exclusively on the DCS environment.

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

         For the subsidiaries of Computer 2000 ("C2000"), country locations are divided into two core areas: those using the SAP R/2 system (the Company's system performing the primary business functions of sales, order entry, billing, purchasing, distribution and inventory control) and those that use other systems to provide these business processes. The majority of the countries use the SAP R/2 system. The version of SAP R/2 in use by C2000, has received certification from TUV, a German governmental independent testing authority, that it is Y2K compliant. C2000 is testing these elements and the custom modifications it has made to the system, with completion of this testing scheduled for September 1999. This testing incorporates related subsystems and key client/server and desktop systems.

         For those countries using non-SAP R/2 systems, conversion to SAP R/2 or upgrades to a compliant system are being implemented or the system is being determined to be Y2K compliant through certification by the vendor and internal C2000 testing. In France, the Company is consolidating the operations of its Tech Data subsidiary with C2000's subsidiary. As part of this consolidation, SAP R/2 systems will be replaced with currently existing enterprise systems that are not Y2K compliant. For this reason, additional project phases have been identified which will require the conversion of operations in France to a single, Y2K compliant, enterprise system. Conversion of this system is scheduled to begin in July 1999.

         Non-IT systems - The non-IT systems (devices which store and report date-related information, such as access control systems, elevators, conveyors and other items containing a microprocessor or internal clock) are utilizing the phased plan approach for the IT systems. Phase I inventory and prioritization has been completed for non-IT systems in the U.S. and in connection with the Company's acquisition of Computer 2000, is currently being conducted in the Company's worldwide locations. Phase II analysis is being performed on systems material to the Company's operations with the assistance of the Company's vendors, with completion expected in July 1999. Implementation of Phases III and IV will continue through August 1999. The Company currently plans to complete the Y2K compliance program for all material non-IT systems by the end of October 1999.

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

Cost of Project

         The Company has incurred approximately $3.5 million through April 30, 1999 on the Y2K compliance effort, excluding compensation and benefit costs for associates who do not work full-time on the Y2K project and costs of systems upgrades that would have normally been made on a similar timetable. The overall cost of the Y2K compliance effort cannot be accurately estimated until all inventory and analysis phases associated with the recent acquisition of Computer 2000 have been completed, however, the Company believes the costs will be approximately $9.1 million.

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

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries on this date. The euro now trades on currency exchanges and is available for non-cash transactions. The participants will now issue sovereign debt exclusively in euro and have redenominated all outstanding sovereign debt. Following this introduction period, the participating members legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

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

COMMENTS ON FORWARD-LOOKING INFORMATION

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10-K for the year ended January 31, 1999, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

                          PART III - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         NO.             DESCRIPTION
         ---             -----------

          27       Financial Data Schedule

(b)      Reports on Form 8-K

          None.


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


                                        TECH DATA CORPORATION
                                        ---------------------
                                             (Registrant)


SIGNATURE                             TITLE                                   DATE
---------                             -----                                   ----
/s/ STEVEN A. RAYMUND      Chairman of the Board of                       June 14, 1999
------------------------     Directors and Chief
Steven A. Raymund            Executive Officer


/s/ JEFFERY P. HOWELLS     Executive Vice President                       June 14, 1999
------------------------     and Chief Financial Officer
Jeffery P. Howells           (principal financial officer)


/s/ JOSEPH B. TREPANI      Senior Vice President and                      June 14, 1999
------------------------     Corporate Controller (principal
Joseph B. Trepani            accounting officer)

/s/ ARTHUR W. SINGLETON    Vice President, Treasurer and                  June 14, 1999
-----------------------      Secretary
Arthur W. Singleton

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                   Description
-----------                   -----------

    27                     Financial Data Schedule