Form 10-Q
period 1999-07-30
TECH DATA CORP
filed 1999-09-14
CIK 790703

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended JULY 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            FLORIDA                                          NO. 59-1578329
--------------------------------                            ----------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5350 TECH DATA DRIVE, CLEARWATER, FLORIDA                           33760
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:(727) 539-7429
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
         CLASS                                             SEPTEMBER 8,1999
-------------------------                                  ----------------

Common stock, par value $.0015 per share                       52,020,693

                     TECH DATA CORPORATION AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1999

                                      INDEX

PART I.   FINANCIAL INFORMATION                                PAGE(S)

          Item 1. Financial Statements
                  Consolidated Balance Sheet as of
                     July 31, 1999 (Unaudited) and
                     January 31, 1999                                       3

                  Consolidated Statement of Income
                     (Unaudited) for the three and six
                     months ended July 31, 1999 and 1998                    4

                  Consolidated Statement of Cash Flows
                     (Unaudited) for the six months
                     ended July 31, 1999 and 1998                           5

                  Notes to Consolidated Financial Statements
                     (Unaudited)                                          6-8

          Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          9-16

          Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk                                           16

PART II.  OTHER INFORMATION

          Items  1-3 and 5 required in Part II have been previously filed, have been included in Part I of this report, or are not applicable for the quarter ended July 31, 1999.

          Item 4. Submission of Matters to a Vote of
                     Security Holders                                      17

          Item 6. Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                 18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                        July 31,     January 31,
                                                          1999          1999
                                                       -----------   -----------
ASSETS                                                 (Unaudited)
Current assets:

  Cash and cash equivalents                               $  5,403      $  8,615
  Accounts receivable, less allowance for
    doubtful accounts of $63,195 and $60,521             1,792,043     1,796,045
  Inventories                                            1,305,535     1,369,351
  Prepaid and other assets                                 124,887       113,952
                                                       -----------   -----------
    Total current assets                                 3,227,868     3,287,963
Property and equipment, net                                136,703       126,537
Excess of cost over acquired net assets, net               324,815       345,326
Other assets, net                                           72,889        85,161
                                                       -----------   -----------
                                                        $3,762,275    $3,844,987
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Revolving credit loans                                 $ 900,292     $ 817,870
  Accounts payable                                       1,303,244     1,503,866
  Accrued expenses                                         275,930       241,170
                                                       -----------   -----------
     Total current liabilities                           2,479,466     2,562,906
Long-term debt                                             308,444       308,521
                                                       -----------   -----------
                                                         2,787,910     2,871,427

                                                       -----------   -----------
Minority interest                                            3,916         6,269
                                                       -----------   -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5             5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 52,013,668
    and 51,098,442 issued and outstanding                       78            77
  Additional paid-in capital                               526,251       505,385
  Retained earnings                                        486,160       428,720
  Accumulated other comprehensive income                   (42,045)       33,104
                                                       -----------   -----------
     Total shareholders' equity                            970,449       967,291
                                                       -----------   -----------
                                                        $3,762,275    $3,844,987
                                                       ===========   ===========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                   (In thousands, except per share amounts)



                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JULY 31,                   JULY 31,
                                  -----------------------   ------------------------
                                     1999         1998         1999          1998
                                  -----------  ----------   -----------   ----------
Net sales                          $4,024,965  $2,213,261   $7,902,123    $4,397,627
                                  -----------  ----------   -----------   ----------

Cost and expenses:
  Cost of products sold             3,802,481   2,068,513    7,454,397     4,113,112
  Selling, general and
    administrative expenses           160,334      94,621      318,583       189,422
                                  -----------  ----------   ----------    ----------
                                    3,962,815   2,163,134    7,772,980     4,302,534
                                  ===========  ==========   ==========    ==========

Operating profit                       62,150      50,127      129,143        95,093
Interest expense                       15,626       6,389       32,540        14,343
Net foreign currency exchange
  loss                                    406          --        5,163            --
Gain on sale of Macrotron AG               --      12,500        --           12,500
                                  -----------  ----------   ----------    ----------

Income before income taxes             46,118      56,238       91,440        93,250
Provision for income taxes             16,603      21,074       33,782        34,889
                                  -----------  ----------   ----------    ----------

Income before minority interest        29,515      35,164       57,658        58,361
Minority interest                          99        (115)         218           (23)
                                  -----------  ----------   ----------    ----------
Net income                         $   29,416  $   35,279   $   57,440    $   58,384
                                  ===========  ==========   ==========    ==========

Net income per common share:

Basic                              $      .57  $      .73   $     1.12    $     1.20
                                  ===========  ==========   ==========    ==========
Diluted                            $      .54  $      .70   $     1.07    $     1.16
                                  ===========  ==========   ===========   ==========

Weighted average common Shares outstanding:

Basic                                  51,425      48,618       51,280        48,454
                                  ===========  ==========   ==========    ==========
Diluted                                58,991      50,446       58,207        50,388
                                  ===========  ==========   ===========   ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)



                                                                                   SIX MONTHS ENDED
                                                                                        JULY 31,
                                                                               ---------------------------
                                                                                   1999            1998
                                                                               -----------     -----------
Cash flows from operating activities:

  Cash received from customers                                                 $ 7,932,359      $ 4,384,914
  Cash paid to suppliers and employees                                          (7,876,353)      (3,983,761)
  Interest paid                                                                    (36,746)         (13,300)
  Income taxes paid                                                                (32,130)         (30,122)
                                                                               -----------      -----------

    Net cash (used in) provided by operating activities                            (12,870)         357,731
                                                                               -----------      -----------

Cash flows from investing activities:

  Acquisition of businesses, net of cash acquired                                  (32,609)         (21,585)
  Capital expenditures                                                             (29,944)         (29,883)
                                                                               -----------      -----------

    Net cash used in investing activities                                          (62,553)         (51,468)
                                                                               -----------      -----------
Cash flows from financing activities:

  Proceeds from issuance of common stock                                            20,867            9,857
  Net borrowings (repayments) under revolver                                        51,422         (317,232)
  Principal payments on long-term debt                                                 (78)            (105)
                                                                               -----------      -----------

    Net cash provided by (used in) financing activities                             72,211         (307,480)
                                                                               -----------      -----------

    Net decrease in cash and cash equivalents                                       (3,212)          (1,217)
Cash and cash equivalents at beginning of period                                     8,615            2,749
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                     $     5,403      $     1,532
                                                                               ===========      ===========

Reconciliation of net income to net cash (used in) provided by operating activities:

Net income                                                                     $    57,440      $    58,384
                                                                               -----------      -----------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   27,841           15,938
    Provision for losses on accounts receivable                                     19,766           12,360
    Gain on sale of Macrotron AG                                                        --          (12,500)
    (Increase) decrease in assets:
      Accounts receivable                                                           30,236          (12,713)
      Inventories                                                                   91,816          217,021
      Prepaid and other assets                                                     (42,108)          13,175
    Increase (decrease) in liabilities:
      Accounts payable                                                            (228,622)          32,540
      Accrued expenses                                                              30,761           33,526
                                                                               -----------      -----------
        Total adjustments                                                          (70,310)         299,347
                                                                               -----------      -----------
 Net cash (used in) provided by operating activities                           $   (12,870)     $   357,731
                                                                               ===========      ===========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

     The consolidated financial statements and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of July 31, 1999, and the results of their operations and cash flows for the three and six months ended July 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2000.

NOTE 2 - ACQUISITION OF SUBSIDIARIES:

ACQUISITION OF GLOBELLE CORPORATION

     On May 21, 1999, Tech Data Canada completed the initial acquisition, through a tender offer, of approximately 11.6 million common shares, or 80.4% of the outstanding common shares of Globelle Corporation ("Globelle"), a mass storage and components distributor based in Canada.

     The initial tender offer, at Cdn $2.50 per share (US$1.70 per share) was completed through an exchange of approximately Cdn $29.0 million in cash. Through a subsequent tender offer period ending on June 2, 1999, the Company increased its ownership to 11.8 million common shares, or 81.6%, for a total price of Cdn $29.5 million (US$20.3 million). The remaining Globelle common shareholders, under the terms of the merger agreement, received one redeemable retractable preferred share of Tech Data Canada for each Globelle common share held. The preferred shares do not convey voting or dividend rights and may be redeemed by the holder at any time for Cdn. $2.50 cash per share. Tech Data Canada may redeem the shares at any time on or after October 1, 1999 for Cdn. $2.50 cash per share which is guaranteed by Tech Data Corporation.

     The acquisition of Globelle was accounted for under the purchase method. The preliminary purchase price allocation has resulted in approximately US$11 million in excess cost over the net fair market value of tangible assets acquired as of July 31, 1999, to be amortized over a period of 20 years. The Company is currently implementing its acquisition strategy which may result in an adjustment to the net assets acquired. The Company's results of operations for the period ended July 31, 1999 include two months of Globelle's operations.

ACQUISITION OF COMPUTER 2000 AG

     In July 1998, the Company acquired 80% of the outstanding voting common stock of Computer 2000 AG, Europe's leading electronics distributor. In connection with the acquisition (accounted for under the purchase method), the Company is subject to additional contingent purchase price payments. The Company is presently negotiating the resolution of this contingency and believes the ultimate settlement will not materially impact the financial statements. Any payments made related to this contingency will increase the purchase price of Computer 2000 and result in the recognition of additional goodwill.

NOTE 3 - NET INCOME PER COMMON SHARE:

     Basic Earnings per Share ("Basic EPS") excludes from the calculation of earnings per share, the potential for dilution of earnings by certain common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur assuming conversion of certain common stock equivalents such as the Company's convertible subordinated notes, as well as exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

                                        THREE MONTHS ENDED JULY 31,
                             --------------------------------------------------
                                      1999                       1998
                             -----------------------   ------------------------
                                       WEIGHTED    PER                WEIGHTED    PER
                               NET     AVERAGE    SHARE       NET      AVERAGE   SHARE
                             INCOME     SHARES    AMOUNT     INCOME     SHARES   AMOUNT
                             -------   --------   ------    -------    -------   ------
                                  (In thousands, except per share amounts)
Net income per common
  share - basic              $29,416     51,425   $   .57   $35,279    48,618     $  .73
                                                  =======                         ======

Effect of dilutive
 securities:

  Stock options                   --      2,233                  --     1,828
  5% convertible
   subordinated notes          2,363      5,333                  --        --
                             -------   --------             -------    ------

Net income per common
  share - diluted            $31,779     58,991   $   .54   $35,279    50,446     $  .70
                             =======   ========   =======   =======    ======     ======


                                         SIX MONTHS ENDED JULY 31,
                             --------------------------------------------------
                                      1999                       1998
                             -----------------------   ------------------------
                                      WEIGHTED    PER               WEIGHTED   PER
                            NET        AVERAGE   SHARE        NET    AVERAGE  SHARE
                          INCOME       SHARES    AMOUNT     INCOME   SHARES   AMOUNT
                          -------     --------   ------     -------  -------  ------
                                  (In thousands, except per share amounts)
Net income per common
  share - basic           $57,440      51,280    $ 1.12    $58,384    48,454   $ 1.20
                                                 ======                        ======
Effect of dilutive
 securities:

  Stock options                --       1,594                   --     1,934
  5% convertible
   subordinated notes       4,725       5,333                   --        --
                          -------     -------   -------    -------    -------
Net income per common
  share - diluted         $62,165      58,207   $  1.07    $58,384     50,388  $  1.16
                          =======     =======   =======    =======    =======  =======


     At July 31, 1999 and 1998, there were 1,607,131 and 186,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4 - COMPREHENSIVE INCOME:

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the net cumulative translation adjustment. Comprehensive income (loss) for the three months ended July 31, 1999 and 1998 was $7.8 million and $33.6 million, respectively, and $(17.7) million and $55.5 million, for the six months ended July 31, 1999 and 1998, respectively.

NOTE 5 - SEGMENT INFORMATION:

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

      Financial information by geographic segment is as follows (in thousands):


                                                                                 OTHER
                                                 UNITED STATES     EUROPE     INTERNATIONAL       TOTAL
                                                 -------------     ------     -------------       -----

THREE MONTHS ENDED JULY 31, 1999

Net sales to unaffiliated customers                $2,046,604     $1,718,175     $  260,186     $4,024,965
                                                   ==========     ==========     ==========     ==========
Operating income                                   $   41,574     $   19,649     $      927     $   62,150
                                                   ==========     ==========     ==========     ==========
Identifiable assets                                $1,713,592     $1,806,861     $  241,822     $3,762,275
                                                   ==========     ==========     ==========     ==========
THREE MONTHS ENDED JULY 31, 1998

Net sales to unaffiliated customers                $1,596,557     $  481,237     $  135,467     $2,213,261
                                                   ==========     ==========     ==========     ==========
Operating income                                   $   42,636     $    4,891     $    2,600     $   50,127
                                                   ==========     ==========     ==========     ==========
Identifiable assets                                $1,392,188     $  902,843     $   87,895     $2,382,926
                                                   ==========     ==========     ==========     ==========

                                                                                 OTHER
                                                 UNITED STATES     EUROPE     INTERNATIONAL       TOTAL
                                                 -------------     ------     -------------       -----
SIX MONTHS ENDED JULY 31, 1999

Net sales to unaffiliated customers                $3,828,859     $3,628,356     $  444,908     $7,902,123
                                                   ==========     ==========     ==========     ==========
Operating income                                     $ 73,435     $   53,143     $    2,565     $  129,143
                                                   ==========     ==========     ==========     ==========
Identifiable assets                                $1,713,592     $1,806,861     $  241,822     $3,762,275
                                                   ==========     ==========     ==========     ==========
SIX MONTHS ENDED JULY 31, 1998

Net sales to unaffiliated customers                $3,123,661     $1,005,327     $  268,639     $4,397,627
                                                   ==========     ==========     ==========     ==========
Operating income                                   $   78,022     $   13,233     $    3,838     $   95,093
                                                   ==========     ==========     ==========     ==========
Identifiable assets                                $1,392,188     $  902,843     $   87,895     $2,382,926
                                                   ==========     ==========     ==========     ==========

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENT:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AND 1998

     Net sales increased 81.9% to $4.02 billion in the second quarter of fiscal 2000 compared to $2.21 billion in the second quarter of last year. This increase is attributable to the acquisition of Computer 2000 AG ("Computer 2000") net of the disposition of Macrotron AG ("Macrotron") (both occurring in July 1998), as well as the addition of new product lines and the expansion of existing product lines. The Company's second quarter U.S., Europe and other international sales grew 28.2%, 257.0% and 92.1%, respectively, compared to the second quarter of last year. The significant growth in the Company's international sales is attributable to the acquisition of Computer 2000. Excluding the effect of acquisitions, sales growth rates were approximately 28.2%, 16.3%, 10.6% and 21.6% in the U.S., Europe, other international areas and worldwide, respectively. Total international sales in the second quarter of fiscal 2000 represented approximately 49% of consolidated net sales compared with 28% in the prior year.

     The cost of products sold as a percentage of net sales increased from 93.5% in the second quarter of fiscal 1999 to 94.5% in the current period. The increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

     Selling, general and administrative expenses increased 69.4% from $94.6 million in the second quarter of fiscal 1999 to $160.3 million in fiscal 2000, and as a percentage of net sales decreased to 3.98% from 4.28% in the comparable prior year period. The dollar value increase in selling, general and administrative expenses is attributable to the acquisition of Computer 2000, increases in amortization of intangibles as well as other operating expenses needed to support the increased volume of business.

     As a result of the factors described above, operating profit in the second quarter of fiscal 2000 increased 24.0% to $62.2 million, or 1.5% of net sales, compared to $50.1 million, or 2.3% of net sales in the second quarter of fiscal 1999.

     Interest expense increased due to an increase in the Company's average outstanding indebtedness related to funding the acquisition and related working capital requirement of Computer 2000 as well as funding for continued growth and capital expenditures.

     The provision for income taxes decreased from $21.1 million in the second quarter of fiscal 1999 to $16.6 million in the current quarter. The decrease is attributable to the fiscal 1999 provision including taxes associated with the gain on the July 1998 sales of Macrotron as well as a reduction in the effective tax rate in the current quarter due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

     As a result of the factors described above, net income increased 6.4% to $29.4 million, or $.54 per diluted share, compared to $27.7 million, or $.55 per diluted share, in the prior year, excluding the $12.5 million pre-tax gain, or $.15 per diluted share, from the July 1998 sale of its former Macrotron subsidiary.

SIX MONTHS ENDED JULY 31, 1999 AND 1998

     Net sales increased 79.7% to $7.90 billion in the first six months of fiscal 2000 compared to $4.40 billion in the same period last year. Net income increased 13.2% to $57.4 million, or $1.07 per diluted share, in the first six months of fiscal 2000, compared to $50.8 million or $1.01 per diluted share, excluding the gain on the sale of Macrotron AG.

     (The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 1999 are substantially the same as in the comparative quarterly discussion above and therefore, will not be repeated here.)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $12.9 million during the first six months of fiscal 2000 was primarily attributable to income from operations of $57.4 million and reductions in accounts receivable and inventories, partially offset by a decrease in accounts payable.

     Net cash used in investing activities of $62.6 million during the first six months of fiscal 2000 was attributable to the continuing investment of $29.9 million related to the expansion of the Company's management information systems, office facilities and distribution centers combined with the payment of $12.3 million related to the acquisition of additional shares of the common stock of Computer 2000 and $20.3 million related to the acquisition of 81.6% of the common stock of Globelle Corporation. The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 2000 to further expand its management information systems, office facilities and distribution centers.

     Net cash provided by financing activities of $72.2 million during the first six months of fiscal 2000 reflects the net borrowings on the Company's revolving credit loans of $51.4 million and the proceeds from stock option exercises (including the related income tax benefit) of $20.9 million.

     The Company currently maintains domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.35 billion (including local country credit lines), of which $900 million was outstanding at July 31, 1999. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2000.

ASSET MANAGEMENT

     The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

     The Company attempts to control losses on credit sales by closely monitoring customer's creditworthiness through its computer system, which contains detailed information on each customers' payment history and other relevant information. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card, cash on delivery and floor-plan basis.

YEAR 2000

Introduction

     The "Year 2000 Problem" generally refers to computer programs that do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The Company's Year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the Year 2000. The Company defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

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

State of Readiness

     IT Systems - U.S., Canada and Latin America -- The Company is in Phase III and Phase IV of the Year 2000 project overall. As testing and remediation progress, the inventory and test plans are refined. Approximately 94% of the IT critical business components are considered compliant and 74% of the non-critical business components are compliant. Overall, 84% of all identified IT system business components are deemed Y2K compliant as of August 2, 1999 with work to remediate the remaining 16% continuing.

     Functional testing of individual components of the Company's business critical applications has been completed. Fully integrated tests of these individual components will continue with completion targeted in September 1999. Both the on-line and batch portions of the DCS software system (the Company's system performing the primary business functions of sales order entry, billing, purchasing, distribution and inventory control) have been determined to be compliant for the following dates: January 1, February 29 and December 31, 2000. User acceptance testing for all portions of the DCS system began as scheduled in June 1999 with expected completion October 1999.

     The Company retained the services of external consultants to perform an independent code inspection of the DCS application. This inspection will further validate the automated scanning, visual inspection, corrective action and testing performed by the Company's employees and outside consultants.

     The Company is addressing the Y2K compliance of the Company's desktop hardware and software by acceleration of a previously planned desktop technology refresh. Systems that are not Y2K compliant are in the process of being replaced. The technology refresh remains on target to complete in October 1999.

     IT Systems - Europe and the Middle East -- The Company's subsidiaries located in Europe and the Middle East are currently completing Phase III and Phase IV tasks of the Year 2000 project. As of July 31, 1999, approximately 92.7% of the identified critical business components of all countries have been determined to be Y2K compliant. Each country is separately reporting on its progress, with central coordination and management provided by the Y2K compliance project team.

     For the subsidiaries of Computer 2000 ("C2000"), country locations are divided into two core areas: those using the SAP R/2 system (the Company's system performing the primary business functions of sales, order entry, billing, purchasing, distribution and inventory control) and those that use other systems to provide these business processes. The majority of the countries use the SAP R/2 system. The version of SAP R/2 in use by C2000, has received certification from TUV, a German governmental independent testing authority, that it is Y2K compliant. C2000 continues to test these elements and the custom modifications it has to the system, with completion of this testing on target for September 30, 1999. This testing incorporates related subsystems and key client/server and desktop systems.

     The countries that had been using non SAP R/2 systems have converted to SAP R/2 or have upgraded to a compliant system. In France, the operations of the Tech Data subsidiary and the C2000 subsidiary have been consolidated. The current line of business application, which is not Y2K compliant, is scheduled to be replaced with a Y2K compliant application during the first week of October 1999.

     Non-IT systems -- The non-IT systems (devices which store and report date-related information, such as access control systems, elevators, conveyors and other items containing a microprocessor or internal clock) are utilizing the phased plan approach for the IT systems. Phase I inventory and prioritization has been completed for non-IT systems in the U.S. and in connection with the Company's acquisition of Computer 2000, is currently being conducted in the Company's worldwide locations. Phase II analysis is substantially complete. Phases III and IV will continue through October 1999. The Company currently plans to complete the Y2K compliance program for all material non-IT systems by the end of October 1999.

     Material Third Parties -- The Company relies on third party suppliers for many systems, products and services. The Company will be adversely affected if these third parties are not Y2K compliant. The Company continues to solicit, receive and review responses to surveys sent to those third parties determined to be material to the operations of the Company to determine their Y2K readiness. For those critical third parties that fail to respond to the Company's survey, the Company is pursuing alternative means of obtaining Y2K readiness information and is conducting reviews of publicly available information published by such third parties.

     Product Liability -- The Company does not make any representations or warranties that the products it distributes are or will be Y2K-ready or compliant. In certain countries where the Company or its subsidiaries distribute products, the Company may have an obligation to accept returns of products, which fail because the product is not Y2K ready. In most cases, these returns may be passed on to the manufacturer. In those countries where product return obligations may exist, the Company plans to carefully review manufacturer representations regarding products that are sold in material volumes by the Company or its subsidiaries.

Cost of Project

     The Company has incurred approximately $5.3 million through July 31, 1999 on the Y2K compliance effort, excluding compensation and benefit costs for associates who do not work full-time on the Y2K project and costs of systems upgrades that would have normally been made on a similar timetable. Based on the analyses and modifications completed to date, the Company believes the costs will be approximately $11.4 million.

Contingency Planning and Risks

     The Company created a Year 2000 Steering Committee to coordinate its overall internal readiness and contingency planning efforts. The Committee is composed of representatives from the major divisions within the Company and is chaired by the Year 2000 Project Sponsor to ensure timely and consistent contingency planning by all of the Company's divisions by October, 1999. The Committee's plan will address pre-millennium rollover preparation, detailed millennium rollover plan and post millennium activities for its IT and non-IT components. Specific contingency plans have been developed for several critical applications and such specific plans will continue to be developed on an ongoing basis. The European and Middle Eastern operations have completed a plan for validation of the functionality of the operating systems according to predefined criteria.

     While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no survey response or an inadequate survey response is received. The Company's contingency plan will address alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Y2K ready to the extent it is possible. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's operations and therefore, could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of any products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties and the limitation of liability contained in its sales and terms and conditions.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries on this date. The euro now trades on currency exchanges and is available for non-cash transactions. The participants will now issue sovereign debt exclusively in euro and have redenominated all outstanding sovereign debt. Following this introduction period, the participating members' legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies; instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

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

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 1999 Annual Meeting of Shareholders held June 22, 1999, the shareholders approved the following item:

     1. The election of three directors, Maximilian Ardelt, Jeffery P. Howells and David M. Upton terms to expire in 2002.

        The vote upon such proposal was 43,312,892 in favor, 106,964 against.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

               EXHIBIT
                 NO.           DESCRIPTION
                -----          -----------
                10-YY          Second Amended and Restated Transfer and
                               Administration Agreement dated February 10, 1999.

                27             Financial Data Schedule

        (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

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

                                                TECH DATA CORPORATION
                                                ---------------------
                                                       (Registrant)



SIGNATURE                 TITLE                             DATE
---------                 -----                             ----
/s/ STEVEN A. RAYMUND     Chairman of the Board of           September 14, 1999
---------------------      Directors and Chief
Steven A. Raymund          Executive Officer

/s/ JEFFERY P. HOWELLS    Executive Vice President           September 14, 1999
----------------------     and Chief Financial Officer
Jeffery P. Howells         (principal financial officer);
                            Director

/s/ JOSEPH B. TREPANI     Senior Vice President and          September 14, 1999
---------------------      Corporate Controller (principal
Joseph B. Trepani          accounting officer)


/s/ ARTHUR W. SINGLETON   Vice President, Treasurer and      September 14, 1999
-----------------------     Secretary
Arthur W. Singleton

                                 EXHIBIT INDEX
EXHIBIT
NO.            DESCRIPTION
--------       -----------

10-YY          Second Amended and Restated Transfer and
               Administration Agreement dated February 10, 1999.

27             Financial Data Schedule