Form 10-Q
period 1999-10-31
TECH DATA CORP
filed 1999-12-15
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended OCTOBER 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625

                              TECH DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                     NO. 59-1578329
-------------------------------------                    -------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                        Identification No.)

5350 TECH DATA DRIVE, CLEARWATER, FLORIDA                       33760
-----------------------------------------                    ----------
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

                              Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AT
                  CLASS                            DECEMBER 10, 1999
-----------------------------------------          -----------------
Common stock, par value $.0015 per share              52,141,585

                     TECH DATA CORPORATION AND SUBSIDIARIES

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 1999

                                      INDEX


PART I.        FINANCIAL INFORMATION                                        PAGE
                                                                            ----
               Item 1.   Financial Statements

                         Consolidated Balance Sheet as of
                              October 31, 1999 (unaudited) and
                              January 31, 1999                                 3

                         Consolidated Statement of Income
                              (unaudited) for the three and nine
                              months ended October 31, 1999 and 1998           4

                         Consolidated Statement of Cash Flows
                              (unaudited) for the nine months
                              ended October 31, 1999 and 1998                  5

                         Notes to Consolidated Financial Statements
                              (unaudited)                                    6-9

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations   10-16


               Item 3.   Quantitative and Qualitative Disclosures
                           about Market Risk                                  16

PART II.       OTHER INFORMATION

               Items 1-5 All items required in Part II have been previously filed, have been included in Part I of this report, or are not
               applicable for the quarter ended October 31, 1999.             17

               Item 6. Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                                    18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                        OCTOBER 31,      JANUARY 31,
                                                           1999             1999
                                                       ------------      ----------
ASSETS                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                            $     4,210       $    8,615
  Accounts receivable, less allowance for                1,872,185        1,796,045
    doubtful accounts of $62,783 and $60,521
  Inventories                                            1,448,283        1,369,351
  Prepaid and other assets                                 163,703          113,952
                                                       -----------       ----------
    Total current assets                                 3,488,381        3,287,963
Property and equipment, net                                146,053          126,537
Excess of cost over acquired net assets, net               337,195          345,326
Other assets, net                                           73,967           85,161
                                                       -----------       ----------

                                                       $ 4,045,596       $3,844,987
                                                       ===========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                               $   731,056       $  817,870
  Accounts payable                                       1,664,278        1,503,866
  Accrued expenses                                         315,729          241,170
                                                       -----------       ----------
     Total current liabilities                           2,711,063        2,562,906
Long-term debt                                             308,405          308,521
                                                       -----------       ----------
                                                         3,019,468        2,871,427
                                                       -----------       ----------
Minority interest                                            1,065            6,269
                                                       -----------       ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5                5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 52,131,890
    and 51,098,442 issued and outstanding                       78               77
  Additional paid-in capital                               528,488          505,385
  Retained earnings                                        519,164          428,720
  Accumulated other comprehensive income                   (22,672)          33,104
                                                       -----------       ----------
     Total shareholders' equity                          1,025,063          967,291
                                                       -----------       ----------
                                                       $ 4,045,596       $3,844,987
                                                       ===========       ==========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        OCTOBER 31,                 OCTOBER 31,
                                              ---------------------------- --------------------------
                                                  1999           1998          1999          1998
                                              ------------   ------------  ------------  ------------
Net sales                                     $ 4,310,072    $ 3,278,401   $12,212,195   $ 7,676,028
Cost and expenses:
  Cost of products sold                         4,078,719      3,065,306    11,533,116     7,178,418
  Selling, general and
    administrative expenses                       163,040        143,892       481,623       333,314
                                              -----------    -----------   -----------   -----------
                                                4,241,759      3,209,198    12,014,739     7,511,732
                                              -----------    -----------   -----------   -----------

Operating income                                   68,313         69,203       197,456       164,296
Interest expense                                   17,024         14,422        49,564        28,765
Net foreign currency exchange
  (gain) loss                                        (418)          --           4,745          --
Gain on sale of Macrotron AG                         --             --            --          12,500
                                              -----------    -----------   -----------   -----------
Income before income taxes                         51,707         54,781       143,147       148,031
Provision for income taxes                         18,614         20,088        52,396        54,977
                                              -----------    -----------   -----------   -----------
Income before minority interest                    33,093         34,693        90,751        93,054
Minority interest                                      89            605           307           582
                                              -----------    -----------   -----------   -----------
Net income                                    $    33,004    $    34,088   $    90,444   $    92,472
                                              ===========    ===========   ===========   ===========
Net income per common share:
  Basic                                       $       .63    $       .67   $      1.75   $      1.88
                                              ===========    ===========   ===========   ===========
  Diluted                                     $       .60    $       .63   $      1.67   $      1.79
                                              ===========    ===========   ===========   ===========
Weighted average common shares outstanding:
  Basic                                            52,048         50,911        51,537        49,276
                                              ===========    ===========   ===========   ===========
  Diluted                                          58,977         57,997        58,466        52,927
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                      NINE MONTHS ENDED
                                                                         OCTOBER 31,
                                                              -------------------------------
                                                                  1999              1998
                                                              -------------    --------------
Cash flows from operating activities:
  Cash received from customers                                $ 12,151,157       $ 7,528,870
  Cash paid to suppliers and employees                         (11,875,721)       (7,070,188)
  Interest paid                                                    (50,073)          (22,789)
  Income taxes paid                                                (42,112)          (45,612)
                                                              ------------       -----------
    Net cash provided by operating activities                      183,251           390,281
                                                              ------------       -----------
Cash flows from investing activities:
  Sale of Macrotron AG                                                --             227,843
  Acquisition of businesses, net of cash acquired                  (42,927)          (90,430)
  Capital expenditures                                             (49,894)          (43,760)
                                                              ------------       -----------
     Net cash (used in) provided by investing activities           (92,821)           93,653
                                                              ------------       -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                            23,104            16,716
  Net repayments under revolving credit loan                      (117,814)         (501,865)
  Principal payments on long-term debt                                (125)             (159)
                                                              ------------       -----------
    Net cash used in financing activities                          (94,835)         (485,308)
                                                              ------------       -----------
Net  decrease in cash and cash equivalents                          (4,405)           (1,374)
Cash and cash equivalents at beginning of period                     8,615             2,749
                                                              ------------       -----------
Cash and cash equivalents at end of period                    $      4,210       $     1,375
                                                              ============       ===========
Reconciliation of net income to net cash provided by
  operating activities:
Net income                                                    $     90,444       $    92,472
                                                              ------------       -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   42,736            28,491
    Provision for losses on accounts receivable                     30,898            23,316
    Gain on sale of Macrotron AG                                      --             (12,500)
    (Increase) decrease in assets:
      Accounts receivable                                          (61,038)         (147,158)
      Inventories                                                  (50,932)          255,438
      Prepaid and other assets                                     (71,837)          134,926
    Increase (decrease) in liabilities:
      Accounts payable                                             132,412           153,449
      Accrued expenses                                              70,568          (138,153)
                                                              ------------       -----------
        Total adjustments                                           92,807           297,809
                                                              ------------       -----------
 Net cash provided by operating activities                    $    183,251       $   390,281
                                                              ============       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries (the "Company" or "Tech Data") as of October 31, 1999 and the results of their operations for the three and nine months ended October 31, 1999 and 1998 and their cash flows for the nine months ended October 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2000.

NOTE 2 - ACQUISITION OF BUSINESSES:

ACQUISITION OF GLOBELLE CORPORATION

         On May 21, 1999, Tech Data Canada, a wholly-owned subsidiary of the Company, through an initial tender offer, acquired approximately 11.6 million common shares, or 80.4% of the outstanding common shares of Globelle Corporation ("Globelle"), a mass storage and components distributor based in Canada.

         The initial tender offer, at Cdn $2.50 per share (US$1.70 per share), was completed through an exchange of approximately Cdn $29.0 million in cash. Through a subsequent tender offer period ending on June 2, 1999, the Company increased its ownership to 11.8 million common shares, or 81.6%, for a total price of Cdn $29.5 million (US$20.3 million). The remaining Globelle common shareholders, under the terms of the merger agreement, received one redeemable retractable preferred share of Tech Data Canada for each Globelle common share held. The preferred shares were redeemed in full by Tech Data Canada on October 8, 1999, resulting in 100% ownership of Globelle for total cash consideration of approximately Cdn $37.0 million (US$25.0 million).

         The acquisition of Globelle was accounted for under the purchase method. The preliminary purchase price allocation has resulted in approximately US$13 million in excess cost over the net fair market value of tangible assets acquired as of October 31, 1999, to be amortized over a period of 20 years.
Pro forma financial information related to the Globelle acquisition has not been presented since the acquisition was not material to the Company's financial position or results of operations.

ACQUISITION OF COMPUTER 2000 AG

         In July 1998, the Company acquired 80% of the outstanding voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading electronics distributor. In connection with the acquisition (accounted for under the purchase method), the Company is subject to additional contingent purchase price payments. The Company is presently negotiating the resolution of this contingency and believes the ultimate settlement will not exceed $21 million. Any payments made related to this contingency will increase the purchase price of Computer 2000 and result in the recognition of additional goodwill. During the nine months ended October 31, 1999 the Company has acquired additional shares of Computer 2000 common stock, which, including other cash payments, has resulted in additional consideration of approximately $18 million. As of October 31, 1999, the Company owns 99.6% of the outstanding shares of common stock of Computer 2000.

NON-CASH TRANSACTIONS

         The Company issued $300,000,000 convertible subordinated notes and approximately 2,200,000 shares of common stock in conjunction with its acquisition of Computer 2000 in July 1998.

NOTE 3 - NET INCOME PER COMMON SHARE:

         Basic Earnings per Share ("Basic EPS") excludes from the calculation of earnings per share the potential for dilution of earnings by certain common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur assuming conversion of certain common stock equivalents such as the Company's convertible subordinated notes, as well as exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

                                               THREE MONTHS ENDED            THREE MONTHS ENDED
                                                OCTOBER 31, 1999              OCTOBER 31, 1998
                                        ------------------------------- -----------------------------
                                                   WEIGHTED     PER              WEIGHTED     PER
                                          NET      AVERAGE     SHARE      NET     AVERAGE    SHARE
                                         INCOME     SHARES     AMOUNT    INCOME   SHARES     AMOUNT
                                        --------   ---------  --------- --------  -------   ---------
                                                  (In thousands, except per share amounts)
Net income per common share - basic     $33,004    52,048     $ .63     $34,088    50,911     $ .67
                                                              =====                           =====
Effect of dilutive securities:
  Stock options                                     1,596                           1,753
  5% convertible subordinated notes       2,363     5,333                 2,363     5,333
                                        -------   -------               -------    ------
Net income per common share - diluted   $35,367    58,977     $ .60     $36,451    57,997     $ .63
                                        =======   =======     =====     =======    ======     =====


                                                NINE MONTHS ENDED             NINE MONTHS ENDED
                                                OCTOBER 31, 1999               OCTOBER 31, 1998
                                        ------------------------------- -----------------------------
                                                   WEIGHTED     PER                WEIGHTED      PER
                                          NET       AVERAGE    SHARE      NET       AVERAGE     SHARE
                                         INCOME      SHARES    AMOUNT    INCOME      SHARES     AMOUNT
                                        --------  ----------- --------- --------  -----------  -----
                                                   (In thousands, except per share amounts)
Net income per common share - basic      $90,444     51,537     $1.75   $92,472     49,276     $1.88
                                                                =====                          =====
Effect of dilutive securities:
  Stock options                                       1,596                          1,873
  5% convertible subordinated notes        7,088      5,333                2,363     1,778
                                         -------     ------              -------    ------
Net income per common share - diluted    $97,532     58,466     $1.67    $94,835    52,927     $1.79
                                         =======     ======     =====    =======    ======     =====


At October 31, 1999 and 1998, there were 1,737,000 and 134,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4 - COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the net cumulative translation adjustment. Comprehensive income for the three months ended October 31, 1999 and 1998 was $52.4 million and $54.5 million, respectively, and $34.7 million and $110.9 million, for the nine months ended October 31, 1999 and 1998, respectively.

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

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Based on geographic location, the Company has three principal segments. These geographical segments are 1) the United States, 2) Europe (including the Middle
East) and 3) Other International areas (Canada, Brazil, Argentina, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is operating income.

         Financial information by geographic segment is as follows (in thousands):

                                                                       OTHER
                                         UNITED STATES    EUROPE    INTERNATIONAL      TOTAL
                                         -------------    ------    -------------      -----
THREE MONTHS ENDED OCTOBER 31, 1999

Net sales to unaffiliated customers        $2,317,315   $1,703,179   $   289,578    $ 4,310,072
                                           ==========   ==========   ===========    ===========
Operating income                           $   48,709   $   16,222   $     3,382    $    68,313
                                           ==========   ==========   ===========    ===========
Identifiable assets                        $1,926,160   $1,842,100   $   277,336    $ 4,045,596
                                           ==========   ===========  ===========    ===========
THREE MONTHS ENDED OCTOBER 31, 1998

Net sales to unaffiliated customers        $1,609,444   $1,488,434   $   180,523    $ 3,278,401
                                           ==========   ==========   ===========    ===========
Operating income (loss)                    $   44,597   $   26,712   $    (2,106)   $    69,203
                                           ==========   ==========   ===========    ===========
Identifiable assets                        $1,462,262   $1,603,933   $   139,973    $ 3,206,168
                                           ==========   ==========   ===========    ===========


                                                                            OTHER
                                           UNITED STATES      EUROPE     INTERNATIONAL     TOTAL
                                           -------------      ------     -------------     -----
NINE MONTHS ENDED OCTOBER 31, 1999

Net sales to unaffiliated customers         $  6,146,174   $  5,331,535   $   734,486   $12,212,195
                                            ============   ============   ===========   ===========
Operating income                            $    122,144   $     69,095   $     6,217   $   197,456
                                            ============   ============   ===========   ===========
Identifiable assets                         $  1,926,160   $  1,842,100   $   277,336   $ 4,045,596
                                            ============   ============   ===========   ===========
NINE MONTHS ENDED OCTOBER 31, 1998

Net sales to unaffiliated customers         $  4,733,105   $  2,493,761   $   449,162   $ 7,676,028
                                            ============   ============    ==========   ===========
Operating income                            $    122,619   $     39,945   $     1,732   $   164,296
                                            ============   ============   ===========   ===========
Identifiable assets                         $  1,462,262   $  1,603,933   $   139,973   $ 3,206,168
                                            ============   ============   ===========   ===========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Three Months Ended October 31, 1999 and 1998

         Net sales increased 31.5% to $4.31 billion in the third quarter of fiscal 2000 compared to $3.28 billion in the third quarter last year. This increase is attributable to growth in the Company's U.S. business through the addition of new customers and gains in market share as well as the addition of new product lines and the expansion of existing product lines in all geographies. The Company's third quarter U.S., Europe and other international sales grew 44.0%, 14.4%, and 60.4%, respectively, compared to the third quarter of last year. Total international sales represented approximately 46% of fiscal 2000 third quarter net sales compared to 51% for the third quarter of fiscal 1999.

         The cost of products sold as a percentage of net sales was 94.6% in the third quarter of fiscal 2000, compared to 93.5% in the prior year. This increase is a result of competitive market conditions, primarily in the Company's U.S. and European operations, and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers. Additionally contributing to this increase is the Company's increased participation in customer outsourcing activities in the U.S. which provide lower gross profit margins, while, because of cost efficiencies in these activities, maintain consistent operating margins.

         Selling, general and administrative expenses increased 13.3% to $163.0 million in the third quarter of fiscal 2000 compared to $143.9 million last year and as a percentage of net sales decreased to 3.78%, compared to 4.39% in the third quarter last year. The dollar value increase in selling, general and administrative expenses is attributable to increases in headcount and other expenses needed to support the increased volume of business.

         As a result of the factors described above, operating income decreased to $68.3 million in the third quarter of fiscal 2000, compared to $69.2 million, for the third quarter last year and as a percentage of net sales, decreased to 1.6% from 2.1%, respectively.

         Interest expense increased in the third quarter of fiscal 2000 due to an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures.

         The provision for income taxes decreased 7.3% to $18.6 million in the third quarter of fiscal 2000 compared to $20.1 million in the comparable quarter last year. This decrease is attributable to a decrease in the Company's income before income taxes. The Company's average income tax rate declined to 36.0% in the third quarter this year compared with 36.7% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income decreased 3.2% to $33.0 million, or $.60 per diluted share, in the third quarter of fiscal 2000 compared to $34.1 million, or $.63 per diluted share, in the prior year comparable quarter.

NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

         Net sales increased 59.1% to $12.2 billion in the first nine months of fiscal 2000 compared to $7.7 billion in the same period last year. Net income for the nine month period this year was $90.4 million, or $1.67 per diluted share, up 6.6% from the $84.8 million, or $1.64 per diluted share, in the same period last year, excluding the $12.5 million pre tax gain on the sale of its former Munich-based subsidiary Macrotron AG.

         (The underlying reasons for the fluctuations in the results of operations for the nine months ended October 31, 1999 compared with the prior year primarily relate to the inclusion of nine months of operations for Computer 2000 in the current year, whereas the prior year nine month period included six months of operations for Macrotron AG which was sold on July 1, 1998, and included only three months of operations for the larger Computer 2000 operation, which was acquired on July 1, 1998. Excluding the impact of the acquisition of Computer 2000 and the disposition of Macrotron AG, the underlying reasons for the fluctuations in the results of operations are substantially the same as in the comparative quarterly discussion above and, therefore, will not be repeated here).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $183.3 million during the first nine months of fiscal 2000 was primarily attributable to net income of $90.4 million combined with non-cash charges for depreciation, amortization and provisions for losses on accounts receivable.

         Net cash used in investing activities of $92.8 million during the first nine months of fiscal 2000 was attributable to the Company's continuing investment of $49.9 million related to the expansion of the Company's management information systems, office facilities and its distribution centers combined with the use of $18.0 million related to the acquisition of additional shares of Computer 2000 and approximately $25.0 million in the acquisition of Globelle (see Note 2 of Notes to Consolidated Financial Statements). The Company expects to make capital expenditures of approximately $75 - $100 million during fiscal 2000 to further expand its management information systems, office facilities and distribution centers.

         Net cash used in financing activities of $94.8 million during the first nine months of fiscal 2000 reflects the net repayments under the Company's revolving credit loans of $117.8 million partially offset by proceeds from stock option exercises (including the related income tax benefit) of $23.1 million.

         As of October 31, 1999, the Company maintained domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.35 billion (subsequently increased to $1.5 billion in November 1999 including local country credit lines), of which $731 million was outstanding at that date. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 2001.

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

Description of Areas of Impact and Risk

         The Company identified four areas where the Y2K problem creates risk to the Company. These areas are: a) internal Information Technology ("IT") systems;
b) non-IT systems with embedded chip technology; c) system capabilities of third party businesses with relationships with the Company, including product suppliers, customers, service providers (such as telephone, power, logistics, financial services) and other businesses whose failure to be Y2K compliant could have a material adverse effect on the Company's business, financial condition or results of operations; and d) product liability claims arising out of the non-performance of computer products distributed by the Company.

Plan to Address Year 2000 Compliance

         In August 1997, the Company formed a Year 2000 compliance project team and began developing an overall plan to address Y2K readiness issues. This plan included five phases as follows: Phase I created an inventory of the Company's
IT systems, non-IT systems and service providers (each of these being referred to as "business components") to be analyzed for Y2K compliance. During Phase I, priorities were established so that the Company addressed the most important business components to determine Y2K readiness. In Phase II identified business components were analyzed to determine which components in the inventory required additional effort to be Y2K compliant. Phase III addressed the repair, modification or replacement of business components that were not Y2K compliant ("remediation"). Phase IV consisted of various types of tests to confirm that the remediation process resulted in the business components being Y2K compliant. In Phase V contingency plans were developed to address potential risks that may be experienced due to Y2K related issues.

State of Readiness

         IT Systems - U.S., Canada and Latin America - The Company substantially completed Phase I through Phase V of the Year 2000 compliance project. Approximately 99% of the IT business components are deemed Y2K compliant with work to remediate the remaining 1% continuing.

         Functional testing of individual components of the Company's business critical applications is complete. Both the on-line and batch portions of the DCS software system (the Company's system performing the primary business functions of sales order entry, billing, purchasing, distribution and inventory control) is determined to be compliant for the following dates: January 1, February 29, December 31, 2000. User acceptance testing for all portions of the DCS system, EDI and other critical application systems is complete.

         The Company retained the services of external consultants to perform an independent code inspection of the DCS application. This inspection provided further validation of the effectiveness of the automated scanning, visual inspection, corrective action and testing performed by the Company's employees and outside consultants.

         The Company addressed the Y2K compliance of the Company's desktop hardware and software by accelerating a previously planned desktop technology refresh. Systems that were not Y2K compliant were replaced. The technology refresh is substantially complete with a few remaining non critical desktops to be upgraded prior to end of December.

         IT Systems - Europe and the Middle East - The Company's subsidiaries located in Europe and the Middle East have substantially completed Phase I through IV of the Year 2000 compliance project. As of October 30th, 1999 approximately 99.1% of all identified business critical components have been determined to be Y2K compliant. Validation plans for December 31st and January 1st have been published and approved. Each country continues to report separately on its progress, with central coordination and management provided by the Y2K compliance project team.

         For the subsidiaries of Computer 2000 ("C2000"), country locations are divided into two core areas: those using the SAP R/2 system (the Company's system performing the primary business functions of sales, order entry, billing, purchasing, distribution and inventory control) and those that use other systems to provide these business processes. The majority of the countries use the SAP R/2 system. The version of SAP R/2 in use by C2000, has received certification from TUV, a German governmental independent testing authority, that it is Y2K compliant. C2000 has completed testing of these elements and custom modifications it has made to the system. This testing included related subsystems and key client/server and desktop systems.

         The countries that had been using non-SAP R/2 systems have converted to SAP R/2 or have upgraded to a compliant system.

         Non-IT systems -- The non-IT systems generally refer to devices which store and report date-related information, such as access control systems, elevators, conveyors and other items containing a microprocessor or internal clock. For non-IT systems, Phase I, II, III and IV are substantially complete and contingency plans are in place to address potential risk areas. The Company will continue to refine the contingency plans through the remainder of the year.

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

Cost of Project

         The Company has incurred approximately $9.1 million through October 31, 1999 on the Y2K compliance effort, excluding compensation and benefit costs for associates who do not work full-time on the Y2K project and costs of systems upgrades that would have normally been made on a similar timetable. Based on the analyses and modifications completed to date, the Company believes the total cost will be approximately $11.5 million.

Contingency Planning and Risks

         The Company created a Year 2000 Steering Committee to coordinate its overall internal readiness and contingency planning efforts. The Committee, composed of representatives from the major divisions within the Company, completed the contingency plan and will continue to refine that plan through the remainder of the year. The Committee's plan addresses pre-millennium rollover preparation, the detailed millennium rollover plan and post millennium activities for its IT and non-IT components. Specific contingency plans are in place for critical applications and will continue to be refined on an ongoing basis. The European and Middle Eastern operations have completed a plan for validation of the functionality of the operating systems according to predefined criteria. Key staff members will be on-site throughout the millennium rollover weekend to monitor systems and expedite issue resolution should any issues arise.

Some of the Company's subsidiaries will close for business on those dates in order to implement specific contingency plans.

While the Company believes that its approach to Y2K readiness is sound, it is possible that some business components are not identified in the inventory, or that the scanning or testing process does not result in analysis and remediation of all source code. The Company will assume a third party is not Y2K ready if no survey response or an inadequate survey response is received. The Company's contingency plan addresses alternative providers and processes to deal with business interruptions that may be caused by internal system or third party providers failure to be Y2K ready to the extent it is possible. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's operations and therefore, could materially and adversely affect the Company's results of operations, liquidity and financial condition. In addition, the Company's operating results could be materially adversely affected if it were to be held responsible for the failure of any products sold by the Company to be Y2K ready despite the Company's disclaimer of product warranties and the limitation of liability contained in its sales and terms and conditions.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 NO.                   DESCRIPTION
                 ---                   -----------
                 27            Financial Data Schedule

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999.

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


                                        TECH DATA CORPORATION
                                        ---------------------
                                            (Registrant)


SIGNATURE                           TITLE                     DATE
---------                           -----                     ----

/s/ STEVEN A. RAYMUND      Chairman of the Board of           December 15, 1999
------------------------    Directors and Chief
Steven A. Raymund           Executive Officer

/s/ JEFFERY P. HOWELLS     Executive Vice President           December 15, 1999
------------------------    and Chief Financial Officer;
Jeffery P. Howells          (principal financial officer);
                            Director

/s/ JOSEPH B. TREPANI      Senior Vice President and          December 15, 1999
------------------------     Corporate Controller (principal
Joseph B. Trepani            accounting officer)

/s/ ARTHUR W. SINGLETON    Vice President, Treasurer and      December 15, 1999
------------------------     Secretary
Arthur W. Singleton