Form 10-K405
period 2000-01-31
TECH DATA CORP
filed 2000-05-01
CIK 790703

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

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
             (Exact name of registrant as specified in its charter)

                 ---------------------------------------------


                FLORIDA                                      NO. 59-1578329
   ---------------------------------                      ----------------------
     (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or organization)                      Identification Number)


  5350 TECH DATA DRIVE, CLEARWATER, FL                             33760
----------------------------------------                         ----------
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

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 2000: $2,063,000,000

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                            OUTSTANDING AT APRIL 28, 2000
                  -----                            ----------------------------
Common stock, par value $.0015 per share                   52,945,898

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on June 20, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Tech Data Corporation ("Tech Data" or the "Company") was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. In 1984, the Company began marketing certain of its products to the newly emerging market of microcomputer dealers, broadened its product line to include hardware products, and withdrew entirely from end-user sales completing its transition to a wholesale distributor. The Company has since continually expanded its product lines, customer base and geographical presence.

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

         To complement its Miami-based Latin American export business, the Company opened a 33,000 square-foot sales office and distribution center near Sao Paulo, Brazil in February 1997.

         Tech Data expanded its European presence by acquiring a controlling interest in Macrotron AG ("Macrotron"), a leading publicly-held distributor of personal computer products based in Munich, Germany, on July 1, 1997. Macrotron's product line included such leading vendors as 3Com, Canon, Compaq, Corel, Epson, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba. (See
Note 2 of Notes to Consolidated Financial Statements.)

         Approximately one year later, in July 1998, Tech Data completed the acquisition of 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor (see Note 2 of Notes to Consolidated Financial Statements). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data's presence into over 30 countries worldwide. As a result of this initial purchase, subsequent tender offer, open market purchases and private purchase transactions, the Company, in effect, currently owns approximately 99.8% of Computer 2000's outstanding stock. Computer 2000's product line includes such leading vendors as Apple, Cisco, Compaq, Epson, Hewlett-Packard, IBM, Intel, Microsoft, 3Com, and Toshiba.

         With technology reseller customers in Germany, Switzerland and Austria, Computer 2000 had significant market overlap with Macrotron. As a result of this overlap, as well as the challenge of integrating two large competitors in the Germanic market, Tech Data chose to sell its controlling interest in Macrotron effective on July 1, 1998. Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale and recorded a $15.7 million pre-tax gain on the transaction (see Note 2 of Notes to Consolidated Financial Statements).

         In May 1999, the Company acquired Globelle Corporation, a leading publicly-held Canadian distributor, which nearly doubled the Company's Canadian business, adding additional critical mass and a complementary product and geographic focus (see Note 2 of Notes to Consolidated Financial Statements).

         Tech Data is a leading provider of IT products, logistics management and other value-added services, and is the second largest based on worldwide sales. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company and its subsidiaries distribute to more than 70 countries and serve over 100,000 resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East. The Company's broad assortment of vendors and products meets the customers' need for a cost effective link to those vendors' products offered through a single source.

         The Company provides its customers with leading products including systems, peripherals, networking and software, which accounted for 27%, 44%, 15% and 14%, respectively, of sales in fiscal 2000. The Company offers products from manufacturers and publishers such as Apple, Cisco, Compaq, Computer Associates, Creative Labs, Epson, Hewlett-Packard, IBM, Intel, Iomega, Microsoft, Northern Telecom, Novell, Okidata, Quantum, Seagate, Sony, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital. The Company generally ships products the same day the orders are received from regionally located distribution centers. The customers are provided with a high-level of service through the Company's pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product configuration services and electronic data interchange ("EDI") services), customized shipping documents and flexible financing programs.

INDUSTRY

         The wholesale distribution model, like that provided by the Company, has proven to be well-suited for both manufacturers and publishers of microcomputer products ("vendors") and resellers of those products. The large number and diversity of resellers makes it cost efficient for vendors to rely on wholesale distributors which can leverage distribution costs across multiple vendors who outsource a portion of their distribution, credit, marketing and support services. Similarly, due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships. Instead, they rely on wholesale distributors, such as Tech Data, which can leverage purchasing costs across multiple vendors to satisfy a significant portion of their product procurement, delivery, financing, marketing and technical support needs.

         The Company believes that the rates of growth of the wholesale distribution segment of the microcomputer industry and the Company continue to outpace that of the microcomputer industry as a whole for the following reasons. First, as a result of the use of open systems and off-the-shelf components, hardware and software products are increasingly viewed as commodities. The resulting price competition coupled with rising selling costs and shorter product life cycles make it difficult for manufacturers and publishers to efficiently sell directly to resellers or end-users and has prompted them to rely on more cost-efficient methods of distribution. Second, resellers are increasingly relying on wholesale distributors such as Tech Data for product availability and flexible financing alternatives rather than stocking large inventories themselves and maintaining credit lines to finance working capital needs. In addition, consolidation in the wholesale distribution industry continues as economies of scale and access to financial resources become more critical. Larger distributors, like the Company, that have been able to utilize economies of scale to lower costs and pass on the savings to its customers in the form of reduced prices have continued to take market share.

         A number of emerging industry trends are providing new opportunities and challenges for Tech Data. The advent of the direct sales model for system products and other industry developments has led many manufacturers and distributors to reevaluate their business models. Leading systems manufacturers are introducing new policies, processes, terms and conditions as part of their overall effort to reduce costs and improve efficiency. Some manufacturers are moving toward "build-to-order" business models instead of the traditional "build-to-forecast" approach that requires forecasting market demand and manufacturing a broad range of systems based on these projections. The success of this new model will be driven by the extent to which reseller and manufacturer partners embrace the model and choose to make changes to their traditional ways of doing business.

         As resellers continue to seek ways to reduce costs and improve efficiencies, distributors are responding with a variety of new value-added services. Tech Data's ability to provide a "virtual warehouse" of products for resellers means that they no longer need to hold inventory. Configuration and assembly services can be employed to customize systems. By the fourth quarter of fiscal 2000, approximately 58% of the Company's U.S. sales orders were drop-shipped directly to an end-user on behalf of a reseller. The majority of these orders were fulfilled using the Company's Private Label Delivery service which provides for customized packaging with reseller logos and marketing messages. The emergence of the Internet, and consequently Internet resellers, has created one of the industry's fastest-growing business segments. Through its comprehensive service offerings, the Company provides its reseller and vendor partners with a variety of outsourced distribution and logistics services.

         The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the World Wide Web, has had and is expected to continue to have a significant impact on the cost efficiency of the wholesale distribution industry. Distributors, such as Tech Data, with the financial and technical resources to develop, implement and operate state-of-the-art management information systems have been able to reduce both their customers' and their own transaction costs through more efficient purchasing and lower selling and delivery costs.

         In summary, microcomputer distribution is experiencing rapid growth and consolidation, creating an environment in which market share gains and the resulting cost efficiencies are critical.

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

         To maintain and enhance its leadership position in wholesale distribution, the Company's business strategy includes the following main elements:

          MAINTAIN LOW COST AND EFFICIENT OPERATIONS. The Company has pursued a strategy of profitable revenue growth by providing its customers with the benefit of operating efficiencies achieved through centralized management and control, stringent cost controls and automation. The Company strictly controls selling, general and administrative expenses; utilizes its highly automated order placement and processing systems to efficiently manage inventory and shipments and to reduce transaction costs; and realizes economies of scale in product purchasing, financing and working capital management. The Company has been successful in reducing selling, general and administrative expenses as a percentage of net sales from 5.31% for the fiscal year ended January 31, 1996 to 3.89% for the fiscal year ended January 31, 2000.

          LEVERAGE MANAGEMENT INFORMATION SYSTEMS. In order to maintain and improve its operating efficiencies and services to its resellers, the Company continues to make investments in its state-of-the-art computer information systems. These systems provide the Company operating efficiencies and allow the Company to offer additional services such as the expansion of its electronic commerce capabilities, including electronic data interchange and order entry over the Company's World Wide Web site. Electronic commerce generates cost savings and operational efficiencies for Tech Data and its customers. By the fourth quarter of fiscal 2000, approximately 34% of the Company's U.S. sales dollar volume and approximately 60% of U.S. order lines were generated electronically over the Company's website and other links such as EDI. The Company believes that growth in its electronic commerce capabilities will provide incremental economies of scale and may further reduce transaction costs.

          OFFER A BROAD AND BALANCED PRODUCT MIX. The Company offers its resellers a broad assortment of leading technology products. Currently, the Company offers more than 75,000 products from industry leading manufacturers and publishers. By offering a broad product assortment, the Company can benefit from its resellers' objective to procure product more efficiently by reducing the number of their direct vendor relationships. The Company is continually strengthening its product assortment to ensure it provides its customers with the latest technology products. The Company maintains a balanced product line of systems, peripherals, networking components and software to minimize the effects of fluctuation in supply and demand.

          FOSTER CUSTOMER LOYALTY THROUGH SUPERIOR CUSTOMER SERVICE. Tech Data's sales force provides superior customer service through a dedicated team approach in order to differentiate itself from its competitors and foster customer loyalty. The Company provides services such as flexible customer financing and credit programs, a suite of electronic commerce tools (including electronic order entry and access to product specifications), pre- and post-sale technical support, product configuration, customized shipping documents, flexible product return policies and customer education programs.

          PROVIDE GEOGRAPHIC COVERAGE IN SELECTED INTERNATIONAL MARKETS. The Company has utilized its strong financial position, vendor relationships and distribution expertise to expand its business in selected international markets. The Company's future expansion strategy focuses on identifying companies with significant market positions and quality management teams in markets it considers to be attractive. The Company expanded into Europe in 1994 with an acquisition in France. In February 1997, the Company continued its international expansion through the development of an in-country subsidiary which stocks and distributes products in Brazil. The Company's purchase of Computer 2000 in July 1998 established the Company as the leading European distributor, as well as strengthened its position in Latin America. In May 1999, the purchase of Globelle Corporation allowed the Company to nearly double its presence in Canada. The Company currently maintains operations in 30 countries and ships products to resellers in more than 70 countries.

VENDOR RELATIONS

         The Company's strong financial and industry positions have enabled it to obtain contracts with most leading manufacturers and publishers. The Company purchases products directly from manufacturers and publishers, generally on a nonexclusive basis. The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 30 days notice. Generally, the Company's supplier agreements do not require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand and vendor distribution policies. Such agreements generally contain stock rotation and price protection provisions which, along with the Company's inventory management policies and practices, reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions, subject to certain limitations. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, subject to certain limitations. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Management."

          Major computer systems manufacturers re-engineered their manufacturing processes whereby final assembly is being performed on a "build-to-order" methodology versus the alternative "build-to-forecast" methodology employed by these manufacturers in the past. Tech Data has expanded its TDEnsemble services over the past two years to include "build-to-order" capabilities ("channel assembly") on behalf of its manufacturing partners, in addition to resellers, seeking custom configuration of branded and unbranded systems. Tech Data was selected by Compaq, Hewlett-Packard and IBM to participate in their respective channel assembly initiatives. In addition to its own ISO 9002-certified centers in Fontana, California, Frederick, Maryland, and Swedesboro, New Jersey, Tech Data offers custom-configuration at its FactoryDIRECT location which is located within IBM's facility in Research Triangle Park, North Carolina. During fiscal 2000 the Company expanded its FactoryDIRECT program ("co-location"), to include Hewlett-Packard printer products at their Saudston, Virgina facility.

         In addition to providing manufacturers and publishers with one of the largest bases of resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East, the Company also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its resellers.

         With the exception of Hewlett-Packard and Compaq, no single vendor accounted for more than 10% of the Company's net sales during fiscal 2000, 1999, or 1998. Sales of Hewlett-Packard products accounted for 19%, 18%, and 13% of net sales in fiscal 2000, 1999 and 1998, respectively, and sales of Compaq products accounted for 16%, 13% and 13% of net sales in fiscal 2000, 1999 and 1998, respectively.

CUSTOMERS, PRODUCTS AND SERVICES

         The Company sells more than 75,000 microcomputer products including systems, peripherals, networking components and software purchased directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 VARs, corporate resellers, direct marketers, retailers and Internet resellers.

         The Company's VARs typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. This market is attractive because VARs, which constituted approximately 57% of Tech Data's net sales in fiscal 2000, generally rely on distributors as their principal source of computer products and financing. Corporate resellers, retailers and direct marketers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired direct. Corporate resellers constituted approximately 24% of the Company's net sales in fiscal 2000. Tech Data also has developed special programs to meet the unique needs of retail, direct marketers and Internet resellers, who constituted approximately 19% of the Company's net sales in fiscal 2000. No single customer accounted for more than 5% of the Company's net sales during fiscal 2000, 1999, or 1998.

         The Company pursues a strategy of continually strengthening its product line to offer its customers a broad assortment of the latest technology products. From time to time, the demand for certain products sold by the Company exceeds the supply available from the manufacturer or publisher. In such case, the Company generally receives an allocation of the available products. Management believes that the Company's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

         Tech Data provides resellers a high-level of service through the Company's pre- and post-sale technical support, suite of electronic commerce tools (including on-line order entry and EDI services), customized shipping documents, product configuration services and flexible financing programs.

         The Company delivers products throughout the United States, Canada, the Caribbean, Latin America, Europe and the Middle East from its 37 regionally located distribution centers. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing the customers' need to invest in inventory. See Item 2 - Properties for further discussion of the Company's locations and distribution centers.

SALES AND ELECTRONIC COMMERCE

         Currently, the Company's sales force consists of approximately 2,000 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. The Company's team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact the Company through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the distribution facility nearest the customer.

         Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availablity and price. The Company's on-line computer system allows the inside sales teams to check for current stocking levels in each of the seven United States distribution centers. Likewise, inside sales teams in Canada, the Caribbean, Latin America, Europe and the Middle East can check on stocking levels in their respective distribution centers. Through the Company's website, most customers can gain remote access to the Company's information systems to check product availability and pricing and to place orders. Certain of the Company's larger customers have available EDI services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line which improves efficiency and timeliness for both the Company and the customers. By the fourth quarter of fiscal 2000 approximately 34% of the Company's U.S. sales dollar volume originated from orders received electronically and annualized worldwide electronic commerce sales volume was approximately $4 billion.

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

EMPLOYEES

         On January 31, 2000, the Company had approximately 9,575 employees located as follows: United States - 4,067, Europe - 4,215, and all other regions
- 1,293. Certain of the Company's employees in Canada are subject to collective bargaining or similar arrangements, as well as employees in various countries outside the United States in which the Company operates that have laws providing representation rights to employees on management boards. The Company considers its relations with its employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. That is, the principal markets, products and services and methods of distribution from which each segment derives its revenues are essentially the same. The principal geographical areas in which the Company operates are the United States, Europe (including the Middle East) and other international areas which include in-country operations in Canada, Brazil, Argentina, Chile, Peru, Uruguay and export sales to Latin America and the Caribbean from the United States. In fiscal 2000, 1999, and 1998, 50%, 45% and 23%, respectively, of the Company's sales were derived from sales outside of the United States.

         See Note 11 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

EXECUTIVE OFFICERS

         The Company's executive officers as of April 10, 2000 are as follows:

         STEVEN A. RAYMUND, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF EXECUTIVE OFFICER, age 44, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

         NESTOR CANO, PRESIDENT OF THE AMERICAS, age 36, joined the Company in July 1998 as a result of the Company's acquisition of Computer 2000. In March 1999, he was appointed Executive Vice President of U.S. Sales and Marketing and in January 2000 he was promoted to President of the Americas. Prior to his appointment in the United States, Mr. Cano served in various management positions with Computer 2000 from 1989 to 1998, most recently as Regional Managing Director of Spain and Portugal. Mr. Cano holds an Engineering Degree from Barcelona University.

         KARL POHLER, PRESIDENT OF EUROPE, age 46, joined the Company in September 1999 and was appointed Chairman of the Management Board of Computer 2000 AG, Tech Data's Munich-based subsidiary, and to a position on the Tech Data Germany AG Management Board. From August 1997 to August 1999, he served as President of the Board of Management at Sony's German subsidiary based in Cologne. From July 1993 to July 1997, he served as Chairman of the Management Board of Computer 2000 GmbH, Munich.

         JEFFERY P. HOWELLS, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, age 43, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company's Board of Directors and to the Supervisory Board of Computer 2000 AG. From 1979 to 1991 he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

         H. JOHN LOCHOW, EXECUTIVE VICE PRESIDENT OF INFORMATION TECHNOLOGY AND LOGISTICS, age 47, joined the Company in February 1998 as Senior Vice President and Chief Information Officer and in February 1999 was promoted to Executive Vice President of Information Technology and Logistics. Prior to joining the Company, he served as Chief Information Officer at Bell Canada and Chief Executive of their international subsidiary Bell Sygma from 1996 to February 1998. From 1994 to 1996, he was employed by AT&T Capital Corporation as Vice President of Systems and New Business Development and from 1989 to 1994 he was employed by CNA Insurance Companies as Vice President of Systems. Mr. Lochow holds a B.A. Degree in Mathematics from Thomas Edison University.

         TIMOTHY J. CURRAN, SENIOR VICE PRESIDENT OF U.S. SALES, age 48, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a B.A. Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

         CHARLES V. DANNEWITZ, SENIOR VICE PRESIDENT OF TAXES, age 45, joined the Company in February 1995 as Vice President of Taxes and was promoted to Senior Vice President in April 2000. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

         LAWRENCE W. HAMILTON, SENIOR VICE PRESIDENT OF HUMAN RESOURCES, age 42, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

         ELIO LEVY, SENIOR VICE PRESIDENT OF MARKETING, age 52, joined the Company in October 1991 as Director of Software and was promoted to Vice President of Networking in January 1993. In January 1995, he was assigned as Vice President of Marketing for Tech Data France and from January 1996 to June 1998 he served as President of Tech Data Canada. In July 1998, he returned to the Company's U.S. operations as Vice President and General Manager of International Marketing and in November 1998 he assumed the role of Vice President and General Manager, Peripherals. In April 2000 he was promoted to his current role of Senior Vice President of Marketing. Mr. Levy holds a B.S. Degree in Business from the College of Charleston.

         BILL TODD, SENIOR VICE PRESIDENT DISTRIBUTION, CONFIGURATION AND ASSEMBLY SERVICES, age 55, joined the Company in June 1999 as Vice President and General Manager of Configuation and Assembly and was promoted to Senior Vice President of Distribution in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a B.S. Degree in Business Management from New Hampshire College.

         YUDA SAYDUN, SENIOR VICE PRESIDENT AND PRESIDENT OF LATIN AMERICA, age 47, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America and in April 2000 was promoted to President of Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.

         JOSEPH B. TREPANI, SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER, age 39, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         ARTHUR W. SINGLETON, CORPORATE VICE PRESIDENT, TREASURER AND SECRETARY, age 39, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to 1989. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

         DAVID R. VETTER, CORPORATE VICE PRESIDENT AND GENERAL COUNSEL, age 41, joined the Company in June 1993 and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds a B.A. Degree in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.

         PATRICK O. CONNELLY, VICE PRESIDENT OF CREDIT SERVICES, age 54, joined the Company in August 1994. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a B.A. Degree in History and French from the University of Texas at Austin.

ITEM 2.  PROPERTIES

         Tech Data's executive offices are located in Clearwater, Florida. The Company operates a total of 37 distribution centers to provide its customers timely delivery of products. These distribution centers are located in the following principal markets: U.S. - 7, Canada - 3, Latin America - 5, Europe - 20 and the Middle East - 2. In addition to the above distribution centers, the Company operates two distribution facilities in the United States which are located within the manufacturing facilities of IBM and Hewlett-Packard in connection with the Company's FactoryDIRECT program (see Vendor Relations). The Company also operates training centers in ten cities in the United States.

         The facilities of the Company are substantially utilized, well maintained and are adequate to conduct the Company's current business.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's common stock is traded on the Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market. The approximate number of shareholders as of January 31, 2000 was 31,000.

                                                                 SALES PRICE
                                                            --------------------
FISCAL YEAR 2000                                              HIGH         LOW
----------------                                            --------    --------
Fourth quarter                                              $ 27 7/8    $ 18 5/8
Third quarter                                                 39 5/16     18
Second quarter                                                44 7/8      22 1/4
First quarter                                                 32          14 1/2

FISCAL YEAR 1999
----------------
Fourth quarter                                              $ 44 1/2    $ 26 5/8
Third quarter                                                 53 1/8      36 3/4
Second quarter                                                49 7/8      33 3/4
First quarter                                                 50 5/8      36 1/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                          FIVE YEAR FINANCIAL SUMMARY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                YEAR ENDED JANUARY 31,
                                      -----------------------------------------------------------------------
                                          2000         1999(1)          1998          1997           1996
                                      -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA:
Net sales                             $16,991,750    $11,528,999    $ 7,056,619    $ 4,598,941    $ 3,086,620
                                      -----------    -----------    -----------    -----------    -----------
Cost and expenses:
  Cost of products sold                16,058,086     10,806,153      6,590,873      4,277,160      2,867,226
  Selling, general and
    administrative expenses               661,792        492,542        293,108        206,770        163,790
                                      -----------    -----------    -----------    -----------    -----------
                                       16,719,878     11,298,695      6,883,981      4,483,930      3,031,016
                                      -----------    -----------    -----------    -----------    -----------
Operating income                          271,872        230,304        172,638        115,011         55,604
Interest expense                           65,965         44,988         29,908         21,522         20,086
Net foreign currency exchange
  loss (gain)                               5,153         (5,027)            --             --             --
(Gain) on the sale of Macrotron AG             --        (15,700)            --             --             --
                                      -----------    -----------    -----------    -----------    -----------
Income before income taxes                200,754        206,043        142,730         93,489         35,518
Provision for income taxes                 72,837         76,215         52,816         36,516         13,977
                                      -----------    -----------    -----------    -----------    -----------
Income before minority interest           127,917        129,828         89,914         56,973         21,541
Minority interest                             416            876            429             --             --
                                      -----------    -----------    -----------    -----------    -----------
Net income                            $   127,501    $   128,952    $    89,485    $    56,973    $    21,541
                                      ===========    ===========    ===========    ===========    ===========
Net income per common share:
   Basic                              $      2.47    $      2.59    $      2.00    $      1.39    $       .57
                                      ===========    ===========    ===========    ===========    ===========
   Diluted                            $      2.34    $      2.47    $      1.92    $      1.35    $       .56
                                      ===========    ===========    ===========    ===========    ===========
Weighted average common
  shares outstanding:
  Basic                                    51,693         49,727         44,715         40,870         37,846
                                      ===========    ===========    ===========    ===========    ===========
  Diluted                                  58,508         54,161         46,610         42,125         38,138
                                      ===========    ===========    ===========    ===========    ===========
Dividends per common share                     --             --             --             --             --
                                      ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA:
Working capital                       $   795,589    $   725,057    $   537,381    $   351,993    $   201,704
Total assets                            4,123,818      3,844,987      2,185,383      1,545,294      1,043,879
Revolving credit loans                  1,006,809        817,870        540,177        396,391        283,100
Long-term debt                            316,840        308,521          8,683          8,896          9,097
Shareholders' equity                    1,013,695        967,291        702,588        438,381        285,698

(1) Results for the fiscal year ended January 31, 1999 include six months of results for Computer 2000 (acquired effective July 1, 1998) and six months of results for Macrotron (sold effective July 1, 1998). See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements within this Item and throughout this Annual Report on Form 10-K and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99A for further information.

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three most recent fiscal years.

                                                         PERCENTAGE OF NET SALES
                                                      ------------------------------
                                                          YEAR ENDED JANUARY 31,
                                                      ------------------------------
                                                       2000        1999        1998
                                                      ------      ------      ------
Net sales                                              100.0%      100.0%      100.0%
                                                       -----       -----       -----
Cost and expenses:
   Cost of products sold                                94.5        93.7        93.4
   Selling, general and administrative expenses          3.9         4.3         4.2
                                                       -----       -----       -----
                                                        98.4        98.0        97.6
                                                       -----       -----       -----
Operating income                                         1.6         2.0         2.4
Interest expense                                          .4          .4          .4
Net foreign currency exchange loss                        --          --          --
(Gain) on the sale of Macrotron AG                        --         (.2)         --
                                                       -----       -----       -----
Income before income taxes                               1.2         1.8         2.0
Provision for income taxes                                .4          .7          .7
                                                       -----       -----       -----
Income before minority interest                           .8         1.1         1.3
Minority interest                                         --          --          --
                                                       -----       -----       -----
Net income                                                .8%        1.1%        1.3%
                                                       =====       =====       =====

FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

         Net sales increased 47.4% to $17.0 billion in fiscal 2000 compared to $11.5 billion in the prior year. This increase is attributable to the acquisition of Computer 2000 AG ("Computer 2000"), as well as the addition of new customers, gains in market share, the addition of new product lines and the expansion of existing product lines in all geographies. Sales in fiscal 2000 included 12 months of operations of Computer 2000, which the Company acquired in July 1998, whereas fiscal 1999 sales included six months of operations of Computer 2000 and six months of Macrotron AG, which was acquired in July 1997 and sold in July 1998. The Company's U.S., European and other international sales grew 32%, 66% and 68%, respectively, in fiscal 2000 compared to the prior year. Excluding the effect of acquisitions, sales growth rates in fiscal 2000 were approximately 32%, 14%, 12% and 22% in the U.S., Europe, other international markets, and worldwide, respectively. Total international sales in fiscal 2000 represented approximately 50% of consolidated net sales compared with 45% in the prior year.

         The cost of products sold as a percentage of net sales was 94.5% in fiscal 2000 compared to 93.7% in the prior year. This increase is a result of competitive market conditions and the Company's increased participation in customer outsourcing activities which provide lower gross profit margins, while, because of cost and working capital efficiencies in these activities, maintain reasonable pre-tax margins.

         Selling, general and administrative expenses increased 34.4% from $492.5 million in fiscal 1999 to $661.8 million in fiscal 2000, and as a percentage of net sales decreased to 3.9% in fiscal 2000 from 4.3% in the prior year. This decline in selling, general and administrative expenses as a percentage of net sales is attributable to greater economies of scale the Company realized during fiscal 2000 in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to the acquisition of Computer 2000, increases in amortization of intangibles and other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating income in fiscal 2000 increased 18.0% to $271.9 million, or 1.6% of net sales, compared to $230.3 million, or 2.0% of net sales, in fiscal 1999. A factor contributing to the decrease in the operating profit margin from 2.0% in fiscal 1999 to 1.6% in fiscal 2000 was the competitive market conditions experienced by the Company. Additionally, operating margins in Europe are typically lower than the Company's U.S. business as a result of the region's higher cost structure.

          Interest expense increased 46.6% from $45.0 million in fiscal 1999 to $66.0 million in fiscal 2000. This increase is the result of an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures. The increase in interest expense was partially offset in fiscal 2000 by decreases in average short-term interest rates on the Company's floating rate indebtedness.

          The Company incurred a net foreign currency exchange loss of $5.2 million in fiscal 2000, as compared to a net foreign currency exchange gain of $5.0 million in fiscal 1999, primarily related to international economic conditions that led to weaker currencies principally in Latin America and Europe as compared to the U.S. dollar.

         The provision for income taxes decreased 4.4% to $72.8 million in fiscal 2000 from $76.2 million in the prior year. This decrease is attributable to a decrease in the Company's income before income taxes. The Company's average income tax rate declined to 36.3% in fiscal 2000 compared with 37.0% in the prior year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

         As a result of the factors described above, net income in fiscal 2000 increased to $127.5 million, or $2.34 per diluted share, compared to $119.4 million, or $2.29 per diluted share, in the prior year (excluding the after-tax gain on the sale of Macrotron of $9.6 million, realized in fiscal 1999). Net income for fiscal year 1999 totaled $129.0 million or $2.47 per diluted share including the gain on the sale of Macrotron.

FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

         Net sales increased 63.4% to $11.5 billion in fiscal 1999 compared to $7.1 billion in the prior year. This increase is attributable to the acquisition of Computer 2000, as well as the addition of new product lines and the expansion of existing product lines. Sales for the fiscal year ended January 31, 1999 include six months of results for Computer 2000, in which the Company acquired a controlling interest in July 1998, and include six months of results for Macrotron AG, which was acquired in July 1997 and sold in July 1998. The Company's U.S., Europe and other international sales grew 17.0%, 295.5% and 32.9%, respectively, in fiscal 1999 compared to the prior year. The significant growth in the Company's international sales is attributable to the acquisition of Computer 2000. Excluding the effect of acquisitions and dispositions, sales growth rates in fiscal 1999 were approximately 17%, 27%, 15% and 20% in the U.S., Europe, other international areas and worldwide, respectively. Total international sales in fiscal 1999 represent approximately 45% of consolidated net sales compared with 23% in the prior year.

         The cost of products sold as a percentage of net sales increased from 93.4% in fiscal 1998 to 93.7% in fiscal 1999. This increase is a result of competitive market prices and the Company's strategy of lowering selling prices in order to gain market share and to pass on the benefit of operating efficiencies to its customers.

         Selling, general and administrative expenses increased 68.0% from $293.1 million in fiscal 1998 to $492.5 million in fiscal 1999, and as a percentage of net sales increased to 4.3% in fiscal 1999 from 4.2% in the prior year. The increase in selling, general and administrative expenses is attributable to the acquisitions of Macrotron AG and Computer 2000, increases in amortization of intangibles as well as other operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating income in fiscal 1999 increased 33.4% to $230.3 million, or 2.0% of net sales, compared to $172.6 million, or 2.4% of net sales, in fiscal 1998. A factor contributing to the decrease in the operating profit margin from 2.4% in fiscal 1998 to 2.0% in fiscal 1999, was ongoing competitive pricing pressure experienced by the Company in its U.S. business. Additionally contributing to this decrease was the Company's more significant presence in Europe in fiscal 1999, principally as a result of the Computer 2000 acquisition. Operating margins in Europe are typically lower than the Company's U.S. business as a result of the region's higher cost structure.

         Interest expense increased due to an increase in the Company's average outstanding indebtedness related to funding the acquisition of Computer 2000, funding for continued growth and capital expenditures. The increase in interest expense was partially offset in fiscal 1999 by decreases in average short-term interest rates on the Company's floating rate indebtedness.

         The Company's results of operations in fiscal 1999 include a pre-tax gain of $15.7 million ($9.6 million net of income taxes) related to the July 1998 sale of Macrotron AG.

         The Company's average income tax rate was 37.0% for fiscal 1999 and fiscal 1998.

         Net income in fiscal 1999 increased 44.1% to $129.0 million, or $2.47 per diluted share, compared to $89.5 million, or $1.92 per diluted share, in the prior year. Excluding the gain on the sale of Macrotron, net income increased 33.4% to $119.4 million, or $2.29 per diluted share.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

IMPACT OF INFLATION

         The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry has generally caused prices of the products sold by the Company to decline. Management believes that any price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts.

QUARTERLY DATA - SEASONALITY

         The Company's quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company. The Company's narrow operating margins may magnify the impact of these factors on the Company's operating results. Specific historical seasonal variations in the Company's operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period. In addition, the product cycle of major products may materially impact the Company's business, financial condition, or results of operations. See Note 12 of Notes to Consolidated Financial Statements for further information regarding the Company's quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities of $4.3 million in fiscal 2000 was primarily attributable to income from operations of $127.5 million combined with increases in accounts payable and accrued expenses, offset by increases in accounts receivable, inventories and prepaid and other assets related to the growth of the Company's business. The Company continues to focus on improving asset turnover, as evidenced by its days sales outstanding in accounts receivable, which declined to 36.3 days at the end of fiscal 2000 as compared to
42.4 days at the end of fiscal 1999. Similarly, days of supply of inventory was reduced to 31.0 days at the end of fiscal 2000 from 34.4 days at the end of fiscal 1999 while maintaining superior order fill rates.

         Net cash used in investing activities of $120.3 million during fiscal 2000 was attributable to the Company's investment of $77.4 million related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers combined with the use of $18.3 million related to the acquisition of additional shares of Computer 2000 and approximately $24.6 million related to the acquisition of Globelle (see Note 2 of Notes to Consolidated Financial Statements). The Company expects to make capital expenditures of approximately $125 million during fiscal 2001 to further expand its management information systems, office facilities and equipment for distribution centers.

         Net cash provided by financing activities of $124.1 million during fiscal 2000 reflects the net borrowings under the Company's revolving credit loans of $99.4 million in addition to proceeds from stock option exercises (including the related income tax benefit) of $24.9 million.

         As of January 31, 2000, the Company maintained domestic and foreign revolving credit agreements which provide maximum short-term borrowings of approximately $1.7 billion (including local country credit lines), of which $1.0 billion was outstanding at that date. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure needs through fiscal 2001.

ASSET MANAGEMENT

         The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory, subject to certain limitations. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

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

YEAR 2000

         The Company's Year 2000 ("Y2K") compliance project determined the readiness of the Company's business for the Year 2000. The Company defined Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results. The Company has experienced no problems with its computer systems since the beginning of 2000 but will continue to monitor the systems to assess whether any problems develop. In addition, the Company incurred approximately $11.2 million in expenses related to assessing and remedying any Y2K problems and upgrading computer systems, but does not expect to incur any additional material expenses related to Y2K issues going forward.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries and will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

         The Company has implemented plans to address the issues raised by the euro conversion. These issues include, but are not limited to; the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate euro-demoninated transactions; and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

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

MARKET RISK

         The Company is exposed to the impact of foreign currency fluctuation and interest rate changes due to its international sales and global funding. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. It is the Company's policy not to enter into foreign currency or interest rate transactions for speculative or trading purposes.

         In addition to product sales and costs, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currency risk management objective is to protect its earnings and cash flows from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward, option and swap contracts to hedge intercompany loans, trade receivables and payables. Hedged transactions are denominated primarily in the following currencies: Belgian Franc, Canadian Dollar, Danish Krone, European Monetary Unit, French Franc, Spanish Peseta, Finnish Markka, Norwegian Krone, German Mark, Swedish Krona, Swiss Franc and British Pound.

         The Company is exposed to changes in interest rates primarily as a result of its short and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third party loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objective, the Company uses a combination of fixed and variable rate debt. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2000 and January 31, 1999, approximately 25% and 49%, respectively, of the outstanding debt had fixed interest rates (through the terms of such debt or through interest rate swap agreements). The Company finances working capital needs through bank loans, convertible subordinated debt and its accounts receivable securitization program. Interest rate swaps are used to hedge underlying debt obligations.

         The Company uses a variety of techniques to assess the market risk of its derivative financial instruments. Techniques include a review of market value, sensitivity analysis and value at risk ("VaR"). VaR represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. The Company employs a variance/covariance approach, based on the interrelationship between currencies and interest rates, in its calculation of VaR. The VaR model measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period.

         VaR attributable to those interest rate sensitive exposures associated with the Company's exposure to interest rates was $5.0 million at January 31, 2000 and $4.0 million at January 31, 1999. The increase in the estimated VaR was due to the increase in the notional value of the financial instruments.

         The VaR attributable to those foreign currency exchange rate instruments associated with the Company's exposure to foreign exchange rates as a result of its foreign currency denominated intercompany loans and trade receivables and payables was $7.3 million at January 31, 2000 and $14.9 million at January 31, 1999.

         The Company's calculated VaR exposures represent an estimate of potential losses that would be recognized for an instrument or on its portfolio of derivative financial instruments assuming hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss nor any expected loss that may occur, because actual future gains and losses will differ from those estimated, based on actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivative financial instruments during the year.

         The Company, however, believes that any loss incurred would be offset by the effects of currency and interest rate movements on the respective underlying hedged transactions. In addition, the maximum exposure associated with the purchase of options is limited to the premiums paid, which is recognized against income over the period being hedged.

COMMENTS ON FORWARD-LOOKING INFORMATION

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed an Exhibit 99A which outlines cautionary statements and identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-K, should be considered in conjunction with the aforementioned Exhibit 99A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                               PAGE

FINANCIAL STATEMENTS

  Report of Independent Certified Public Accountants
    and Independent Auditors' Report                                         18

  Report of Management                                                       19

  Consolidated Balance Sheet at January 31, 2000 and 1999                    20

  Consolidated Statement of Income for the three years ended
    January 31, 2000                                                         21

  Consolidated Statement of Changes in Shareholders' Equity for the
     three years ended January 31, 2000                                      21

  Consolidated Statement of Cash Flows for the three years ended
    January 31, 2000                                                         22

  Notes to Consolidated Financial Statements                                 23

FINANCIAL STATEMENT SCHEDULE

  Report of Independent Certified Public Accountants on
    Financial Statement Schedule                                             40

  Schedule II. -- Valuation and qualifying accounts                          41


         All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

         In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries ("the Company") at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the balance sheet of Computer 2000 Aktiengesellschaft and subsidiaries, a majority-owned subsidiary of the Company, which statement reflects total assets of $1,542,000,000 as of January 31, 2000. The statement was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the balance sheet amounts included for Computer 2000 Aktiengesellschaft and subsidiaries, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Tampa, Florida
March 28, 2000


                          INDEPENDENT AUDITORS' REPORT


To the Executive Board of Computer 2000 Aktiengesellschaft, Munich:

         We have audited the consolidated balance sheet of Computer 2000 Aktiengesellschaft and subsidiaries as of January 31, 2000 not separately presented herein. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

         We conducted our audit in accordance with the generally accepted auditing standards in Germany and United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a consolidated balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Computer 2000 Aktiengesellschaft and subsidiaries as of January 31, 2000, in conformity with generally accepted accounting principles of the United States.

KPMG Hartkopf + Rentrop Treuhand KG
Wirtschaftsprufungsgesellschaft
Cologne
March 28, 2000

                              REPORT OF MANAGEMENT

To Our Shareholders:

         The management of Tech Data Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related financial information contained in this Annual Report. The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and, in the judgment of management, present fairly and consistently the Company's financial position and results of operations. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments and give due consideration to materiality.

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


/s/ STEVEN A. RAYMUND                                /s/ JEFFERY P. HOWELLS
----------------------------------                   ---------------------------
Steven A. Raymund                                    Jeffery P. Howells
Chairman of the Board of Directors                   Executive Vice President
and Chief Executive Officer                          and Chief Financial Officer

March 28, 2000

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                      JANUARY 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $   31,786      $    8,615
  Accounts receivable, less allowance
    of $61,617 and $60,521                                     1,906,315       1,796,045
  Inventories                                                  1,540,030       1,369,351
  Prepaid and other assets                                       109,674         113,952
                                                              ----------      ----------
    Total current assets                                       3,587,805       3,287,963
Property and equipment, net                                      154,008         126,537
Excess of cost over acquired net assets, net                     302,531         345,326
Other assets, net                                                 79,474          85,161
                                                              ----------      ----------
                                                              $4,123,818      $3,844,987
                                                              ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving credit loans                                      $1,006,809      $  817,870
  Accounts payable                                             1,524,330       1,503,866
  Accrued expenses                                               261,077         241,170
                                                              ----------      ----------
    Total current liabilities                                  2,792,216       2,562,906
Long-term debt                                                   316,840         308,521
                                                              ----------      ----------
    Total liabilities                                          3,109,056       2,871,427
                                                              ----------      ----------
Minority interest                                                  1,067           6,269
                                                              ----------      ----------

Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                          5               5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 52,231,581
    and 51,098,442 issued and outstanding                             78              77
  Additional paid-in capital                                     530,238         505,385
  Retained earnings                                              556,248         428,720
  Accumulated other comprehensive (loss) income                  (72,874)         33,104
                                                              ----------      ----------
    Total shareholders' equity                                 1,013,695         967,291
                                                              ----------      ----------
                                                              $4,123,818      $3,844,987
                                                              ==========      ==========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                YEAR ENDED JANUARY 31,
                                                    ---------------------------------------------
                                                        2000             1999             1998
                                                    -----------      -----------      -----------
Net sales                                           $16,991,750      $11,528,999      $ 7,056,619
                                                    -----------      -----------      -----------
Cost and expenses:
  Cost of products sold                              16,058,086       10,806,153        6,590,873
  Selling, general and administrative expenses          661,792          492,542          293,108
                                                    -----------      -----------      -----------
                                                     16,719,878       11,298,695        6,883,981
                                                    -----------      -----------      -----------
Operating income                                        271,872          230,304          172,638
Interest expense                                         65,965           44,988           29,908
Net foreign currency exchange loss (gain)                 5,153           (5,027)              --
(Gain) on the sale of Macrotron AG                           --          (15,700)              --
                                                    -----------      -----------      -----------
Income before income taxes                              200,754          206,043          142,730
Provision for income taxes                               72,837           76,215           52,816
                                                    -----------      -----------      -----------
Income before minority interest                         127,917          129,828           89,914
Minority interest                                           416              876              429
                                                    -----------      -----------      -----------
Net income                                          $   127,501      $   128,952      $    89,485
                                                    ===========      ===========      ===========
Net income per common share:
   Basic                                            $      2.47      $      2.59      $      2.00
                                                    ===========      ===========      ===========
   Diluted                                          $      2.34      $      2.47      $      1.92
                                                    ===========      ===========      ===========
Weighted average common shares outstanding:
   Basic                                                 51,693           49,727           44,715
                                                    ===========      ===========      ===========
   Diluted                                               58,508           54,161           46,610
                                                    ===========      ===========      ===========


           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                  PREFERRED STOCK    COMMON STOCK   ADDITIONAL          COMPREHENSIVE     TOTAL
                                                -----------------   --------------   PAID-IN   RETAINED     INCOME    SHARHEHOLDERS'
                                                 SHARES   AMOUNT    SHARES  AMOUNT   CAPITAL   EARNINGS     (LOSS)        EQUITY
                                                -------  --------   ------  ------   --------  --------    --------   --------------
Balance - January 31, 1997                          227  $      5   43,291   $  65   $226,577  $210,283    $  1,451    $  438,381
Issuance of common stock in business purchase                          407       1      9,255                               9,256
Issuance of common stock for stock
  options exercised and related tax
  benefit                                                              861       1     19,077                              19,078
Issuance of common stock net of offering costs                       3,691       5    148,971                             148,976
Comprehensive income                                                                             89,485      (2,588)       86,897
                                                -------  --------   ------   -----   --------  --------    --------    ----------
Balance - January 31, 1998                          227         5   48,250      72    403,880   299,768      (1,137)      702,588
Issuance of common stock in business purchase                        2,196       3     84,964                              84,967
Issuance of common stock for stock
  options exercised and related tax
  benefit                                                              652       2     16,541                              16,543
Comprehensive income                                                                            128,952      34,241       163,193
                                                -------  --------   ------   -----   --------  --------    --------    ----------
Balance - January 31, 1999                          227         5   51,098      77    505,385   428,720      33,104       967,291
Issuance of common stock for stock
  options exercised and related tax
  benefit                                                            1,134       1     24,853                              24,854
Effect of change in year end of
  certain subsidiaries (see Note 3)                                                                  27     (17,086)      (17,059)
Comprehensive income                                                                            127,501     (88,892)       38,609
                                                -------  --------   ------   -----   --------  --------    --------    ----------
Balance - January 31, 2000                          227  $      5   52,232   $  78   $530,238  $556,248    $(72,874)   $1,013,695
                                                =======  ========   ======   =====   ========  ========    ========    ==========


       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                                                          YEAR ENDED JANUARY 31,
                                                                             --------------------------------------------------
                                                                                 2000               1999               1998
                                                                             ------------       ------------       ------------
Cash flows from operating activities:
  Cash received from customers                                               $ 16,788,960       $ 11,094,731       $  6,870,096
  Cash paid to suppliers and employees                                        (16,684,316)       (10,948,414)        (6,914,537)
  Interest paid                                                                   (69,554)           (39,926)           (29,909)
  Income taxes paid                                                               (39,367)           (62,895)           (51,949)
                                                                             ------------       ------------       ------------
   Net cash (used in) provided by operating activities                             (4,277)            43,496           (126,299)
                                                                             ------------       ------------       ------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                                 (42,898)          (115,000)           (68,136)
  Sale of Macrotron AG                                                                 --            227,843                 --
  Expenditures for property and equipment                                         (59,038)           (47,796)           (45,900)
  Software development costs                                                      (18,381)            (4,856)            (2,216)
                                                                             ------------       ------------       ------------
   Net cash (used in) provided by investing activities                           (120,317)            60,191           (116,252)
                                                                             ------------       ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                           24,854             16,543            168,054
  Net borrowings (repayments) from revolving credit loans                          99,447           (114,151)            76,786
  Principal payments on long-term debt                                               (162)              (213)              (201)
                                                                             ------------       ------------       ------------
   Net cash provided by (used in) financing activities                            124,139            (97,821)           244,639
                                                                             ------------       ------------       ------------
Effect of change in year end of certain susidiaries (See Note 3)                   23,626                 --                 --
                                                                             ------------       ------------       ------------
   Net increase in cash and cash equivalents                                       23,171              5,866              2,088
Cash and cash equivalents at beginning of year                                      8,615              2,749                661
                                                                             ------------       ------------       ------------
Cash and cash equivalents at end of year                                     $     31,786       $      8,615       $      2,749
                                                                             ============       ============       ============

Reconciliation of net income to net cash (used in) provided by operating activities:
Net income                                                                   $    127,501       $    128,952       $     89,485
                                                                             ------------       ------------       ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                    57,842             42,605             26,364
  Provision for losses on accounts receivable                                      40,877             34,810             22,634
  Gain on sale of Macrotron AG                                                         --            (15,700)                --
  Deferred income taxes                                                             1,306                500              3,720
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                            (202,790)          (434,268)          (183,481)
    (Increase) in inventories                                                    (220,585)           (49,830)          (181,393)
    (Increase) decrease in prepaid and other assets                               (25,430)            89,140             (8,317)
    Increase in accounts payable                                                  136,748            387,136            106,134
    Increase (decrease) in accrued expenses                                        80,254           (139,849)            (1,445)
                                                                             ------------       ------------       ------------
     Total adjustments                                                           (131,778)           (85,456)          (215,784)
                                                                             ------------       ------------       ------------
  Net cash (used in) provided by operating activities                        $     (4,277)      $     43,496       $   (126,299)
                                                                             ============       ============       ============

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Tech Data Corporation and its subsidiaries ("Tech Data" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 3 - Change in Year End of Certain Subsidiaries.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the following methods:

                                                 METHOD                 YEARS
                                                 ------                 -----
         Buildings and improvements           Straight-line             3 - 39
         Leasehold improvements               Straight-line             3 - 39
         Furniture, fixtures and equipment     Accelerated              3 - 10
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

LONG-LIVED ASSETS

         Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that recovery of the asset is unlikely. Any impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

EXCESS OF COST OVER ACQUIRED NET ASSETS

         The excess of cost over acquired net assets ("goodwill") is being amortized on a straight-line basis over 15 to 40 years. Amortization expense was $8,836,000, $5,714,000 and $1,458,000 in 2000, 1999 and 1998, respectively. The accumulated amortization of goodwill is approximately $16,713,000 and $8,651,000 at January 31, 2000 and 1999, respectively.

INTANGIBLES

         Included within other assets at January 31, 2000 are certain intangible assets including capitalized software costs and the allocation of a portion of the purchase price of Computer 2000 AG ("Computer 2000") to software used within the Computer 2000 entities and the value of the customer base acquired (see Note 2 - Acquisition and Disposition of Subsidiaries). Such capitalized costs are being amortized over three to ten years with amortization expense of $9,297,000, $8,442,000 and $4,967,000 in 2000, 1999, and 1998, respectively. The accumulated amortization of such costs was $31,262,000 and $22,603,000 at January 31, 2000 and 1999, respectively. The remaining unamortized balance of such costs was $45,202,000 and $39,876,000 at January 31, 2000 and 1999, respectively.

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

FOREIGN CURRENCY ACTIVITIES

         The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of comprehensive income. The results of foreign operations are translated at the weighted average exchange rates during the year. The Company recorded a net loss resulting from foreign currency transactions (including gains or losses on forward contracts) of $5,153,000 for the year ended January 31, 2000 and a net gain of $5,027,000 for the year ended January 31, 1999. The foreign currency loss for the fiscal year ended January 31, 1998 was immaterial.

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

         The notional amount of forward exchange contracts and options is the amount of foreign currency to be bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of the Company's involvement in the various types and uses of derivative financial instruments and are not a measure of the Company's exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

         The Company's derivative financial instruments outstanding at January 31, 2000 and 1999 are as follows:

                                           JANUARY 31, 2000            JANUARY 31, 1999
                                        -----------------------     ----------------------
                                        NOTIONAL     ESTIMATED      NOTIONAL     ESTIMATED
                                        AMOUNTS      FAIR VALUE     AMOUNTS      FAIR VALUE
                                        --------     ----------     --------     ----------
                                            (In thousands)               (In thousands)
Foreign exchange forward contracts      $455,100       $11,100      $438,000      $    130
Purchased currency options                52,200         1,400        60,000            90
Interest rate swaps                        9,700            --       329,000        (2,440)

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $260,000,000 at January 31, 2000 based upon available market information. The carrying value of the convertible subordinated notes at January 31, 2000 was $300,000,000.

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of the cumulative foreign currency translation adjustment. For the years ended January 31, 2000 and 1999, the Company recorded deferred income taxes related to the change in the cumulative foreign currency translation adjustment of $12,942,000 and $4,376,000 respectively. The deferred income taxes related to the cumulative foreign currency translation adjustment for the year ended January 31, 1998 was not significant.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by this pronouncement, the Company's measurement of compensation cost continues to be in accordance with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the requirements of SFAS 123, the appropriate pro forma disclosures relating to net income and earnings per share are provided. See Note 8 - Employee Benefit Plans.

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

                                           YEAR ENDED                          YEAR ENDED                         YEAR ENDED
                                              2000                                1999                               1998
                                --------------------------------     ------------------------------    -----------------------------
                                            WEIGHTED      PER                   WEIGHTED     PER                   WEIGHTED    PER
                                  NET        AVERAGE     SHARE         NET       AVERAGE    SHARE        NET        AVERAGE   SHARE
                                 INCOME      SHARES      AMOUNT       INCOME     SHARES     AMOUNT      INCOME      SHARES    AMOUNT
                                --------     ------    ---------     --------    ------    --------    --------     ------   -------
                                                                (In thousands, except per share amounts)

Net income per common
  Share - basic                 $127,501     51,693    $    2.47     $128,952    49,727    $   2.59    $ 89,485     44,715   $  2.00
                                                       =========                           ========                          =======
Effect of dilutive securities:
  Stock options                               1,482                               1,767                              1,895

  5% convertible subordinated
     notes                         9,450      5,333                     4,726     2,667                      --         --
                                --------     ------                  --------    ------                --------     ------

Net income per common
  Share - diluted               $136,951     58,508    $    2.34     $133,678    54,161    $   2.47    $ 89,485     46,610   $  1.92
                                ========     ======    =========     ========    ======    ========    ========     ======   =======

         At January 31, 2000, 1999 and 1998, there were 2,580,000, 1,571,000 and
98,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

CASH MANAGEMENT SYSTEM

         Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $87,051,000 and $95,185,000 at January 31, 2000 and 1999 respectively, for which checks are outstanding.

STATEMENT OF CASH FLOWS

         Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows. The effect of changes in foreign exchange rates on cash balances is not material. See Note 2 - Acquisition and Disposition of Subsidiaries regarding the non-cash exchange of common stock and convertible notes in connection with business combinations.

FISCAL YEAR

         The Company operates on a fiscal year that ends on January 31. For the period prior to fiscal 2000 the Company consolidated its European and Latin American subsidiaries on a fiscal year that ended on December 31. Effective for the year ended January 31, 2000, the Company changed the fiscal year end of the European subsidiaries from December 31 to January 31. See Note 3 - Change in Year End of Certain Subsidiaries.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

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

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2 - ACQUISITION AND DISPOSITION OF SUBSIDIARIES:

ACQUISITION AND DISPOSITION OF MACROTRON AG

         On July 1, 1997, the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Macrotron"), a distributor of personal computer products based in Munich, Germany. The initial acquisition was completed through an exchange of approximately $26,000,000 in cash and 406,586 shares of the Company's common stock, for a combined total value of approximately $35,000,000. The cash portion of the initial acquisition, the related tender offer and subsequent purchase of Macrotron's common and preferred stock were funded from the Company's revolving credit loan agreements. Prior to the disposition discussed below, the Company owned approximately 99% and 91% of Macrotron's common and preferred stock, respectively for a total purchase price of approximately $80,000,000. The acquisition of Macrotron was accounted for under the purchase method. The purchase price allocation resulted in approximately $53,500,000 in excess cost over the net fair market value of tangible assets acquired as of January 31, 1998 and was being amortized over a period of 20 years.

         Effective July 1, 1998, pursuant to a Share Purchase Agreement dated June 10, 1998, the Company completed the sale of its majority interest in Macrotron to Ingram Micro, Inc. ("Ingram"). Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale. The sale of Macrotron was completed through the receipt of approximately $228,000,000 from Ingram (approximately $100,000,000 for the Company's shares of Macrotron and the balance of $128,000,000 for the repayment of Macrotron's intercompany indebtedness). The Company recorded a $15,700,000 gain on the sale. Macrotron's operations were consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal year ended January 31, 1998 included Macrotron's operations for the six month period beginning July 1, 1997 and ending December 31, 1997. The Company's fiscal year ended January 2000 included the six month period beginning January 1, 1998 and ending June 30, 1998.

ACQUISITION OF COMPUTER 2000 AG

         On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), a European distributor of technology products. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG., a subsidiary of Munich-based VIAG AG, and an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300,000,000 of 5% convertible subordinated notes, due July 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). The Company commenced a tender offer for the remaining Computer 2000 shares and, as a result of this tender offer, open market purchases and private purchase transactions, the Company, in effect, currently owns approximately 99.8% of Computer 2000's outstanding stock at January 31, 2000. The tender offer, open market purchases and private purchase transactions were funded through the Company's revolving credit loan agreements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The acquisition of Computer 2000 was accounted for under the purchase method. During the year ended January 31, 2000, the Company acquired additional shares of Computer 2000 common stock, which including other cash payments, has resulted in additional consideration of $18,300,000. The aggregate purchase price of approximately $518,300,000 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $329,000,000 ($294,000,000 at the January 31, 2000 exchange rate) is being amortized on a straight-line basis over 40 years. In connection with the acquisition, the Company is subject to additional contingent purchase price payments. The Company is presently negotiating the resolution of this contingency and believes the ultimate settlement will not exceed $21,000,000. Any payments made related to this contingency will increase the purchase price of Computer 2000 and result in the recognition of additional goodwill.

         For periods prior to fiscal 2000, the Company's subsidiaries outside of North America were included in its consolidated financial statements on a calendar basis. As such, the year ended January 31, 2000, included a full year of results for Computer 2000 and the year ended January 31, 1999 included six months of results for Computer 2000 (which was acquired effective July 1, 1998) and included six months of results for Macrotron (which was sold effective July 1, 1998). See Note 3 - Change in Year End of Certain Subsidiaries.

Pro forma information

         The following unaudited pro forma results of operations reflect the effect on the Company's operations as if the above described acquisition of Macrotron had occurred at the beginning of the period presented below (in thousands, except per share amounts):

                                                                      Year ended
                                                                     January 31,
                                                                     -----------
                                                                         1998
                                                                     -----------
Net sales                                                             $7,623,852
Net income                                                                90,161
Net income per common share:
  Basic                                                                     2.01
  Diluted                                                                   1.93

         The following unaudited pro forma results of operations reflect the effect on the Company's operations as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred at the beginning of each of the periods presented below (in thousands, except per share amounts):

                                                        Year ended January 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Net sales                                            $13,694,426     $11,350,432
Net income                                               125,954          95,669
Net income per common share:
  Basic                                                     2.48            2.04
  Diluted                                                   2.34            1.94

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

ACQUISITION OF GLOBELLE CORPORATION

         On May 21, 1999, the Company acquired majority control of Globelle Corporation ("Globelle"), a mass storage and components distributor based in Canada. By October 8, 1999, the Company had acquired 100% of the outstanding stock of Globelle for total cash consideration of approximately $24,600,000. The acquisition of Globelle was accounted for under the purchase method. The preliminary purchase price allocation has resulted in approximately $12,921,000 in excess purchase price over the net fair market value of tangible assets acquired as of January 31, 2000, to be amortized over a period of 20 years. Pro forma financial information related to the Globelle acquisition has not been presented since the acquisition was not material to the Company's financial position or results of operations. The year ended January 31, 2000 includes seven months of results for Globelle.

NON-CASH TRANSACTIONS

         The Company issued $300,000,000 convertible subordinated notes and approximately 2,200,000 shares of common stock in conjunction with its acquisition of Computer 2000 in July 1998. In fiscal 2000, the Company entered into a capital lease for a distribution center in Germany which totaled $8,476,000 at January 31, 2000.

NOTE 3 - CHANGE IN YEAR END OF CERTAIN SUBSIDIARIES:

         In fiscal 2000, the Company's board of directors approved a change in the fiscal year end of its European subsidiaries to January 31 to conform with the Company's year end. The Tech Data consolidated financial statements for the year ended January 31, 2000 include the operating results of these subsidiaries for the 12 months ended December 31, 1999 with the operating results for the month of January 2000 reflected in retained earnings as a result of the change which does not have a significant effect on the accompanying financial statements. Summarized financial information associated with the month of January 2000 for those foreign subsidiaries affected by this change is as follows:

                                                                   Month ended
                                                                    January 31,
                                                                       2000
                                                                  --------------
                                                                  (In thousands)
Net sales                                                            $617,284
Net income                                                                 27
Cash provided by/(used in)
  Operating activities                                                (34,270)
  Investing activities                                                   (596)
  Financing activities                                                 58,492

NOTE 4 - PROPERTY AND EQUIPMENT:

                                                              JANUARY 31,
                                                       ------------------------
                                                         2000            1999
                                                       --------        --------
                                                            (In thousands)
Land                                                   $  7,644        $  4,897
Buildings and improvements                               59,676          36,995
Furniture, fixtures and equipment                       220,911         156,414
Construction in progress                                  8,015           4,299
                                                       --------        --------
                                                        296,246         202,605
Less-accumulated depreciation                          (142,238)        (76,068)
                                                       --------        --------
                                                       $154,008        $126,537
                                                       ========        ========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - REVOLVING CREDIT LOANS:

                                                                 JANUARY 31,
                                                           ---------------------
                                                              2000        1999
                                                           ----------   --------
                                                                (In thousands)
Receivables Securitization Program, average
   interest rate of 6.54% at January 31, 2000,
   expiring May 9, 2000                                      $460,000   $355,000
Multi-currency Revolving Credit Facility, average
   interest rate of 4.34% at January 31, 2000,
   expiring August 28, 2000                                   345,551    295,539
Other revolving credit facilities, average interest
   rate of 4.05%, expiring on various dates through 2000      201,258    167,331
                                                           ----------   --------
                                                           $1,006,809   $817,870
                                                           ==========   ========

         The Company has an agreement (the "Receivables Securitization Program") with three financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $650,000,000. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

         Under the terms of the Company's Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in sixteen major foreign currencies up to a maximum of $550,000,000 on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on certain financial ratios. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

         In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $500,000,000 at January 31, 2000 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

         The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At January 31, 2000, the Company was in compliance with all such covenants.

NOTE 6 - LONG-TERM DEBT:

                                                                JANUARY 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
                                                               (In thousands)
Mortgage note payable, interest at 10.25%, principal
   and interest of $85,130 payable monthly, balloon
   payment due 2005                                        $  8,521    $  8,661
Mortgage note payable funded through Industrial Revenue
  Bond, interest at 6.90%, principal and interest payable
  quarterly, through 2000                                        --          22
Convertible subordinated debentures, interest at 5.00%
  payable semi-annually, due July 2003                       300,000     300,000
Capital lease                                                  8,476          --
                                                           --------    --------
                                                            316,997     308,683

Less - current maturities (included in accrued expenses)       (157)       (162)
                                                           --------    --------
                                                           $316,840    $308,521
                                                           ========    ========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         Principal maturities of long-term debt (excluding capitalized lease obligations) at January 31, 2000 for the succeeding five fiscal years are as follows: 2001 - $157,000; 2002 - $172,000; 2003 - $191,000; 2004 - $300,211,000;
2005 - $234,000.

         On July 1, 1998, the Company issued $300,000,000 convertible subordinated notes due July 1, 2003. The notes bear interest at 5% per year and are convertible any time prior to maturity, unless previously redeemed or repurchased, into shares of common stock at a conversion rate of 17.777 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $56.25 per share. The notes are convertible into approximately 5,333,000 shares of the Company's common stock. The notes are redeemable in whole or in part, at the option of the Company at any time on or after July 1, 2001. These notes are subordinated in right of payment to all senior indebtedness of the Company and will be effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

         Capitalized lease obligations provide for aggregate payments, including interest, of approximately $646,000 annually, payable through 2022. At January 31, 2000, future minimum lease payments for the lease were $13,216,000 including $4,740,000 representing interest.

NOTE 7 - INCOME TAXES (in thousands):

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               JANUARY 31,
                                                         ----------------------
Deferred tax liabilities:                                   2000          1999
                                                         ---------    ---------
  Accelerated depreciation and amortization              $  14,733    $  19,821
  Capitalized advertising program costs                        625        2,174
  Currency translation                                      13,142        1,996
  Other - net                                                5,047        4,246
                                                         ---------    ---------
   Total deferred tax liabilities                           33,547       28,237
                                                         ---------    ---------
Deferred tax assets:
  Accruals not currently deductible                          9,515        7,880
  Reserves not currently deductible                         21,067       22,777
  Capitalized inventory costs                                  367        2,046
  Loss carryforwards                                        60,506       59,996
  Other - net                                                3,730        8,934
                                                         ---------    ---------
                                                            95,185      101,633
  Less: valuation allowance                                (17,224)     (16,037)
                                                         ---------    ---------
   Total deferred tax assets                                77,961       85,596
                                                         ---------    ---------
         Net deferred tax asset                          $  44,414    $  57,359
                                                         =========    =========

         Significant components of the provision for income taxes are as follows:

                                                 YEAR ENDED JANUARY 31,
                                         --------------------------------------
Current:                                   2000           1999           1998
                                         --------       --------       --------
  Federal                                $ 42,693       $ 50,153       $ 39,805
  State                                     2,933          6,816          2,469
  Foreign                                  25,905         18,746          6,822
                                         --------       --------       --------
    Total current                          71,531         75,715         49,096
                                         --------       --------       --------
Deferred:
  Federal                                    (805)        (3,093)         3,328
  State                                       127           (424)           507
  Foreign                                   1,984          4,017           (115)
                                         --------       --------       --------
    Total deferred                          1,306            500          3,720
                                         --------       --------       --------
                                         $ 72,837       $ 76,215       $ 52,816
                                         ========       ========       ========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                       YEAR ENDED JANUARY 31,
                                                    --------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----
Tax at U.S. statutory rates                         35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit       1.0        2.0        1.4
Other - net                                           .3         --         .6
                                                    ----       ----       ----
                                                    36.3%      37.0%      37.0%
                                                    ====       ====       ====

         The components of pretax earnings are as follows:

                                                    YEAR ENDED JANUARY 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------
United States                               $113,229      $140,850      $126,757
Foreign                                       87,525        65,193        15,973
                                            --------      --------      --------
                                            $200,754      $206,043      $142,730
                                            ========      ========      ========

         The Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards of $154,000,000. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2001 through 2009. A valuation allowance of $17,000,000 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

         The cumulative amount of undistributed earnings of international subsidiaries for which U.S. income taxes have not been provided was approximately $147,000,000 at January 31, 2000. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

STOCK COMPENSATION PLANS

         At January 31, 2000, the Company had three stock-based compensation plans, as well as an employee stock purchase plan, an employee stock ownership plan and a retirement savings plan, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan.

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

         In June 1990, the shareholders approved the 1990 Incentive and Non-Statutory Stock Option Plan (the "1990 Plan") which covers an aggregate of 10,000,000 shares (as amended in June 1997) of common stock. The 1990 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights ("SARs") and limited stock appreciation rights ("Limited SARs") at prices determined by the stock option committee, except for incentive stock options which are granted at the fair market value of the stock on the date of grant. Incentive options granted under the 1990 Plan become exercisable over a five year period while the date of exercise of non-statutory options is determined by the stock option committee. As of January 31, 2000, no SARs or Limited SARs had been granted under the 1990 Plan. Options granted under the 1985 Plan and the 1990 Plan expire 10 years from the date of grant, unless a shorter period is specified by the stock option committee.

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

         A summary of the status of the Company's stock option plans is as follows:

                                             JANUARY 31,             JANUARY 31,           JANUARY 31,
                                                2000                   1999                   1998
                                      -----------------------  ---------------------  --------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                        SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                      -----------------------  ---------------------  --------------------
Outstanding at beginning
  of year                             4,364,075     $26.88     3,881,545   $19.43     3,285,818   $14.31
Granted                               3,050,700      17.87     1,661,400    40.27     1,643,400    26.65
Exercised                              (948,180)     16.21      (609,620)   14.24      (720,573)   13.23
Canceled                               (424,035)     26.69      (569,250)   28.68      (327,100)   17.57
                                      ---------                ---------              ---------
Outstanding at year end               6,042,560      24.12     4,364,075    26.88     3,881,545    19.43
                                      =========                =========              =========
Options exercisable at
  year end                            1,993,750                  768,425                601,895

Available for grant at year
  end                                   869,635                3,496,000              4,588,000

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                       -------------------------------------------        -------------------------
                                        WEIGHTED-
                                         AVERAGE         WEIGHTED-                         WEIGHTED-
  RANGE OF                NUMBER        REMAINING         AVERAGE           NUMBER          AVERAGE
  EXERCISE             OUTSTANDING   CONTRACTUAL LIFE     EXERCISE        EXERCISABLE      EXERCISE
   PRICES              AT 1/31/00        (YEARS)           PRICE           AT 1/31/00        PRICE
-------------          ----------    ----------------    ---------        -----------      --------
Under $ 14.38             846,185         5.21            $12.52            539,785         $11.99
14.56 - 16.50           1,989,665         8.99             16.41            806,375          16.29
17.13 - 24.13           1,416,360         6.98             22.30            525,190          22.41
24.97 - 41.00           1,579,850         8.01             38.36             87,600          34.71
41.75 - 48.69             210,500         8.01             44.89             34,800          44.56
                        ---------                                         ---------
                        6,042,560                                         1,993,750
                        =========                                         =========

EMPLOYEE STOCK PURCHASE PLAN

         Under the 1995 Employee Stock Purchase Plan approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company's U.S. and Canadian subsidiaries. Under the terms of the plan, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since plan inception, the Company has sold 251,795 shares as of January 31, 2000. All shares purchased under this plan must be retained for a period of one year.

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

                                                YEAR ENDED JANUARY 31,
                                       ----------------------------------------
                                         2000            1999             1998
                                       --------        --------         -------
Net income                             $113,603        $120,548         $85,344
Net income per common share:
  Basic                                    2.20            2.42            1.91
  Diluted                                  1.95            2.32            1.83

         The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2000, 1999 and 1998 was $9.20, $24.04 and $14.80, respectively. The following assumptions were used for the years ended January 31, 2000, 1999 and 1998, respectively:

--------------------------------------------------------------------------------------
                              EXPECTED                                        EXPECTED
YEAR ENDED      GRANT          OPTION        EXPECTED       RISK-FREE         DIVIDEND
JANUARY 31,     DATE            TERM        VOLATILITY     INTEREST RATE        YIELD
--------------------------------------------------------------------------------------
   2000       3/29/1999         2-5            65%         5.00% - 5.23%         0%
             10/28/1999          5             65%             6.03%             0%
   1999       3/29/1998          5             65%             5.68%             0%
   1998       3/29/1997        4.87            56%             6.76%             0%

         Results may vary depending on the assumptions applied within the model.

STOCK OWNERSHIP AND RETIREMENT SAVINGS PLANS

         In 1984 the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. Contributions in the form of company stock, were made to employees' accounts on an annual basis upon approval by the Board of Directors. The ESOP provided for distribution of vested percentages of the Company's common stock to participants. Such benefit became fully vested after seven years of qualified service. The Company also offered its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code ("401(k) Plan"). The Company's 401(k) Plan provided the ability for the Company to match deferrals in an amount determined annually by the Company's Board of Directors, most recently equal to 50% of the first 5% of each participant's deferrals to a maximum contribution amount of $500.

         Effective January 1, 2000, the Company merged the assets of the ESOP and 401(k) Plan to form the Tech Data Corporation 401(k) Savings Plan ("the 401(k) Savings Plan"). Participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participants's deferrals, with no maximum, and participants are fully vested following four years of qualified service.

         At January 31, 2000, 825,000 shares of Tech Data stock were held by the Company's 401(k) Savings Plan at January 31, 1999, 813,000 shares of Tech Data common stock were held by the Company's ESOP. Aggregate contributions made by the Company to these plans were $2,740,000, $1,992,000 and $2,460,000 for 2000,
1999 and 1998, respectively.

NOTE 9 - CAPITAL STOCK:

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

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases distribution facilities and certain equipment under noncancelable operating leases which expire at various dates through 2015. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 2001 - $35,413,000; 2002 - $26,262,000; 2003 -
$19,062,000; 2004 - $10,054,000; 2005 - $7,322,000 and $23,993,000 thereafter.
Rental expense for all operating leases amounted to $39,394,000, $27,015,000 and $15,704,000 in 2000, 1999 and 1998, respectively.

NOTE 11 - SEGMENT INFORMATION:

         The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief executive officer for decisions on resource allocation.

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and related logistics and other value-added services. Based on geographic location, the Company has three principal segments. These geographical segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International areas (Canada, Argentina, Brazil, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies.

         Financial information by geographic segments is as follows (in thousands):

                                                                              OTHER
                                        UNITED STATES        EUROPE       INTERNATIONAL        TOTAL
                                        -------------     -----------     -------------     -----------
FISCAL YEAR 2000
----------------
Net sales to unaffiliated customers      $ 8,407,324      $ 7,528,978      $ 1,055,448      $16,991,750
                                         ===========      ===========      ===========      ===========
Operating income                         $   165,813      $    95,184      $    10,875      $   271,872
                                         ===========      ===========      ===========      ===========
Identifiable assets                      $ 1,806,376      $ 1,999,116      $   318,326      $ 4,123,818
                                         ===========      ===========      ===========      ===========

FISCAL YEAR 1999
----------------
Net sales to unaffiliated customers      $ 6,359,124      $ 4,540,108      $   629,767      $11,528,999
                                         ===========      ===========      ===========      ===========
Operating income                         $   156,142      $    73,585      $       577      $   230,304
                                         ===========      ===========      ===========      ===========
Identifiable assets                      $ 1,555,325      $ 2,112,546      $   177,116      $ 3,844,987
                                         ===========      ===========      ===========      ===========

FISCAL YEAR 1998
----------------
Net sales to unaffiliated customers      $ 5,434,833      $ 1,148,036      $   473,750      $ 7,056,619
                                         ===========      ===========      ===========      ===========
Operating income                         $   148,485      $    20,122      $     4,031      $   172,638
                                         ===========      ===========      ===========      ===========
Identifiable assets                      $ 1,558,337      $   534,192      $    92,854      $ 2,185,383
                                         ===========      ===========      ===========      ===========

                     TECH DATA CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - UNAUDITED INTERIM FINANCIAL INFORMATION:


                                                        QUARTER ENDED
                                  ----------------------------------------------------------
                                   APRIL 30        JULY 31        OCTOBER 31      JANUARY 31
                                  ----------      ----------      ----------      ----------
                                                (In thousands, except per share amounts)
FISCAL YEAR 2000
----------------
Net sales                         $3,877,158      $4,024,965      $4,310,072      $4,779,555
Gross profit                         225,242         222,484         231,353         254,585
Net income                            28,024          29,416          33,004          37,057
Net income per common share:
  Basic                                  .55             .57             .63             .71
  Diluted                                .53             .54             .60             .67

                                                        QUARTER ENDED
                                  -----------------------------------------------------------
                                   APRIL 30       JULY 31(1)      OCTOBER 31     JANUARY 31(1)
                                  ----------      ----------      ----------     ------------
                                                (In thousands, except per share amounts)
FISCAL YEAR 1999
----------------
Net sales                         $2,184,366      $2,213,261      $3,278,401      $3,852,971
Gross profit(2)                      138,513         143,371         213,754         227,208
Net income                            23,105          35,279          34,088          36,480
Net income per common share:
  Basic                                  .48             .73             .67             .71
  Diluted                                .46             .70             .63             .67

(1) Net income for the Company's quarters ended July 31, 1998 and January 31, 1999 include a pre-tax gain of $12,500,000 and $3,200,000, respectively, related to the sale of Macrotron. See further discussion in Note 2 - Acquisition and Disposition of Subsidiaries.

(2) Certain prior year balances have been reclassified to conform with current year presentation.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEMS 10, 11, 12 AND 13.

         The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2000 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a)  See index to financial statements and schedules included in
               Item 8.

          (b) The Company filed the following reports on Form 8-K during the fiscal year ended January 31, 2000:

               None

          (c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

          3-A(1) -- Articles of Incorporation of the Company as amended to April
                    23, 1986.

          3-B(2) -- Articles of Amendment to Articles of Incorporation of the
                    Company filed on August 27, 1987.

          3-C(13)-- By-Laws of the Company as amended to November 28, 1995.

          3-F(9) -- Articles of Amendment to Articles of Incorporation of the
                    Company filed on July 15, 1993.

          4-E(15)-- Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.

          10-F(4)-- Incentive Stock Option Plan, as amended, and form of option agreement.

         10-G(10)-- Employee Stock Ownership Plan as amended December 16, 1994.

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

         10-W(5) -- Irrevocable Proxy and Escrow Agreement dated April 5, 1991.

         10-X(6) -- First Amendment to the Employment Agreement between the
                    Company and Edward C. Raymund dated November 13, 1992.

         10-Y(6) -- First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November 13, 1992.

         10-Z(7) -- 1990 Incentive and Non-Statutory Stock Option Plan as
                    amended.

         10-AA(7)-- Non-Statutory Stock Option Grant Form.

         10-BB(7)-- Incentive Stock Option Grant Form.

         10-CC(8)-- Employment Agreement between the Company and Steven A.
                    Raymund dated February 1, 1992.

         10-EE(10)--Retirement Savings Plan as amended January 26, 1994.

         10-FF(9)-- Revolving Credit and Reimbursement Agreement dated December
                    22, 1993.

         10-GG(9)-- Transfer and Administration Agreement dated December 22,
                    1993.

         10-HH(10)--Amendments (Nos. 1-4) to the Transfer and Administration
                    Agreement.

         10-II(10)--Amended and Restated Revolving Credit and Reimbursement
                    Agreement dated July 28, 1994, as amended.

         10-JJ(10)--Revolving Foreign Currency Agreement dated August 4, 1994, as amended.

         10-KK(13)--Amendments (Nos. 5,6) to the Transfer and Administration
                    Agreement.

         10-LL(13)--Amendments (Nos. 3-5) to the Amended and Restated Revolving
                    Credit and Reimbursement Agreement dated July 28, 1994, as amended.

         10-MM(13)--Amendments (Nos. 3-5) to the Revolving Foreign Currency
                    Agreement dated August 4, 1994, as amended.

         10-NN(12)--Non-Employee Directors' 1995 Non-Statutory Stock Option
                    Plan.

         10-OO(12)--1995 Employee Stock Purchase Plan.

         10-PP(12)--Employment Agreement between the Company and A. Timothy
                    Godwin dated as of December 5, 1995.

         10-QQ(14)--Amended and Restated Transfer and Administration Agreement
                    dated January 21, 1997.

         10-RR(14)--Amendment Number 1 to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-SS(14)--Revolving Credit and Reimbursement Agreement dated May 23,
                    1996.

         10-TT(15)--Amendment Number 2 to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-UU(15)--Revolving Credit and Reimbursement Agreement dated August
                    28, 1997.

         10-VV(16)--Amendment Number 3 to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-WW(17)--Amendments (Nos. 1-2) to the Revolving Credit and
                    Reimbursement Agreement dated August 28, 1997, as amended.

         10-XX(17)--Amendments (Nos. 4-6) to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-YY(18)--Second Amended and Restated Trasfer and Administration
                    Agreement dated February 10, 1999.

         10-ZZ(19)--Amendments (Nos. 1,2) to Second Amended and Restated
                    Transfer and Administration Agreement.

         21(19)  -- Subsidiaries of Registrant.

         27(3)   -- Financial Data Schedule (included in the electronic version only).

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

(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.
(16) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1998, File No. 0-14625.
(17) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1999, File No. 0-14625.
(18) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1999, File No. 0-14625.
(19) To be filed by amendment.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Tech Data Corporation:

         Our audits of the consolidated financial statements referred to in our report dated March 28, 2000 appearing on page 20 of this Form 10-K of Tech Data Corporation also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Tampa, Florida
March 28, 2000




              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-21879, 33-41074, 33-62181, 33-60479, 333-93801
and 333-85509) of Tech Data Corporation of our report dated March 28, 2000 appearing on page 20 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule appearing above.

PricewaterhouseCoopers LLP
Tampa, Florida
April 26, 2000




              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-21879, 33-41074, 33-62181, 33-60479, 333-93801 and 333-85509) of
Tech Data Corporation of our report dated March 28, 2000, relating to the consolidated balance sheet of Computer 2000 Aktiengesellschaft and subsidiaries as of January 31, 2000, which report appears in the January 31, 2000 annual report on Form 10-K of Tech Data Corporation dated March 28, 2000.

KPMG Hartkopf + Rentrop Treuhand KG
Wirtschaftsprufungsgesellschaft
Cologne
April 26, 2000

                                                                     SCHEDULE II

                     TECH DATA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                              ADDITIONS
                                               -------------------------------------
                                   BALANCE AT  CHARGED TO                                 BALANCE
                                   BEGINNING    COST AND                                 AT END OF
DESCRIPTION                        OF PERIOD    EXPENSES     DEDUCTIONS     OTHER(1)       PERIOD
-----------                        ---------    --------     ----------     --------       ------
Allowance for doubtful accounts
  receivable and sales returns:
January 31,
   2000                             $60,521      $40,877      $(44,932)     $  5,151      $61,617
   1999                              29,731       34,810       (31,707)       27,687       60,521
   1998                              23,922       22,634       (26,153)        9,328       29,731

----------

(1) Other includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency and the effect of the change in year end of certain subsidiaries (See Note 3 to Notes to Consolidated Financial Statements).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2000.

                                     TECH DATA CORPORATION

                                     By        /s/ STEVEN A. RAYMUND
                                        ----------------------------------------
                                                   Steven A. Raymund,
                                          Chairman of the Board of Directors;
                                                   Chief Executive Officer

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

         SIGNATURE                                 TITLE                             DATE
         ---------                                 -----                             ----
  /s/ STEVEN A. RAYMUND              Chairman of the Board of Directors;         May 1, 2000
-------------------------------        Chief Executive Officer
Steven A. Raymund

  /s/ JEFFERY P. HOWELLS             Executive Vice President and                May 1, 2000
-------------------------------        Chief Financial Officer; Director
Jeffery P. Howells                     (principal financial officer)

  /s/ JOSEPH B. TREPANI              Senior Vice President and Corporate         May 1, 2000
-------------------------------        Controller (principal accounting officer)
Joseph B. Trepani

  /s/ ARTHUR W. SINGLETON            Corporate Vice President, Treasurer         May 1, 2000
-------------------------------        and Secretary
Arthur W. Singleton

  /s/ CHARLES E. ADAIR               Director                                    May 1, 2000
-------------------------------
Charles E. Adair

  /s/ MAXIMILIAN ARDELT              Director                                    May 1, 2000
-------------------------------
Maximilian Ardelt

  /s/ JAMES M. CRACCHIOLO            Director                                    May 1, 2000
-------------------------------
James M. Cracchiolo

  /s/ DANIEL M. DOYLE                Director                                    May 1, 2000
-------------------------------
Daniel M. Doyle

  /s/ EDWARD C. RAYMUND              Director; Chairman Emeritus                 May 1, 2000
-------------------------------
Edward C. Raymund

  /s/ KATHY MISUNAS                  Director                                    May 1, 2000
-------------------------------
Kathy Misunas

  /s/ DAVID M. UPTON                 Director                                    May 1, 2000
-------------------------------
David M. Upton

  /s/ JOHN Y. WILLIAMS               Director                                    May 1, 2000
-------------------------------
John Y. Williams