Form 10-K405/A
period 2000-01-31
TECH DATA CORP
filed 2000-06-01
CIK 790703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

================================================================================

Note: The purpose of this amendment is to file exhibits previously indicated as "to be filed by amendment" within the Tech Data Corporation Form 10-K for the period ended January 31, 2000 filed on May 1, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a)  See index to financial statements and schedules included in
               Item 8 of the Tech Data Corporation Form 10-K for the period ended January 31, 2000 filed on May 1, 2000.

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

         10-VV(16)--Amendment Number 3 to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-WW(17)--Amendments (Nos. 1-2) to the Revolving Credit and
                    Reimbursement Agreement dated August 28, 1997, as amended.

         10-XX(17)--Amendments (Nos. 4-6) to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as amended.

         10-YY(18)--Second Amended and Restated Trasfer and Administration
                    Agreement dated February 10, 1999.

         10-ZZ(3) --Amendments (Nos. 1,2) to Second Amended and Restated
                    Transfer and Administration Agreement.

         21(3)    --Subsidiaries of Registrant.

         27(19)   --Financial Data Schedule (included in the electronic version only).

         99-A(19) --Cautionary Statement For Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995.

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

(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.
(16) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1998, File No. 0-14625.
(17) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1999, File No. 0-14625.
(18) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1999, File No. 0-14625.
(19) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 2000, File No. 0-14625.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2000.

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

         SIGNATURE                                 TITLE                             DATE
         ---------                                 -----                             ----
  /s/ STEVEN A. RAYMUND              Chairman of the Board of Directors;         June 1, 2000
-------------------------------        Chief Executive Officer
Steven A. Raymund

  /s/ JEFFERY P. HOWELLS             Executive Vice President and                June 1, 2000
-------------------------------        Chief Financial Officer; Director
Jeffery P. Howells                     (principal financial officer)

  /s/ JOSEPH B. TREPANI              Senior Vice President and Corporate         June 1, 2000
-------------------------------        Controller (principal accounting officer)
Joseph B. Trepani

  /s/ ARTHUR W. SINGLETON            Corporate Vice President, Treasurer         June 1, 2000
-------------------------------        and Secretary
Arthur W. Singleton

  /s/ CHARLES E. ADAIR               Director                                    June 1, 2000
-------------------------------
Charles E. Adair

  /s/ MAXIMILIAN ARDELT              Director                                    June 1, 2000
-------------------------------
Maximilian Ardelt

  /s/ JAMES M. CRACCHIOLO            Director                                    June 1, 2000
-------------------------------
James M. Cracchiolo

  /s/ DANIEL M. DOYLE                Director                                    June 1, 2000
-------------------------------
Daniel M. Doyle

  /s/ EDWARD C. RAYMUND              Director; Chairman Emeritus                 June 1, 2000
-------------------------------
Edward C. Raymund

  /s/ KATHY MISUNAS                  Director                                    June 1, 2000
-------------------------------
Kathy Misunas

  /s/ DAVID M. UPTON                 Director                                    June 1, 2000
-------------------------------
David M. Upton

  /s/ JOHN Y. WILLIAMS               Director                                    June 1, 2000
-------------------------------
John Y. Williams