Form 10-Q
period 2000-04-30
TECH DATA CORP
filed 2000-06-14
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended APRIL 30, 2000
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625
                      ---------

                              TECH DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                            NO. 59-1578329
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5350 TECH DATA DRIVE, CLEARWATER, FLORIDA                           33760
----------------------------------------                          ----------
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

                                 Yes X     No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
                 CLASS                                       JUNE 6, 2000
----------------------------------------                    --------------
Common stock, par value $.0015 per share                      53,056,626

                     TECH DATA CORPORATION AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2000
                 ----------------------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1.   Financial Statements

                   Consolidated Balance Sheet as of
                        April 30, 2000 (unaudited) and
                        January 31, 2000                                     3

                   Consolidated Statement of Income
                        (unaudited) for the three months
                         ended April 30, 2000 and 1999                       4

                   Consolidated Statement of Cash Flows
                        (unaudited) for the three months
                        ended April 30, 2000 and 1999                        5

                   Notes to Consolidated Financial Statements
                        (unaudited)                                         6-8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            9-13

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk                                               13


PART II. OTHER INFORMATION

         Items 1-5 required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended April 30, 2000.

         Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                              APRIL 30,       JANUARY 31,
                                                                                2000              2000
                                                                            -----------       -----------
                                     ASSETS                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                 $    45,458       $    31,786
  Accounts receivable, less allowance for
    doubtful accounts of $63,428 and $61,617                                  2,013,753         1,906,315
  Inventories                                                                 1,459,262         1,540,030
  Prepaid and other assets                                                       92,954           109,674
                                                                            -----------       -----------
    Total current assets                                                      3,611,427         3,587,805
Property and equipment, net                                                     155,287           154,008
Excess of cost over acquired net assets, net                                    300,059           302,531
Other assets, net                                                                88,434            79,474
                                                                            -----------       -----------
                                                                            $ 4,155,207       $ 4,123,818
                                                                            ===========       ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                                    $ 1,053,169       $ 1,006,809
  Accounts payable                                                            1,446,470         1,524,330
  Accrued expenses                                                              302,804           261,077
                                                                            -----------       -----------
    Total current liabilities                                                 2,802,443         2,792,216
Long-term debt                                                                  320,949           316,840
                                                                            -----------       -----------
     Total liabilities                                                        3,123,392         3,109,056
                                                                            -----------       -----------
Minority interest                                                                 1,106             1,067
                                                                            -----------       -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                                         5                 5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 52,971,489 and
    52,231,581 issued and outstanding                                                79                78
  Additional paid-in capital                                                    548,338           530,238
  Retained earnings                                                             593,467           556,248
  Accumulated other comprehensive loss                                         (111,180)          (72,874)
                                                                            -----------       -----------
    Total shareholders' equity                                                1,030,709         1,013,695
                                                                            -----------       -----------
                                                                            $ 4,155,207       $ 4,123,818
                                                                            ===========       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          THREE MONTHS ENDED
                                                              APRIL 30,
                                                    -----------------------------
                                                        2000              1999
                                                    -----------       -----------
Net sales                                           $ 4,924,516       $ 3,877,158
                                                    -----------       -----------
Cost and expenses:
  Cost of products sold                               4,666,657         3,651,916
  Selling, general and administrative expenses          182,478           158,249
                                                    -----------       -----------

                                                      4,849,135         3,810,165
                                                    -----------       -----------

Operating income                                         75,381            66,993
Interest expense                                         18,751            16,914
Net foreign currency exchange (gain)/loss                  (795)            4,757
                                                    -----------       -----------

Income before income taxes                               57,425            45,322
Provision for income taxes                               20,098            17,179
                                                    -----------       -----------

Income before minority interest                          37,327            28,143
Minority interest                                           108               119
                                                    -----------       -----------

Net income                                          $    37,219       $    28,024
                                                    ===========       ===========

Net income per common share:

  Basic                                             $       .71       $       .55
                                                    ===========       ===========
  Diluted                                           $       .68       $       .53
                                                    ===========       ===========

Weighted average common shares outstanding:

  Basic                                                  52,322            51,133
                                                    ===========       ===========
  Diluted                                                58,470            57,421
                                                    ===========       ===========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                           APRIL 30,
                                                                 -----------------------------
                                                                     2000              1999
                                                                 -----------       -----------
Cash flows from operating activities:
  Cash received from customers                                   $ 4,742,913       $ 3,986,162
  Cash paid to suppliers and employees                            (4,753,804)       (3,887,109)
  Interest paid                                                      (20,343)          (23,478)
  Income taxes paid                                                  (24,745)          (25,664)
                                                                 -----------       -----------
    Net cash (used in) provided by operating activities              (55,979)           49,911
                                                                 -----------       -----------

Cash flows from investing activities:
  Acquisition of business, net of cash acquired                      (17,040)          (12,305)
  Capital expenditures                                               (10,724)          (15,264)
                                                                 -----------       -----------
     Net cash used in investing activities                           (27,764)          (27,569)
                                                                 -----------       -----------

Cash flows from financing activities:
  Proceeds from the issuance of common stock                          18,101             2,206
  Net borrowings (repayments) under revolving credit loan             83,024           (32,884)
  Principal payments on long-term debt                                  (134)              (56)
                                                                 -----------       -----------
    Net cash provided by (used in) financing activities              100,991           (30,734)
                                                                 -----------       -----------
Effect of exchange rate changes on cash                               (3,576)               --
                                                                 -----------       -----------
Net increase (decrease) in cash and cash equivalents                  13,672            (8,392)
Cash and cash equivalents at beginning of period                      31,786             8,615
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $    45,458       $       223
                                                                 ===========       ===========

Reconciliation of net income to net cash (used in)
  provided by operating activities:
Net income                                                       $    37,219       $    28,024
                                                                 -----------       -----------

  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                     15,707            13,840
    Provision for losses on accounts receivable                       11,047            10,136
    Foreign currency transaction (gain) loss                            (795)            4,757
    (Increase) decrease in assets:
      Accounts receivable                                           (181,606)          109,004
      Inventories                                                     43,067            84,761
      Prepaid and other assets                                         5,868             6,650
    Increase (decrease) in liabilities:
      Accounts payable                                               (41,398)         (212,187)
      Accrued expenses                                                54,912             4,926
                                                                 -----------       -----------
        Total adjustments                                            (93,198)           21,887
                                                                 -----------       -----------
 Net cash (used in) provided by operating activities             $   (55,979)      $    49,911
                                                                 ===========       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation ("the Company" or ("Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of April 30, 2000 and the results of their operations and cash flows for the three months ended April 30, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2001.

NOTE 2 - ACQUISITION OF BUSINESS:

         In July 1998, the Company acquired approximately 83% of the outstanding voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor. In connection with the acquisition (accounted for under the purchase method), the Company was subject to additional contingent purchase price payments. The Company negotiated the resolution of this contingency during April 2000, which resulted in an increase to the purchase price of Computer 2000 and the recognition of approximately $15.9 million in additional goodwill recorded as of April 30, 2000. As a result of the initial and subsequent purchase transactions, the Company currently owns approximately 99.8% of Computer 2000.

NOTE 3 - NET INCOME PER COMMON SHARE:

         Basic Earnings Per Share ("Basic EPS") excludes from the calculation of earnings per share the potential for dilution of earnings by certain common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur assuming the conversion of certain common stock equivalents, such as the Company's convertible subordinated notes, as well as the exercise of stock options, using the if-converted and treasury stock methods, respectively.

         The composition of basic and diluted net income per common share is as follows:

                                                               THREE MONTHS ENDED APRIL 30,
                                         ------------------------------------------------------------------------
                                                        2000                                  1999
                                         ---------------------------------      ---------------------------------
                                                       WEIGHTED      PER                     WEIGHTED       PER
                                            NET        AVERAGE      SHARE         NET        AVERAGE       SHARE
                                          INCOME       SHARES       AMOUNT       INCOME       SHARES       AMOUNT
                                         -------       ------      -------      -------       ------      -------
                                                           (In thousands, except per share amounts)
Net income per common
  share - basic                          $37,219       52,322      $   .71      $28,024       51,133      $   .55
                                                                   =======                                =======

Effect of dilutive securities:
  Stock options                               --          815                        --          955
  5% convertible subordinated notes        2,438        5,333                     2,363        5,333
                                         -------      -------                   -------      -------

Net income per common
  share - diluted                        $39,657       58,470      $   .68      $30,387       57,421      $   .53
                                         =======      =======      =======      =======      =======      =======


         At April 30, 2000 and 1999, there were 2,439,000 and 2,808,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dulitve.

NOTE 4 - COMPREHENSIVE INCOME:

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of the foreign currency translation adjustment. The Company's comprehensive loss for the three months ended April 30, 2000 and 1999 was $1.1 million and $25.6 million, respectively.

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

         Financial information by geographic segment is as follows (in thousands):

                                                                           OTHER
                                       UNITED STATES       EUROPE      INTERNATIONAL        TOTAL
                                       -------------     ----------    -------------     ----------
APRIL 30, 2000
--------------
Net sales to unaffiliated customers      $2,635,705      $1,951,913      $  336,898      $4,924,516
                                         ==========      ==========      ==========      ==========
Operating income                         $   49,691      $   22,024      $    3,666      $   75,381
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,925,321      $1,927,594      $  302,292      $4,155,207
                                         ==========      ==========      ==========      ==========

APRIL 30,1999
-------------
Net sales to unaffiliated customers      $1,782,255      $1,910,181      $  184,722      $3,877,158
                                         ==========      ==========      ==========      ==========
Operating income                         $   31,861      $   33,224      $    1,908      $   66,993
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,514,101      $1,899,094      $  163,631      $3,576,826
                                         ==========      ==========      ==========      ==========


NOTE 6 - REVOLVING CREDIT LOANS:

         In May 2000, the Company entered into a new three-year $415 million Revolving Credit Facility with a syndicate of banks, replacing its former $550 million Revolving Credit Facility. The Company pays interest under this Revolving Credit Facility at the applicable eurocurrency rate plus a margin based on the Company's credit rating. Additionally, in May 2000 the Company entered into a new one-year $700 million Receivables Securitization Program with a syndicate of banks, replacing its former $650 million Receivables Securitization Program. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company entered into non-cash transactions representing capital lease obligations of approximately $5.4 million during the first quarter of fiscal 2001.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT:

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements within this Quarterly Report on Form 10-Q are "forward-looking statements" as described in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99A to the Company's Annual Report on Form 10-K for the year ended January 31, 2000 for further information.

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for the quarters ended April 30, 2000 and 1999 as follows:

                                                         PERCENTAGE OF
                                                           NET SALES
                                                     --------------------
                                                         QUARTER ENDED
                                                           APRIL 30,
                                                     --------------------
                                                      2000          1999
                                                     ------        ------
Net sales                                             100.0%        100.0%
                                                     ------        ------
Cost and expenses:
   Cost of products sold                              94.76         94.19
   Selling, general and administrative expenses        3.71          4.08
                                                     ------        ------
                                                      98.47         98.27
                                                     ------        ------
Operating income                                       1.53          1.73
Interest expense                                        .38           .44
Net foreign currency exchange (gain)/loss              (.02)          .12
                                                     ------        ------
Income before income taxes                             1.17          1.17
Provision for income taxes                              .41           .44
                                                     ------        ------
Income before minority interest                         .76           .73
Minority interest                                        --            --
                                                     ------        ------
Net income                                              .76%          .73%
                                                     ======        ======


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

         Net sales increased 27.0% to $4.9 billion in the first quarter of fiscal 2001 compared to $3.9 billion in the first quarter of last year. This increase is primarily attributable to growth in the Company's U.S. business through the addition of new customers and gains in market share, as well as the addition of new product lines and the expansion of existing product lines in all geographies. The Company's first quarter U.S., Europe and other international sales grew 47.9%, 2.2% and 82.4%, respectively, compared to the first quarter of last year. European sales grew 18.6% during the first quarter on a local currency basis. Total international sales in the first quarter of fiscal 2001 represent approximately 46% of consolidated net sales compared with 54% in the prior year.

         The cost of products sold as a percentage of net sales increased from 94.2% in the first quarter of fiscal 2000 to 94.8% in the current period. The increase is a result of competitive market conditions, the increase in the Company's sales mix of lower margin computer systems as a percentage of total sales and the Company's increased participation in customer outsourcing activities, which, while maintaining reasonable pre-tax operating margins through cost and working capital efficiencies, provide for lower gross profit margins.

         Selling, general and administrative expenses increased 15.3% from $158.2 million in the first quarter of fiscal 2000 to $182.5 million in fiscal 2001, and as a percentage of net sales decreased to 3.7% from 4.1% in the comparable prior year period. The decline in selling, general and administrative expenses as a percentage of net sales is attributable to the realization of greater economies of scale as well as improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to increases in operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating profit in the first quarter of fiscal 2001 increased 12.5% to $75.4 million, or 1.5% of net sales, compared to $67.0 million, or 1.7% of net sales in the first quarter of fiscal 2000. A factor contributing to the decrease in the operating profit margin was the competitive market conditions experienced by the Company.

         Interest expense increased from $16.9 million in the first quarter of fiscal 2000 to $18.8 million in the current quarter due to an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures combined with an increase in short-term interest rates on the Company's floating rate indebtedness.

         The Company reported a net foreign currency exchange gain of $.8 million in the first quarter of fiscal 2001, as compared to a net foreign currency exchange loss of $4.8 million in the comparable quarter last year. The fluctuation is primarily related to the devaluation of the Brazilian currency and weakening of currencies in various European countries in the first quarter of the prior year.

         The provision for income taxes increased 17.0% to $20.1 million in the first quarter of fiscal 2001 compared to $17.2 million last year. The increase is attributable to an increase in the Company's income before income taxes. The Company's estimated effective tax rate decreased from 37.9% in the first quarter of 2000 to 35.0% in the current year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period. The Company's effective tax rate for fiscal year 2000 was 36.3%.

         As a result of the factors described above, net income increased 32.8% to $37.2 million, or $.68 per diluted share, compared to $28.0 million, or $.53 per diluted share, in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities of $56.0 million during the first quarter of fiscal 2001 was primarily attributable to income from operations of $37.2 million combined with an increase in accounts receivable and reduction in accounts payable, offset by a decrease in inventory and an increase in accrued expenses.

         Net cash used in investing activities of $27.8 million during the first three months of fiscal 2001 was attributable to the continuing investment of $10.7 million related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers combined with the payment of $15.9 million related to the resolution of additional contingent purchase price payments associated with the purchase of Computer 2000 and $1.2 million related to other miscellaneous acquisitions. The Company expects to make capital expenditures of approximately $125 million during fiscal 2001 to further expand its management information systems, office facilities and equipment for distribution centers.

         Net cash provided by financing activities of $101.0 million during the first three months of fiscal 2001 reflects the net borrowings on the Company's revolving credit loans of $83.0 million and principal payments on long-term debt of $.1 million, combined with the proceeds from stock option exercises (including the related income tax benefit) of $18.1 million.

                  In May 2000, the Company entered into a new three-year $415 million Revolving Credit Facility with a syndicate of banks, replacing its former $550 million Revolving Credit Facility. The Company pays interest under this Revolving Credit Facility at the applicable eurocurrency rate plus a margin based on the Company's credit rating. Additionally, in May 2000 the Company entered into a new one-year $700 million Receivables Securitization Program with a syndicate of banks, replacing its former $650 million Receivables Securitization Program. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants. The Company believes that cash from operations, available and obtainable bank credit lines and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2001.

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

         The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its computer system, which contains detailed information on customers' payment history and other relevant information. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30 day payment terms. The Company also sells product on a prepay, credit card, cash on delivery and floor-plan basis.

YEAR 2000

         The Company's Year 2000 ("Y2K") compliance project determined the readiness of the Company's business for the Year 2000. The Company defined Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results. The Company has experienced no problems with its computer systems since the beginning of 2000 but will continue to monitor the systems to assess whether any problems develop. In addition, during fiscal 2000 the Company incurred approximately $11.2 million in expenses related to assessing and remedying any Y2K problems and upgrading computer systems, but does not expect to incur any additional material expenses related to Y2K issues going forward.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries and the legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

         The Company has implemented plans to address the issues raised by the euro conversion. These issues include, but are not limited to: the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate euro-demoninated transactions; and the need to analyze the legal and contractual implications of the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

         Since the implementation of the euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe and has been able to reduce certain hedging activities as a direct result of the conversion. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the initial roll-out of the euro.

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

COMMENTS ON FORWARD-LOOKING INFORMATION

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10-K for the year ended January 31, 2000, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

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

                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                                (Registrant)


SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

/s/ STEVEN A. RAYMUND        Chairman of the Board of             June 14, 2000
---------------------          Directors and Chief
Steven A. Raymund              Executive Officer


/s/ JEFFERY P. HOWELLS       Executive Vice President             June 14, 2000
----------------------         and Chief Financial Officer
Jeffery P. Howells             (principal financial officer)


/s/ JOSEPH B. TREPANI        Senior Vice President and            June 14, 2000
---------------------          Corporate Controller (principal
Joseph B. Trepani              accounting officer)


/s/ ARTHUR W. SINGLETON      Corporate Vice President,            June 14, 2000
-----------------------        Treasurer and Secretary
Arthur W. Singleton

                             EXHIBIT INDEX
                             -------------

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

    27       Financial Data Schedule