Form 10-Q
period 2000-07-31
TECH DATA CORP
filed 2000-09-14
CIK 790703

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 2000
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625
                      ---------

                              TECH DATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               FLORIDA                                         NO. 59-1578329
--------------------------------------                       -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5350 TECH DATA DRIVE, CLEARWATER, FLORIDA                           33760
-----------------------------------------                        ----------
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

                               Yes   X        No
                                   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
                  CLASS                                        SEPTEMBER 7, 2000
-----------------------------------------------                -----------------

Common stock, par value $.0015 per share                          53,674,718

                     TECH DATA CORPORATION AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2000
                  ---------------------------------------------

                                      INDEX

PART I.    FINANCIAL INFORMATION                                         PAGE(S)
                                                                         -------

           Item 1.   Financial Statements

                     Consolidated Balance Sheet as of
                          July 31, 2000 (Unaudited) and
                          January 31, 2000                                 3

                     Consolidated Statement of Income
                          (Unaudited) for the three and six
                          months ended July 31, 2000 and 1999              4

                     Consolidated Statement of Cash Flows
                          (Unaudited) for the six months
                          ended July 31, 2000 and 1999                     5

                     Notes to Consolidated Financial Statements
                          (Unaudited)                                      6-9

           Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    10-15

           Item 3.   Quantitative and Qualitative Disclosures About
                          Market Risk                                      15


PART II.   OTHER INFORMATION

           Items 1-3 and 5 required in Part II have been previously
                           filed, have been included in Part I of this report, or are not applicable for the quarter ended July 31, 2000.

           Item 4. Submission of Matters to a Vote of Security             16
                          Holders

           Item 6. Exhibits and Reports on Form 8-K                        16-17


SIGNATURES                                                                 17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                        JULY 31,         JANUARY 31,
                                                          2000              2000
                                                       -----------       -----------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $    82,260       $    31,786
  Accounts receivable, less allowance for
    doubtful accounts of $64,693 and $61,617             1,914,748         1,906,315
  Inventories                                            1,557,285         1,540,030
  Prepaid and other assets                                  93,640           109,674
                                                       -----------       -----------
    Total current assets                                 3,647,933         3,587,805
Property and equipment, net                                151,766           154,008
Excess of cost over acquired net assets, net               301,445           302,531
Other assets, net                                          102,944            79,474
                                                       -----------       -----------
                                                       $ 4,204,088       $ 4,123,818
                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                               $ 1,086,780       $ 1,006,809
  Accounts payable                                       1,388,110         1,524,330
  Accrued expenses                                         311,884           261,077
                                                       -----------       -----------
     Total current liabilities                           2,786,774         2,792,216
Long-term debt                                             321,704           316,840
                                                       -----------       -----------
        Total liabilities                                3,108,478         3,109,056
                                                       -----------       -----------
Minority interest                                            1,229             1,067
                                                       -----------       -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                    5                 5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 53,621,185
    and 52,231,581 issued and outstanding                       80                78
  Additional paid-in capital                               569,264           530,238
  Retained earnings                                        634,249           556,248
  Accumulated other comprehensive income                  (109,217)          (72,874)
                                                       -----------       -----------
     Total shareholders' equity                          1,094,381         1,013,695
                                                       -----------       -----------

                                                       $ 4,204,088       $ 4,123,818
                                                       ===========       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JULY 31,                          JULY 31,
                                                 -----------------------------      -----------------------------
                                                     2000              1999             2000              1999
                                                 -----------       -----------      -----------       -----------
Net sales                                        $ 4,996,973       $ 4,024,965      $ 9,921,489       $ 7,902,123
                                                 -----------       -----------      -----------       -----------

Cost and expenses:
  Cost of products sold                            4,731,740         3,802,481        9,398,397         7,454,397
  Selling, general and
    administrative expenses                          180,788           160,334          363,266           318,583
                                                 -----------       -----------      -----------       -----------

                                                   4,912,528         3,962,815        9,761,663         7,772,980
                                                 -----------       -----------      -----------       -----------

Operating profit                                      84,445            62,150          159,826           129,143
Interest expense                                      21,768            15,626           40,519            32,540
Net foreign currency exchange
  (gain) loss                                           (243)              406           (1,038)            5,163
                                                 -----------       -----------      -----------       -----------

Income before income taxes                            62,920            46,118          120,345            91,440
Provision for income taxes                            22,031            16,603           42,129            33,782
                                                 -----------       -----------      -----------       -----------

Income before minority interest                       40,889            29,515           78,216            57,658
Minority interest                                        107                99              215               218
                                                 -----------       -----------      -----------       -----------

Net income                                       $    40,782       $    29,416      $    78,001       $    57,440
                                                 ===========       ===========      ===========       ===========

Net income per common share:

Basic                                            $       .77       $       .57      $      1.48       $      1.12
                                                 ===========       ===========      ===========       ===========

Diluted                                          $       .72       $       .54      $      1.40       $      1.07
                                                 ===========       ===========      ===========       ===========

Weighted average common shares outstanding:

Basic                                                 53,162            51,425           52,747            51,280
                                                 ===========       ===========      ===========       ===========

Diluted                                               60,036            58,991           59,258            58,207
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

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 SIX MONTHS ENDED
                                                                     JULY 31,
                                                          -----------------------------
                                                             2000              1999
                                                          -----------       -----------
Cash flows from operating activities:
  Cash received from customers                            $ 9,842,566       $ 7,932,359
  Cash paid to suppliers and employees                     (9,810,691)       (7,876,353)
  Interest paid                                               (44,961)          (36,746)
  Income taxes paid                                           (39,943)          (32,130)
                                                          -----------       -----------

    Net cash used in operating activities                     (53,029)          (12,870)
                                                          -----------       -----------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired             (17,407)          (32,609)
  Capital expenditures                                        (24,882)          (29,944)
                                                          -----------       -----------

    Net cash used in investing activities                     (42,289)          (62,553)
                                                          -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       39,028            20,867
  Net borrowings under revolving credit loan                  109,856            51,422
  Repayments on long-term debt                                    (84)              (78)
                                                          -----------       -----------

    Net cash provided by financing activities                 148,800            72,211
                                                          -----------       -----------

Effect of exchange rate changes on cash                        (3,008)               --
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents           50,474            (3,212)
Cash and cash equivalents at beginning of period               31,786             8,615
                                                          -----------       -----------

Cash and cash equivalents at end of period                $    82,260       $     5,403
                                                          ===========       ===========

Reconciliation of net income to net cash used in operating activities:

Net income                                                $    78,001       $    57,440
                                                          -----------       -----------
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                              31,123            27,841
    Provision for losses on accounts receivable                21,884            19,766
    Foreign currency transaction (gain) loss                   (1,038)            5,163
    (Increase) decrease in assets:
      Accounts receivable                                     (78,927)           30,236
      Inventories                                             (46,461)           91,816
      Prepaid and other assets                                (10,995)          (47,271)
    (Decrease) increase in liabilities:
      Accounts payable                                       (107,795)         (228,622)
      Accrued expenses                                         61,179            30,761
                                                          -----------       -----------
        Total adjustments                                    (131,030)          (70,310)
                                                          -----------       -----------

 Net cash used in operating activities                    $   (53,029)      $   (12,870)
                                                          ===========       ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements and related notes included herein have been prepared by the Tech Data Corporation (the "Company" or "Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of July 31, 2000 and the results of their operations for the three and six months ended July 31, 2000 and 1999 and their cash flows for the six months ended July 31, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2001.

NOTE 2- NET INCOME PER COMMON SHARE:

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

                                                               THREE MONTHS ENDED JULY 31,
                                         ------------------------------------------------------------------------
                                                        2000                                   1999
                                         ---------------------------------       --------------------------------
                                                      WEIGHTED      PER                      WEIGHTED       PER
                                            NET       AVERAGE      SHARE           NET       AVERAGE       SHARE
                                          INCOME       SHARES      AMOUNT        INCOME       SHARES      AMOUNT
                                         -------      -------      -------       -------      ------      -------
                                                           (In thousands, except per share amounts)
Net income per common
  share - basic                          $40,782       53,162      $   .77      $29,416       51,425      $   .57
                                                                   =======                                =======

Effect of dilutive securities:
  Stock options                               --        1,541                         --       2,233
  5% convertible subordinated notes        2,438        5,333                      2,363       5,333
                                         -------      -------                    -------      ------

Net income per common
  share - diluted                        $43,220       60,036      $   .72       $31,779      58,991      $   .54
                                         =======      =======      =======       =======      ======      =======

                                                                   SIX MONTHS ENDED JULY 31,
                                         ------------------------------------------------------------------------
                                                        2000                                   1999
                                         ---------------------------------       --------------------------------
                                                      WEIGHTED      PER                      WEIGHTED       PER
                                            NET       AVERAGE      SHARE           NET       AVERAGE       SHARE
                                          INCOME       SHARES      AMOUNT        INCOME       SHARES      AMOUNT
                                         -------      -------      -------       -------      ------      -------
                                                           (In thousands, except per share amounts)
Net income per common
  share - basic                          $78,001       52,747      $  1.48       $57,440      51,280      $  1.12
                                                                   =======                                =======

Effect of dilutive securities:
  Stock options                               --        1,178                         --       1,594
  5% convertible subordinated notes        4,875        5,333                      4,725       5,333
                                         -------      -------                    -------      ------

Net income per common
  share - diluted                        $82,876       59,258      $  1.40       $62,165      58,207      $  1.07
                                         =======      =======      =======       =======      ======      =======

         The Company has excluded 175,300 shares from its calculation of earnings per share for the three and six months ended July 31, 2000 and has excluded 1,607,131 shares from its calculation of diluted earnings per share for the three and six months ended July 31, 1999 because their effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME:

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of the foreign currency translation adjustment. The Company's comprehensive income/(loss) for the three months ended July 31, 2000 and 1999 was $42.7 million and $7.8 million, respectively, and $41.7 million and $(17.7) million, for the six months ended July 31, 2000 and 1999, respectively.

NOTE 4 - SEGMENT INFORMATION:

         The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and logistics services. Financial and descriptive information is disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. Based on geographic location, the Company has three principal segments. These geographical segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International areas (Canada, Brazil, Argentina, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is income from operations.

         Financial information by geographic segment is as follows (in thousands):

                                                                           OTHER
                                        UNITED STATES      EUROPE       INTERNATIONAL       TOTAL
                                         ----------      ----------      ----------      ----------
THREE MONTHS ENDED JULY 31, 2000

Net sales to unaffiliated customers      $2,917,715      $1,759,278      $  319,980      $4,996,973
                                         ==========      ==========      ==========      ==========

Operating income                         $   62,996      $   18,158      $    3,291      $   84,445
                                         ==========      ==========      ==========      ==========

Identifiable assets                      $2,012,952      $1,888,896      $  302,240      $4,204,088
                                         ==========      ==========      ==========      ==========

THREE MONTHS ENDED JULY 31, 1999

Net sales to unaffiliated customers      $2,046,604      $1,718,175      $  260,186      $4,024,965
                                         ==========      ==========      ==========      ==========
Operating income                         $   41,574      $   19,649      $      927      $   62,150
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,713,592      $1,806,861      $  241,822      $3,762,275
                                         ==========      ==========      ==========      ==========

                                                                           OTHER
                                        UNITED STATES      EUROPE       INTERNATIONAL       TOTAL
                                         ----------      ----------      ----------      ----------
SIX MONTHS ENDED JULY 31, 2000

Net sales to unaffiliated customers      $5,553,420      $3,711,191      $  656,878      $9,921,489
                                         ==========      ==========      ==========      ==========
Operating income                         $  112,687      $   40,182      $    6,957      $  159,826
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $2,012,952      $1,888,896      $  302,240      $4,204,088
                                         ==========      ==========      ==========      ==========

SIX MONTHS ENDED JULY 31, 1999

Net sales to unaffiliated customers      $3,828,859      $3,628,356      $  444,908      $7,902,123
                                         ==========      ==========      ==========      ==========
Operating income                         $   73,435      $   53,143      $    2,565      $  129,143
                                         ==========      ==========      ==========      ==========
Identifiable assets                      $1,713,592      $1,806,861      $  241,822      $3,762,275
                                         ==========      ==========      ==========      ==========

NOTE 5 - REVOLVING CREDIT LOANS:

         The Company maintains a $445 million Revolving Credit Facility with a syndicate of banks which expires in May 2003. The Company pays interest under this Revolving Credit Facility at the applicable Eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company maintains a $700 million Receivables Securitization Program with a syndicate of banks which expires in May 2001. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company entered into non-cash transactions representing capital lease obligations of approximately $5.4 million during the first six months of fiscal 2001. The effect of exchange rate changes on cash in the prior year period was not material.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB statement No. 133" and is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A,"Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The future impact of these bulletins on the Company's results of operations is not expected to be material.

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

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for the three and six months ended July 31, 2000 and 1999 as follows:

                                                                                PERCENTAGE OF
                                                                                  NET SALES
                                                                  ------------------------------------------
                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JULY 31,                JULY 31,
                                                                  -------------------    -------------------
                                                                    2000       1999        2000       1999
                                                                  --------   --------    --------   --------
Net sales                                                           100.00%    100.00%     100.00%    100.00%
                                                                  --------   --------    --------   --------
Cost and expenses:
   Cost of products sold                                             94.69      94.48       94.73      94.33
   Selling, general and administrative expenses                       3.62       3.98        3.66       4.03
                                                                  --------   --------    --------   --------
                                                                     98.31      98.46       98.39      98.36
                                                                  --------   --------    --------   --------
Operating income                                                      1.69       1.54        1.61       1.64
Interest expense                                                       .44        .39         .41        .41
Net foreign currency exchange (gain)/loss                             (.01)       .01        (.01)       .07
                                                                  --------   --------    --------   --------
Income before income taxes                                            1.26       1.14        1.21       1.16
Provision for income taxes                                             .44        .41         .42        .43
                                                                  --------   --------    --------   --------
Income before minority interest                                        .82        .73         .79        .73
Minority interest                                                       --         --          --         --
                                                                  --------   --------    --------   --------
Net income                                                             .82%       .73%        .79%       .73%
                                                                  ========   ========    ========   ========

THREE MONTHS ENDED JULY 31, 2000 AND 1999
-----------------------------------------

         Net sales increased 24.2% to $5.0 billion in the second quarter of fiscal 2001 compared to $4.0 billion in the second quarter of last year. This increase is primarily attributable to growth in the Company's U.S. and other international business through the addition of new customers and gains in market share, as well as the addition of new product lines and the expansion of existing product lines in all geographies. The Company's second quarter U.S., Europe and other international sales grew 43%, 2% and 23%, respectively, compared to the second quarter of last year. European sales grew 16% during the second quarter on a local currency basis over the prior year period. Total international sales in the second quarter of fiscal 2001 represented approximately 42% of consolidated net sales compared with 49% in the prior year.

-----------------------------------------------------

         The cost of products sold as a percentage of net sales was 94.7% in the current period compared to 94.5% in the second quarter of fiscal 2000. The increase is a result of competitive market conditions, the increase in the Company's sales mix of lower margin computer systems as a percentage of total sales and the Company's increased participation in customer outsourcing activities, which, while maintaining reasonable pre-tax operating margins through cost and working capital efficiencies, provide for lower gross profit margins.

         Selling, general and administrative expenses increased 12.8% from $160.3 million in the second quarter of fiscal 2000 to $180.8 million in fiscal 2001, and as a percentage of net sales decreased to 3.6% from 4.0% in the comparable prior year period. The decline in selling, general and administrative expenses as a percentage of net sales is attributable to the realization of greater economies of scale as well as improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to increases in operating expenses needed to support the increased volume of business.

         As a result of the factors described above, operating income in the second quarter of fiscal 2001 increased 35.9% to $84.5 million, or 1.7% of net sales, compared to $62.2 million, or 1.5% of net sales in the second quarter of fiscal 2000.

         Interest expense increased from $15.6 million in the second quarter of fiscal 2000 to $21.8 million in the current quarter due to an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures combined with an increase in short-term interest rates on the Company's floating rate indebtedness.

         The Company reported a net foreign currency exchange gain of $.2 million in the second quarter of fiscal 2001, as compared to a net foreign currency exchange loss of $.4 million in the comparable quarter last year. This change is related to fluctuations in the foreign currencies of the various European countries in which the Company operates.

         The provision for income taxes increased 32.7% to $22.0 million in the second quarter of fiscal 2001 compared to $16.6 million last year. The increase is attributable to an increase in the Company's income before income taxes. The Company's estimated effective tax rate decreased from 36.0% in the second quarter of fiscal 2000 to 35.0% in the current year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period. The Company's effective tax rate for fiscal year 2000 was 36.3%.

         As a result of the factors described above, net income increased 38.6% to $40.8 million, or $.72 per diluted share, compared to $29.4 million, or $.54 per diluted share, in the prior year comparable period.

SIX MONTHS ENDED JULY 31, 2000 AND 1999
---------------------------------------

         Net sales increased 25.6% to $9.9 billion in the first six months of fiscal 2001 compared to $7.9 billion in the same period last year. Net income increased 35.8% to $78.0 million, or $1.40 per diluted share, in the first six months of fiscal 2001, compared to $57.4 million or $1.07 per diluted share.


         (The underlying reasons for the fluctuations in the results of operations for the six months ended July 31, 2000 are substantially the same as in the comparative quarterly discussion above and therefore, will not be repeated here.)

QUARTERLY DATA - SEASONALITY
----------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used in operating activities of $53.0 million during the first six months of fiscal 2001 was primarily attributable to income from operations of $78.0 million, partially offset by changes in accounts receivable, inventories, prepaid and other assets, accounts payable and accrued expenses.

         Net cash used in investing activities of $42.3 million during the first six months of fiscal 2001 was attributable to the continuing investment of $24.9 million related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers combined with the payment of $15.9 million related to the resolution of additional contingent purchase price payments associated with the purchase of Computer 2000 in the first quarter of fiscal 2001 and $1.5 million related to other miscellaneous acquisitions. The Company expects to make capital expenditures of $100-$125 million during fiscal 2001 to further expand its management information systems, office facilities and purchase equipment for distribution centers.

         Net cash provided by financing activities of $148.8 million during the first six months of fiscal 2001 reflects the net borrowings on the Company's revolving credit loans of $109.8 million and the proceeds from stock option exercises (including the related income tax benefit) of $39.0 million.

-------------------------------------------

         The Company maintains a $445 million Revolving Credit Facility with a syndicate of banks which expires in May 2003. The Company pays interest under this Revolving Credit Facility at the applicable Eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company maintains a $700 million Receivables Securitization Program with a syndicate of banks expiring in May 2001. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants. The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2001.

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

YEAR 2000
---------

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

EURO CONVERSION
---------------

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

         Since the implementation of the Euro on January 1, 1999, the Company has experienced improved efficiencies in its cash management program in Europe and has been able to reduce certain hedging activities as a direct result of the conversion. The Company has not experienced any material adverse effects on its financial position or results of operations in connection with the initial rollout of the Euro.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and SFAS No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activites - an amendment of FASB Statement No. 133" and is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A,"Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The SEC is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The future impact of these bulletins on the Company's results of operations is not expected to be material.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         At the 2000 Annual Meeting of Shareholders held June 20, 2000, the shareholders approved the following items:

   1. A proposal to approve the election of one director, James M. Cracchiolo, term to expire in 2002 and the election of three directors, Daniel M. Doyle, Kathy Misunas and Steven A. Raymund, terms to expire in 2003. Director's Maximilian Ardelt, Jeffery P. Howells, David M. Upton, Charles E. Adair, Edward C. Raymund and John Y. Williams will continue in office for their respective terms.

         The vote upon such proposal was 47,407,746 in favor, 593,725 against and as follows for each individual director:

                                            FOR                        AGAINST                  ABSTENTIONS
                                            ---------------------------------------------------------------
                  J. Cracchiolo             47,235,143                 172,603                  593,725
                  D. Doyle                  47,384,659                  23,087                  593,725
                  K. Misunas                47,402,939                   4,807                  593,725
                  S. Raymund                47,401,183                   6,563                  593,725

   2.    A proposal to approve the Company's 2000 Equity Incentive Plan.

         The vote upon such proposal was 28,464,153 in favor, 11,078,060 against, and 903,369 abstentions.

   3. A proposal to approve an amendment to the Non-Employee Directors' 1995 Non-Statutory Stock Option Plan.

         The vote upon such proposal was 34,168,759 in favor, 5,341,769 against, and 911,455 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                NO.                   DESCRIPTION
                ---                   -----------

                3-H    -   By-Laws of the Company as adopted on March 25, 1997.
                3-I    -   Amendment to By-Laws of the Company as adopted on
                           March 30, 1999.
                3-J    -   Amendment to By-Laws of the Company as adopted on
                           April 5, 2000.
               10-AAa  -   Transfer and Administration Agreement dated May 19,
                           2000.
               10-AAb  -   Credit Agreement dated as of May 8, 2000.
               10-AAc  -   Amended and Restated Participation Agreement dated as
                           of May 8, 2000.
               10-AAd  -   Amended and Restated Lease Agreement dated as of May
                           8, 2000.
               10-AAe  -   Amended and Restated Agency Agreement dated as of May
                           8, 2000.
               27      -   Financial Data Schedule (for SEC use only)

         (b)    Reports on Form 8-K

                1. On June 28, 2000, a report on Form 8-K dated June 21, 2000 was filed under Item 4 to report a change in the Company's certifying accountant.
                2. On July 13, 2000, Amendment 1 to Form 8-K dated June 21, 2000 was filed under Item 4 to incorporate additional documentation regarding the change in the Company's certifying accountant.


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

                                                           TECH DATA CORPORATION
                                                           ---------------------
                                                               (Registrant)


SIGNATURE                                          TITLE                                           DATE
---------                                          -----                                           ----
/s/ STEVEN A. RAYMUND               Chairman of the Board of                               September 14, 2000
---------------------                 Directors and Chief
Steven A. Raymund                     Executive Officer


/s/ JEFFERY P. HOWELLS              Executive Vice President                               September 14, 2000
----------------------                and Chief Financial Officer
Jeffery P. Howells                    (principal financial officer);
                                      Director

/s/ JOSEPH B. TREPANI               Senior Vice President and                              September 14, 2000
---------------------                 Corporate Controller (principal
Joseph B. Trepani                     accounting officer)

/s/ ARTHUR W. SINGLETON             Corporate Vice President,                              September 14, 2000
-----------------------               Treasurer and Secretary
Arthur W. Singleton

                                 EXHIBIT INDEX



EXHIBIT
NO.                               DESCRIPTION
-------                           -----------

3-H            By-Laws of the Company as adopted on March 25, 1997.

3-I            Amendment to By-Laws of the Company as adopted on March 30, 1999.

3-J            Amendment to By-Laws of the Company as adopted on April 5, 2000.

10-AAa         Transfer and Administration Agreement dated May 19, 2000.

10-AAb         Credit Agreement dated as of May 8, 2000.

10-AAc         Amended and Restated Participation Agreement dated as of May 8,
               2000.

10-AAd         Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe         Amended and Restated Agency Agreement dated as of May 8, 2000.

27             Financial Data Schedule (for SEC use only)