Form 10-Q
period 2000-10-31
TECH DATA CORP
filed 2000-12-15
CIK 790703

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended October 31, 2000
                               ----------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

Commission file number  0-14625
                      ---------

                             TECH DATA CORPORATION
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

                Florida                                   No. 59-1578329
--------------------------------------                   ---------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

5350 Tech Data Drive, Clearwater, Florida                     33760
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (727) 539-7429
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No___
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                CLASS                                    December 5, 2000
----------------------------------------                 ----------------

Common stock, par value $.0015 per share                    53,749,076

                    TECH DATA CORPORATION AND SUBSIDIARIES

               Form 10-Q for the Quarter Ended October 31, 2000
               ------------------------------------------------

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION                                                                     PAGE(S)
                                                                                                    -------
          Item 1.   Financial Statements

                    Consolidated Balance Sheet as of
                         October 31, 2000 (Unaudited) and
                         January 31, 2000 ......................................................     3

                    Consolidated Statement of Income
                         (Unaudited) for the three and nine
                         months ended October 31, 2000 and 1999.................................     4

                    Consolidated Statement of Cash Flows
                         (Unaudited) for the nine months
                         ended October 31, 2000 and 1999........................................     5

                    Notes to Consolidated Financial Statements
                         (Unaudited)............................................................   6-9

          Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.......................... 10-15

          Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk............................................................    16

PART II.  OTHER INFORMATION

          Items 1-5  required in Part II have been previously filed, have been included in Part I of this report, or are not applicable for the quarter ended October 31, 2000.

          Item 6.   Exhibits and Reports on Form 8-K............................................    16

SIGNATURES......................................................................................    17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                                  October 31,         January 31,
                                                                                      2000                2000
                                                                                ----------------     --------------
ASSETS                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $         97,162     $       31,786
  Accounts receivable, less allowance for
    doubtful accounts of $66,749 and $61,617                                           2,113,312          1,906,315
  Inventories                                                                          1,818,799          1,540,030
  Prepaid and other assets                                                               105,613            109,674
                                                                                ----------------     --------------
    Total current assets                                                               4,134,886          3,587,805
Property and equipment, net                                                              148,655            154,008
Excess of cost over acquired net assets, net                                             276,415            302,531
Other assets, net                                                                         97,922             79,474
                                                                                ----------------     --------------
                                                                                $      4,657,878     $    4,123,818
                                                                                ================     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                                        $      1,254,277     $    1,006,809
  Accounts payable                                                                     1,703,298          1,524,330
  Accrued expenses                                                                       287,698            261,077
                                                                                ----------------     --------------
    Total current liabilities                                                          3,245,273          2,792,216
Long-term debt                                                                           319,800            316,840
                                                                                ----------------     --------------
    Total liabilities                                                                  3,565,073          3,109,056
                                                                                ----------------     --------------
Minority interest                                                                          1,233              1,067
                                                                                ----------------     --------------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized and issued; liquidation
    preference $.20 per share                                                                  5                  5
  Common stock, par value $.0015; 200,000,000
    shares authorized; 53,736,985
    and 52,231,581 issued and outstanding                                                     80                 78
  Additional paid-in capital                                                             573,449            530,238
  Retained earnings                                                                      681,495            556,248
  Accumulated other comprehensive loss                                                  (163,457)           (72,874)
                                                                                ----------------     --------------
     Total shareholders' equity                                                        1,091,572          1,013,695
                                                                                ----------------     --------------
                                                                                $      4,657,878     $    4,123,818
                                                                                ================     ==============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (In thousands, except per share amounts)

                                                         Three months ended                       Nine months ended
                                                            October 31,                              October 31,
                                                  ---------------------------------    ----------------------------------------
                                                        2000              1999                 2000                 1999
                                                  ---------------   ---------------    -------------------   ------------------
Net sales                                         $     5,189,186   $     4,310,072    $        15,110,675   $       12,212,195
                                                  ---------------   ---------------    -------------------   ------------------

Cost and expenses:
  Cost of products sold                                 4,908,509         4,078,719             14,306,906           11,533,116
  Selling, general and
    administrative expenses                               181,965           163,040                545,231              481,623
                                                  ---------------   ---------------    -------------------   ------------------
                                                        5,090,474         4,241,759             14,852,137           12,014,739
                                                  ---------------   ---------------    -------------------   ------------------

Operating income                                           98,712            68,313                258,538              197,456
Interest expense                                           24,345            17,024                 64,864               49,564
Net foreign currency exchange
  loss (gain)                                               1,514              (418)                   476                4,745
                                                  ---------------   ---------------    -------------------   ------------------

Income before income taxes                                 72,853            51,707                193,198              143,147
Provision for income taxes                                 25,499            18,614                 67,628               52,396
                                                  ---------------   ---------------    -------------------   ------------------

Income before minority interest                            47,354            33,093                125,570               90,751
Minority interest                                             108                89                    323                  307
                                                  ---------------   ---------------    -------------------   ------------------
Net income                                        $        47,246   $        33,004    $           125,247   $           90,444
                                                  ===============   ===============    ===================   ==================

Net income per common share:

   Basic                                          $           .88   $           .63    $              2.36   $             1.75
                                                  ===============   ===============    ===================   ==================

   Diluted                                        $           .82   $           .60    $              2.22   $             1.67
                                                  ===============   ===============    ===================   ==================

Weighted average common shares outstanding:

   Basic                                                   53,681            52,048                 53,060               51,537
                                                  ===============   ===============    ===================   ==================

   Diluted                                                 60,591            58,977                 59,704               58,466
                                                  ===============   ===============    ===================   ==================



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                 Nine months ended
                                                                    October 31,
                                                         --------------------------------
                                                               2000               1999
                                                         ------------        ------------
Cash flows from operating activities:
 Cash received from customers                            $ 14,740,983        $ 12,151,157
 Cash paid to suppliers and employees                     (14,841,611)        (11,875,721)
 Interest paid                                                (64,900)            (50,073)
 Income taxes paid                                            (68,559)            (42,112)
                                                         ------------        ------------
  Net cash (used in) provided by operating activities        (234,087)            183,251
                                                         ------------        ------------

Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired              (18,332)            (42,927)
 Capital expenditures                                         (41,265)            (49,894)
                                                         ------------        ------------
  Net cash used in investing activities                       (59,597)            (92,821)
                                                         ------------        ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                        43,213              23,104
 Net borrowing (repayment) under revolving credit loan        325,395            (117,814)
 Repayments on long-term debt                                    (414)               (125)
                                                         ------------        ------------
  Net cash provided by (used in) financing activities         368,194             (94,835)
                                                         ------------        ------------

Effect of exchange rate changes on cash                        (9,134)                  -
                                                         ------------        ------------

Net increase (decrease) in cash and cash equivalents           65,376              (4,405)
Cash and cash equivalents at beginning of period               31,786               8,615
                                                         ------------        ------------
Cash and cash equivalents at end of period               $     97,162        $      4,210
                                                         ============        ============

Reconciliation of net income to net cash (used in) provided by operating activities:

Net income                                               $    125,247        $     90,444
                                                         ------------        ------------
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                               46,733              42,736
   Provision for losses on accounts receivable                 32,725              30,898
   Foreign currency transaction loss                              476               4,745
   Increase in assets:
    Accounts receivable                                      (369,695)            (61,038)
    Inventories                                              (362,191)            (50,932)
    Prepaid and other assets                                  (18,976)            (76,582)
   Increase in liabilities:
    Accounts payable                                          257,566             132,412
    Accrued expenses                                           54,028              70,568
                                                         ------------        ------------
     Total adjustments                                       (359,334)             92,807
                                                         ------------        ------------
 Net cash (used in) provided by operating activities     $   (234,087)       $    183,251
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

                    TECH DATA CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the "Company" or "Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of October 31, 2000 and the results of their operations for the three and nine months ended October 31, 2000 and 1999 and their cash flows for the nine months ended October 31, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2001.

NOTE 2 - NET INCOME PER COMMON SHARE:

         Basic net income per common share excludes from the calculation of net income per common share the potential for dilution of earnings by certain common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted net income per common share reflects the potential dilution that could occur assuming conversion of certain common stock equivalents such as the Company's convertible subordinated notes, as well as exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

                                                                 Three months ended October 31,
                                            -----------------------------------------------------------------------
                                                           2000                                  1999
                                            ----------------------------------     --------------------------------
                                                        Weighted        Per                     Weighted       Per
                                              Net        Average       Share          Net       Average       Share
                                             Income      Shares       Amount        Income       Shares      Amount
                                           ---------   ----------   -----------  -----------  -----------  ---------
                                                           (In thousands, except per share amounts)
Net income per common
  share - basic                            $  47,246      53,681    $    .88     $  33,004      52,048     $   .63
                                                                    ========                               =======

Effect of dilutive securities:
  Stock options                                   -        1,577                        -        1,596
  5% convertible subordinated notes            2,438       5,333                     2,363       5,333
                                           ---------    --------                 ---------    --------
Net income per common
  share - diluted                          $  49,684      60,591    $    .82     $  35,367      58,977     $   .60
                                           =========    ========    ========     =========    ========     =======

                                                                  Nine months ended October 31,
                                           --------------------------------------------------------------------------
                                                          2000                                    1999
                                           ----------------------------------      ----------------------------------
                                                          Weighted      Per                    Weighted       Per
                                              Net         Average      Share         Net        Average      Share
                                            Income         Shares     Amount        Income      Shares       Amount
                                          ----------    -----------  ---------    ----------  -----------  ----------
                                                            (In thousands, except per share amounts)
Net income per common
  share - basic                           $   125,247       53,060    $   2.36    $  90,444       51,537    $   1.75
                                                                      ========                              ========

Effect of dilutive securities:
  Stock options                                   -          1,311                      -          1,596
  5% convertible subordinated notes             7,313        5,333                    7,088        5,333
                                          -----------  -----------                ---------    ---------
Net income per common
  share - diluted                         $   132,560       59,704    $   2.22    $  97,532       58,466    $   1.67
                                          ===========  ===========    ========    =========    =========    ========

         The Company has excluded 144,000 shares from its calculation of net income per common share for the three and nine months ended October 31, 2000 and has excluded 1,737,000 shares from its calculation of diluted net income per common share for the three and nine months ended October 31, 1999 because their effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME:

         Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of the foreign currency translation adjustment. The Company's comprehensive (loss) income for the three months ended October 31, 2000 and 1999 was $(7.0) million and $52.4 million, respectively, and $34.7 million for each of the nine months ended October 31, 2000 and 1999.

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

         Financial information by geographic segment is as follows (in thousands):


                                                                                 Other
                                                 United States    Europe     International    Total
                                                 -------------  ----------   -------------  ---------
Three months ended October 31, 2000
-----------------------------------

Net sales to unaffiliated customers             $  3,026,461   $ 1,828,618    $   334,107   $ 5,189,186
                                                ============   ===========    ===========  ============
Operating income                                $     69,021   $    24,393    $     5,298   $    98,712
                                                ============   ===========    ===========   ===========
Identifiable assets                             $  2,231,867   $ 2,083,924    $   342,087   $ 4,657,878
                                                ============   ===========    ===========   ===========

Three months ended October 31, 1999
-----------------------------------

Net sales to unaffiliated customers             $  2,317,315   $ 1,703,179    $  289,578   $ 4,310,072
                                                ============   ===========   ===========   ===========
Operating income                                $     48,709   $    16,222    $    3,382   $    68,313
                                                ============   ===========   ===========   ===========
Identifiable assets                             $  1,926,160   $ 1,842,100    $  277,336   $ 4,045,596
                                                ============   ===========   ===========   ===========

Nine months ended October 31, 2000
----------------------------------

Net sales to unaffiliated customers             $  8,579,881   $ 5,539,809    $  990,985   $15,110,675
                                                ============   ===========    ==========   ===========
Operating income                                $    181,708   $    64,575    $   12,255   $   258,538
                                                ============   ===========    ==========   ===========
Identifiable assets                             $  2,231,867   $ 2,083,924    $  342,087   $ 4,657,878
                                                ============   ===========    ==========   ===========

Nine months ended October 31, 1999
----------------------------------

Net sales to unaffiliated customers             $  6,146,174   $ 5,331,535    $  734,486   $12,212,195
                                                ============   ===========    ==========   ===========
Operating income                                $    122,144   $    69,095    $    6,217   $   197,456
                                                ============   ===========    ==========   ===========
Identifiable assets                             $  1,926,160   $ 1,842,100    $  277,336   $ 4,045,596
                                                ============   ===========    ==========   ===========


NOTE 5 - REVOLVING CREDIT LOANS:

         The Company maintains a $460 million Revolving Credit Facility (which was increased from the original facility of $415 million) with a syndicate of banks which expires in May 2003. The Company pays interest under this Revolving Credit Facility at the applicable Eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company maintains an $800 million Receivables Securitization Program (which was increased from the original Receivables Securitization Program of $700 million) with a syndicate of banks which expires in May 2001. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company entered into non-cash transactions representing capital lease obligations of approximately $5.4 million during the first nine months of fiscal 2001. The effect of exchange rate changes on cash in the prior year period was not material.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The future impact of these bulletins on the Company's results of operations is not expected to be material.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The future impact of this statement on the Company's results of operations is not expected to be material.

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

         The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for the three and nine months ended October 31, 2000 and 1999 as follows:


                                                                                     Percentage of
                                                                                       net sales
                                                                   -------------------------------------------------
                                                                      Three months ended         Nine months ended
                                                                         October 31,                October 31,
                                                                   -----------------------    ----------------------
                                                                      2000          1999         2000         1999
                                                                   ---------     ---------    ---------    ---------
Net sales                                                           100.00%       100.00%       100.00%      100.00%
                                                                   -------       -------      --------     --------
Cost and expenses:
   Cost of products sold                                             94.59         94.63         94.68        94.44
   Selling, general and administrative expenses                       3.51          3.78          3.61         3.94
                                                                   -------       -------       -------      -------
                                                                     98.10         98.41         98.29        98.38
                                                                   -------       -------       -------      -------
Operating income                                                      1.90          1.59          1.71         1.62
Interest expense                                                       .47           .40           .43          .41
Net foreign currency exchange loss (gain)                              .03          (.01)            -          .04
                                                                   -------       -------       -------      -------
Income before income taxes                                            1.40          1.20          1.28         1.17
Provision for income taxes                                             .49           .43           .45          .43
                                                                   -------        ------      --------     --------
Income before minority interest                                        .91           .77           .83          .74
Minority interest                                                        -             -             -            -
                                                                   -------        ------       -------      -------

Net income                                                             .91%          .77%          .83%         .74%
                                                                   =======        ======       =======      =======

Three Months Ended October 31, 2000 and 1999
--------------------------------------------

         Net sales increased 20.4% to $5.2 billion in the third quarter of fiscal 2001 compared to $4.3 billion in the third quarter of last year. This increase is primarily attributable to growth in the Company's U.S. and other international business through the addition of new customers and gains in market share, as well as the addition of new product lines and the expansion of existing product lines in all geographies. The Company's third quarter U.S., Europe and other international sales grew 31%, 7% and 15%, respectively, compared to the third quarter of last year. Prior to January 2000 the Company's European operations were reported on a calendar year basis. Effective January 2000 the Company changed the fiscal year of its European subsidiaries to January
31. The operating results for the month of January 2000 were reflected as an adjustment to retained earnings. On a

--------------------------------------------------------

comparable reporting period, during the third quarter for fiscal 2001, European sales grew 23% over the prior year on a local currency basis (29% when compared to Europe's prior year results on a calendar year reporting basis.) Total international sales in the third quarter of fiscal 2001 represented approximately 42% of consolidated net sales compared with 46% in the prior year.

     The cost of products sold as a percentage of net sales was 94.59% in the current period compared to 94.63% in the third quarter of fiscal 2000. The decrease in cost of products sold as a percentage of net sales is a result of less pricing pressure, the positive effects resulting from the implementation of activity-based management tools in the Company's U.S. business and the effect of a change in the Company's sales mix resulting from a decrease in the sales of lower margin computer systems as a percentage of total sales.

     Selling, general and administrative expenses increased 11.6% from $163.0 million in the third quarter of fiscal 2000 to $182.0 million in fiscal 2001, and as a percentage of net sales decreased to 3.5% from 3.8% in the comparable prior year period. The decline in selling, general and administrative expenses as a percentage of net sales is attributable to the realization of greater economies of scale as well as improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to increases in operating expenses needed to support the increased volume of business.

     As a result of the factors described above, operating income in the third quarter of fiscal 2001 increased 44.5% to $98.7 million, or 1.9% of net sales, compared to $68.3 million, or 1.6% of net sales in the third quarter of fiscal 2000.

     Interest expense increased from $17.0 million in the third quarter of fiscal 2000 to $24.3 million in the current quarter due to an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures combined with an increase in short-term interest rates on the Company's floating rate indebtedness.

     The Company reported a net foreign currency exchange loss of $1.5 million in the third quarter of fiscal 2001, as compared to a net foreign currency exchange gain of $.4 million in the comparable quarter last year. This change is related to fluctuations in the foreign currencies of the various countries in which the Company operates.

     The provision for income taxes increased 37.0% to $25.5 million in the third quarter of fiscal 2001 compared to $18.6 million last year. The increase is attributable to an increase in the Company's income before income taxes. The Company's estimated effective tax rate decreased from 36.0% in the third quarter of fiscal 2000 to 35.0% in the current year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period. The Company's effective tax rate for fiscal year 2000 was 36.3%.

     As a result of the factors described above, net income increased 43.2% to $47.2 million, or $.82 per diluted share, compared to $33.0 million, or $.60 per diluted share, in the prior year comparable period.

Nine months ended October 31, 2000 and 1999
-------------------------------------------

     Net sales increased 23.7% to $15.1 billion in the first nine months of fiscal 2001 compared to $12.2 billion in the same period last year. Net income increased 38.5% to $125.2 million, or $2.22 per diluted share, in the first nine months of fiscal 2001, compared to $90.4 million or $1.67 per diluted share.

     (The underlying reasons for the fluctuations in the results of operations for the nine months ended October 31, 2000 are substantially the same as in the comparative quarterly discussion above and therefore, will not be repeated here.)


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


Liquidity and Capital Resources
-------------------------------

     Net cash used in operating activities of $234.1 million during the first nine months of fiscal 2001 was primarily attributable to net income from operations of $125.2 million, plus the effect of changes in accounts receivable, inventories, prepaid and other assets, accounts payable and accrued expenses.

     Net cash used in investing activities of $59.6 million during the first nine months of fiscal 2001 was attributable to the continuing investment of $41.3 million related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers combined with the payment of $15.9 million related to the resolution of additional contingent purchase price payments associated with the purchase of Computer 2000 in the first quarter of fiscal 2001 and $2.4 million related to other miscellaneous acquisitions. The Company expects to make capital expenditures of approximately $100 million during fiscal 2001 to further expand its management information systems, office facilities and purchase equipment for distribution centers.

     Net cash provided by financing activities of $368.2 million during the first nine months of fiscal 2001 reflects the net borrowings on the Company's revolving credit loans of $325.4 million, repayments on long-term debt of $.4 million and the proceeds from stock option exercises (including the related income tax benefit) of $43.2 million.

-------------------------------------------

     The Company maintains a $460 million Revolving Credit Facility (which was increased from the original facility of $415 million) with a syndicate of banks which expires in May 2003. The Company pays interest under this Revolving Credit Facility at the applicable Eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company maintains an $800 million Receivables Securitization Program (which was increased from the original Receivables Securitization Program of $700 million) with a syndicate of banks expiring in May 2001. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $500 million. The aforementioned credit facilities include covenants which must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants. The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2002.


Asset Management
----------------

     The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of
such purchases are considered advantageous.   The Company's contracts with most
of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact of the price reduction on inventory subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

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


Euro Conversion
---------------

     On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the Euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the Euro were established and the Euro became the common legal currency of the participating countries and the legacy currencies will remain legal tender as denominations of Euro until January 1, 2002. At that time, countries will issue new Euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002, thus completing the Euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is exercised by the new European Central Bank.

     The Company has implemented plans to address the issues raised by the Euro conversion. These issues include, but are not limited to: the competitive impact created by cross-border price transparency; the need for the Company and its business partners to adapt IT and non-IT systems to accommodate Euro-denominated transactions; and the need to analyze the legal and contractual implications on the Company's contracts. The Company currently anticipates that the required modifications to its systems, equipment and processes will be made on a timely basis and does not expect that the costs of such modifications will have a material effect on the Company's financial position or results of operations.

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

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The future impact of this statement on the Company's results of operations is not expected to be material.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The future impact of these bulletins on the Company's results of operations is not expected to be material.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The future impact of this statement on the Company's results of operations is not expected to be material.


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

             None

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


                                         TECH DATA CORPORATION
                                         ---------------------
                                              (Registrant)


Signature                             Title                           Date
---------                             -----                           ----

/s/ Steven A. Raymund        Chairman of the Board of           December 15, 2000
---------------------        Directors and Chief
Steven A. Raymund            Executive Officer


/s/ Jeffery P. Howells       Executive Vice President           December 15, 2000
----------------------       and Chief Financial Officer
Jeffery P. Howells           (principal financial officer);
                             Director



/s/ Joseph B. Trepani        Senior Vice President and          December 15, 2000
---------------------        Corporate Controller (principal
Joseph B. Trepani            accounting officer)



/s/ Arthur W. Singleton      Corporate Vice President,          December 15, 2000
-----------------------      Treasurer and Secretary
Arthur W. Singleton