Form 10-K405
period 2001-01-31
TECH DATA CORP
filed 2001-04-27
CIK 790703

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended January 31, 2001

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _______ to ______.

                        Commission File Number 0-14625
                             TECH DATA CORPORATION
            (Exact name of Registrant as specified in its charter)

                Florida                                   59-1578329
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                Identification Number)

         5350 Tech Data Drive                               33760
          Clearwater, Florida                             (Zip Code)
(Address of principal executive offices)

     (Registrant's Telephone Number, including Area Code): (727) 539-7429

          Securities registered pursuant to Section 12(g) of the Act:
                   Common stock, par value $.0015 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 23, 2001: $1,697,000,000

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 23, 2001
                  -----                         -----------------------------
 Common stock, par value $.0015 per share                 53,876,554

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on June 19, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                                     PART I
ITEM 1. Business

Overview

Tech Data Corporation ("Tech Data" or the "Company") was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. In 1984, the Company began marketing certain of its products to the newly emerging market of microcomputer dealers, broadened its product line to include hardware products, and withdrew entirely from end-user sales, completing its transition to a wholesale distributor. The Company has since continually expanded its product lines, customer base and geographical presence.

In May 1989, the Company entered the Canadian market through the acquisition of a distributor subsequently named Tech Data Canada Inc. ("Tech Data Canada"). Tech Data Canada serves customers in all Canadian provinces.

In March 1994, the Company entered the European market through the acquisition of a privately-held distributor subsequently named Tech Data France, SA ("Tech Data France").

To complement its Miami-based Latin American export business, the Company opened a sales office and distribution center near Sao Paulo, Brazil in February 1997.

Tech Data expanded its European presence by acquiring a controlling interest in Macrotron AG ("Macrotron"), a leading publicly-held distributor of personal computer products based in Munich, Germany, in July 1997 (see Note 2 of Notes to Consolidated Financial Statements).

Approximately one year later, in July 1998, Tech Data completed the acquisition of 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor (see Note 2 of Notes to Consolidated Financial Statements). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data's presence into over 30 countries worldwide. In April 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG ("Tech Data Germany"). The Company currently owns approximately 99.9% of the outstanding stock of Tech Data Germany and 100% of Computer 2000's stock. The Company is in the process of changing the names of many of Computer 2000's subsidiaries to match the Tech Data brand.

With technology reseller customers in Germany, Switzerland and Austria, Computer 2000 had significant market overlap with Macrotron. As a result of this overlap, as well as the challenge of integrating two large competitors in the German market, Tech Data chose to sell its controlling interest in Macrotron effective on July 1, 1998. At the time of the sale, Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, and recorded a $15.7 million pre-tax gain on the transaction (see Note 2 of Notes to Consolidated Financial Statements).

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

The Company provides its customers with leading products in a variety of IT segments, including peripherals, systems, networking and software, which accounted for 44%, 28%, 17% and 11%, respectively, of sales in fiscal 2001. The Company offers products from manufacturers and publishers such as Adobe, Apple, Cisco, Compaq, Computer Associates, Creative Labs, Epson, Hewlett-Packard, IBM, Intel, Iomega, Lexmark, Microsoft, Nortel Networks, NEC, Palm, Seagate, Sony, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital. The Company generally ships products the same day the orders are received from regionally located distribution centers. Customers are provided with a high level of service through the Company's pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product configuration services and electronic data interchange ("EDI") services), customized shipping documents and flexible financing programs.

Industry

The wholesale distribution model, like that provided by the Company, has proven to be well-suited for both manufacturers and publishers of microcomputer products ("vendors") and resellers of those products. The large number and diversity of resellers make it cost efficient for vendors to rely on wholesale distributors to serve this customer base. Similarly, due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships. Instead, they rely on wholesale distributors, such as Tech Data, which can leverage purchasing costs across multiple vendors to satisfy a significant portion of their product procurement, delivery, financing, marketing and technical support needs.

International Data Corp., a leading market research firm, projects that the microcomputer distribution industry's share of the overall IT marketplace will grow from 27% in 1998 to 33% in 2004. The Company attributes this growth to the following primary factors. First, by leveraging its infrastructure and efficiently managing operations, Tech Data and other industry leaders provide manufacturers and publishers a cost-effective alternative to selling directly to resellers or end users. Second, resellers are increasingly relying on wholesale distributors for product availability and flexible financing alternatives. Tech Data's ability to provide a "virtual warehouse" of products for resellers means that they no longer need to hold inventory, which reduces costs and risks associated with handling the product. In addition to enabling fast reseller access to a comprehensive hardware and software offering, the Company frequently ships products to end users on behalf of its customers, thereby reducing the customers' costs of storing, maintaining, and shipping the products themselves. Tech Data facilitates this approach by personalizing shipping labels and packing documents with customers' brand identities (e.g., logos), marketing messages and other specialized content.

The microcomputer distribution industry has changed significantly over the past two years as weaker players either exited the market or moved into new business models because of their inability to compete or maintain profitable operations. This industry shift has created additional growth and profit opportunities for successful companies like Tech Data, which experienced improved market conditions in fiscal 2001 compared to the previous year which was characterized by extraordinarily intense price competition.

As resellers and vendors continue to seek ways to reduce costs and improve efficiencies, distributors are responding with a variety of new value-added services. Many of these services are now delivered in conjunction with outsourcing initiatives in which companies choose to focus more exclusively on core competencies and rely on third-party suppliers for other requirements. The outsourcing trend is evident among both small and large IT resellers as well as vendors. In response, Tech Data and various competitors provide sales/account management, credit, technical support, education, marketing logistics management and other business solutions.

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the World Wide Web, continues to have a significant impact on the cost efficiency of the wholesale distribution model. Distributors such as Tech Data -- with the financial and technical resources to develop, implement and operate scaleable information management systems -- have been able to reduce both their customers' and their own transaction costs through more efficient purchasing and lower selling and delivery costs. Among related developments, distributors are now working to establish a more seamless supply chain in which end-user purchases flow immediately from reseller Web sites direct to distributor logistics centers in closest proximity to order destination. Taking advantage of this emerging paradigm, Tech Data introduced SupplyXpert last year. This tool offers resellers a dynamic Web storefront with extensive capabilities to streamline the entire order management process from requisition to fulfillment.

In summary, the microcomputer distribution industry continues to address a broad spectrum of reseller and vendor requirements. The economies of scale and global reach of large industry leaders are expected to continue to be significant competitive advantages in this marketplace.

It should be noted, we have seen a downturn in the United States economy in the fourth quarter of fiscal 2001, which has affected growth in demand for the products we sell. While we expect the economic downturn in the United States to continue well into fiscal 2002, there can be no certainty as to the degree of the severity or duration of this downturn. We cannot predict the extent and timing, if any, of the impact of economies in Canada, Europe and other countries and geographic regions in which we conduct business. To the extent that this occurs, the microcomputer industry in general, and demand for the products we sell, are likely to be negatively affected in these countries and geographic regions.

Vendor Relations

The Company's strong financial and industry positions have enabled it to obtain contracts with most leading manufacturers and publishers. The Company purchases products directly from manufacturers and publishers, generally on a non-exclusive basis. The Company's vendor agreements are believed to be in the form customarily used by each manufacturer and typically contain provisions which allow termination by either party upon 30 days notice. Generally, the Company's supplier agreements do not require it to sell a specified quantity of products or restrict the Company from selling similar products manufactured by competitors. Consequently, the Company has the flexibility to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, product availability, customer demand or vendor distribution policies.

Such agreements generally contain stock rotation and price protection provisions which, along with the Company's inventory management policies and practices, reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Under the terms of many distribution agreements, suppliers will credit the distributor for declines in inventory value resulting from the supplier's price reductions, subject to certain limitations. In addition, under many such agreements, the distributor has the right to return for credit or exchange for other products a portion of those inventory items purchased, subject to certain limitations. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Management.

With the exception of Hewlett-Packard and Compaq, no single vendor accounted for more than 10% of the Company's net sales during fiscal 2001, 2000, or 1999. Sales of Hewlett-Packard products accounted for 19%, 19%, and 18% of net sales in fiscal 2001, 2000 and 1999, respectively, and sales of Compaq products accounted for 20%, 16% and 13% of net sales in fiscal 2001, 2000 and 1999, respectively.

In addition to providing manufacturers and publishers with one of the largest bases of resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East, the Company also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its resellers.


Customers, Products and Services

The Company sells more than 75,000 microcomputer products including peripherals, systems, networking, components and software purchased directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 value-added resellers (VARs), corporate resellers, direct marketers, retailers and Internet resellers.

The market for VARs, which constituted approximately 55% of Tech Data's net sales in fiscal 2001, is attractive because VARs generally rely on distributors as their principal source of computer products and financing. This reliance is due to VARs typically not having the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Corporate resellers, retailers and direct marketers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired directly. Corporate resellers constituted approximately 24% of the Company's net sales in fiscal 2001. Tech Data also has developed special programs to meet the unique needs of retail, direct marketers and Internet resellers, which constituted approximately 21% of the Company's net sales in fiscal 2001. No single customer accounted for more than 5% of the Company's net sales during fiscal 2001, 2000, or 1999.

The Company pursues a strategy of continually strengthening its product line to offer its customers a broad assortment of the latest technology products. From time to time, the demand for certain products sold by the Company exceeds the supply available from the manufacturer or publisher. In such cases, the Company generally receives an allocation of the available products. Management believes that the Company's ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

Tech Data provides resellers a high level of service through the Company's pre- and post-sale technical support, suite of electronic commerce tools (including web order entry and EDI services), customized shipping documents, product configuration/integration services and flexible financing programs.

The Company delivers products throughout the United States, Canada, the Caribbean, Latin America, Europe and the Middle East from its 34 regionally located distribution centers. Locating distribution centers near its customers enables the Company to deliver products on a timely basis, thereby reducing the customers' need to invest in inventory. See Item 2 -- Properties for further discussion of the Company's locations and distribution centers.

Sales and Electronic Commerce

Currently, the Company's sales force consists of approximately 2,300 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. The Company's team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact the Company through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the distribution facility nearest the customer.

Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. The Company's on-line computer system allows the inside sales teams to check for current stocking levels in each of the six United States distribution centers. Likewise, inside sales teams in Canada, the Caribbean, Latin America, Europe and the Middle East can check on stocking levels in their respective distribution centers. Through the Company's website, most customers can gain remote access to the Company's information systems to check product availability and pricing and to place orders. Certain of the Company's larger customers have available EDI services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for both the Company and its customers. By the fourth quarter of fiscal 2001, approximately 25% ($5.4 billion on an annualized basis) of the Company's worldwide sales dollar volume originated from orders received electronically.

The Company provides comprehensive training to its field and inside sales representatives regarding technical characteristics of products and the Company's policies and procedures. In addition, the Company's ongoing training program is supplemented by product seminars offered by manufacturers and publishers.

Competition

Tech Data operates in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. The Company believes that it is equipped to compete effectively with other distributors in all of these areas.

Tech Data competes against several companies in the North American market, including Ingram Micro, Merisel and Synnex. In Latin America, Tech Data competes against Ingram Micro and several regional and local distributors. Competition outside of the Americas includes Ingram Micro, Actebis and a variety of smaller regional and local distributors throughout Europe.

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

Employees

On January 31, 2001, the Company had approximately 10,500 employees located as follows: United States - 4,200, Europe - 5,400, and all other regions - 900. Certain of the Company's employees in Canada are subject to collective bargaining or similar arrangements, as well as employees in various countries outside the United States that have laws providing representation rights to employees on management boards. The Company considers its relations with its employees to be good.

Foreign and Domestic Operations and Export Sales

Tech Data operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Therefore, the principal markets, products and services and methods of distribution from which each segment derives its revenues are essentially the same. The principal geographical areas in which the Company operates are the United States, Europe (including the Middle East) and other international areas which include in-country operations in Canada, Brazil, Argentina, Chile, Peru, Uruguay and export sales to Latin America and the Caribbean from the United States. In fiscal 2001, 2000, and 1999, 45%, 51% and 45%, respectively, of the Company's sales were derived from sales outside of the United States. See Note 11 of Notes to Consolidated Financial Statements, for further information regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

Executive Officers

The Company's executive officers as of April 23, 2001 are as follows:

Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, age 45, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a B.S. Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

Nestor Cano, President of Worldwide Operations, age 37, joined the Company in July 1998 as a result of the Company's acquisition of Computer 2000. In March 1999, he was appointed Executive Vice President of U.S. Sales and Marketing, in January 2000 he was promoted to President of the Americas, and in August 2000, he was promoted to President of Worldwide Operations. Prior to his appointment in the United States, Mr. Cano served in various management positions with Computer 2000 from 1989 to 1998, most recently as Regional Managing Director of Spain and Portugal. Mr. Cano holds an Engineering Degree from Barcelona University.

Jeffery P. Howells, Executive Vice President and Chief Financial Officer, age 44, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company's Board of Directors and to the Supervisory Board of Computer 2000 AG. From 1979 to 1991 he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a B.B.A. Degree in Accounting from Stetson University.

Perry Monych, President of U.S. Operations, age 46, joined the Company in December 2000. Prior to joining the Company, he was President and Chief Executive Officer of GE Access from November 1997 to November 2000. He was also President and CEO of GE Capital IT Solutions - North America from July 1996 to November 1997, and President and CEO of GE Capital IT Solutions - Canada from December 1993 to July 1996. Mr. Monych holds a Masters Degree in Business Administration from Harvard University and a Bachelor of Science Degree in Forestry from the University of British Columbia.

Graeme Watt, President of Europe, age 40, joined the Company in January 1988 as Financial Controller for the United Kingdom and Ireland and was promoted to Managing Director in 1995. He was promoted to Regional Managing Director for Tech Data's Computer 2000 Group in January 2000, and in August 2000 he was promoted to President of Europe. Prior to joining the Company, he was with Arthur Young for two years as a Chartered Accountant. Mr. Watt holds a Bachelors Degree in Physiology from Edinburgh University.

Joseph A. Osbourn, Executive Vice President and Worldwide Chief Information Officer, age 53, joined the company in October 2000. Prior to joining the Company, he was Senior Vice President and Chief Information Officer at Kmart Corporation from September 1999 to September 2000, and was Vice President of Information Services at Walt Disney World Company from September 1989 to September 1999. Mr. Osbourn holds a Masters Degree in Business Administration from Memphis State University and a Bachelors Degree in Physics from the University of Louisville.

Patrick O. Connelly, Senior Vice President of Credit Services, the Americas, age 55, joined the Company in August 1994 as Vice President of Credit Services, the Americas and in April 2001 he was promoted to Senior Vice President of Credit Services, the Americas. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a Masters Degree in Business Administration from the University of South Florida and B.A. Degrees in History and French from the University of Texas at Austin.

Timothy J. Curran, Senior Vice President of U.S. Sales, age 49, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a B.A. Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

Charles V. Dannewitz, Senior Vice President of Taxes, age 46, joined the Company in February 1995 as Vice President of Taxes and was promoted to Senior Vice President in April 2000. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a B.S. Degree in Accounting from Illinois Wesleyan University.

Henrik Funch, Senior Vice President of Northern Europe, age 45, joined the Company in January 2001. Prior to joining the Company he was employed by GE Capital IT Solutions for 5 years, most recently on its Executive Board for Europe. Mr. Funch has almost 20 years of experience in the IT industry including 9 years with IBM and 4 years with Andersen Consulting. Mr. Funch holds both a Masters and a Bachelors Degree in Economics from the Copenhagen School of Economics.

Lawrence W. Hamilton, Senior Vice President of Human Resources, age 43, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a B.A. Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

William J. Hunter, Senior Vice President and Chief Financial Officer of Europe, age 41, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999,
Mr. Hunter was promoted to Senior Vice President and Chief Financial Officer for Europe. From January 1989 to April 1994 he was employed by Price Waterhouse. Mr. Hunter is a Certified Public Accountant, a Certified Management Accountant and holds a B.A. Degree in Philosophy from Tulane University and a B.S. Degree in Accounting from the University of South Florida.

Elio Levy, Senior Vice President of U.S. Marketing, age 53, joined the Company in October 1991 as Director of Software and was promoted to Vice President of Networking in January 1993. In January 1995, he was assigned as Vice President of Marketing for Tech Data France and from January 1996 to June 1998 he served as President of Tech Data Canada. In July 1998, he returned to the Company's U.S. operations as Vice President and General Manager of International Marketing and in November 1998 he assumed the role of Vice President and General Manager, Peripherals. In April 2000 he was promoted to his current role of Senior Vice President of Marketing. Mr. Levy holds a B.S. Degree in Business from the College of Charleston.

Yuda Saydun, Senior Vice President and President of Latin America, age 48, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America and in April 2000 was promoted to President of Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a B.S. Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from U.C.L.A.

Lisa Thibodeau, Senior Vice President of Sales and Marketing Operations, age 42, joined the Company in March 1995 as Assistant Controller. She was promoted to the position of Vice President and U.S. Controller in September 1997. In May 2000, she was promoted to Senior Vice President of Sales and Marketing Operations. Prior to joining the Company, Ms. Thibodeau was employed from May 1989 to March 1995 at Walt Disney World, most recently as Finance Manager. Ms. Thibodeau is a Certified Public Accountant and holds a Bachelors Degree in Business Administration from the University of Massachusetts at Amherst and a Masters Degree in Business Administration from Rollins College.

William K. Todd Jr., Senior Vice President of Logistics and Integration Services, age 56, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President of Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a B.S. Degree in Business Management from New Hampshire College.

Joseph B. Trepani, Senior Vice President and Corporate Controller, age 40, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

Gerard Youna, Senior Vice President of Southern Europe, age 47, joined the Company in 1989 as the Managing Director for Tech Data France. In 1999 he was promoted to Regional Managing Director for France and Israel. In September 2000, he was promoted to Senior Vice President for Southern Europe. Mr. Youna received a degree in IT Engineering from the Institut Informatique d'Entreprise in Paris, France.

Arthur W. Singleton, Corporate Vice President, Treasurer and Secretary, age 40, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to 1989. Mr. Singleton is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

David R. Vetter, Corporate Vice President and General Counsel, age 41, joined the Company in June 1993 and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds B.A. Degrees in English and Economics from Bucknell University and a J.D. Degree from the University of Florida.


ITEM 2. Properties

Tech Data's executive offices are located in Clearwater, Florida. As of January 31, 2001, the Company operated a total of 34 distribution centers to provide its customers timely delivery of products. These distribution centers are located in the following principal markets: U.S. - 6, Canada - 3, Latin America - 5, Europe
- 18 and the Middle East - 2. In addition to the above distribution centers, the Company operates a distribution facility in the United States located within the manufacturing facilities of IBM. The Company also operates training centers in 10 cities in the United States.

The facilities of the Company are substantially utilized, well maintained and are adequate to conduct the Company's current business.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 2001.

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TECD. The Company has not paid cash dividends since fiscal 1983. The Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for the Company's common stock as reported by The Nasdaq Stock Market. The approximate number of shareholders as of January 31, 2001 was 27,000.

                                                                                 Sales Price
                                                                                 -----------
                                                                               High        Low
                                                                             --------   ---------
Fiscal year 2001
----------------
Fourth quarter..............................................................   $44 9/16    $24 15/16
Third quarter...............................................................    55 7/8      32
Second quarter..............................................................    52 1/8      35 3/8
First quarter...............................................................    43 3/4      20 5/8

Fiscal year 2000
----------------
Fourth quarter..............................................................   $27 7/8     $18 5/8
Third quarter...............................................................    39 5/16     18
Second quarter..............................................................    44 7/8      22 1/4
First quarter...............................................................    32          14 1/2

ITEM 6.  Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                          FIVE YEAR FINANCIAL SUMMARY
                     (In thousands, except per share data)

                                                                     Year ended January 31,
                                       --------------------------------------------------------------------------------------
                                            2001              2000              1999(1)             1998             1997
                                       --------------    --------------     --------------     -------------     ------------
Income statement data:

Net sales............................     $20,427,679       $16,991,750        $11,528,999        $7,056,619       $4,598,941
Cost of products sold................      19,331,616        16,058,086         10,806,153         6,590,873        4,277,160
                                       --------------    --------------     --------------     -------------     ------------
Gross profit.........................       1,096,063           933,664            722,846           465,746          321,781
Selling, general and
  administrative expenses............         733,307           661,792            492,542           293,108          206,770
                                       --------------    --------------     --------------     -------------     ------------
Operating income.....................         362,756           271,872            230,304           172,638          115,011
Interest expense, net................          92,285            65,965             44,988            29,908           21,522
Net foreign currency exchange (gain)
   loss..............................          (3,884)            5,153             (5,027)                -                -

Gain on the sale of Macrotron AG.....               -                 -            (15,700)                -                -
                                       --------------    --------------     --------------     -------------     ------------
Income before income taxes...........         274,355           200,754            206,043           142,730           93,489
Provision for income taxes...........          96,033            72,837             76,215            52,816           36,516
                                       --------------    --------------     --------------     -------------     ------------
Income before minority interest......         178,322           127,917            129,828            89,914           56,973
Minority interest....................             339               416                876               429                -
                                       --------------    --------------     --------------     -------------     ------------
Net income...........................     $   177,983       $   127,501        $   128,952        $   89,485       $   56,973
                                       ==============    ==============     ==============     =============     ============
Net income per common share:
  Basic..............................     $      3.34       $      2.47        $      2.59        $     2.00       $     1.39
                                       ==============    ==============     ==============     =============     ============
  Diluted............................     $      3.14       $      2.34        $      2.47        $     1.92       $     1.35
                                       ==============    ==============     ==============     =============     ============
Weighted average common
  shares outstanding:
  Basic..............................          53,234            51,693             49,727            44,715           40,870
                                       ==============    ==============     ==============     =============     ============
  Diluted............................          59,772            58,508             54,161            46,610           42,125
                                       ==============    ==============     ==============     =============     ============
Dividends per common share...........               -                 -                  -                 -                -
                                       ==============    ==============     ==============     =============     ============

Balance sheet data:

Working capital......................     $   967,283       $   795,589        $   725,057        $  537,381       $  351,993
Total assets.........................       4,615,545         4,123,818          3,844,987         2,185,383        1,545,294
Revolving credit loans...............       1,249,576         1,006,809            817,870           540,177          396,391
Long-term debt.......................         320,757           316,840            308,521             8,683            8,896
Shareholders' equity ................       1,195,314         1,013,695            967,291           702,588          438,381

--------------
(1) Results for the fiscal year ended January 31, 1999 include six months of results for Computer 2000 (acquired effective July 1, 1998) and six months of results for Macrotron (sold effective July 1, 1998). For further discussion, see Note 2 of Notes to Consolidated Financial Statements.

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

                                                                                       Percentage of Net Sales
                                                                             ----------------------------------------
                                                                                       Year ended January 31,
                                                                             ----------------------------------------
                                                                                  2001           2000            1999
                                                                                ------         ------          ------
Net sales....................................................................   100.00%        100.00%         100.00%
Cost of products sold........................................................    94.63          94.51           93.73
                                                                                ------         ------          ------
Gross profit.................................................................     5.37           5.49            6.27
Selling, general and administrative expenses.................................     3.59           3.89            4.27
                                                                                ------         ------          ------
Operating income.............................................................     1.78           1.60            2.00
Interest expense, net........................................................     0.45           0.39            0.39
Net foreign currency exchange (gain) loss....................................    (0.01)          0.03           (0.04)
Gain on sale of Macrotron AG.................................................     0.00           0.00           (0.14)
                                                                                ------         ------          ------
Income before income taxes...................................................     1.34           1.18            1.79
Provision for income taxes...................................................     0.47           0.43            0.66
                                                                                ------         ------          ------
Income before minority interest..............................................     0.87           0.75            1.13
Minority interest............................................................     0.00           0.00            0.01
                                                                                ------         ------          ------
Net income...................................................................     0.87%          0.75%           1.12%
                                                                                ======         ======          ======


Fiscal Years Ended January 31, 2001 and 2000

Net sales increased 20.2% to $20.4 billion in fiscal 2001 compared to $17.0 billion in the prior year. This increase is attributable to market share gains as well as the addition of new product lines and the expansion of existing product lines in all geographies. U.S. operations were especially strong, growing 34% over the prior year as customers shifted business to the Company due to our high level of execution and extensive service offerings. Worldwide sales growth would have been even greater in fiscal 2001 had the euro not devalued against the dollar. On a local currency basis, Europe actually grew 20% (19% if adjusted for the change in fiscal year - see Note 3 of Notes to Consolidated Financial Statements), however, when translated into U.S. dollars, the region had 4% growth. In addition to the U.S. and European growth, other international sales grew approximately 28% over fiscal 2000. Total international sales in fiscal 2001 represented approximately 45% of consolidated net sales compared with 51% in the prior year.

Gross profit increased $162.4 million over the prior year to $1.1 billion in fiscal 2001 compared to $933.7 million in fiscal 2000. Gross margins decreased 12 basis points to 5.37% in fiscal 2001 compared to 5.49% in fiscal 2000. This decrease is attributable to the aforementioned decrease in the mix of higher gross margin international sales relative to worldwide sales (in large part due to the devaluation of the euro), competitive pressures, the Company's higher mix of systems sales to total product sales and increased participation in customer outsourcing activities. Both of these latter businesses typically involve lower gross margins but provide acceptable operating and pre-tax margins, because of cost and working capital efficiencies.

Selling, general and administrative expenses ("SG&A") increased 10.8% or $71.5 million to $733.3 million in fiscal 2001 from $661.8 million in fiscal 2000. However, as a percentage of net sales, SG&A actually decreased 30 basis points to 3.59% from 3.89% in the prior year. While the dollar value of SG&A increased due to additional expenses required to support the increase in business, the decrease in SG&A as a percentage of sales is attributable to the benefits realized by the Company's ongoing focus on improving operating efficiencies as well as the significant economies of scale achieved during the past year, as the Company effectively leveraged its investment in infrastructure and resources.

As a result of the factors described above, operating income in fiscal 2001 increased 33.4% to $362.8 million (1.78% of net sales) from $271.9 million (1.60% of net sales).

Interest expense increased 39.9% to $92.3 million in fiscal 2001 from $66.0 million in fiscal 2000. This increase is the result of an increase in the Company's average outstanding indebtedness related to funding for continued growth and capital expenditures and an increase in average short-term interest rates.

The Company realized a net foreign currency exchange gain of $3.9 million in fiscal 2001 compared to a loss of $5.2 million in fiscal 2000. This gain is largely due to the Company realizing benefits from the strengthening euro during the fourth quarter of fiscal 2001.

The provision for income taxes increased 31.8% to $96.0 million in fiscal 2001 from $72.8 million in fiscal 2000. This increase is attributable to the increase in taxable income during the year offset by a decrease in the Company's effective tax rate to 35.0% in fiscal 2001 from 36.3% in fiscal 2000. The decrease in the effective rate is primarily due to fluctuations and changes in the mix of taxable income within the Company's various geographies and tax jurisdictions reported in each period.

As a result of the factors described above, net income in fiscal 2001 increased 39.6% or $50.5 million to $178.0 million ($3.14 per diluted share) compared to $127.5 million ($2.34 per diluted share) in fiscal 2000.

Fiscal Years Ended January 31, 2000 and 1999

Net sales increased 47.4% to $17.0 billion in fiscal 2000 compared to $11.5 billion in the prior year. This increase is attributable to the acquisition of Computer 2000 as well as the addition of new customers, gains in market share, the addition of new product lines and the expansion of existing product lines in all geographies. Sales in fiscal 2000 included 12 months of operations of Computer 2000, which the Company acquired in July 1998, whereas fiscal 1999 sales included six months of operations of Computer 2000 and six months of Macrotron AG, which was acquired in July 1997 and sold in July 1998. The Company's U.S., European and other international sales grew 32%, 66% and 68%, respectively, in fiscal 2000 compared to the prior year. Excluding the effect of acquisitions, sales growth rates in fiscal 2000 were approximately 32%, 14%, 12% and 22% in the U.S., Europe, other international markets, and worldwide, respectively. Total international sales in fiscal 2000 represented approximately 51% of consolidated net sales compared with 45% in the prior year.

Gross profit increased $210.8 million over the prior year to $933.7 million in fiscal 2000 compared to $722.8 million in fiscal 1999. Gross margins decreased 78 basis points to 5.49% in fiscal 2000 compared to 6.27% in fiscal 1999. This decrease is attributable to competitive pressures and the Company's increased participation in customer outsourcing activities which provide lower gross margins but provide acceptable operating and pre-tax margins because of cost and working capital efficiencies.

Selling, general and administrative expenses increased 34.4% from $492.5 million in fiscal 1999 to $661.8 million in fiscal 2000, and as a percentage of net sales decreased to 3.89% in fiscal 2000 from 4.27% in the prior year. This decline in selling, general and administrative expenses as a percentage of net sales is attributable to greater economies of scale the Company realized during fiscal 2000 in addition to improved operating efficiencies. The dollar value increase in selling, general and administrative expenses is attributable to the acquisition of Computer 2000, increases in amortization of intangibles and other operating expenses needed to support the increased volume of business.

As a result of the factors described above, operating income in fiscal 2000 increased 18.0% to $271.9 million, or 1.60% of net sales, compared to $230.3 million, or 2.00% of net sales, in fiscal 1999. A factor contributing to the decrease in the operating profit margin from 2.00% in fiscal 1999 to 1.60% in fiscal 2000 was the competitive market conditions experienced by the Company. Additionally, operating margins in Europe are typically lower than the Company's U.S. business as a result of the region's higher cost structure.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133." As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended is effective for fiscal years beginning after June 15, 2000. The impact of adoption of this statement on the Company's results of operations will not be material.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The impact of these bulletins on the Company's results of operations was not material.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The future impact of this statement on the Company's results of operations will not be material.

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

Liquidity and Capital Resources

Net cash used in operating activities of $99.4 million in fiscal 2001 was primarily attributable to net income of $178.0 million combined with increases in accounts payable and accrued expenses, offset by increases in accounts receivable, inventories and prepaid and other assets related to the growth of the Company's business. The Company continues to focus on improving asset turnover, as evidenced by its days of supply of inventory which declined to 30.2 days at the end of fiscal 2001 from 31.0 days at the end of fiscal 2000 while maintaining high order fill rates.

Net cash used in investing activities of $80.0 million during fiscal 2001 was attributable to the Company's investment of $60.8 million related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers combined with the use of $18.2 million related to the acquisition of additional shares of Computer 2000 and approximately $1.0 million related to other insignificant acquisitions. The Company expects to make capital expenditures of approximately $115.0 million during fiscal 2002 to further expand its management information systems, office facilities and equipment for distribution centers.

Net cash provided by financing activities of $293.1 million during fiscal 2001 reflects the net borrowings under the Company's revolving credit loans and long-term debt of $248.2 million in addition to proceeds from stock option exercises (including the related income tax benefit) of $45.0 million.

The Company currently maintains a $495 million (increased from $460 million subsequent to January 31, 2001) revolving credit facility with a syndicate of banks which expires in May 2003. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company maintains an $800 million Receivables Securitization Program with a syndicate of banks expiring in May 2001, which the Company intends to renew before expiration for another 12 month period.

The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $625 million.

The aforementioned credit facilities total approximately $1.9 billion, of which $1.25 billion was outstanding at January 31, 2001. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants. For a more detailed discussion of the Company's credit facilities, see Note 5 of Notes to Consolidated Financial Statements.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2001, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its information technology systems which contain detailed information on each customer's payment history and other relevant information. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floorplan basis.

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

Item 7a  - Qualitative and Quantitative Disclosures About Market Risk

The Company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and to not enter into foreign currency derivative instruments for speculative or trading purposes. The Company's primary exposure relates to transactions in which the currency collected from customers is different from the currency used to purchase the product sold in Europe, Canada and South America. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currency risk management objective is to protect its earnings and cash flows from the adverse impact of exchange rate movements. In addition, the Company has hedged a portion of its net investments in operations in Europe with offsetting foreign currency denominated debt. Foreign exchange risk is managed by using forward, option and swap contracts to hedge intercompany loans, trade receivables and payables. Hedged transactions are denominated primarily in the following currencies:
Canadian dollar, Danish krone, euros, Norwegian krone, Swedish krona, Swiss franc, British pound, Dutch guilder and Chilean peso.

The Company is exposed to changes in interest rates primarily as a result of its short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third party loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objective, the Company uses a combination of fixed and variable rate debt. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2001 and January 31, 2000, approximately 19% and 25%, respectively, of the outstanding debt had fixed interest rates (through the terms of such debt or through interest rate swap agreements). The Company finances working capital needs through bank loans, convertible subordinated debt and its accounts receivable securitization program. Interest rate swaps are used to hedge underlying debt obligations.

The Company uses a variety of techniques to assess the market risk of its derivative financial instruments. Techniques include a review of market value, sensitivity analysis and value at risk ("VaR"). VaR represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. The Company employs a variance/ covariance approach, based on the interrelationship between currencies and interest rates, in its calculation of VaR. The VaR model measures the potential losses in fair value or earnings that could arise from changes in market conditions, using a 95 percent confidence level and assuming a one-day holding period.

VaR attributable to those interest-rate-sensitive exposures associated with the Company's exposure to interest rates was $2.3 million at January 31, 2001, and the average, high and low VaR amounts for the year then ended were $2.0 million, $2.8 million and $1.0 million, respectively. This exposure primarily is related to short-term debt with variable interest rates.

The VaR attributable to those foreign currency exchange rate instruments associated with the Company's exposure to foreign exchange rates as a result of its foreign currency denominated intercompany loans and trade receivables and payables was $2.7 million at January 31, 2001 and the average, high and low VaR amounts for the year then ended were $3.7 million, $7.1 million and $2.0 million, respectively.

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

The Company also has invested approximately $8 million in certain privately-held companies, both of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies.

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

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

                                                                                        Page
                                                                                        ----
Financial Statements

  Reports of Independent Certified Public Accountants..................................  19

  Independent Auditors' Report.........................................................  21

  Report of Management.................................................................  22

  Consolidated Balance Sheet as of January 31, 2001 and 2000...........................  23

  Consolidated Statement of Income for the three years ended January 31, 2001..........  24

  Consolidated Statement of Changes in Shareholders' Equity for the three years ended
    January 31, 2001...................................................................  25

  Consolidated Statement of Cash Flows for the three years ended January 31, 2001......  26

  Notes to Consolidated Financial Statements...........................................  27

Financial Statement Schedule

  Schedule II. -- Valuation and qualifying accounts....................................  51

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheet of Tech Data Corporation and subsidiaries as of January 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP
---------------------
Ernst & Young LLP
Tampa, Florida
March 23, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tech Data Corporation and its subsidiaries at January 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for each of the two years ended January 31, 2000 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the balance sheet of Computer 2000 Aktiengesellschaft and subsidiaries, a majority-owned subsidiary of the Company, which statement reflects total assets of $1,542,000,000 as of January 31, 2000. The statement was audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the balance sheet amounts included for Computer 2000 Aktiengesellschaft and subsidiaries, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Tech Data Corporation for any period subsequent to January 31, 2000.



/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Tampa, Florida
March 28, 2000

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

We conducted our audit in accordance with the generally accepted auditing standards in Germany and the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a consolidated balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of Computer 2000 Aktiengesellschaft and subsidiaries as of January 31, 2000, in conformity with generally accepted accounting principles of the United States.

/s/ KPMG HARTKOPF + RENTROP TREUHAND KG
---------------------------------------
KPMG Hartkopf + Rentrop  Treuhand KG
Wirtschaftsprufungsgesellschaft
Cologne
March 28, 2000

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


/s/ STEVEN A. RAYMUND                   /s/ JEFFERY P. HOWELLS
---------------------                   ----------------------
Steven A. Raymund                       Jeffery P. Howells
Chairman of the Board of Directors      Executive Vice President
and Chief Executive Officer             and Chief Financial Officer


March 23, 2001

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)


                                                                                               January 31,
                                                                                --------------------------------------
                                                                                      2001                    2000
                                                                                --------------          --------------
                                             ASSETS
Current assets:
 Cash and cash equivalents......................................................    $  138,925              $   31,786
 Accounts receivable, less allowance of $64,465 and $61,617 ....................     2,142,792               1,906,315
 Inventories....................................................................     1,669,574               1,540,030
 Prepaid and other assets.......................................................       114,977                 109,674
                                                                                    ----------              ----------
  Total current assets..........................................................     4,066,268               3,587,805
Property and equipment, net.....................................................       153,196                 154,008
Excess of cost over fair value of acquired net assets, net .....................       299,692                 302,531
Other assets, net...............................................................        96,389                  79,474
                                                                                    ----------              ----------
                                                                                    $4,615,545              $4,123,818
                                                                                    ==========              ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Revolving credit loans.........................................................    $1,249,576              $1,006,809
 Accounts payable...............................................................     1,519,167               1,524,330
 Accrued expenses...............................................................       330,242                 261,077
                                                                                    ----------              ----------
  Total current liabilities.....................................................     3,098,985               2,792,216
Long-term debt..................................................................       320,757                 316,840
                                                                                    ----------              ----------
 Total liabilities..............................................................     3,419,742               3,109,056
                                                                                    ----------              ----------
Minority interest...............................................................           489                   1,067
                                                                                    ----------              ----------
Commitments and contingencies (Note 10)

Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares authorized and issued;
  liquidation preference $.20 per share.........................................             5                       5
 Common stock, par value $.0015; 200,000,000 shares authorized; 53,796,432
  and 52,231,581 issued and outstanding ........................................            81                      78
 Additional paid-in capital.....................................................       575,223                 530,238
 Retained earnings..............................................................       734,231                 556,248
 Accumulated other comprehensive loss...........................................      (114,226)                (72,874)
                                                                                    ----------              ----------
  Total shareholders' equity....................................................     1,195,314               1,013,695
                                                                                    ----------              ----------
                                                                                    $4,615,545              $4,123,818
                                                                                    ==========              ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)


                                                                                       Year ended January 31,
                                                               --------------------------------------------------------------------
                                                                       2001                     2000                     1999
                                                               ------------------       ------------------       ------------------
Net sales...................................................          $20,427,679              $16,991,750              $11,528,999
Cost of products sold.......................................           19,331,616               16,058,086               10,806,153
                                                                      -----------              -----------              -----------
Gross profit................................................            1,096,063                  933,664                  722,846
Selling, general and administrative expenses ...............              733,307                  661,792                  492,542
                                                                      -----------              -----------              -----------
Operating income............................................              362,756                  271,872                  230,304
Interest expense, net.......................................               92,285                   65,965                   44,988
Net foreign currency exchange (gain) loss  .................               (3,884)                   5,153                   (5,027)
Gain on the sale of Macrotron AG............................                    -                        -                  (15,700)
                                                                      -----------              -----------              -----------
Income before income taxes .................................              274,355                  200,754                  206,043
Provision for income taxes..................................               96,033                   72,837                   76,215
                                                                      -----------              -----------              -----------
Income before minority interest.............................              178,322                  127,917                  129,828
Minority interest...........................................                  339                      416                      876
                                                                      -----------              -----------              -----------
Net income..................................................          $   177,983              $   127,501              $   128,952
                                                                      ===========              ===========              ===========
Net income per common share:
 Basic......................................................          $      3.34              $      2.47              $      2.59
                                                                      ===========              ===========              ===========
 Diluted....................................................          $      3.14              $      2.34              $      2.47
                                                                      ===========              ===========              ===========
Weighted average common shares outstanding:
 Basic......................................................               53,234                   51,693                   49,727
                                                                      ===========              ===========              ===========
 Diluted....................................................               59,772                   58,508                   54,161
                                                                      ===========              ===========              ===========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                      TECH DATA CORPORATION
                                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (In thousands)

                                                                                                      Accumulated
                                      Preferred Stock       Common Stock     Additional                  Other          Total
                                      ----------------     ---------------     Paid-In     Retained  Comprehensive   Shareholders'
                                      Shares    Amount     Shares   Amount     Capital     Earnings  Income (Loss)      Equity
                                      ------    -----      ------   ------   ----------    --------  --------------  -------------
Balance - January 31, 1998..........   227       $5        48,250    $72      $403,880     $299,768   $  (1,137)       $  702,588

Issuance of common stock in
 business purchase..................                        2,196      3        84,964                                     84,967

Issuance of common
 stock for stock options
 exercised and related tax
 benefit of $5,965..................                          652      2        16,541                                     16,543

Comprehensive income................                                                        128,952      34,241           163,193
                                       ---       --        ------    ---      --------     --------   ---------        ----------
Balance - January 31, 1999..........   227        5        51,098     77       505,385      428,720      33,104           967,291

Issuance of common
 stock for stock options
 exercised and related tax
 benefit of $5,191 .................                        1,134      1        24,853                                     24,854

Effect if change in year end
 of certain subsidiaries (Note 3)...                                                             27     (17,086)          (17,059)

Comprehensive income................                                                        127,501     (88,892)           38,609
                                       ---       --        ------    ---      --------     --------   ---------        ----------
Balance - January 31, 2000..........   227        5        52,232     78       530,238      556,248     (72,874)        1,013,695

Issuance of common stock for
 stock options exercised and
 related tax benefit of $9,449......                        1,564      3        44,985                                     44,988

Comprehensive income................                                                        177,983     (41,352)          136,631
                                       ---       --        ------    ---      --------     --------   ---------        ----------
Balance - January 31, 2001..........   227       $5        53,796    $81      $575,223     $734,231   $(114,226)       $1,195,314
                                       ===       ==        ======    ===      ========     ========   =========        ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                           Year ended January 31,
                                                                    ----------------------------------------------------------------
                                                                         2001                     2000                     1999
                                                                    -----------------        -----------------       ---------------
Cash flows from operating activities:
 Cash received from customers.....................................     $ 20,114,486             $ 16,788,960          $ 11,094,731
 Cash paid to suppliers and employees ............................      (20,047,551)             (16,684,316)          (10,948,414)
 Interest paid....................................................          (94,823)                 (69,554)              (39,926)
 Income taxes paid................................................          (71,497)                 (39,367)              (62,895)
                                                                       ------------             ------------          ------------
  Net cash (used in) provided by operating activities ............          (99,385)                  (4,277)               43,496
                                                                       ------------             ------------          ------------
Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired .................          (19,198)                 (42,898)             (115,000)
 Sale of Macrotron AG.............................................                -                        -               227,843
 Expenditures for property and equipment .........................          (38,079)                 (59,038)              (47,796)
 Software development costs.......................................          (22,705)                 (18,381)               (4,856)
                                                                       ------------             ------------          ------------
  Net cash (used in) provided by investing activities ............          (79,982)                (120,317)               60,191
                                                                       ------------             ------------          ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock ..........................           44,988                   24,854                16,543
 Net borrowings (repayments) on revolving credit loans ...........          248,712                   99,447              (114,151)
 Principal payments on long-term debt.............................             (557)                    (162)                 (213)
                                                                       ------------             ------------          ------------
  Net cash provided by (used in) financing activities ............          293,143                  124,139               (97,821)
                                                                       ------------             ------------          ------------
Effect of change in year end of certain subsidiaries (Note 3) ....                -                   23,626                     -
                                                                       ------------             ------------          ------------
Effect of exchange rate changes on cash...........................           (6,637)                       -                     -
                                                                       ------------             ------------          ------------
  Net increase in cash and cash equivalents ......................          107,139                   23,171                 5,866
Cash and cash equivalents at beginning of year....................           31,786                    8,615                 2,749
                                                                       ------------             ------------          ------------
Cash and cash equivalents at end of year..........................     $    138,925             $     31,786          $      8,615
                                                                       ============             ============          ============
Reconciliation of net income to net cash (used in) provided
 by  operating activities:
Net income........................................................     $    177,983             $    127,501          $    128,952
                                                                       ------------             ------------          ------------
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
 Depreciation and amortization....................................           63,922                   57,842                42,605
 Provision for losses on accounts receivable .....................           41,447                   40,877                34,810
 Gain on sale of Macrotron AG.....................................                -                        -               (15,700)
 Deferred income taxes............................................           (1,789)                   1,306                   500
 Changes in assets and liabilities:
  (Increase) in accounts receivable ..............................         (313,197)                (202,790)             (434,268)
  (Increase) in inventories.......................................         (146,093)                (220,585)              (49,830)
  (Increase) decrease in prepaid and other assets ................          (11,603)                 (25,430)               89,140
  Increase in accounts payable ...................................           11,863                  136,748               387,136
  Increase (decrease) in accrued expenses ........................           78,082                   80,254              (139,849)
                                                                       ------------             ------------          ------------
   Total adjustments..............................................         (277,368)                (131,778)              (85,456)
                                                                       ------------             ------------          ------------
Net cash (used in) provided by operating activities ..............     $    (99,385)            $     (4,277)         $     43,496
                                                                       ============             ============          ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data Corporation and its subsidiaries ("Tech Data" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. For further discussion, see Note 3 - Change in Year End of Certain Subsidiaries.

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

Revenue Recognition

Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for marketing programs and product rebates are accounted for as a reduction of selling, general and administrative expenses or product cost according to the nature of the program. Shipping costs are included in the cost of products sold.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the following methods:

                                                Method           Years
                                           -----------------    ------
     Buildings and improvements.........     Straight-line      3 - 39
     Leasehold improvements.............     Straight-line      3 - 39
     Furniture, fixtures and equipment..      Accelerated       3 - 10
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

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Excess of Cost Over Fair Value of Acquired Net Assets

The excess of cost over fair value of acquired net assets ("goodwill") is being amortized on a straight-line basis over 15 to 40 years. Amortization expense was $8,690,000, $8,836,000 and $5,714,000 in 2001, 2000 and 1999, respectively. The accumulated amortization of goodwill is $23,187,000 and $16,713,000 at January 31, 2001 and 2000, respectively.

Intangibles

Included within other assets at January 31, 2001 are certain intangible assets including capitalized software costs and the allocation of a portion of the purchase price of Computer 2000 AG ("Computer 2000") to software used within the Computer 2000 entities and the value of the customer base acquired (see Note 2 - Acquisition and Disposition of Subsidiaries). Such capitalized costs are being amortized over three to ten years with amortization expense of $10,096,000, $9,297,000 and $8,442,000 in 2001, 2000, and 1999, respectively. The accumulated amortization of such costs was $48,442,000 and $31,262,000 at January 31, 2001 and 2000, respectively. The remaining unamortized balance of such costs was $57,019,000 and $45,202,000 at January 31, 2001 and 2000, respectively.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Foreign Currency Translation

Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity (in the cumulative foreign currency translation adjustment account or "CTA"). Income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year.

Derivative Financial Instruments

The Company operates internationally with distribution facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company's derivative financial instruments have terms of 90 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. Gains and losses resulting from effective accounting hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

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

The Company's derivative financial instruments outstanding at January 31, 2001 and 2000 are as follows:

                                                  January 31, 2001                 January 31, 2000
                                             ---------------------------      ---------------------------
                                              Notional        Estimated        Notional        Estimated
                                              Amounts         Fair Value       Amounts         Fair Value
                                             ----------       ----------      ----------       ----------
                                                   (In thousands)                   (In thousands)
Foreign exchange forward contracts ...        $403,275        $ (6,600)        $455,100        $ 11,100
Purchased currency options ...........          21,000               -           52,200           1,400
Interest rate swaps ..................          84,100            (300)           9,700               -

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $270,000,000 at January 31, 2001 based upon available market information. The carrying value of the convertible subordinated notes at January 31, 2001 was $300,000,000.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income is comprised exclusively of changes in the Company's CTA account. For the years ended January 31, 2001, 2000 and 1999, the Company recorded deferred income taxes in the CTA account of $20,101,000, $12,942,000, and $4,376,000, respectively.

Stock-based Compensation

The Company measures compensation costs in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the requirements of SFAS 123 "Accounting for Stock-Based Compensation", the appropriate pro forma disclosures relating to net income and earnings per share are provided. For further discussion see Note 8 -- Employee Benefit Plans.

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

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)



                                                   Year ended January 31,       Year ended January 31,    Year ended January 31,
                                                           2001                          2000                     1999
                                             ------------------------------   -------------------------   ------------------------
                                                         Weighted     Per              Weighted   Per             Weighted   Per
                                                 Net     Average     Share      Net    Average   Share     Net    Average   Share
                                                Income    Shares     Amount   Income    Shares   Amount   Income   Shares   Amount
                                             ------------------------------   -------------------------   ------------------------
                                                                        (In thousands, except per share amounts)
Net income per common share - basic ....      $177,983    53,234     $3.34    $127,501    51,693   $2.47  $128,952   49,727   $2.59
                                                                     =====                         =====                      =====

Effect of dilutive securities:
  Stock options ........................                   1,205                           1,482                      1,767

  5% convertible subordinated
     notes .............................         9,750     5,333                 9,450     5,333             4,726    2,667
                                              --------    ------              --------    ------          --------   ------

Net income per common share - diluted ..      $187,733    59,772     $3.14    $136,951    58,508   $2.34  $133,678   54,161   $2.47
                                              ========    ======     =====    ========    ======   =====  ========   ======   =====


At January 31, 2001, 2000 and 1999, there were 1,502,990, 2,580,000 and
1,571,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Cash Management System

Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $101,400,000 and $87,051,000 at January 31, 2001 and 2000 respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows. During the years ended January 31, 2000 and January 31, 1999, the effect of changes in foreign exchange rates on cash balances was not material. See Note 2 - Acquisition and Disposition of Subsidiaries regarding the non-cash exchange of common stock and convertible notes in connection with business combinations and other non-cash activity.

Fiscal Year

The Company operates on a fiscal year that ends on January 31. For the period prior to fiscal 2000, the Company consolidated its European and Latin American subsidiaries on a fiscal year that ended on December 31. Effective for the year ended January 31, 2000, the Company changed the fiscal year end of the European subsidiaries from December 31 to January 31. For further discussion, see Note 3
- Change in Year End of Certain Subsidiaries.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133". As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended is effective for fiscal years beginning after June 15, 2000. The impact of adoption of this statement on the Company's results of operations will not be material.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until the fourth quarter of fiscal year 2001. The impact of these bulletins on the Company's results of operations was not material.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of this statement on the Company's results of operations will not be material.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2. ACQUISITION AND DISPOSITION OF SUBSIDIARIES

Acquisition and Disposition of Macrotron AG

On July 1, 1997, the Company acquired approximately 77% of the voting common stock and 7% of the non-voting preferred stock of Macrotron AG ("Macrotron"), a distributor of personal computer products based in Munich, Germany. The initial acquisition was completed through an exchange of approximately $26,000,000 in cash and 406,586 shares of the Company's common stock, for a combined total value of approximately $35,000,000. The cash portion of the initial acquisition, the related tender offer and subsequent purchase of Macrotron's common and preferred stock were funded from the Company's revolving credit loan agreements. Prior to the disposition discussed below, the Company owned approximately 99% and 91% of Macrotron's common and preferred stock, respectively, for a total purchase price of approximately $80,000,000. The acquisition of Macrotron was accounted for under the purchase method. The purchase price allocation resulted in approximately $53,500,000 in excess cost over the net fair market value of tangible assets acquired as of January 31, 1998 and was being amortized over a period of 20 years.

Effective July 1, 1998, pursuant to a Share Purchase Agreement dated June 10, 1998, the Company completed the sale of its majority interest in Macrotron to Ingram Micro, Inc. ("Ingram"). Tech Data owned 99% and 91% of Macrotron's outstanding common and preferred stock, respectively, at the time of the sale. The sale of Macrotron was completed through the receipt of approximately $228,000,000 from Ingram (approximately $100,000,000 for the Company's shares of Macrotron and the balance of $128,000,000 for the

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 2. ACQUISITION AND DISPOSITION OF SUBSIDIARIES--(Continued)

repayment of Macrotron's intercompany indebtedness). The Company recorded a $15,700,000 gain on the sale. Macrotron's operations were consolidated into the Company's consolidated financial statements on a calendar year basis. Consequently, the Company's fiscal year ended January 31, 1998 included Macrotron's operations for the six month period beginning July 1, 1997 and ending December 31, 1997. The Company's fiscal year ended January 31, 1999 included the six month period beginning January 1, 1998 and ending June 30, 1998.

Acquisition of Computer 2000 AG

On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), a European distributor of technology products. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG., a subsidiary of Munich-based VIAG AG, and an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300,000,000 of 5% convertible subordinated notes, due July 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). The Company commenced a tender offer for the remaining Computer 2000 shares and on April 13, 1999 Computer 2000 adopted a resolution to integrate with Tech Data Germany AG ("Tech Data
Germany").   As a result of this integration Tech Data Germany acquired 100% of the shares of Computer 2000 in exchange for cash and a small amount of shares of Tech Data Germany. Computer 2000 remains as a wholly-owned subsidiary of Tech Data Germany. The tender offer, open market purchases and private purchase transactions were funded through the Company's revolving credit loan agreements.

The acquisition of Computer 2000 was accounted for under the purchase method. During the years ended January 31, 2001 and January 31, 2000, the Company acquired additional shares of Computer 2000 common stock, which including other cash payments, has resulted in additional consideration of $18,200,000 and $18,300,000, respectively. The aggregate purchase price of approximately $536,500,000 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired of approximately $347,200,000 ($304,000,000 at the January 31, 2001 exchange rate) is being amortized on a straight-line basis over 40 years.

For periods prior to fiscal 2000, the Company's subsidiaries outside of North America were included in its consolidated financial statements on a calendar basis. As such, the year ended January 31, 2000, included a full year of results for Computer 2000 and the year ended January 31, 1999 included six months of results for Computer 2000 (which was acquired effective July 1, 1998). For further discussion, see Note 3 - Change in Year End of Certain Subsidiaries.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 2. ACQUISITION AND DISPOSITION OF SUBSIDIARIES--(Continued)

Pro forma information

The following unaudited pro forma results of operations reflect the effect on the Company's operations as if the above described acquisition of Computer 2000 and disposition of Macrotron had occurred as of the beginning of the year ended January 31, 1999 (in thousands, except per share amounts):

                                                                                                    Year ended
                                                                                                    January 31,
                                                                                                       1999
                                                                                                -----------------
Net sales ..................................................................................          $13,694,426
Net income .................................................................................              125,954
Net income per common share:
  Basic ....................................................................................                 2.48
  Diluted ..................................................................................                 2.34


The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions and disposition noted above been consummated as of the beginning of the period, nor are they necessarily indicative of future operating results.

Acquisition of Globelle Corporation

On May 21, 1999, the Company acquired majority control of Globelle Corporation ("Globelle"), a mass storage and components distributor based in Canada. By October 8, 1999, the Company had acquired 100% of the outstanding stock of Globelle for total cash consideration of approximately $24,600,000. The acquisition of Globelle was accounted for under the purchase method. The purchase price allocation resulted in approximately $12,479,000 in excess purchase price over the net fair market value of tangible assets acquired as of January 31, 2001, to be amortized over a period of 20 years from the date of acquisition. Pro forma financial information related to the Globelle acquisition has not been presented since the acquisition was not material to the Company's financial position or results of operations. The year ended January 31, 2001 includes twelve months of results, while January 31, 2000 includes only seven months of results for Globelle.

Non-Cash Transactions

The Company issued $300,000,000 convertible subordinated notes and approximately 2,200,000 shares of common stock in conjunction with its acquisition of Computer 2000 in July 1998. In fiscal 2001 and 2000, the Company entered into capital leases for a distribution center in Germany which totaled $5,418,000 and $8,476,000 at January 31, 2001 and January 31, 2000, respectively.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 3. CHANGE IN YEAR END OF CERTAIN SUBSIDIARIES

In fiscal 2000, the Company's board of directors approved a change in the fiscal year end of its European subsidiaries to January 31 to conform with the Company's year end. The Tech Data consolidated financial statements for the year ended January 31, 2000 include the operating results of these subsidiaries for the 12 months ended December 31, 1999 with the operating results for the month of January 2000 reflected in retained earnings as a result of the change which does not have a significant effect on the accompanying financial statements. Summarized financial information associated with the month of January 2000 for those foreign subsidiaries affected by this change is as follows in thousands:

                                                                                                   Month ended
                                                                                                   January 31,
                                                                                                       2000
                                                                                                 ---------------
Net sales..................................................................................          $617,284
Net income.................................................................................                27
Cash provided by/(used in)
  Operating activities.....................................................................           (34,270)
  Investing activities.....................................................................              (596)
  Financing activities.....................................................................            58,492

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 4. PROPERTY AND EQUIPMENT

                                                                                          January 31,
                                                                              -------------------------------------
                                                                                  2001                    2000
                                                                              -------------           -------------
                                                                                        (In thousands)
Land .................................................................          $   7,771               $   7,644
Buildings and improvements ...........................................             71,655                  59,676
Furniture, fixtures and equipment ....................................            227,216                 220,911
Construction in progress .............................................             13,212                   8,015
                                                                              -----------             -----------
                                                                                  319,854                 296,246
Less-accumulated depreciation ........................................           (166,658)               (142,238)
                                                                              -----------             -----------
                                                                                $ 153,196               $ 154,008
                                                                              ===========             ===========

Property and equipment includes approximately $13,000,000 of assets under capital leases. See Note 6 - Long-Term Debt.

NOTE 5. REVOLVING CREDIT LOANS

                                                                                         January 31,
                                                                            -------------------------------------
                                                                                 2001                   2000
                                                                            --------------         --------------
                                                                                       (In thousands)
Receivables Securitization Program, average interest rate of
  7.03% at January 31, 2001, expiring May 17, 2001 ......................      $  575,000             $  460,000
Multi-currency Revolving Credit Facility, average interest rate of
  6.12% at January 31, 2001, expiring May 7, 2003 .......................         328,351                345,551
Other revolving credit facilities, average interest rate of
  6.26%, expiring on various dates throughout 2001 ......................         346,225                201,258
                                                                               ----------             ----------
                                                                               $1,249,576             $1,006,809
                                                                               ==========             ==========

The Company has an agreement (the "Receivables Securitization Program") with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $800,000,000. Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company's Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $460,000,000 (increased to $495,000,000 subsequent to January 31, 2001) on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on certain financial ratios. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $625,000,000 at January 31, 2001 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 5. REVOLVING CREDIT LOANS--(Continued)

The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At January 31, 2001, the Company was in compliance with all such covenants.

NOTE 6.  LONG-TERM DEBT

                                                                                                 January 31,
                                                                                    ----------------------------------
                                                                                         2001                 2000
                                                                                    -------------         ------------
                                                                                                 (In thousands)
Mortgage note payable, interest at 10.25%, principal and interest
 of $85,130 payable monthly, balloon payment due 2005 ...........................       $  8,365             $  8,521
Convertible subordinated debentures, interest at 5.00% payable
 semi-annually, due July 2003 ...................................................        300,000              300,000
Capital leases...................................................................         12,937                8,476
                                                                                        --------             --------
                                                                                         321,302              316,997
Less - current maturities (included in accrued expenses) ........................           (545)                (157)
                                                                                        --------             --------
                                                                                        $320,757             $316,840
                                                                                        ========             ========

Principal maturities of long-term debt (excluding capitalized lease obligations) at January 31, 2001 for the succeeding five fiscal years are as follows: 2002 - $173,000; 2003 - $190,000; 2004 - $300,210,000; 2005 - $7,792,000.

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

Principal maturities of capitalized lease obligations (including interest of $6,730,000) at January 31, 2001 are as follows: 2002 through 2006 - $1,220,000 annually and $13,567,000 thereafter.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                                  January 31,
                                                                                       ----------------------------------
                                                                                           2001                  2000
                                                                                       ------------          ------------
Deferred tax liabilities:                                                                        (In thousands)
Accelerated depreciation and amortization ........................................        $ 13,678              $ 14,733
 Capitalized advertising program costs ...........................................             462                   625
 Currency translation  ...........................................................               -                13,142
 Other - net  ....................................................................             359                 5,047
                                                                                          --------              --------
  Total deferred tax liabilities .................................................          14,499                33,547
                                                                                          --------              --------
Deferred tax assets:
 Accruals not currently deductible ...............................................           8,042                 9,515
 Reserves not currently deductible ...............................................          21,877                21,067
 Loss carryforwards ..............................................................          55,744                60,506
 Currency translation ............................................................           3,664                     -
 Other - net .....................................................................               -                 4,097
                                                                                          --------              --------
                                                                                            89,327                95,185
Less: valuation allowance ........................................................         (18,243)              (17,224)
                                                                                          --------              --------
  Total deferred tax assets ......................................................          71,084                77,961
                                                                                          --------              --------
   Net deferred tax asset ........................................................        $ 56,585              $ 44,414
                                                                                          ========              ========

The net change in the valuation allowance for deferred tax assets was an increase of $1,019,000, $1,187,000 and $16,037,000 at January 31, 2001, 2000 and
1999, respectively. The valuation increase in 1999 relates primarily to loss carryforwards acquired in the acquisition of Computer 2000. No benefit has been recognized with regard to these loss carryforwards.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES--(Continued)

Significant components of the provision for income taxes are as follows:

                                                                                       Year ended January 31,
                                                                          -----------------------------------------------
                                                                             2001              2000              1999
                                                                          -----------       -----------       -----------
Current:                                                                                  (In thousands)
 Federal .............................................................       $68,498           $42,693           $50,153
 State  ..............................................................         3,348             2,933             6,816
 Foreign..............................................................        25,976            25,905            18,746
                                                                         -----------       -----------       -----------
  Total current ......................................................        97,822            71,531            75,715
                                                                         -----------       -----------       -----------
Deferred:
 Federal..............................................................        (5,825)             (805)           (3,093)
 State................................................................          (793)              127              (424)
 Foreign..............................................................         4,829             1,984             4,017
                                                                         -----------       -----------       -----------
   Total deferred ....................................................        (1,789)            1,306               500
                                                                          -----------       -----------       -----------
                                                                             $96,033           $72,837           $76,215
                                                                         ===========       ===========       ===========


The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                                      Year ended January 31,
                                                                          ---------------------------------------------
                                                                            2001               2000              1999
                                                                          -------            --------           -------
Tax at U.S. statutory rates ..........................................      35.0%               35.0%             35.0%
State income taxes, net of federal tax benefit .......................        .6                 1.0               2.0
Other - net ..........................................................       (.6)                 .3                 -
                                                                         -------            --------           -------
                                                                            35.0%               36.3%             37.0%
                                                                         =======            ========           =======

The components of pretax earnings are as follows:

                                                                                 Year ended January 31,
                                                                   -------------------------------------------------
                                                                          2001             2000               1999
                                                                   -------------------------------------------------
                                                                                      (In thousands)
United States ................................................          $164,854         $113,229           $140,850
Foreign ......................................................           109,501           87,525             65,193
                                                                   -------------     ------------       ------------
                                                                        $274,355         $200,754           $206,043
                                                                   =============     ============       ============

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES--(Continued)

The Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards of $154,000,000. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2002 through 2011. A valuation allowance of $18,243,000 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

The cumulative amount of undistributed earnings of international subsidiaries for which U.S. income taxes have not been provided was approximately $235,000,000 at January 31, 2001. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

NOTE 8. EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2001, the Company had four stock-based compensation plans. Under the Company's various stock-based compensation plans, which cover 16,100,000 shares, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors grants of restricted stock, options to purchase common stock, stock appreciation rights ("SARs"), limited stock appreciation rights ("Limited SARs"), and performance awards that are dependent upon achievement of specified performance goals. Stock options granted have a maximum term of 10 years, unless a shorter period is specified by the stock option committee. Awards under the plans are priced as determined by the stock option committee with the exception of stock option awards that are priced at the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

A summary of the status of the Company's stock option plans is as follows:


                                        January 31,                     January 31,                        January 31,
                                           2001                            2000                               1999
                            -----------------------------     ------------------------------     --------------------------------
                                                Weighted-                          Weighted-                         Weighted-
                                                 Average                            Average                           Average
                                                Exercise                           Exercise                          Exercise
                                 Shares           Price             Shares            Price            Shares          Price
                             ----------------------------     ------------------------------     --------------------------------
Outstanding at beginning
 of year ...................    6,042,560       $24.12            4,364,075        $26.88           3,881,545          $19.43
Granted.....................    2,646,310        31.84            3,050,700         17.87           1,661,400           40.27
Exercised ..................   (1,453,927)       21.55             (948,180)        16.21            (609,620)          14.24
Canceled ...................     (931,191)       28.40             (424,035)        26.69            (569,250)          28.68
                             ------------                       -----------                       -----------
Outstanding at year end.....    6,303,752        27.20            6,042,560         24.12           4,364,075           26.88
                             ============                       ===========                       ===========

Options exercisable at
  year end .................    1,487,113                         1,993,750                           768,425
Available for grant at
  year end .................    3,165,310                           869,635                         3,496,000

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 8. EMPLOYEE BENEFIT PLANS--(Continued)

                                                Options Outstanding                                    Options Exercisable
                       ------------------------------------------------------------------      -----------------------------------
                                             Weighted-Average
   Range of                Number               Remaining                                          Number          Weighted-Average
   Exercise             Outstanding          Contractual Life            Weighted-Average        Exercisable           Exercise
    Prices              at 1/31/01               (years)                 Exercise Price          at 1/31/01              Price
---------------        -------------         -----------------         ------------------       -------------      ----------------
Under $ 14.38               514,210                4.04                       $12.34                 416,910             $11.87
14.56 - 16.50             1,229,180                8.09                        16.46                 271,500              16.34
17.13 - 24.13             1,046,252                6.07                        21.93                 402,402              21.90
24.97 - 41.00             3,219,110                8.49                        33.76                 339,500              39.06
41.75 - 51.38               295,000                8.49                        45.04                  56,801              45.35
                       ------------                                                             ------------
                          6,303,752                                                                1,487,113
                       ============                                                             ============

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company's U.S. and Canadian subsidiaries. Under the terms of the plan, employees can choose to have a fixed dollar amount or percentage deducted from their biweekly compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since plan inception, the Company has sold 288,684 shares as of January 31, 2001. All shares purchased under this plan must be retained for a period of one year.

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

                                                                             Year ended January 31,
                                                               -----------------------------------------------------
                                                                    2001               2000                1999
                                                               --------------     --------------      --------------
Net income................................................         $163,365           $113,603            $120,548
Net income per common share:
 Basic....................................................             3.07               2.20                2.42
 Diluted..................................................             2.73               1.95                2.32

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 8. EMPLOYEE BENEFIT PLANS--(Continued)

The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2001, 2000 and 1999 was $18.24, $9.20 and $24.04, respectively. The following assumptions were used for the years ended January 31, 2001, 2000 and 1999, respectively:

-----------------------------------------------------------------------------------------------------------------------------
    Year Ended              Grant            Expected Option           Expected          Risk-Free         Expected Dividend
    January 31,              Date                 Term                Volatility       Interest Rate             Yield
-----------------------------------------------------------------------------------------------------------------------------
       2001                4/4/2000                  4                    67%               6.29%                  0%
       2000               3/29/1999                2-5                    65%           5.00% - 5.23%              0%
                         10/28/1999                  5                    65%               6.03%                  0%
       1999               3/29/1998                  5                    65%               5.68%                  0%

Results may vary depending on the assumptions applied within the model.

Stock Ownership and Retirement Savings Plans

In 1984, the Company established an employee stock ownership plan (the "ESOP") covering substantially all U.S. employees. Contributions, in the form of company stock, were made to employees' accounts on an annual basis upon approval by the Board of Directors. The ESOP provided for distribution of vested percentages of the Company's common stock to participants. Such benefit became fully vested after seven years of qualified service. The Company also offered its U.S. employees a retirement savings plan pursuant to section 401(k) of the Internal Revenue Code ("401(k) Plan"). The Company's 401(k) Plan provided the ability for the Company to match deferrals in an amount determined annually by the Company's Board of Directors.

Effective January 1, 2000, the Company merged the assets of the ESOP and 401(k) Plan to form the Tech Data Corporation 401(k) Savings Plan ("the 401(k) Savings Plan"). Participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals, with no maximum, and participants are fully vested following four years of qualified service.

At January 31, 2001 and 2000, the number of shares of Tech Data common stock held by the Company's 401(k) Savings Plan amounted to 796,000 shares and 825,000 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan and the ESOP were $2,686,000, $2,740,000 and $1,992,000 for 2001,
2000 and 1999, respectively.

NOTE 9. CAPITAL STOCK

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

Subsequent to January 31, 2001, the Company completed a capitalization wherein it exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases distribution facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rental expense for all operating leases amounted to $46,786,000, $39,394,000 and $27,015,000 in 2001, 2000 and 1999, respectively. Future minimum lease payments under all such leases for the succeeding five fiscal years are as follows: 2002
- $25,973,000; 2003 - $22,360,000; 2004 - $18,243,000; 2005 - $13,372,000; 2006
- $7,785,000 and thereafter - $57,267,000.

Contingencies

The Company has guaranteed the repayment of indebtedness of certain customers to unrelated third parties. The total amount of indebtedness covered by these guarantees approximated $17 million at January 31, 2001.

NOTE 11. SEGMENT INFORMATION

The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and related logistics and other value-added services. Based on geographic location, the Company has three segments. These geographical segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International areas (Canada, Argentina, Brazil, Chile, Peru, Uruguay, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is income from operations. The accounting policies of the segments are the same as those described in Note 1 -- Summary of Significant Accounting Policies.

Financial information by geographic segments is as follows (in thousands):

                                                                                                 Other
                                                 United States            Europe             International               Total
                                                ---------------        -------------       -----------------           ---------
Fiscal year 2001
----------------
Net sales to unaffiliated customers ..........      $11,258,506           $7,813,334             $1,355,839           $20,427,679
                                                    ===========           ==========             ==========           ===========
Operating income ..............................     $   238,270           $  100,458             $   24,028           $   362,756
                                                    ===========           ==========             ==========           ===========
Identifiable assets ...........................     $ 1,835,019           $2,431,017             $  349,509           $ 4,615,545
                                                    ===========           ==========             ==========           ===========

Fiscal year 2000
----------------
Net sales to unaffiliated customers ..........      $ 8,407,324           $7,528,978             $1,055,448           $16,991,750
                                                    ===========           ==========             ==========           ===========
Operating income .............................      $   165,813           $   95,184             $   10,875           $   271,872
                                                    ===========           ==========             ==========           ===========
Identifiable assets ..........................      $ 1,806,376           $1,999,116             $  318,326           $ 4,123,818
                                                    ===========           ==========             ==========           ===========

Fiscal year 1999
----------------
Net sales to unaffiliated customers ..........      $ 6,359,124           $4,540,108             $  629,767           $11,528,999
                                                    ===========           ==========             ==========           ===========
Operating income .............................      $   156,142           $   73,585             $      577           $   230,304
                                                    ===========           ==========             ==========           ===========
Identifiable assets ..........................      $ 1,555,325           $2,112,546             $  177,116           $ 3,844,987
                                                    ===========           ==========             ==========           ===========

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 12. UNAUDITED INTERIM FINANCIAL INFORMATION

                                                                               Quarter ended
                                                 ----------------------------------------------------------------------------
                                                    April 30             July 31            October 31          January 31
                                                 --------------       --------------      --------------      ---------------
                                                                  (In thousands, except per share amounts)
Fiscal year 2001
----------------
Net sales ................................         $4,924,516           $4,996,973          $5,189,186           $5,317,004
Gross profit .............................            257,859              265,233             280,677              292,294
Net income ...............................             37,219               40,782              47,246               52,736
Net income per common share:
  Basic .................................                 .71                  .77                 .88                  .98
  Diluted ...............................                 .68                  .72                 .82                  .92


                                                                               Quarter ended
                                               ----------------------------------------------------------------------------
                                                   April 30             July 31            October 31          January 31
                                               --------------      ---------------      --------------      ---------------
                                                                  (In thousands, except per share amounts)
Fiscal year 2000
----------------
Net sales ................................         $3,877,158           $4,024,965          $4,310,072           $4,779,555
Gross profit .............................            225,242              222,484             231,353              254,585
Net income ...............................             28,024               29,416              33,004               37,057
Net income per common share:
  Basic ..................................                .55                  .57                 .63                  .71
  Diluted ................................                .53                  .54                 .60                  .67

                     TECH DATA CORPORATION AND SUBSIDIARIES

                                    PART III

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2001 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2001 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 2001.

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  See index to financial statements and schedules included in Item 8.

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 2001.

(c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit
Number                                    Description
-------                                   -----------
 3-A(1)     -    Articles of Incorporation of the Company as amended to April 23, 1986.
 3-B(2)     -    Articles of Amendment to Articles of Incorporation of the Company filed on August 27, 1987.
 3-C(13)    -    By-Laws of the Company as amended to November 28, 1995.
 3-F(9)     -    Articles of Amendment to Articles of Incorporation of the Company filed on July 15, 1993.
 3-G(15)    -    Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.
 3-H(20)    -    By-Laws of the Company as adopted on March 25, 1997.
 3-I(20)    -    Amendment to By-Laws of the Company as adopted on March 30, 1999.
 3-J(20)    -    Amendment to By-Laws of the Company as adopted on April 5, 2000.
 3-K(21)    -    Amendment to By-Laws of the Company as adopted on June 23, 1998.
 3-L(21)    -    Articles of Amendment to Amended and Restated Articles of Incorporation of the Company as of June 24, 1998.
 10-F(4)    -    Incentive Stock Option Plan, as amended, and form of option agreement.
 10-G(10)   -    Employee Stock Ownership Plan as amended December 16, 1994.
 10-V(5)    -    Employment Agreement between the Company and Edward C. Raymund dated as of January 31, 1991.
 10-W(5)    -    Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
 10-X(6)    -    First Amendment to the Employment Agreement between the Company and Edward C. Raymund dated November 13, 1992.


 Exhibit
 Number                                                          Description
 -------                                                         -----------
 10-Y(6)        -        First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement
                         dated November 13, 1992.
 10-Z(6)        -        1990 Incentive and Non-Statutory Stock Option Plan as amended.
 10-AA(7)       -        Non-Statutory Stock Option Grant Form.
 10-BB(7)       -        Incentive Stock Option Grant Form.
 10-CC(8)       -        Employment Agreement between the Company and Steven A. Raymund dated February 1, 1992.
 10-EE(10)      -        Retirement Savings Plan as amended January 26, 1994.
 10-FF(9)       -        Revolving Credit and Reimbursement Agreement dated December 22, 1993.
 10-GG(9)       -        Transfer and Administration Agreement dated December 22, 1993.
 10-HH(10)      -        Amendments (Nos. 1-4) to the Transfer and Administration Agreement.
 10-II(10)      -        Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.
 10-JJ(10)      -        Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
 10-KK(13)      -        Amendments (Nos. 5,6) to the Transfer and Administration Agreement.
 10-LL(13)      -        Amendments (Nos. 3-5) to the Amended and Restated Revolving Credit and Reimbursement Agreement
                         dated July 28, 1994, as amended.
 10-MM(13)      -        Amendments (Nos. 3-5) to the Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
 10-NN(12)      -        Non-Employee Directors' 1995 Non-Statutory Stock Option Plan.
 10-OO(12)      -        1995 Employee Stock Purchase Plan.
 10-PP(12)      -        Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.
 10-QQ(14)      -        Amended and Restated Transfer and Administration Agreement dated January 21, 1997.
 10-RR(14)      -        Amendment Number 1 to the Amended and Restated Transfer and Administration Agreement dated January 21,
                         1997, as amended.
 10-SS(14)      -        Revolving Credit and Reimbursement Agreement dated May 23, 1996.
 10-TT(15)      -        Amendment Number 2 to the Amended and Restated Transfer and Administration Agreement dated January
                         21, 1997, as amended.
 10-UU(15)      -        Revolving Credit and Reimbursement Agreement dated August 28, 1997.
 10-VV(16)      -        Amendment Number 3 to the Amended and Restated Transfer and Administration Agreement dated January
                         21, 1997, as amended.
 10-WW(17)      -        Amendments (Nos. 1-2) to the Revolving Credit and Reimbursement Agreement dated August 28, 1997, as amended.
 10-XX(17)      -        Amendments (Nos. 4-6) to the Amended and Restated Transfer and Administration Agreement dated
                         January 21, 1997, as amended.
 10-YY(18)      -        Second Amended and Restated Transfer and Administration Agreement dated February 10, 1999.
 10-ZZ(19)      -        Amendments (Nos.1, 2) to Second Amended and Restated Transfer and Administration Agreement.
 10-AAa(20)     -        Transfer and Administration Agreement dated May 19, 2000.
 10-AAb(20)     -        Credit Agreement dated as of May 8, 2000.
 10-AAc(20)     -        Amended and Restated Participation Agreement dated as of May 8, 2000.
 10-AAd(20)     -        Amended and Restated Lease Agreement dated as of May 8, 2000.
 10-AAe(20)     -        Amended and Restated Agency Agreement dated as of May 8, 2000.
 10-AAf(22)     -        Retirement Savings Plan as amended July 14, 1999.
 10-AAg(23)     -        Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.
 10-AAh(3)      -        Amendment Number 1 to the Transfer and Administration Agreement dated November 2, 2000.
 10-AAi(24)     -        2000 Non-Qualified Stock Option Plan of Tech Data Corporation.
 10-AAj(24)     -        2000 Equity Incentive Plan of Tech Data Corporation.
 21(3)          -        Subsidiaries of Registrant.
 99-A(3)        -        Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities
                         Litigation Reform Act of 1995.

_______________

(1) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-4135.
(2) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-1, File No. 33-21997.
(3)  Filed herewith.
(4) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-21879.
(5) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 33-41074.
(8) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11) Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on March 26, 1996, File No. 0-14625.
(12) Incorporated by reference to the Exhibits included in the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-36999.
(16) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1998, File No. 0-14625.
(17) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 1999, File No. 0-14625.
(18) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 1999, File No. 0-14625.
(19) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 2000, File No. 0-14625.
(20) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(21) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-44848.
(22) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-85509.
(23) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-93801.
(24) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-59198.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41074, 33-62181, 33-60479, 333-93801, 333-85509, 333-59198)
and Form S-3 (No. 333-44848) of Tech Data Corporation, of our report dated March 23, 2001, with respect to the consolidated financial statements and schedule of Tech Data Corporation and subsidiaries included in the Annual Report (Form 10-K) for the year ended January 31, 2001.

/s/ERNST & YOUNG LLP
--------------------
Ernst & Young LLP
Tampa, Florida
April 23, 2001

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-44848) and Form S-8 (Nos. 33-41074, 33-62181,
33-60479, 333-93801, 333-85509 and 333-59198) of Tech Data Corporation of our
report dated March 28, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Tampa, Florida
April 23, 2001

                        CONSENT OF INDEPENDENT AUDITORS

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-41074, 33-62181, 33-60479, 333-93801, 333-85509 and 333-59198) and
Form S-3 (333-44848) of Tech Data Corporation of our report dated March 28, 2000, relating to the consolidated balance sheet of Computer 2000 Aktiengesellschaft and subsidiaries as of January 31, 2000, which report appears in the January 31, 2001 annual report on Form 10-K of Tech Data Corporation.

/s/ KPMG HARTKOPF & RENTROP TREUHAND KG
---------------------------------------
Wirtschaftsprufungsgesellschaft
Cologne
April 23, 2001

                                                                     SCHEDULE II

                     TECH DATA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Activity
                                       --------------------------------
Allowance for doubtful     Balance at  Charged to                          Balance
accounts receivable and    beginning    cost and                          at end of
sales returns:             of period    expenses   Deductions   Other(1)    period
-------------------------  ----------  ----------  -----------  --------  ---------
January 31,
2001                        $61,617     $41,447     $(42,467)   $ 3,868    $64,465
2000                         60,521      40,877      (44,932)     5,151     61,617
1999                         29,731      34,810      (31,707)    27,687     60,521

_______________

(1) "Other" includes recoveries, acquisitions, dispositions, the effect of fluctuations in foreign currency and the effect of the change in year end of certain subsidiaries (see Note 3 to Notes to Consolidated Financial Statements).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2001.

                                    TECH DATA CORPORATION

                                    By /s/ STEVEN A. RAYMUND
                                      ---------------------------------
                                           Steven A. Raymund,
                                    Chairman of the Board of Directors;
                                         Chief Executive Officer

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

      Signature                          Title                          Date
      ---------                          -----                          ----
/s/ STEVEN A. RAYMUND      Chairman of the Board of Directors;        April 27, 2001
---------------------      Chief Executive Officer
Steven A. Raymund

/s/ JEFFERY P. HOWELLS     Executive Vice President and               April 27, 2001
----------------------     Chief Financial Officer; Director
Jeffery P. Howells         (principal financial officer)

/s/ JOSEPH B. TREPANI      Senior Vice President and Corporate        April 27, 2001
---------------------      Controller (principal accounting officer)
Joseph B. Trepani

/s/ ARTHUR W. SINGLETON    Corporate Vice President, Treasurer        April 27, 2001
-----------------------    and Secretary
Arthur W. Singleton

/s/ CHARLES E. ADAIR       Director                                   April 27, 2001
--------------------
Charles E. Adair

/s/ MAXIMILIAN ARDELT      Director                                   April 27, 2001
---------------------
Maximilian Ardelt

/s/ JAMES M. CRACCHIOLO    Director                                   April 27, 2001
-----------------------
James M. Cracchiolo


     Signature                    Title                  Date
     ---------                    -----                  ----
/s/ DANIEL M. DOYLE      Director                     April 27, 2001
--------------------
Daniel M. Doyle

/s/ EDWARD C. RAYMUND    Director; Chairman Emeritus  April 27, 2001
---------------------
Edward C. Raymund

/s/ KATHY MISUNAS        Director                     April 27, 2001
-----------------
Kathy Misunas

/s/ DAVID M. UPTON       Director                     April 27, 2001
------------------
David M. Upton

/s/ JOHN Y. WILLIAMS     Director                     April 27, 2001
--------------------
John Y. Williams

                                 EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
10-AAh       Amendment Number 1 to the Transfer and Administration Agreement
             dated November 2, 2000.

21           Subsidiaries of Registrant

99-A Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.