Form 10-Q
period 2001-04-30
TECH DATA CORP
filed 2001-06-14
CIK 790703

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2001
                           --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission file number  0-14625
                        -------

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

                                 Yes X   No___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
                CLASS                                     June 7, 2001
----------------------------------------                  ------------

Common stock, par value $.0015 per share                   54,127,717

                     TECH DATA CORPORATION AND SUBSIDIARIES

              Form 10-Q for the Three Months Ended April 30, 2001
              ---------------------------------------------------

                                     INDEX
                                     -----


PART I.    FINANCIAL INFORMATION                                    PAGE
                                                                    ----

           Item 1. Financial Statements

                   Consolidated Balance Sheet as of
                       April 30, 2001 (unaudited) and
                       January 31, 2001                               3

                   Consolidated Statement of Income
                       (unaudited) for the three months
                       ended April 30, 2001 and 2000                  4

                   Consolidated Statement of Cash Flows
                       (unaudited) for the three months
                       ended April 30, 2001 and 2000                  5

                   Notes to Consolidated Financial Statements
                   (unaudited)                                        6-10

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     11-16

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                       17


PART II.   OTHER INFORMATION

           Items 1-5 required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the three months ended
           April 30, 2001.

           Item 6.  Exhibits and Reports on Form 8-K                 17

SIGNATURES                                                           18

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                        April 30,         January 31,
                                                                          2001                2001
                                                                    ---------------     ---------------
      ASSETS                                                          (Unaudited)
Current assets:
 Cash and cash equivalents                                          $       128,408     $       138,925
 Accounts receivable, less allowance for
  doubtful accounts of $60,952 and $64,465                                1,818,574           2,142,792
 Inventories                                                              1,443,929           1,669,574
 Prepaid and other assets                                                   107,360             114,977
                                                                    ---------------     ---------------
  Total current assets                                                    3,498,271           4,066,268
Property and equipment, net                                                 146,024             153,196
Excess of cost over fair value of acquired net assets, net                  283,654             299,692
Other assets, net                                                            97,064              96,389
                                                                    ---------------     ---------------
                                                                    $     4,025,013     $     4,615,545
                                                                    ===============     ===============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving credit loans                                             $     1,196,058     $     1,249,576
 Accounts payable                                                         1,042,411           1,519,167
 Accrued expenses                                                           277,903             330,242
                                                                    ---------------     ---------------
   Total current liabilities                                              2,516,372           3,098,985
Long-term debt                                                              319,939             320,757
                                                                    ---------------     ---------------
    Total liabilities                                                     2,836,311           3,419,742
                                                                    ---------------     ---------------
Minority interest                                                               466                 489
                                                                    ---------------     ---------------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares authorized;
 none and 226,500 issued and outstanding; liquidation
   preference $.20 per share (see Note 6)                                         -                   5
 Common stock, par value $.0015; 200,000,000 shares
   authorized; 53,829,018 and 53,796,432 issued and
   outstanding                                                                   81                  81
 Additional paid-in capital                                                 578,136             575,223
 Retained earnings                                                          766,030             734,231
 Accumulated other comprehensive loss                                      (156,011)           (114,226)
                                                                    ---------------     ---------------
   Total shareholders' equity                                             1,188,236           1,195,314
                                                                    ---------------     ---------------
                                                                    $     4,025,013     $     4,615,545
                                                                    ===============     ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (In thousands, except per share amounts)


                                                           Three months ended
                                                                April 30,
                                                    -----------------------------------
                                                        2001                   2000
                                                    -----------             -----------
Net sales                                           $ 4,679,992             $ 4,924,516
Cost of products sold                                 4,428,799               4,666,657
                                                    -----------             -----------
Gross profit                                            251,193                 257,859
Selling, general and administrative expenses            179,862                 182,478
                                                    -----------             -----------

Operating income                                         71,331                  75,381
Interest expense, net                                    22,779                  18,751
Net foreign currency exchange loss (gain)                   372                    (795)
                                                    -----------             -----------

Income before income taxes                               48,180                  57,425
Provision for income taxes                               16,381                  20,098
                                                    -----------             -----------

Income before minority interest                          31,799                  37,327
Minority interest                                             -                     108
                                                    -----------             -----------

Net income                                          $    31,799             $    37,219
                                                    ===========             ===========


Net income per common share:
  Basic                                             $       .59             $       .71
                                                    ===========             ===========
  Diluted                                           $       .57             $       .68
                                                    ===========             ===========
Weighted average common shares outstanding:
  Basic                                                  53,829                  52,322
                                                    ===========             ===========
  Diluted                                                60,076                  58,470
                                                    ===========             ===========



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                              Three months ended
                                                                                  April 30,
                                                                  ---------------------------------------
                                                                        2001                   2000
                                                                  ----------------       ----------------
Cash flows from operating activities:
  Cash received from customers                                         $ 4,939,467            $ 4,742,913
  Cash paid to suppliers and employees                                  (4,882,744)            (4,753,804)
  Interest paid                                                            (18,070)               (20,343)
  Income taxes paid                                                        (20,508)               (24,745)
                                                                  ----------------       ----------------
    Net cash provided by (used in) operating activities                     18,145                (55,979)
                                                                  ----------------       ----------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                  -                (17,040)
  Capital expenditures                                                      (8,712)               (10,724)
                                                                  ----------------       ----------------
     Net cash used in investing activities                                  (8,712)               (27,764)
                                                                  ----------------       ----------------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                                 2,908                 18,101
  Net (repayments) borrowings under revolving credit loans                 (17,132)                83,024
  Principal payments on long-term debt                                        (146)                  (134)
                                                                  ----------------       ----------------
    Net cash (used in) provided by financing activities                    (14,370)               100,991
                                                                  ----------------       ----------------
Effect of currency exchange rate changes on cash                            (5,580)                (3,576)
                                                                  ----------------       ----------------
Net (decrease) increase in cash and cash equivalents                       (10,517)                13,672
Cash and cash equivalents at beginning of period                           138,925                 31,786
                                                                  ----------------       ----------------
Cash and cash equivalents at end of period                             $   128,408            $    45,458
                                                                  ================       ================
Reconciliation of net income to net cash provided by (used in)
  operating activities:
Net income                                                             $    31,799            $    37,219
                                                                  ----------------       ----------------
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                           15,842                 15,707
    Provision for losses on accounts receivable                             10,928                 11,047
    Foreign currency transaction loss (gain)                                   372                   (795)
    (Increase) decrease in assets:
      Accounts receivable                                                  259,474               (181,606)
      Inventories                                                          189,227                 43,067
      Prepaid and other assets                                             (13,538)                 5,868
    Increase (decrease) in liabilities:
      Accounts payable                                                    (443,024)               (41,398)
      Accrued expenses                                                     (32,935)                54,912
                                                                  ----------------       ----------------
        Total adjustments                                                  (13,654)               (93,198)
                                                                  ----------------       ----------------
 Net cash provided by (used in) operating activities                   $    18,145            $   (55,979)
                                                                  ================       ================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the "Company" or "Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of April 30, 2001 and the results of their operations and cash flows for the three months ended April 30, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2002.


NOTE 2 - NET INCOME PER COMMON SHARE:

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

The composition of basic and diluted net income per common share is as follows:

                                                                     Three months ended April 30,
                                       ---------------------------------------------------------------------------------------
                                                         2001                                           2000
                                       ----------------------------------------      -----------------------------------------
                                                         Weighted         Per                           Weighted         Per
                                            Net          Average         Share            Net           Average         Share
                                          Income          Shares        Amount           Income          Shares        Amount
                                       -----------     ----------     ---------      ------------     ----------     ---------
                                                             (In thousands, except per share amounts)
Net income per common
  share - basic                            $31,799         53,829        $  .59           $37,219         52,322        $  .71
                                                                      =========                                      =========

Effect of dilutive securities:
  Stock options                                  -            914                               -            815
  5% convertible subordinated notes          2,475          5,333                           2,438          5,333
                                       -----------     ----------                    ------------     ----------

Net income per common
  share - diluted                          $34,274         60,076        $  .57           $39,657         58,470        $  .68
                                       ===========     ==========     =========      ============     ==========     =========

At April 30, 2001 and 2000, there were 1,506,000 and 2,439,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income ("OCI") is comprised exclusively of changes in the Company's foreign currency translation adjustment ("CTA") account. Changes in foreign currency loan balances hedging net investments in foreign operations recorded in the CTA account for the three months ended April 30, 2001 and 2000 were net gains of $8.6 million and $12.7 million, respectively (net of related income taxes). In total, the Company's comprehensive loss for the three months ended April 30, 2001 and 2000 was $10.0 million and $1.1 million, respectively.

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

Financial information by geographic segment is as follows (in thousands):


                                                                                                    Other
                                                  United States             Europe              International             Total
                                                  -------------          -------------          -------------         -------------
Three months ended April 30, 2001
---------------------------------
Net sales to unaffiliated customers                  $2,438,876             $1,894,132               $346,984            $4,679,992
                                                  =============          =============          =============         =============
Operating income                                     $   43,400             $   21,740               $  6,191            $   71,331
                                                  =============          =============          =============         =============
Identifiable assets                                  $1,687,507             $2,005,174               $332,332            $4,025,013
                                                  =============          =============          =============         =============

Three months ended April 30, 2000
---------------------------------
Net sales to unaffiliated customers                  $2,635,705             $1,951,913               $336,898            $4,924,516
                                                  =============          =============          =============         =============
Operating income                                     $   49,691             $   22,024               $  3,666            $   75,381
                                                  =============          =============          =============         =============
Identifiable assets                                  $1,925,321             $1,927,594               $302,292            $4,155,207
                                                  =============          =============          =============         =============

NOTE 5 - REVOLVING CREDIT LOANS:

The Company has an agreement (the "Receivables Securitization Program") with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $700 million (as amended on May 17, 2001, which extended the maturity date to May 16, 2002). Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $772 million and $860 million as of April 30, 2001 and January 31, 2001 respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company's Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $495 million on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on certain financial ratios. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $605 million at April 30, 2001 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At April 30, 2001, the Company was in compliance with all such covenants.


NOTE 6 - CAPITAL STOCK:

During the three months ended April 30, 2001, the Company exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION:

The Company entered into capital leases for a distribution center in Germany which totaled $5.4 million during the three months ended April 30, 2000.


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133." As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

Tech Data adopted the provisions of SFAS 133, as amended by SFAS 137 and SFAS 138, on February 1, 2001, which require that all derivative instruments be recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

On the date that derivative contracts are entered into, the Company designates derivatives as (1) a fair value hedge, (2) a cash-flow hedge, (3) a hedge of a net investment in a foreign operation, or (4) an "economic foreign currency hedge", which does not receive formal hedge accounting treatment. Changes in the fair value of these derivatives are recorded each period in current earnings or OCI, depending on whether a derivative receives formal hedge accounting treatment, and, if it does, depending on the type of hedge transaction.

Fair Value Hedge:
For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

Cash-Flow Hedge:
For cash-flow hedge transactions, changes in the fair value of the derivative instrument are recorded as a component of OCI, and reclassified into earnings in the same period or periods during which earnings are affected by the variability of the cash flows of the hedged item. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

Hedge of a Net Investment:
Changes in the fair value of derivatives (and certain nonderivative foreign currency loans) that hedge net investments in foreign operations are recorded as a component of OCI, net of tax, in the Company's CTA account.

Economic Foreign Currency Hedge:
While the Company does not use derivative financial instruments for trading or speculative purposes, derivatives in this category do not qualify for hedge accounting under the provisions of SFAS 133, because they relate to existing assets and liabilities denominated in a foreign currency for which foreign currency transaction gains or losses are recognized in earnings. The gains and losses on both the derivative and the foreign-currency-denominated underlying exposure being hedged are reflected in earnings in the period of change.

The impact of adoption of this statement on the Company's financial position and results of operations was not material.

Tech Data primarily uses derivative instruments (and certain non-derivative foreign currency loans) to reduce its exposure to adverse movements in foreign currency exchange rates. When entering into contracts intended by the Company to receive hedge accounting treatment, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

The Company's primary exposure relates to transactions in which the currency collected from customers is different from the currency used to purchase the product sold. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar.

The Company's foreign currency risk management objective is to protect its earnings and cash flows from the adverse impact of exchange rate movements. In addition, the Company has hedged a portion of its net investments in operations in Europe with offsetting foreign currency denominated debt. Foreign exchange risk is managed by using forward, option and swap contracts to hedge intercompany loans, trade receivables and payables, with the majority of the derivative instruments having terms of 90 days or less. Hedged transactions are denominated primarily in the following currencies: Canadian dollar, Danish krone, euro, Norwegian krone, Swedish krona, Swiss franc, British pound, Brazilian real, Argentine peso and Chilean peso.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of adoption of this statement on the Company's financial position and results of operations was not material.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements within this Quarterly Report on Form 10-Q are "forward-looking statements" as described in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99A to the Company's Annual Report on Form 10-K for the year ended January 31, 2001 for further information.

The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for the three months ended April 30, 2001 and 2000 as follows:

                                                                      Percentage of
                                                                        net sales
                                                             ----------------------------
                                                                   Three months ended
                                                                        April 30,
                                                             ----------------------------
                                                                 2001             2000
                                                             -----------      -----------
Net sales                                                         100.00%          100.00%
Cost of products sold                                              94.63            94.76
                                                             -----------      -----------
Gross profit                                                        5.37             5.24
Selling, general and administrative expenses                        3.84             3.71
                                                             -----------      -----------
Operating income                                                    1.53             1.53
Interest expense, net                                                .49              .38
Net foreign currency exchange loss(gain)                             .01             (.02)
                                                             -----------      -----------
Income before income taxes                                          1.03             1.17
Provision for income taxes                                           .35              .41
                                                             -----------      -----------
Income before minority interest                                      .68              .76
Minority interest                                                      -                -
                                                             -----------      -----------
Net income                                                           .68%             .76%
                                                             ===========      ===========



Results of Operations
---------------------

Three Months Ended April 30, 2001 and 2000
------------------------------------------

Net sales decreased 5.0% to $4.7 billion in the first quarter of fiscal 2002 compared to $4.9 billion in the first quarter of last year. This decrease is primarily attributable to lower overall demand for products in the technology market. The Company's first quarter U.S. and European sales fell 7.5% and 3.0%, respectively, and other international sales grew 3.0% compared to the first quarter of last year. European sales grew 3.2% during the first quarter of the current year on a local currency basis. Total international sales in the first quarter of fiscal 2002 represent approximately 48% of consolidated net sales compared with 46% in the prior year.

Gross profit decreased $6.7 million from $257.9 million in the first quarter of fiscal 2001 to $251.2 million in fiscal 2002. Gross margins, however, increased 13 basis points to 5.37% in the first quarter of fiscal 2002 compared to 5.24% in the first quarter of fiscal 2001. This increase in gross margin is attributable to the positive effects of the Company's internal focus on margin improvement programs, as well as an increase in the mix of higher gross margin international sales relative to worldwide sales.

Selling, general and administrative expenses decreased 1.4% from $182.5 million in the first quarter of fiscal 2001 to $179.9 million in fiscal 2002, and as a percentage of net sales increased from 3.71% in the comparable prior year period to 3.84% in the current year. The dollar value decrease in selling, general and administrative expenses is attributable to cost reduction efforts initiated by the Company in light of the reduced sales volumes. The increase in selling, general and administrative expenses as a percentage of net sales is primarily attributable to an increase in the mix of international business. While this business delivers higher gross margins, it also demands higher SG&A costs as a percentage of net sales.

As a result of the factors described above, operating profit in the first quarter of fiscal 2002 decreased 5.4% to $71.3 million, or 1.53% of net sales, compared to $75.4 million, or 1.53% of net sales in the first quarter of fiscal 2001. The main factor contributing to the decrease in the Company's operating profit was the decrease in the Company's revenues due to the decline in overall demand for products in the technology market, offset in part, by the Company's ability to achieve higher gross margins on those sales.

Interest expense increased from $18.8 million in the first quarter of fiscal 2001 to $22.8 million in the current quarter due to an increase in the Company's average outstanding indebtedness combined with higher short-term interest rates on the Company's floating rate indebtedness.

The Company reported a net foreign currency exchange loss of $0.4 million in the first quarter of fiscal 2002, as compared to a net foreign currency exchange gain of $0.8 million in the comparable quarter last year. The fluctuation from the prior year was not significant for any of the Company's reportable segments.

The provision for income taxes decreased 18.5% to $16.4 million in the first quarter of fiscal 2002 compared to $20.1 million last year. The decrease is attributable to a decrease in the Company's income before income taxes and a reduction in the Company's effective tax rate. The Company's estimated effective tax rate decreased from 35.0% in the first quarter of 2001 to 34.0% in the current year due to fluctuations in the amount of federal, state and foreign taxable income reported in each period. The Company's effective tax rate for fiscal year 2001 was 35.0%.

As a result of the factors described above, net income decreased 14.6% to $31.8 million, or $.57 per diluted share, compared to $37.2 million, or $.68 per diluted share, in the prior year.

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


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities of $18.1 million during the first quarter of fiscal 2002 was primarily attributable to income from operations of $31.8 million combined with a decrease in accounts receivable and inventories, offset by a reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $8.7 million during the first three months of fiscal 2002 was attributable to the continuing investment related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers. The Company expects to make capital expenditures of approximately $80 million during fiscal 2002 to further expand its management information systems, office facilities and equipment for distribution centers.

Net cash used in financing activities of $14.4 million during the first three months of fiscal 2002 reflects the net repayments on the Company's revolving credit loans of $17.1 million and principal payments on long-term debt of $0.2 million, offset by the proceeds from stock option exercises (including the related income tax benefit) of $2.9 million.

The Company currently maintains a $495 million revolving credit facility with a syndicate of banks which expires in May 2003. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company currently maintains a $700 million Receivables Securitization Program with a syndicate of banks expiring in May 2002. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $605 million.

The aforementioned credit facilities total approximately $1.8 billion, of which $1.2 billion was outstanding at April 30, 2001. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2001, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2002.


Asset Management
----------------

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to vendor price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory, subject to certain limitations. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its information technology systems, which contain detailed information on each customer's payment history and other relevant information. The Company has obtained credit insurance which insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floor plan basis.


Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union commenced a conversion from their existing sovereign currencies to a new, single currency called the euro. Fixed conversion rates between the existing currencies, the legacy currencies, and the euro were established and the euro became the common legal currency of the participating countries. The legacy currencies will remain legal tender as denominations of euro until January 1, 2002. At that time, countries will issue new euro-denominated bills for use in cash transactions. All legacy currency will be withdrawn prior to July 1, 2002 completing the euro conversion on this date. As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies, and instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

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


Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133." As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

Tech Data adopted the provisions of SFAS 133, as amended by SFAS 137 and SFAS 138, on February 1, 2001, which require that all derivative instruments be recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

On the date that derivative contracts are entered into, the Company designates derivatives as (1) a fair value hedge, (2) a cash-flow hedge, (3) a hedge of a net investment in a foreign operation, or (4) an "economic foreign currency hedge", which does not receive formal hedge accounting treatment. Changes in the fair value of these derivatives are recorded each period in current earnings or OCI, depending on whether a derivative receives formal hedge accounting treatment, and, if it does, depending on the type of hedge transaction.

Fair Value Hedge:
For fair value hedge transactions, changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

Cash-Flow Hedge:
For cash-flow hedge transactions, changes in the fair value of the derivative instrument are recorded as a component of OCI, and reclassified into earnings in the same period or periods during which earnings are affected by the variability of the cash flows of the hedged item. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

Hedge of a Net Investment:
Changes in the fair value of derivatives (and certain nonderivative foreign currency loans) that hedge net investments in foreign operations are recorded as a component of OCI, net of tax, in the Company's CTA account.

Economic Foreign Currency Hedge:
While the Company does not use derivative financial instruments for trading or speculative purposes, derivatives in this category do not qualify for hedge accounting under the provisions of SFAS 133, because they relate to existing assets and liabilities denominated in a foreign currency for which foreign currency transaction gains or losses are recognized in earnings. The gains and losses on both the derivative and the foreign-currency-denominated underlying exposure being hedged are reflected in earnings in the period of change.

The impact of adoption of this statement on the Company's financial position and results of operations was not material.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of adoption of this statement on the Company's financial position and results of operations was not material.

Comments on Forward-Looking Information
---------------------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99A to its Annual Report on Form 10-K for the year ended January 31, 2001, outlined cautionary statements and identified important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99A.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.


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


                                         TECH DATA CORPORATION
                                         ---------------------
                                              (Registrant)


Signature                Title                                   Date
---------                -----                                   ----

/s/ Steven A. Raymund    Chairman of the Board of                June 13, 2001
---------------------     Directors; Chief Executive Officer
Steven A. Raymund


/s/ Jeffery P. Howells   Executive Vice President and            June 13, 2001
----------------------    Chief Financial Officer; Director
Jeffery P. Howells        (principal financial officer)


/s/ Joseph B. Trepani    Senior Vice President and               June 13, 2001
---------------------     Corporate Controller (principal
Joseph B. Trepani         accounting officer)


/s/ Arthur W. Singleton  Corporate Vice President,               June 13, 2001
-----------------------   Treasurer and Secretary
Arthur W. Singleton