Form 10-Q
period 2001-07-31
TECH DATA CORP
filed 2001-09-05
CIK 790703

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended July 31, 2001
                            -------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission file number  0-14625
                      ---------

                             TECH DATA CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

           Florida                                No. 59-1578329
 ----------------------------                     ---------------
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

5350 Tech Data Drive, Clearwater, Florida             33760
-----------------------------------------           ----------
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

                                 Yes X   No___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
             CLASS                                             August 27, 2001
-------------------------------                                ---------------

Common stock, par value $.0015 per share                          54,253,707

                     TECH DATA CORPORATION AND SUBSIDIARIES

           Form 10-Q for the Three and Six Months Ended July 31, 2001
           ----------------------------------------------------------

                                     INDEX
                                     -----


PART I.                FINANCIAL INFORMATION                                                   PAGE
                                                                                               ----

                        Item 1.  Financial Statements

                                 Consolidated Balance Sheet as of
                                   July 31, 2001 (Unaudited) and
                                   January 31, 2001                                             3

                                 Consolidated Statement of Income
                                   (Unaudited) for the three months and six
                                   months ended July 31, 2001 and 2000                          4

                                 Consolidated Statement of Cash Flows
                                   (Unaudited) for the six months
                                   ended July 31, 2001 and 2000                                 5

                                 Notes to Consolidated Financial Statements
                                   (Unaudited)                                                  6-10

                        Item 2.  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                  11-17

                        Item 3.  Quantitative and Qualitative Disclosures About
                                 Market Risk                                                    18


PART II.               OTHER INFORMATION

                       Items 1-5 required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended July 31, 2001.

                       Item 4.  Submission of Matters to a Vote of Security Holders             19

                       Item 6.  Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                                      20

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     TECH DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                         July 31,           January 31,
                                                                           2001                2001
                                                                    ----------------     ---------------
                      ASSETS                                            (Unaudited)
Current assets:
 Cash and cash equivalents                                          $        221,725     $       138,925
 Accounts receivable, less allowance for
  doubtful accounts of $61,280 and $64,465                                 1,641,839           2,142,792
 Inventories                                                               1,106,477           1,669,574
 Prepaid and other assets                                                    133,457             114,977
                                                                    ----------------     ---------------
  Total current assets                                                     3,103,498           4,066,268
Property and equipment, net                                                  137,101             153,196
Excess of cost over fair value of acquired net assets, net                   277,713             299,692
Other assets, net                                                             78,485              96,389
                                                                    ----------------     ---------------
                                                                    $      3,596,797     $     4,615,545
                                                                    ================     ===============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving credit loans                                             $        684,172     $     1,249,576
 Accounts payable                                                          1,106,219           1,519,167
 Accrued expenses                                                            289,564             330,242
                                                                    ----------------     ---------------
  Total current liabilities                                                2,079,955           3,098,985
Long-term debt                                                               319,617             320,757
                                                                    ----------------     ---------------
   Total liabilities                                                       2,399,572           3,419,742
                                                                    ----------------     ---------------
Minority interest                                                                459                 489
                                                                    -----------------    ---------------

Shareholders' equity:
 Preferred stock, par value $.02; 226,500 shares authorized;
 none and 226,500 issued and outstanding; liquidation
   preference $.20 per share (see Note 6)                                          -                   5
 Common stock, par value $.0015; 200,000,000 shares
   authorized; 54,236,140 and 53,796,432 issued and
   outstanding                                                                    81                  81
 Additional paid-in capital                                                  581,535             575,223
 Retained earnings                                                           780,017             734,231
 Accumulated other comprehensive loss                                       (164,867)           (114,226)
                                                                    ----------------     ---------------
  Total shareholders' equity                                               1,196,766           1,195,314
                                                                    ----------------     ---------------
                                                                    $      3,596,797     $     4,615,545
                                                                    ================     ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (In thousands, except per share amounts)

                                                                  Three months ended            Six months ended
                                                                       July 31,                     July 31,
                                                             --------------------------   --------------------------
                                                                  2001          2000           2001          2000
                                                             ------------  -------------- ------------ -------------

Net sales                                                    $  4,136,584  $    4,996,973 $  8,816,576 $  $9,921,489
Cost of products sold                                           3,912,422       4,731,740    8,341,221     9,398,397
                                                             ------------  -------------- ------------ -------------
Gross profit                                                      224,162         265,233      475,355       523,092
Selling, general and administrative expenses                      166,779         180,788      346,641       363,266
Special charges (see Note 8)                                       20,000               -       20,000             -
                                                             ------------  -------------- ------------ -------------

Operating income                                                   37,383          84,445      108,714       159,826
Interest expense, net                                              15,932          21,768       38,711        40,519
Net foreign currency exchange loss (gain)                             258            (243)         630        (1,038)
                                                             ------------  -------------- ------------ -------------

Income before income taxes                                         21,193          62,920       69,373       120,345
Provision for income taxes                                          7,206          22,031       23,587        42,129
                                                             ------------  -------------- ------------ -------------

Income before minority interest                                    13,987          40,889       45,786        78,216
Minority interest                                                       -             107            -           215
                                                             ------------  -------------- ------------ -------------
Net income                                                   $     13,987  $       40,782 $     45,786 $      78,001
                                                             ============  ============== ============ =============
Net income per common share:
  Basic                                                      $        .26  $          .77 $        .85 $        1.48
                                                             ============  ============== ============ =============
  Diluted                                                    $        .25  $          .72 $        .83 $        1.40
                                                             ============  ============== ============ =============

Weighted average common shares outstanding:
  Basic                                                            54,146          53,162       53,990        52,747
                                                             ============  ============== ============ =============
  Diluted                                                          55,217          60,036       54,982        59,258
                                                             ============  ============== ============ =============



          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                                          Six months ended
                                                                                              July 31,
                                                                              --------------------------------------
                                                                                    2001                   2000
                                                                              ---------------       ----------------

Cash flows from operating activities:
  Cash received from customers                                                $     9,227,780       $      9,842,566
  Cash paid to suppliers and employees                                             (8,520,132)            (9,810,691)
  Interest paid                                                                       (39,076)               (44,961)
  Income taxes paid                                                                   (49,189)               (39,943)
                                                                              ---------------       ----------------
    Net cash provided by (used in) operating activities                               619,383                (53,029)
                                                                              ---------------       ----------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                             -                (17,407)
  Capital expenditures                                                                (17,747)               (24,882)
                                                                              ---------------       ----------------
     Net cash used in investing activities                                            (17,747)               (42,289)
                                                                              ---------------       ----------------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                                            6,307                 39,028
  Net (repayments) borrowings under revolving credit loans                           (518,047)               109,856
  Principal payments on long-term debt                                                   (291)                   (84)
                                                                              ---------------       ----------------
    Net cash (used in) provided by financing activities                              (512,031)               148,800
                                                                              ---------------       ----------------
Effect of currency exchange rate changes on cash                                       (6,805)                (3,008)
                                                                              ---------------       ----------------
Net increase in cash and cash equivalents                                              82,800                 50,474
Cash and cash equivalents at beginning of period                                      138,925                 31,786
                                                                              ---------------       ----------------
Cash and cash equivalents at end of period                                    $       221,725       $         82,260
                                                                              ===============       ================
Reconciliation of net income to net cash provided by (used in)
  operating activities:
Net income                                                                    $        45,786       $         78,001
                                                                              ---------------       ----------------
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                      31,623                 31,123
    Special charges (Note 8)                                                           20,000                      -
    Provision for losses on accounts receivable                                        21,941                 21,884
    Foreign currency transaction loss (gain)                                              630                 (1,038)
    Decrease (increase) in assets:
      Accounts receivable                                                             411,204                (78,927)
      Inventories                                                                     516,377                (46,461)
      Prepaid and other assets                                                        (30,043)               (10,995)
    Increase (decrease) in liabilities:
      Accounts payable                                                               (371,899)              (107,795)
      Accrued expenses                                                                (26,236)                61,179
                                                                              ---------------       ----------------
        Total adjustments                                                             573,597               (131,030)
                                                                              ---------------       ----------------
 Net cash provided by (used in) operating activities                          $       619,383       $        (53,029)
                                                                              ===============       ================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the "Company" or "Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of July 31, 2001 and the results of their operations for the three and six months ended July 31, 2001 and 2000 and their cash flows for the six months ended July 31, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the six months ended July 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2002.


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

The composition of basic and diluted net income per common share is as follows:

                                                                      Three months ended July 31,
                                       ---------------------------------------------------------------------------------------
                                                         2001                                           2000
                                       ----------------------------------------      -----------------------------------------
                                                         Weighted        Per                           Weighted         Per
                                            Net          Average        Share            Net           Average         Share
                                          Income          Shares        Amount          Income          Shares         Amount
                                       -----------     ----------     ---------      ------------     ----------     ---------
                                                               (In thousands, except per share amounts)

Basic EPS                              $    13,987         54,146     $     .26      $     40,782         53,162     $     .77
                                                                      =========                                      =========
Effect of dilutive securities:
  Stock options                                  -          1,071                               -          1,541
  5% convertible subordinated notes              -              -                           2,438          5,333
                                       -----------     ----------                    ------------     ----------
Diluted EPS                            $    13,987         55,217     $     .25      $     43,220         60,036     $     .72
                                       ===========     ==========     =========      ============     ==========     =========

                                                                       Six months ended July 31,
                                       ---------------------------------------------------------------------------------------
                                                        2001                                           2000
                                       ----------------------------------------      -----------------------------------------
                                                          Weighted         Per                         Weighted        Per
                                          Net             Average         Share            Net         Average        Share
                                        Income             Shares        Amount          Income         Shares        Amount
                                      -----------        ----------     ---------     ------------    ----------    ---------
                                                             (In thousands, except per share amounts)


Basic EPS                             $    45,786            53,990     $     .85      $    78,001        52,747       $    1.48
                                                                        =========                                      =========

Effect of dilutive securities:
  Stock options                                 -               992                               -        1,178
  5% convertible subordinated notes             -                 -                           4,875        5,333
                                      -----------        ----------                    ------------     ----------
Diluted EPS                           $    45,786            54,982     $     .83      $     82,876         59,258     $    1.40
                                      ===========        ==========     =========      ============     ==========     =========

The Company has excluded 1,459,090 shares from its calculation of diluted earnings per share for the three and six months ended July 31, 2001 and has excluded 175,300 shares from its calculation of diluted earnings per share for the three and six months ended July 31, 2000 because their effect would have been anti-dilutive. In addition, for purposes of calculating diluted earnings per share for the three and six months ended July 31, 2001, the effect of the convertible subordinated notes was excluded, as its inclusion would have been anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income ("OCI") is comprised exclusively of changes in the Company's foreign currency translation adjustment ("CTA") account. Changes in foreign currency loan balances hedging net investments in foreign operations recorded in the CTA account for the three months ended July 31, 2001 and 2000 was a gain of $2.4 million and a loss of $2.4 million, respectively (net of related income taxes), and for the six months ended July 31, 2001 and 2000 was a gain of $11.0 million and $10.3 million, respectively (net of related income taxes). In total, the Company's comprehensive income for the three months ended July 31, 2001 and 2000 was $5.1 million and $42.7 million, respectively. The Company's comprehensive (loss) income was ($4.9) million and $41.7 million, for the six months ended July 31, 2001 and 2000, respectively.

NOTE 4 - SEGMENT INFORMATION:

The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and related logistics and other value-added services. Based on geographic location, the Company has three segments. These geographical segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International areas (Canada, South America, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is operating income.

Financial information by geographic segment is as follows (in thousands):

                                                                                                       Other
                                                             United States         Europe          International       Total
                                                             -------------        -------------    -------------    -------------
Three months ended July 31, 2001
--------------------------------
Net sales to unaffiliated customers                          $   2,225,966        $   1,614,011    $     296,607    $   4,136,584
                                                             =============        =============    =============    =============
Operating income {a}:
     before special charges                                  $      43,488        $       9,258    $       4,637    $      57,383
                                                             =============        =============    =============    =============
     after special charges                                   $      23,488        $       9,258    $       4,637    $      37,383
                                                             =============        =============    =============    =============
Identifiable assets                                          $   1,409,163        $   1,871,329    $     316,305    $   3,596,797
                                                             =============        =============    =============    =============
Three months ended July 31, 2000
--------------------------------
Net sales to unaffiliated customers                          $   2,917,715        $   1,759,278    $     319,980    $   4,996,973
                                                             =============        =============    =============    =============
Operating income                                             $      62,996        $      18,158    $       3,291    $      84,445
                                                             =============        =============    =============    =============
Identifiable assets                                          $   2,012,952        $   1,888,896    $     302,240    $   4,204,088
                                                             =============        =============    =============    =============

                                                                                                       Other
                                                             United States         Europe          International       Total
                                                             -------------         ------          -------------    -------------
Six months ended July 31, 2001
------------------------------
Net sales to unaffiliated customers                          $   4,664,842        $   3,508,143    $     643,591    $   8,816,576
                                                             =============        =============    =============    =============
Operating income {a}:
     before special charges                                  $      86,888        $      30,998    $      10,828    $     128,714
                                                             =============        =============    =============    =============
     after special charges                                   $      66,888        $      30,998    $      10,828    $     108,714
                                                             =============        =============    =============    =============
Identifiable assets                                          $   1,409,163        $   1,871,329    $     316,305    $   3,596,797
                                                             =============        =============    =============    =============


Six months ended July 31, 2000
------------------------------------------------------
Net sales to unaffiliated customers                          $   5,553,420        $   3,711,191    $     656,878    $   9,921,489
                                                             =============        =============    =============    =============
Operating income                                             $     112,687        $      40,182    $       6,957    $     159,826
                                                             =============        =============    =============    =============
Identifiable assets                                          $   2,012,952        $   1,888,896    $     302,240    $   4,204,088
                                                             =============        =============    =============    =============

{a} The $20.0 million in pre-tax special charges referred to above relate to U.S. operations, and were taken during the second quarter of fiscal 2002, as further described in Note 8 to these consolidated financial statements.


NOTE 5 - REVOLVING CREDIT LOANS:

The Company has an agreement (the "Receivables Securitization Program") with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $700 million (as amended on May 17, 2001, which extended the maturity date to May 16, 2002). Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $723 million and $860 million as of July 31, 2001 and January 31, 2001 respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company's Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $495 million on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on certain financial ratios.

The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $605 million at July 31, 2001, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At July 31, 2001, the Company was in compliance with all such covenants.


NOTE 6 - CAPITAL STOCK:

During the six months ended July 31, 2001, the Company exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION:

The Company entered into capital leases for a distribution center in Germany, which totaled $5.4 million during the six months ending July 31, 2000.

The Company recorded an income tax benefit of approximately $736,000 and $9,127,000 during the six months ended July 31, 2001 and 2000, respectively, related to the exercise of nonqualified employee stock options.


NOTE 8 - SPECIAL CHARGES (ASSET & INVESTMENT IMPAIRMENT):

During the quarter ended July 31, 2001, the Company recorded special charges of $20.0 million before taxes related to the disposal of certain long-lived assets ($15.2 million) and impairment of certain internet-related investments ($4.8 million). This total is presented separately as a component of income from operations in the Consolidated Statement of Income, and relates solely to the Company's U.S. operations.

Of the special charges, $15.2 million is for the disposition of supply-chain software acquired for internal use by the Company. The Company made the decision to dispose of the supply-chain software since it achieved most of the anticipated benefits originally planned when it purchased the software through alternative systems and processes.

The Company also recognized $4.8 million of special charges for the impairment of the Company's investments in the equity securities of certain privately-held, internet-related companies. Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appear to be other than temporary, and raised substantial doubts about the Company's ability to recoup its full investment.

The following unaudited proforma results of operations reflect the effect on the Company's operations if the special charges noted above had not occurred during the periods presented below (in thousands except per share amounts):

                                                    Three months     Six months
                                                        ended          ended
                                                    July 31, 2001  July 31, 2001
                                                    -------------  -------------
Operating income before special charges (pre-tax)   $      57,383  $     128,714
Net income                                          $      27,187  $      58,986
Net income per common share:
     Diluted                                        $         .49  $        1.06

The unaudited proforma information is presented for informational purposes only.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. Impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income after tax of approximately $8.3 million ($.14 per diluted share) per year. During the fiscal year ending January 31, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets under the new rules. Tech Data has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for the three and six months ended July 31, 2001 and 2000 as follows:

                                                                                 Percentage of
                                                                                   net sales
                                                          --------------------------------------------------------------
                                                                  Three months                       Six months
                                                                     ended                              ended
                                                                    July 31,                          July 31,
                                                          ----------------------------      ----------------------------
                                                                 2001             2000             2001             2000
                                                          -----------      -----------      -----------      -----------

Net sales
     United States                                              53.81%           58.39%           52.91%           55.97%
     Europe                                                     39.02            35.21            39.79            37.41
     Other international                                         7.17             6.40             7.30             6.62
                                                          -----------      -----------      -----------      -----------
          Total net sales                                      100.00%          100.00%          100.00%          100.00%
Cost of products sold                                           94.58            94.69            94.61            94.73
                                                          -----------      -----------      -----------      -----------
Gross profit                                                     5.42             5.31             5.39             5.27
Selling, general and administrative expenses                     4.03             3.62             3.93             3.66
Special charges                                                   .49                -              .23                -
                                                          -----------      -----------      -----------      -----------
Operating income                                                  .90             1.69             1.23             1.61
Interest expense, net                                             .39              .44              .44              .41
Net foreign currency exchange loss (gain)                           -             (.01)               -             (.01)
                                                          -----------      -----------      -----------      -----------
Income before income taxes                                        .51             1.26              .79             1.21
Provision for income taxes                                        .17              .44              .27              .42
                                                          -----------      -----------      -----------      -----------
Income before minority interest                                   .34              .82              .52              .79
Minority interest                                                   -                -                -                -
                                                          -----------      -----------      -----------      -----------
Net income                                                        .34%             .82%             .52%             .79%
                                                          ===========      ===========      ===========      ===========


Results of Operations
---------------------

Three Months Ended July 31, 2001 and 2000
-----------------------------------------

Overall net sales decreased 17.2% to $4.1 billion in the second quarter of fiscal 2002 compared to $5.0 billion in the second quarter of last year, primarily due to lower overall demand for products in the technology market and a weakening of the euro. Net sales from U.S. operations fell 23.7% to $2.2 billion due primarily to overall weakened economic conditions in the region. On a local currency basis, European net sales were almost flat from the prior year (down only

1.0%), but fell approximately 8.3% in U.S. dollar terms due to softening of several European currencies against the U.S. dollar. Other international sales fell 7.3% from the prior year due primarily to lower overall demand for products in Canada, offset by minor growth in Latin America.

Due to the lower sales volume, gross profit decreased $41.1 million from $265.2 million in the second quarter of fiscal 2001 to $224.2 million in the second quarter of fiscal 2002. However, as a percent of sales, gross margin increased 11 basis points to 5.42% in the second quarter of fiscal 2002 compared to 5.31% in the second quarter of fiscal 2001. This increase in gross margin is attributable to the positive effects of the Company's internal focus on margin improvement programs, as well as an increase in the mix of higher gross margin international sales relative to worldwide sales.

Selling, general and administrative expenses decreased 7.7% from $180.8 million in the second quarter of fiscal 2001 to $166.8 million in fiscal 2002, and as a percentage of net sales increased from 3.62% in the second quarter of fiscal 2001 to 4.03% in the second quarter of fiscal 2002. The dollar value decrease in selling, general and administrative expenses is attributable to cost reduction efforts initiated by the Company in light of the reduced sales volumes. The increase in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the overall decrease in net sales from the prior year.

Special pre-tax charges of $20.0 million (see Note 8) were recognized in the second quarter of fiscal 2002. These special charges relate to the Company recording expenses for the disposal of software products previously acquired for internal use ($15.2 million) and impairment of certain internet-related investments ($4.8 million).

As a result of the factors described above, operating income in the second quarter of fiscal 2002 decreased 55.7% to $37.4 million, or .90% of net sales, compared to $84.4 million, or 1.69% of net sales in the second quarter of fiscal 2001. The main factors contributing to the decrease in the Company's operating income were the decrease in the Company's revenues due to the decline in overall demand for products in the technology market and the $20.0 million of special charges, offset in part, by the Company's ability to achieve higher gross margins on its sales. On a proforma basis without the special charges, the operating income of the Company decreased from the prior year by 32.0% to $57.4 million, or 1.39% of net sales.

Interest expense decreased from $21.8 million in the second quarter of fiscal 2001 to $15.9 million in the current quarter due to a decrease in the Company's average outstanding indebtedness combined with lower short-term interest rates on the Company's floating rate indebtedness.

The Company reported a net foreign currency exchange loss of $0.3 million in the second quarter of fiscal 2002, as compared to a net foreign currency exchange gain of $0.2 million in the comparable quarter last year. The fluctuation from the prior year was not significant for any of the Company's reportable segments.

The provision for income taxes decreased 67.3% to $7.2 million in the second quarter of fiscal 2002 compared to $22.0 million last year. The decrease is attributable to a decrease in the Company's income before income taxes and a reduction in the Company's effective tax rate. The Company's estimated effective tax rate decreased from 35% in the second quarter of fiscal 2001 to 34% in the current fiscal quarter due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

As a result of the factors described above, net income decreased 65.7% to $14.0 million, or $.25 per diluted share, compared to $40.8 million or $.72 per diluted share, in the prior year. On a proforma basis without special charges, net income decreased 33.3% to $27.2 million, or $.49 per diluted share.


Six Months Ended July 31, 2001 and 2000
---------------------------------------

Net sales decreased 11.1% to $8.8 billion in the first six months of fiscal 2002 compared to $9.9 billion in the first six months of last year, primarily due to lower overall demand for products in the technology market and a weakening of the euro. Net sales from U.S. operations fell 16.0% to $4.7 billion due primarily to overall weakened economic conditions in the region. On a local currency basis, European net sales were 1.2% higher during the first six months of the current year, but fell 5.5% in U.S. dollar terms due to softening of several European currencies against the U.S. dollar. Other international sales fell 2.0% in the first half of fiscal 2002 compared to the first six months of last year due mostly to lower overall demand for products in Canada, offset by growth in Latin America.

Due to the lower sales volume, gross profit decreased $47.7 million from $523.1 million in the first six months of fiscal 2001 to $475.4 million in the first six months of fiscal 2002. Gross margins, however, increased 12 basis points to 5.39% in the first half of fiscal 2002 compared to 5.27% in the first half of fiscal 2001. This increase in gross margin is attributable to the positive effects of the Company's internal focus on margin improvement programs, as well as an increase in the mix of higher gross margin international sales relative to worldwide sales.

Selling, general and administrative expenses decreased 4.6% from $363.3 million in the first half of fiscal 2001 to $346.6 million in fiscal 2002, and as a percentage of net sales increased from 3.66% in the first half of fiscal 2001 to 3.93% in the first half of fiscal 2002. The dollar value decrease in selling, general and administrative expenses is attributable to cost reduction efforts initiated by the Company in light of the reduced sales volumes. The increase in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the overall decrease in net sales from the prior year.

Special pre-tax charges of $20.0 million (see Note 8) were recognized in the first six months of fiscal 2002. These special charges relate to the Company recording pre-tax expenses for the disposal of certain software products previously acquired for internal use ($15.2 million) and impairment of certain internet-related investments ($4.8 million).

As a result of the factors described above, operating income in the first half of fiscal 2002 decreased 32.0% to $108.7 million, or 1.23% of net sales, compared to $159.8 million, or 1.61% of net sales in the first half of fiscal 2001. The main factors contributing to the decrease in the Company's operating income were the decrease in the Company's revenues due to the decline in overall demand for products in the technology market and the $20.0 million of special charges, offset in part, by the Company's ability to achieve higher gross margins on its sales. On a proforma basis without the special charges, the operating income of the Company decreased from the prior year by 19.5% to $128.7 million, or 1.46% of net sales.

Interest expense decreased from $40.5 million in the first six months of fiscal 2001 to $38.7 million in the first six months of 2002 due to a decrease in the Company's average outstanding indebtedness combined with lower short-term interest rates on the Company's floating rate indebtedness.

The Company reported a net foreign currency exchange loss of $0.6 million in the first six months of fiscal 2002, as compared to a net foreign currency exchange gain of $1.0 million in the first half of last year. The fluctuation from the prior year was not significant for any of the Company's reportable segments.

The provision for income taxes decreased 44.0% to $23.6 million in the first six months of fiscal 2002 compared to $42.1 million for the first six months of 2001. The decrease is attributable to a decrease in the Company's income before income taxes and a reduction in the Company's effective tax rate. The Company's estimated effective tax rate decreased from 35% in the first half of 2001 to 34% in the first half of 2002 due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

As a result of the factors described above, net income decreased 41.3% to $45.8 million, or $.83 per diluted share in the first six months of 2002, compared to $78.0 million, or $1.40 per diluted share in the first six months of 2001. On a proforma basis without special charges, net income decreased 24.4% to $59.0 million, or $1.06 per diluted share in the first six months of 2002.

Quarterly Data - Seasonality
----------------------------

The Company's quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company. The Company's narrow operating margins may magnify the impact of these factors on the Company's operating results. Specific historical seasonal variations in the Company's operating results have included a reduction of demand in Europe during the summer months, but an increase in demand in Europe during the Company's fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. In addition, the product cycle of major products may materially impact the Company's business, financial condition, or results of operations.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities of $619.4 million during the first six months of fiscal 2002 was primarily attributable to income from operations of $45.8 million combined with a decrease in accounts receivable and inventories, offset by a reduction in accounts payable and accrued expenses.

Net cash used in investing activities of $17.7 million during the first six months of fiscal 2002 was attributable to the continuing investment related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers. The Company expects to make capital expenditures of approximately $70 million during fiscal 2002 to further expand its management information systems, office facilities and equipment for distribution centers.

Net cash used in financing activities of $512.0 million during the first six months of fiscal 2002 reflects the net repayments on the Company's revolving credit loans of $518.0 million and principal payments on long-term debt of $0.3 million, offset by the proceeds from stock option exercises (including the related income tax benefit) of $6.3 million.

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

The aforementioned credit facilities total approximately $1.8 billion, of which $684 million was outstanding at July 31, 2001. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2001, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

The Company attempts to control losses on credit sales by closely monitoring customers' creditworthiness through its information technology systems, which contain detailed information on each customer's payment history and other relevant information. The Company has obtained credit insurance that insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floor plan basis.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. Impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income after tax of approximately $8.3 million ($.14 per diluted share) per year. During the fiscal year ending January 31, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets under the new rules. Tech Data has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                          PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

        At the 2001 Annual Meeting of Shareholders held June 19, 2001, the shareholders approved the election of two directors, Charles E. Adair and John Y. Williams, terms to expire in 2004. Directors Steven A. Raymund, Jeffery P. Howells, Maximilian Ardelt, James M. Cracchiolo, Daniel M. Doyle, Kathy Misunas, and David M. Upton will continue in office for their respective terms.

        The vote upon such proposal was 50,496,721 in favor, 90,497 against and as follows for each individual director:


                       For           Against    Abstentions
                       ------------------------------------
        C. Adair       50,492,996     94,222        3,725
        J. Williams    50,464,306    122,912       32,415


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10-AAk - Amendment Number 2 to the Transfer and Administration
                   Agreement dated May 17, 2001.


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

                                         TECH DATA CORPORATION
                                         ---------------------
                                              (Registrant)


Signature                Title                                      Date
---------                -----                                      ----

/s/ Steven A. Raymund    Chairman of the Board of              September 5, 2001
---------------------    Directors; Chief Executive Officer
Steven A. Raymund


/s/ Jeffery P. Howells   Executive Vice President and          September 5, 2001
----------------------   Chief Financial Officer; Director
Jeffery P. Howells       (principal financial officer)


/s/ Joseph B. Trepani    Senior Vice President and             September 5, 2001
---------------------    Corporate Controller (principal
Joseph B. Trepani        accounting officer)


/s/ Arthur W. Singleton  Corporate Vice President,             September 5, 2001
-----------------------  Treasurer and Secretary
Arthur W. Singleton