Form 10-Q
period 2001-10-31
TECH DATA CORP
filed 2001-12-04
CIK 790703

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2001
                           ----------------

                                           OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission file number  0-14625
                      ---------

                             TECH DATA CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

              Florida                                        No. 59-1578329
--------------------------------------                       --------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5350 Tech Data Drive, Clearwater, Florida                          33760
-----------------------------------------                      ------------
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

                                 Yes X   No___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
              CLASS                                            November 27, 2001
-------------------------------                                -----------------

Common stock, par value $.0015 per share                           55,116,426

                    TECH DATA CORPORATION AND SUBSIDIARIES

        Form 10-Q for the Three and Nine Months Ended October 31, 2001
        --------------------------------------------------------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
           Item 1.  Financial Statements

           Consolidated Balance Sheet as of
              October 31, 2001 (Unaudited) and
              January 31, 2001                                             3

           Consolidated Statement of Income
              (Unaudited) for the three and nine
              months ended October 31, 2001 and 2000                       4

           Consolidated Statement of Cash Flows
              (Unaudited) for the nine months
              ended October 31, 2001 and 2000                              5

           Notes to Consolidated Financial Statements
              (Unaudited)                                                 6-11

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         12-18

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                             19

PART II.  OTHER INFORMATION

          Items 1-5 required in Part II have been previously filed, have been included in Part I of this report or are not applicable for the quarter ended October 31, 2001.

          Item 6.  Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                                 20

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                    TECH DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                           October 31,          January 31,
                                                                              2001                 2001
                                                                        ---------------      ---------------
                                ASSETS                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                              $       249,661      $       138,925
 Accounts receivable, less allowance for
   doubtful accounts of $62,631 and $64,465                                   1,741,252            2,142,792
 Inventories                                                                  1,133,191            1,669,574
 Prepaid and other current assets                                               146,547              114,977
                                                                        ---------------      ---------------
   Total current assets                                                       3,270,651            4,066,268
Property and equipment, net                                                     140,664              153,196
Excess of cost over fair value of acquired net assets, net                      284,142              299,692
Other long-term assets                                                           75,549               96,389
                                                                        ---------------      ---------------
                                                                        $     3,771,006      $     4,615,545
                                                                        ===============      ===============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loans                                                $       491,920      $     1,249,576
  Accounts payable                                                            1,357,734            1,519,167
  Accrued expenses and other current liabilities                                335,220              330,242
                                                                        ---------------      ---------------
    Total current liabilities                                                 2,184,874            3,098,985
Long-term debt                                                                  319,834              320,757
                                                                        ---------------      ---------------

    Total liabilities                                                         2,504,708            3,419,742
                                                                        ---------------      ---------------
Minority interest                                                                   474                  489
                                                                        ---------------      ---------------
Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares authorized; none and                -                    5
   226,500 issued and outstanding; liquidation preference $.20 per share (Note 6)
  Common stock, par value $.0015; 200,000,000 shares authorized;
   55,081,451 and 53,796,432 issued and outstanding                                  83                   81
  Additional paid-in capital                                                    605,218              575,223
  Retained earnings                                                             808,525              734,231
  Accumulated other comprehensive income (loss)                                (148,002)            (114,226)
                                                                        ---------------      ---------------
    Total shareholders' equity                                                1,265,824            1,195,314
                                                                        ---------------      ---------------
                                                                        $     3,771,006      $     4,615,545
                                                                        ===============      ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 Three months ended             Nine months ended
                                                                     October 31,                   October 31,
                                                           -----------------------------    --------------------------
                                                               2001              2000          2001           2000
                                                           -------------    ------------  -------------  -------------
Net sales                                                  $   4,215,951    $  5,189,186  $  13,032,527  $  15,110,675
Cost of products sold                                          3,987,736       4,908,509     12,328,957     14,306,906
                                                           -------------    ------------  -------------  -------------
Gross profit                                                     228,215         280,677        703,570        803,769
Selling, general and administrative expenses                     168,874         181,965        515,515        545,231
Special charges (Note 8)                                           7,000               -         27,000              -
                                                           -------------    ------------  -------------  -------------

Operating income                                                  52,341          98,712        161,055        258,538
Interest expense, net                                              9,223          24,345         47,934         64,864
Net foreign currency exchange (gain) loss                            (76)          1,514            554            476
                                                           -------------    ------------  -------------  -------------

Income before income taxes                                        43,194          72,853        112,567        193,198
Provision for income taxes                                        14,686          25,499         38,273         67,628
                                                           -------------    ------------  -------------  -------------

Income before minority interest                                   28,508          47,354         74,294        125,570
Minority interest                                                      -             108              -            323
                                                           -------------    ------------  -------------  -------------
Net income                                                 $      28,508    $     47,246  $      74,294  $     125,247
                                                           =============    ============  =============  =============

Net income per common share:
  Basic                                                    $         .52    $        .88  $        1.37  $        2.36
                                                           =============    ============  =============  =============
  Diluted                                                  $         .51    $        .82  $        1.34  $        2.22
                                                           =============    ============  =============  =============

Weighted average common shares outstanding:
  Basic                                                           54,448          53,681         54,144         53,060
                                                           =============    ============  =============  =============
  Diluted                                                         61,090          60,591         55,242         59,704
                                                           =============    ============  =============  =============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                            Nine months ended
                                                                               October 31,
                                                               -----------------------------------------
                                                                     2001                   2000
                                                               ------------------     ------------------
Cash flows from operating activities:
  Cash received from customers                                 $       13,354,964     $       14,740,983
  Cash paid to suppliers and employees                                (12,398,857)           (14,841,611)
  Interest paid                                                           (46,252)               (64,900)
  Income taxes paid                                                       (56,450)               (68,559)
                                                               ------------------     ------------------
    Net cash provided by (used in) operating activities                   853,405               (234,087)
                                                               ------------------     ------------------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired                                 -                (18,332)
  Capital expenditures                                                    (36,235)               (41,265)
                                                               ------------------     ------------------
     Net cash used in investing activities                                (36,235)               (59,597)
                                                               ------------------     ------------------
Cash flows from financing activities:
  Proceeds from the issuance of common stock                               25,052                 43,213
  Net (repayments) borrowings under revolving credit loans               (727,652)               325,395
  Principal payments on long-term debt                                       (443)                  (414)
                                                               ------------------     ------------------
    Net cash (used in) provided by financing activities                  (703,043)               368,194
                                                               ------------------     ------------------
Effect of currency exchange rate changes on cash                           (3,391)                (9,134)
                                                               ------------------     ------------------
Net increase in cash and cash equivalents                                 110,736                 65,376
Cash and cash equivalents at beginning of period                          138,925                 31,786
                                                               ------------------     ------------------
Cash and cash equivalents at end of period                     $          249,661     $           97,162
                                                               ==================     ==================
Reconciliation of net income to net cash provided by (used in)
 operating activities:
Net income                                                      $          74,294      $         125,247
                                                               ------------------     ------------------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                          48,126                 46,733
    Special charges (Note 8)                                               27,000                      -
    Provision for losses on accounts receivable                            30,892                 32,725
    Foreign currency transaction loss                                         554                    476
    Decrease (increase) in assets:
      Accounts receivable                                                 322,439               (369,695)
      Inventories                                                         502,419               (362,191)
      Prepaid and other assets                                            (41,373)               (18,976)
    (Decrease) increase in liabilities:
      Accounts payable                                                   (129,400)               257,566
      Accrued expenses                                                     18,454                 54,028
                                                               ------------------     ------------------
        Total adjustments                                                 779,111               (359,334)
                                                               ------------------     ------------------
 Net cash provided by (used in) operating activities            $         853,405      $        (234,087)
                                                               ==================     ==================

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     TECH DATA CORPORATION AND SUBSIDIARIES
                     --------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the "Company" or "Tech Data"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of October 31, 2001 and the results of their operations for the three and nine months ended October 31, 2001 and 2000 and their cash flows for the nine months ended October 31, 2001 and 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2002.


NOTE 2 - NET INCOME PER COMMON SHARE:

Basic Earnings Per Share ("Basic EPS") excludes from the calculation of earnings per share the potential dilution of earnings by certain common stock equivalents and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur assuming the conversion of certain common stock equivalents, such as the Company's convertible subordinated notes, as well as the exercise of stock options, using the if-converted and treasury stock methods, respectively.

The composition of basic and diluted net income per common share is as follows:

                                                            Three months ended October 31,
                                 -----------------------------------------------------------------------------------
                                                   2001                                         2000
                                 --------------------------------------     ----------------------------------------
                                                Weighted          Per                       Weighted           Per
                                      Net        Average         Share           Net         Average          Share
                                    Income       Shares          Amount        Income        Shares           Amount
                                 -----------   -----------     --------     -----------    -----------      --------
                                                       (In thousands, except per share amounts)

Basic EPS                        $    28,508        54,448     $    .52     $    47,246         53,681      $    .88
                                                               ========                                     ========
Effect of dilutive securities:
  Stock options                            -         1,309                            -          1,577
  5% convertible subordinated          2,475         5,333                        2,438          5,333
   notes                         -----------   -----------                  -----------     ----------


Diluted EPS                      $    30,983        61,090     $    .51     $    49,684         60,591      $    .82
                                 ===========   ===========     ========     ===========     ==========      ========

                                                             Nine months ended October 31,
                                 ------------------------------------------------------------------------------------
                                                    2001                                        2000
                                 ----------------------------------------     ---------------------------------------
                                                  Weighted         Per                         Weighted        Per
                                      Net          Average        Share            Net          Average       Share
                                    Income         Shares         Amount         Income         Shares        Amount
                                 -----------    -----------    ----------     -----------    -----------   ----------
                                                        (In thousands, except per share amounts)

Basic EPS                        $    74,294         54,144    $     1.37     $   125,247         53,060   $     2.36
                                                               ==========                                  ==========
Effect of dilutive securities:
  Stock options                            -          1,098                             -          1,311
  5% convertible subordinated              -              -                         7,313          5,333
   notes                         -----------    -----------                   -----------    -----------
Diluted EPS                      $    74,294         55,242    $     1.34     $   132,560         59,704   $     2.22
                                 ===========    ===========    ==========     ===========    ===========   ==========

The Company has excluded 1,147,338 shares related to stock options from its calculation of diluted earnings per share for the three and nine months ended October 31, 2001 and has excluded 144,000 shares related to stock options from its calculation of diluted earnings per share for the three and nine months ended October 31, 2000 because their effect would have been anti-dilutive. In addition, for purposes of calculating diluted earnings per share for the nine months ended October 31, 2001, the effect of the convertible subordinated notes was excluded, as its inclusion would have been anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the Company's foreign currency translation adjustment ("CTA") account. Changes in foreign currency loan balances hedging net investments in foreign operations recorded in the CTA account for the three months ended October 31, 2001 and 2000 amounted to a loss of $8.6 million and a gain of $14.7 million, respectively (net of related income taxes), and for the nine months ended October 31, 2001 and 2000 amounted to a gain of $2.5 million and $25.0 million, respectively (net of related income taxes). In total, the Company's comprehensive income (loss) for the three months ended October 31, 2001 and 2000 totaled $45.4 million and $(7.0) million, respectively. The Company's comprehensive income totaled $40.5 million and $34.7 million, for the nine months ended October 31, 2001 and 2000, respectively.

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

Financial information by geographic segment is as follows (in thousands):

                                                   United                                 Other
                                                   States           Europe            International            Total
                                              --------------    ----------------    -----------------    -----------------
Three months ended October 31, 2001
-----------------------------------
Net sales to unaffiliated customers           $    2,193,493    $      1,733,038    $         289,420    $       4,215,951
                                              ==============    ================    =================    =================
Operating income {a}:
     before special charges                   $       46,817    $          9,393    $           3,131    $          59,341
                                              ==============    ================    =================    =================
     after special charges                    $       41,339    $          7,871    $           3,131    $          52,341
                                              ==============    ================    =================    =================
Identifiable assets                           $    1,382,689    $      2,058,725    $         329,592    $       3,771,006
                                              ==============    ================    =================    =================

Three months ended October 31, 2000
------------------------------------
Net sales to unaffiliated customers           $    3,026,461    $      1,828,618    $         334,107    $       5,189,186
                                              ==============    ================    =================    =================
Operating income                              $       69,021    $         24,393    $           5,298    $          98,712
                                              ==============    ================    =================    =================
Identifiable assets                           $    2,231,867    $      2,083,924    $         342,087    $       4,657,878
                                              ==============    ================    =================    =================

                                                   United                                 Other
                                                   States           Europe            International            Total
                                              --------------    ----------------    -----------------    -----------------
Nine months ended October 31, 2001
----------------------------------
Net sales to unaffiliated customers           $    6,858,335    $      5,241,181    $         933,011    $       13,032,527
                                              ==============    ================    =================    ==================
Operating income {a}:
     before special charges                   $      133,705    $         40,391    $          13,959    $          188,055
                                              ==============    ================    =================    ==================
     after special charges                    $      108,227    $         38,869    $          13,959    $          161,055
                                              ==============    ================    =================    ==================
Identifiable assets                           $    1,382,689    $      2,058,725    $         329,592    $        3,771,006
                                              ==============    ================    =================    ==================


Nine months ended October 31, 2000
----------------------------------
Net sales to unaffiliated customers           $    8,579,881    $      5,539,809    $         990,985    $       15,110,675
                                              ==============    ================    =================    ==================
Operating income                              $      181,708    $         64,575    $          12,255    $          258,538
                                              ==============    ================    =================    ==================
Identifiable assets                           $    2,231,867    $      2,083,924    $         342,087    $        4,657,878
                                              ==============    ================    =================    ==================

{a} Special charges in the amount of $7.0 million and $27.0 million were recorded for the three and nine months ended October 31, 2001, respectively. Of this amount, $5.5 million and $25.5 million related to U.S. operations for the three and nine months ended October 31, 2001, respectively, and $1.5 million related to European operations for the three and nine months ended October 31, 2001.

NOTE 5 - REVOLVING CREDIT LOANS:

The Company has an agreement (the "Receivables Securitization Program") with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $700 million (as amended on May 17, 2001, which extended the maturity date to May 16, 2002). Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $686 million and $860 million as of October 31, 2001 and January 31, 2001, respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company's Multicurrency Revolving Credit Facility with a syndicate of banks, the Company is currently able to borrow funds in major foreign currencies up to a maximum of $520 million on an unsecured basis. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company's credit ratings.

The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options. In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $610 million at October 31, 2001, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. At October 31, 2001, the Company was in compliance with all such covenants.


NOTE 6 - CAPITAL STOCK:

During the nine months ended October 31, 2001, the Company exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION:

The Company entered into a non-cash transaction for the capital lease of a distribution center in Germany, which totaled $5.4 million during the nine months ended October 31, 2000.

The Company recorded an income tax benefit of approximately $4,940,000 and $9,372,000 during the nine months ended October 31, 2001 and 2000, respectively, related to the exercise of nonqualified employee stock options.

NOTE 8 - SPECIAL CHARGES:

For the three months ended October 31, 2001, the Company recorded special charges totaling $7.0 million before taxes ($27.0 million for the nine months ended October 31, 2001).

Of the $7.0 million in special charges above, the Company recognized $4.9 million for the write off of previously capitalized software ($20.1 million for the nine months ended October 31, 2001). The Company made the decision to write-off the software since it achieved most of the anticipated benefits originally planned when it purchased or began development of the software through alternative systems and processes. Thus, the Company no longer saw the benefit of incurring significant additional development costs necessary to implement the software.

The Company also recognized special charges of $.6 million during the three months ended October 31, 2001 for the impairment of the Company's investments in the equity securities of certain privately-held, internet-related companies ($5.4 million for the nine months ended October 31, 2001). Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appear to be other than temporary, and raised substantial doubts about the Company's ability to recoup its full investment.

Finally, the Company wrote off $1.5 million of costs during the three and nine months ended October 31, 2001 associated with the development of a new logistics center in Germany. The construction of this facility has been indefinitely deferred as a result of the economic downturn.

The total of these special charges are presented separately as a component of income from operations in the Consolidated Statement of Income, and other than the $1.5 million for the German logistics center, relates entirely to the Company's U.S. operations.

The following unaudited proforma results of operations reflect the effect on the Company's operations if the special charges noted above had not occurred during the periods presented below (in thousands except per share amounts):

                                                            Three months ended              Nine months ended
                                                             October 31, 2001                October 31, 2001
                                                            ------------------              -----------------
Operating income before special charges (pre-tax)               $    59,341                     $   188,055
Net income                                                      $    33,128                     $    92,114
Net income per common share:
     Diluted                                                    $       .58                     $      1.64

The unaudited proforma information is presented for informational purposes only.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. Impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income after tax of approximately $8.5 million ($.14 per diluted share) per year. Prior to the end of the first quarter for the fiscal year ending January 31, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules. Tech Data has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on the earnings and financial position of the Company.

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

The following table sets forth the percentage of costs and expenses to net sales derived from the Company's Consolidated Statement of Income for the three and nine months ended October 31, 2001 and 2000 as follows:

                                                                          Percentage of
                                                                            net sales
                                                --------------------------------------------------------------
                                                         Three months                       Nine months
                                                             ended                             ended
                                                          October 31,                       October 31,
                                                ----------------------------      ----------------------------
                                                    2001             2000             2001             2000
                                                -----------      -----------      -----------      -----------
Net sales
     United States                                    52.03%           58.32%           52.62%           56.78%
     Europe                                           41.11            35.24            40.22            36.66
     Other international                               6.86             6.44             7.16             6.56
                                                -----------      -----------      -----------      -----------
          Total net sales                            100.00           100.00           100.00           100.00
Cost of products sold                                 94.59            94.59            94.60            94.68
                                                -----------      -----------      -----------      -----------
Gross profit                                           5.41             5.41             5.40             5.32
Selling, general and administrative expenses           4.01             3.51             3.96             3.61
Special charges                                         .16                -              .20                -
                                                -----------      -----------      -----------      -----------
Operating income                                       1.24             1.90             1.24             1.71
Interest expense, net                                   .22              .47              .38              .43
Net foreign currency exchange loss                        -              .03                -                -
                                                -----------      -----------      -----------      -----------
Income before income taxes                             1.02             1.40              .86             1.28
Provision for income taxes                              .34              .49              .29              .45
                                                -----------      -----------      -----------      -----------
Income before minority interest                         .68              .91              .57              .83
Minority interest                                         -                -                -                -
                                                -----------      -----------      -----------      -----------
Net income                                              .68%             .91%             .57%             .83%
                                                ===========      ===========      ===========      ===========

Results of Operations
---------------------

Three Months Ended October 31, 2001 and 2000
--------------------------------------------

Consolidated net sales decreased 18.8% to $4.2 billion in the third quarter of fiscal 2002 compared to $5.2 billion in the third quarter of last year, primarily due to lower demand for technology related products and services throughout the world. Net sales from U.S. operations fell 27.5% to $2.2 billion due primarily to continued economic weakness in the region. On a local currency basis, European net sales decreased 8.6% from the prior year, but decreased only 5.2% in U.S. dollar terms due to the strengthening of several European currencies against the U.S. dollar. Other international sales fell 13.4% from the prior year due to lower overall demand for products and weaker currencies in both Canada and Latin America.

Gross margin was flat compared to the third quarter of the prior year at 5.41%, but reduced sales volumes caused gross profits to go down by $52.5 million from $280.7 million in the third quarter of fiscal 2001 to $228.2 million in the third quarter of fiscal 2002.

Demonstrating the Company's ability to adapt to changes in market conditions through its variable cost structure, the Company was able to reduce selling, general and administrative expenses (or "SG&A") by 7.2% from $182.0 million in the third quarter of fiscal 2001 to $168.9 million in fiscal 2002. However, due to the extent of the decline in sales volume from the prior year, SG&A went up as a percentage of net sales, from 3.51% in the third quarter of fiscal 2001 to 4.01% in the third quarter of fiscal 2002.

Special charges of $7.0 million were recognized in the third quarter of fiscal 2002. These special charges relate to the Company recording a) the write-off of previously capitalized software costs ($4.9 million); b) the impairment of certain internet-related investments ($.6 million) and; c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred.

As a result of the factors described above, operating income in the third quarter of fiscal 2002 declined 47.0% to $52.3 million, or 1.24% of net sales, compared to $98.7 million, or 1.90% of net sales in the third quarter of fiscal 2001. The main factors contributing to the decrease in the Company's operating income were the decrease in the Company's revenues due to the decline in worldwide demand for technology related products and services and the $7.0 million of special charges, offset in part by the Company's ability to quickly reduce its SG&A costs. On a proforma basis without the special charges, the operating income of the Company declined from the prior year by 39.9% to $59.3 million, or 1.41% of net sales.

Interest expense decreased from $24.3 million in the third quarter of fiscal 2001 to $9.2 million in the current quarter due to a decrease in the Company's average outstanding indebtedness (in part due to the lower sales volume but also due in large part to lower days of supply as a result of better inventory management), combined with a reduction in short-term interest rates on the Company's floating rate indebtedness.

The Company reported a net foreign currency exchange gain of approximately $.1 million in the third quarter of fiscal 2002, as compared to a net foreign currency exchange loss of $1.5 million in the comparable quarter last year. The fluctuation from the prior year was not significant for any of the Company's reportable segments.

The provision for income taxes decreased 42.4% to $14.7 million in the third quarter of fiscal 2002 compared to $25.5 million for the third quarter of fiscal 2001. The decrease is attributable to a decrease in the Company's income before income taxes and a reduction in the Company's effective tax rate. The Company's estimated effective tax rate decreased from 35% in the third quarter of fiscal 2001 to 34% in the current fiscal quarter due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

As a result of the factors described above, net income decreased 39.7% to $28.5 million, or $.51 per diluted share, compared to $47.2 million or $.82 per diluted share, in the third quarter of last year. On a proforma basis without special charges, net income decreased 29.9% to $33.1 million, or $.58 per diluted share for the third quarter of fiscal 2002.

Nine Months Ended October 31, 2001 and 2000
-------------------------------------------

Consolidated net sales decreased 13.8% to $13.0 billion in the first nine months of fiscal 2002 compared to $15.1 billion in the first nine months of last year, primarily due to lower demand for technology related products and services throughout the world and a weakening of the euro, especially during the first half of fiscal 2002. Net sales from U.S. operations fell 20.1% to $6.9 billion due primarily to continued economic weakness in the region. On a local currency basis, European net sales decreased 2.2% during the first nine months of the current year, and fell 5.4% in U.S. dollar terms due to a weakening of several European currencies against the U.S. dollar, especially during the first half of fiscal 2002. Other international sales fell 5.9% in the first nine months of fiscal 2002 compared to the first nine months of last year due mostly to lower demand and a weaker currency in Canada, while net sales in Latin America were essentially flat.

Gross margin increased 8 basis points to 5.40% in the first nine months of fiscal 2002 compared to 5.32% in the first nine months of fiscal 2001, however, reduced sales volumes caused gross profits to decline by $100.2 million from $803.8 million in the first nine months of fiscal 2001 to $703.6 million in the first nine months of fiscal 2002. This increase in gross margin was attributable to the positive effects of the Company's internal focus on margin improvement programs.

As previously discussed, the Company's ability to adapt to changes in market conditions through its variable cost structure, enabled the Company to reduce SG&A expenses by 5.5% from $545.2 million in the first nine months of fiscal 2001 to $515.5 million in fiscal 2002. However, due to the extent of the decline in sales volume from the prior year, SG&A went up as a percentage of net sales, from 3.61% in the first nine months of fiscal 2001 to 3.96% in the first nine months of fiscal 2002.

Special charges of $27.0 million were recognized in the first nine months of fiscal 2002. These special charges relate to the Company recording a) the write-off of previously capitalized software costs ($20.1 million); b) the impairment of certain internet-related investments ($5.4 million) and; c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred.

As a result of the factors described above, operating income in the first nine months of fiscal 2002 declined 37.7% to $161.1 million, or 1.24% of net sales, compared to $258.5 million, or 1.71% of net sales in the first nine months of fiscal 2001. The main factors contributing to the decrease in the Company's operating income were the decrease in the Company's revenues due to the decline in worldwide demand for technology related products and services and the $27.0 million of special charges, offset in part by the Company's ability to quickly reduce its SG&A costs and achieve a higher gross margin on its sales. On a proforma basis without the special charges, the operating income of the Company declined from the prior year by 27.3% to $188.1 million, or 1.44% of net sales.

Interest expense decreased from $64.9 million in the first nine months of fiscal 2001 to $47.9 million in the first nine months of 2002 due to a decrease in the Company's average outstanding indebtedness (in part due to lower sales volume but also due in large part to lower days of supply as a result of better inventory management), combined with a reduction in short-term interest rates on the Company's floating rate indebtedness.

The Company reported a net foreign currency exchange loss of $.6 million in the first nine months of fiscal 2002, as compared to a net foreign currency exchange loss of $.5 million in the first nine months of last year. The fluctuation from the prior year was not significant for any of the Company's reportable segments.

The provision for income taxes decreased 43.4% to $38.3 million in the first nine months of fiscal 2002 compared to $67.6 million for the first nine months of fiscal 2001. The decrease is attributable to a decrease in the Company's income before income taxes and a reduction in the Company's effective tax rate. The Company's estimated effective tax rate decreased from 35% in the first nine months of 2001 to 34% in the first nine months of 2002 due to fluctuations in the amount of federal, state and foreign taxable income reported in each period.

As a result of the factors described above, net income decreased 40.7% to $74.3 million, or $1.34 per diluted share in the first nine months of 2002, compared to $125.2 million, or $2.22 per diluted share in the first nine months of 2001. On a proforma basis without special charges, net income decreased 26.5% to $92.1 million, or $1.64 per diluted share in the first nine months of 2002.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities of $853.4 million during the first nine months of fiscal 2002 was primarily attributable to income from operations of $74.3 million combined with significant reductions in accounts receivable and inventories, offset by a reduction in accounts payable.

Net cash used in investing activities of $36.2 million during the first nine months of fiscal 2002 was attributable to the continuing investment related to the expansion of the Company's management information systems, office facilities and equipment for its distribution centers. The Company expects to make capital expenditures totaling approximately $60.0 million during fiscal 2002 to further expand its management information systems, office facilities and equipment for distribution centers.

Net cash used in financing activities of $703.0 million during the first nine months of fiscal 2002 reflects the net repayments on the Company's revolving credit loans of $727.7 million and principal payments on long-term debt of $.4 million, offset in part by proceeds of $25.0 million from the issuance of common stock via the exercise of stock options.

The Company currently maintains a $520 million revolving credit facility with a syndicate of banks which expires in May 2003. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company's credit rating. Additionally, the Company currently maintains a $700 million Receivables Securitization Program with a syndicate of banks expiring in May 2002. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $610 million.

The aforementioned credit facilities total approximately $1.8 billion, of which $492 million was outstanding at October 31, 2001. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios and restrictions on payment of dividends. The Company is in compliance with all such covenants.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2001, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. Impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income after tax of approximately $8.5 million ($.14 per diluted share) per year. Prior to the end of the first quarter for the fiscal year ending January 31, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules. Tech Data has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on the earnings and financial position of the Company.

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


                                         TECH DATA CORPORATION
                                         ---------------------
                                              (Registrant)


Signature                Title                                 Date
---------                -----                                 ----

/s/ Steven A. Raymund    Chairman of the Board of              December 4, 2001
---------------------
Steven A. Raymund         Directors; Chief Executive Officer


/s/ Jeffery P. Howells   Executive Vice President and          December 4, 2001
----------------------
Jeffery P. Howells        Chief Financial Officer; Director
                          (principal financial officer)


/s/ Joseph B. Trepani    Senior Vice President and             December 4, 2001
---------------------
Joseph B. Trepani         Corporate Controller
                          (principal accounting officer)


/s/ Arthur W. Singleton  Corporate Vice President,             December 4, 2001
-----------------------
Arthur W. Singleton       Treasurer and Secretary