Form 10-K
period 2002-01-31
TECH DATA CORP
filed 2002-04-24
CIK 790703

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended January 31, 2002

                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:
                    Common stock, par value $.0015 per share
          Securities registered pursuant to Section 12(g) of the Act:
          5% Convertible subordinated debentures due 2003
          2% Convertible subordinated debentures due 2021

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]
     Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2002: $2,521,000,000.
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                      Outstanding at April 1, 2002
                         -----                      ----------------------------
         Common stock, par value $.0015 per share            55,605,372

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for use at the Annual Meeting of Shareholders on June 4, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                                     PART I
ITEM 1. Business

Overview

Tech Data Corporation ("Tech Data" or the "Company") is a leading provider of information technology ("IT") products, logistics management and other value-added services, and based on sales, is the world's second largest distributor. The Company distributes microcomputer hardware and software products to value-added resellers, direct marketers, retailers, corporate resellers, and Internet resellers. The Company and its subsidiaries distribute to more than 80 countries and serve over 100,000 resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East. The Company's broad assortment of vendors and products meets the customers' need for a cost effective link to those products through a single source.

The Company provides its customers with leading products in a variety of IT segments, including peripherals, systems, networking and software, which accounted for 46%, 24%, 15% and 15%, respectively, of sales in fiscal 2002. The Company offers products from manufacturers and publishers such as Adobe, Apple, Cisco, Compaq, Computer Associates, Creative Labs, Epson, Hewlett-Packard, IBM, Intel, Iomega, Lexmark, Microsoft, Nortel Networks, NEC, Palm, Seagate, Sony, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital. The Company generally ships products the same day the orders are received from regionally located logistics centers. Customers are provided with a high level of service through the Company's pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product integration services and electronic data interchange ("EDI") services), customized shipping documents and flexible financing programs.

Tech Data was incorporated in 1974 to market data processing supplies such as tape, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. With the advent of microcomputer dealers, Tech Data made the transition to a wholesale distributor in 1984 by broadening its product line to include hardware products and withdrawing entirely from end-user sales.

In May 1989, the Company entered the Canadian market through the acquisition of a privately-held distributor subsequently named Tech Data Canada Inc. ("Tech Data Canada"). Tech Data Canada serves customers in all Canadian provinces.

In March 1994, the Company entered the European market through the acquisition of a privately-held distributor subsequently named Tech Data France, SA ("Tech Data France").

To complement its Miami-based Latin American export business, the Company opened a sales office and logistics center near Sao Paulo, Brazil in February 1997.

In July 1998, Tech Data completed the acquisition of 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), Europe's leading technology products distributor (see Note 2 of Notes to Consolidated Financial Statements). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data's presence into its current level of 29 countries worldwide. In April 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG ("Tech Data Germany"). The Company currently owns approximately 99.9% of the outstanding stock of Tech Data Germany and 100% of Computer 2000's stock. The Company has changed the names of most of Computer 2000's subsidiaries to match the Tech Data brand.

In May 1999, the Company acquired Globelle Corporation, a leading publicly-held Canadian distributor, which nearly doubled the Company's Canadian business, adding additional critical mass and a complementary product and geographic focus (see Note 2 of Notes to Consolidated Financial Statements).

Industry

The wholesale distribution model, like that provided by the Company, has proven to be well-suited for both manufacturers and publishers of IT products ("vendors") and resellers of those products. The large number and diversity of resellers make it cost efficient for vendors to rely on wholesale distributors to serve this customer base. Similarly, due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships with vendors. Instead, they rely on wholesale distributors, such as Tech Data, which can leverage purchasing costs across multiple vendors to satisfy a significant portion of their product procurement, delivery, financing, marketing and technical support needs.

Through collaborative supply chain management initiatives, distributors, like Tech Data, continue to advance the efficiency of this business model. By leveraging Tech Data's infrastructure and logistics expertise, IT manufacturers and publishers benefit by a cost-effective alternative to selling directly to resellers or end users. The Company's ability to provide a "virtual warehouse" of products for resellers means that they no longer need to hold inventory, which reduces costs and risks associated with handling the product. In addition to enabling fast reseller access to a comprehensive hardware and software offering, the Company frequently ships products to end users on behalf of its customers, thereby reducing the resellers' costs of storing, maintaining, and shipping the products themselves. Tech Data facilitates this approach by personalizing shipping labels and packing documents with its resellers' brand identities (e.g. logos), marketing messages and other specialized content.

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the Web, continues to have a significant impact on the cost efficiency of the wholesale distribution model. For example, distributors are now working to establish a more seamless supply chain in which end-user orders flow immediately from reseller Web sites direct to distributor logistics centers in closest proximity to the order destination. Advances like these are possible due to the financial and technical resources available to large-scale distributors such as Tech Data, enabling a reduction in both their customers' and their own transaction costs through more efficient purchasing and lower selling and delivery costs.

In summary, the IT logistics industry continues to address a broad spectrum of reseller and vendor requirements. The economies of scale and global reach of large industry leaders are expected to continue to be significant competitive advantages in this marketplace.

Tech Data's fiscal 2002 results, like other companies in the technology industry, were negatively affected by the U.S. economic downturn. This downturn eventually spread to other regions throughout the world, albeit to a lesser extent. While it appears there has been a "bottoming out" of the global recession, there can be no assurance that further weakening will not occur. To the extent that this continues, the IT industry, in general, and worldwide demand for the products we sell, are likely to be negatively affected.

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

Such agreements generally contain stock rotation and price protection provisions which, along with the Company's inventory management policies and practices, reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. Under the terms of many distribution agreements, suppliers, subject to certain limitations, will credit the distributor for declines in inventory value resulting from the supplier's price reductions. In addition, under many such agreements, the distributor has the right, subject to certain limitations, to return for credit or exchange for other products a portion of those inventory items purchased. A supplier who elects to terminate a distribution agreement generally will repurchase from the distributor the supplier's products carried in the distributor's inventory. While the industry practices discussed above are sometimes not embodied in agreements and do not protect the Company in all cases from declines in inventory value, management believes that these practices provide a significant level of protection from such declines. No assurance can be given, however, that such practices will continue or that they will adequately protect the Company against declines in inventory value. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Management.

In addition to providing manufacturers and publishers with one of the largest bases of resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East, Tech Data also offers manufacturers and publishers the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of its resellers.

With the exception of Hewlett-Packard Company ("HP") and Compaq Computer Corporation ("Compaq"), no single vendor accounted for more than 10% of Tech Data's net sales during fiscal 2002, 2001, or 2000. Sales of HP products accounted for 20%, 19%, and 19% of net sales in fiscal 2002, 2001, and 2000, respectively, and sales of Compaq products accounted for 18%, 20%, and 16% of net sales in fiscal 2002, 2001, and 2000, respectively.

On March 19 and 20, 2002, HP's and Compaq's shareholders, respectively, voted to approve a merger of the two entities. A member of HP's board of directors is contesting the vote. Based on the limited information currently available, the impact of this merger, should it occur, cannot at this time be estimated by Tech Data's management. Tech Data's business could be adversely impacted should the merged company decide to bypass the distribution channel and increase the level of business it transacts directly with end-users.

Customers, Products and Services

The Company sells more than 75,000 microcomputer products including peripherals, systems, networking and software purchased directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 value-added resellers (VARs), corporate resellers, direct marketers, retailers and Internet resellers.

The market for VARs, which constituted approximately 58% of Tech Data's net sales in fiscal 2002, is attractive because VARs generally rely on distributors as their principal source of computer products and financing. This reliance is due to VARs typically not having the resources to establish a large number of direct purchasing relationships or stock significant product inventories.
Direct marketers, retailers and corporate resellers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired directly. Tech Data also has developed special programs to meet the unique needs of direct marketers, retailers and Internet resellers, which constituted approximately 24% of the Company's net sales in fiscal 2002. Corporate resellers constituted approximately 18% of the Company's net sales in fiscal 2002. No single customer accounted for more than 5% of the Company's net sales during fiscal 2002, 2001, or 2000.

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

The Company delivers products throughout the United States, Canada, the Caribbean, Latin America, Europe and the Middle East from its 33 regionally located logistics centers. Locating logistics centers near its customers enables the Company to deliver products on a timely basis, thereby reducing the customers' need to invest in inventory. See Item 2 -- Properties for further discussion of the Company's locations and logistics centers.

Sales and Electronic Commerce

Currently, the Company's sales force consists of approximately 2,000 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. The Company's team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact the Company through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics facility nearest the customer.

Increasingly, customers rely upon the Company's electronic ordering and information systems, in addition to its product catalogs and frequent mailings, as sources for product information, including availability and price. The Company's on-line computer system allows the inside sales teams to check for current stocking levels in each of the six United States logistics centers. Likewise, inside sales teams in Canada, the Caribbean, Latin America, Europe and the Middle East can check on stocking levels in their respective logistics centers. Through the Company's website, most customers can gain remote access to the Company's information systems to check product availability and pricing and to place orders. Certain of the Company's larger customers have available EDI services whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for both the Company and its customers. During fiscal 2002, approximately 29% ($5.0 billion) of the Company's worldwide sales dollar volume originated from orders received electronically, up from approximately 24% in fiscal 2001.

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

Tech Data competes against several companies in the North American market, including Ingram Micro and Synnex. In Latin America, Tech Data competes against Ingram Micro and several regional and local distributors. Competition outside of the Americas includes Ingram Micro, Actebis and a variety of smaller regional and local distributors.

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

Employees

On January 31, 2002, the Company had approximately 8,600 employees located as follows: United States - 3,300, Europe - 4,500, and all other regions - 800. Certain of the Company's employees in Canada are subject to collective bargaining or similar arrangements, as well as employees in various countries outside the United States that have laws providing representation rights to employees on management boards. The Company considers its relations with its employees to be good.

Foreign and Domestic Operations and Export Sales

Tech Data operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Therefore, the principal markets, products and services and methods of distribution from which each segment derives its revenues are essentially the same. The principal geographical areas in which the Company operates are the United States, Europe (including the Middle East) and other international areas which include in-country operations in Canada, Brazil, Argentina, Chile, Peru, Uruguay and export sales to Latin America and the Caribbean from the United States. In fiscal 2002, 2001, and 2000, 49%, 45% and 51%, respectively, of the Company's sales were derived from sales outside of the United States.

Tech Data intends to either close or sell its operations in Norway and potentially one other country during the first half of fiscal 2003. Charges and operating losses from exiting these markets are estimated to range from $6 to $9 million.

See Note 11 of Notes to Consolidated Financial Statements, for further information regarding the geographical distribution of the Company's net sales, operating income and identifiable assets.

Executive Officers

The Company's executive officers as of April 17, 2002 are as follows:

Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, age 46, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a Bachelor of Science Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

Nestor Cano, President of Worldwide Operations, age 38, joined the Company (via C2000 AG) in July 1989 as a Software Product Manager and served in various management positions with the Company's operations in Spain and Portugal between 1990 and 1995 where he was then promoted to Regional Managing Director. In March 1999, he was appointed Executive Vice President of U.S. Sales and Marketing, in January 2000 he was promoted to President of the Americas, and in August 2000, he was promoted to President of Worldwide Operations. Mr. Cano holds a Masters Degree in Business Administration from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

Jeffery P. Howells, Executive Vice President and Chief Financial Officer, age 45, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company's Board of Directors. From 1979 to 1991 he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a Bachelor of Business Administration Degree in Accounting from Stetson University.

Perry M. Monych, President of U.S. Operations, age 47, joined the Company in December 2000. Prior to joining the Company, he was President and Chief Executive Officer of GE Access from November 1997 to November 2000. He was also President and CEO of GE Capital IT Solutions - North America from July 1996 to November 1997, and President and CEO of GE Capital IT Solutions - Canada from December 1993 to July 1996. Mr. Monych holds a Masters Degree in Business Administration from Harvard University and a Bachelor of Science Degree in Forestry from the University of British Columbia.

Graeme A. Watt, President of Europe, age 41, joined the Company (via C2000 AG) in January 1988 as Financial Controller for the United Kingdom and Ireland and was promoted to Managing Director in 1995. He was promoted to Regional Managing Director for Tech Data's Computer 2000 Group in January 2000, and in August 2000 he was promoted to President of Europe. Prior to joining the Company, he was with Arthur Young for two years as a Chartered Accountant. Mr. Watt holds a Bachelors Degree in Physiology from Edinburgh University.

Joseph A. Osbourn, Executive Vice President and Worldwide Chief Information Officer, age 54, joined the Company in October 2000. Prior to joining the Company, he was Senior Vice President and Chief Information Officer at Kmart Corporation from September 1999 to September 2000, and was Vice President of Information Services at Walt Disney World Company from September 1989 to September 1999. Mr. Osbourn holds a Masters Degree in Business Administration from Memphis State University and a Bachelors Degree in Physics from the University of Louisville.

Patrick O. Connelly, Senior Vice President of Credit Services, the Americas, age 56, joined the Company in August 1994 as Vice President of Credit Services, and in April 2001 he was promoted to Senior Vice President of Credit Services, the Americas. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a Masters Degree in Business Administration from the University of South Florida and Bachelor of Arts Degrees in History and French from the University of Texas at Austin.

Timothy J. Curran, Senior Vice President of U.S. Sales, age 50, joined the Company in April 1997. Prior to joining the Company, he was employed by Panasonic Communications and Systems Company (including various other Panasonic affiliates) from 1983 to 1997 serving in a variety of senior management positions. Mr. Curran holds a Bachelor of Arts Degree in History from the University of Notre Dame and a Ph.D. in International Relations from Columbia University.

Charles V. Dannewitz, Senior Vice President of Taxes, age 47, joined the Company in February 1995 as Vice President of Taxes and was promoted to Senior Vice President of Taxes in April 2000. Prior to joining the Company, he was employed by Price Waterhouse for thirteen years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

Henrik Funch, Senior Vice President of Central Europe, age 45, joined the Company in January 2001 as Senior Vice President of Northern Europe and then soon took over as Senior Vice President of Central Europe. Prior to joining the Company he was employed by GE Capital IT Solutions for five years, most recently on its Executive Board for Europe. Mr. Funch has almost twenty years of experience in the IT industry including nine years with IBM and four years with Andersen Consulting. Mr. Funch holds both a Masters and a Bachelors Degree in Economics from the Copenhagen School of Economics.

Andy Gass, Senior Vice President of Northern Europe, age 37, joined the Company (via C2000 AG) in October 1995 as Finance and Operations Director of UK operations and was promoted to Deputy Managing Director in October 1998. From February 2000 to August 2001 Mr. Gass spent time as a Managing Director at Sage Enterprise Solutions. He then returned to the Company as Senior Vice President of Northern Europe in September 2001. Mr. Gass is a Chartered Accountant and holds a Bachelors Degree in Commerce from Edinburgh University.

Lawrence W. Hamilton, Senior Vice President of Human Resources, age 44, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President - Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a Bachelor of Arts Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

William J. Hunter, Senior Vice President and Chief Financial Officer of Europe, age 42, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999, Mr. Hunter was promoted to Senior Vice President and Chief Financial Officer for Europe. From January 1989 to April 1994 he was employed by Price Waterhouse. Mr. Hunter is a Certified Management Accountant and holds a Bachelor of Arts Degree in Philosophy from Tulane University and a Bachelor of Science Degree in Accounting from the University of South Florida.

Elio Levy, Senior Vice President of U.S. Marketing, age 54, joined the Company in October 1991 as Director of Software and was promoted to Vice President of Networking in January 1993. In January 1995, he was assigned as Vice President of Marketing for Tech Data France and from January 1996 to June 1998 he served as President of Tech Data Canada. In July 1998, he returned to the Company's U.S. operations as Vice President and General Manager of International Marketing and in November 1998 he assumed the role of Vice President and General Manager, Peripherals. In April 2000 he was promoted to his current role of Senior Vice President of Marketing. Mr. Levy holds a Bachelor of Science Degree in Business from the College of Charleston.

Yuda Saydun, Senior Vice President and President of Latin America, age 49, joined the Company in May 1993 as Vice President and General Manager - Latin America. In March 1997 he was promoted to Senior Vice President and General Manager - Latin America and in April 2000 was promoted to President of Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to May 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a Bachelor of Science Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from the University of California, Los Angeles.

Lisa G. Thibodeau, Senior Vice President of U.S. Sales and Marketing Operations, age 43, joined the Company in March 1995 as Assistant Controller. She was promoted to the position of Vice President and U.S. Controller in September 1997. In May 2000, she was promoted to Senior Vice President of U.S. Sales and Marketing Operations. Prior to joining the Company, Ms. Thibodeau was employed from May 1989 to March 1995 at Walt Disney World, most recently as Finance Manager. Ms. Thibodeau is a Certified Public Accountant and holds a Bachelors Degree in Business Administration from the University of Massachusetts at Amherst and a Masters Degree in Business Administration from Rollins College.

William K. Todd Jr., Senior Vice President of Logistics and Integration Services, age 57, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President of Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a Bachelor of Science Degree in Business Management from New Hampshire College.

Joseph B. Trepani, Senior Vice President and Corporate Controller, age 41, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.

Gerard F. Youna, Senior Vice President of Southern Europe, age 48, joined the Company in 1989 as the Managing Director for Tech Data France. In 1999, he was promoted to Regional Managing Director for France and Israel. In September 2000, he was promoted to Senior Vice President of Southern Europe. Mr. Youna received a degree in IT Engineering from the Institut Informatique d'Entreprise in Paris, France.

Arthur W. Singleton, Corporate Vice President, Treasurer and Secretary, age 41, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to 1989. Mr. Singleton is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.

David R. Vetter, Corporate Vice President and General Counsel, age 43, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

ITEM 2. Properties

Tech Data's worldwide executive offices are located in Clearwater, Florida. As of January 31, 2002, the Company operated a total of 33 logistics centers to provide its customers timely delivery of products. These logistics centers are located in the following principal markets: U.S. - 6, Canada - 2, Latin America
- 5, Europe - 18 and the Middle East - 2. The Company also operates training centers in 10 cities in the United States.

The facilities of the Company are well maintained and are adequate to conduct the Company's current business. The Company does have some excess capacity in its physical infrastructure given the decline in sales volume over the past year.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 2002.



                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "TECD". The Company has not paid cash dividends since fiscal 1983 and the Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for the Company's common stock as reported by the Nasdaq Stock Market. The approximate number of shareholders as of April 1, 2002 was 35,000.

                                                           Sales Price
                                                           -----------

Fiscal year 2002                                      High              Low
----------------                                   -----------      ------------
Fourth quarter.................................    $   51.0500      $  37.1700
Third quarter..................................        45.9900         33.0900
Second quarter.................................        37.3700         27.8900
First quarter..................................        38.4375         25.2500

Fiscal year 2001                                      High              Low
----------------                                   -----------       -----------
Fourth quarter.................................    $   44.5625      $  24.9375
Third quarter..................................        55.8750         32.0000
Second quarter.................................        52.1250         35.3750
First quarter..................................        43.7500         20.6250

ITEM 6. Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                          FIVE YEAR FINANCIAL SUMMARY
                     (In thousands, except per share data)

                                                                        Year ended January 31,
                                           ---------------------------------------------------------------------------------
                                              2002             2001             2000            1999/(1)/            1998
                                           -----------      -----------      -----------       -----------        ----------
Income statement data:

Net sales..............................    $17,197,511      $20,427,679      $16,991,750       $11,528,999        $7,056,619
Cost of products sold..................     16,269,481       19,331,616       16,058,086        10,806,153         6,590,873
                                           -----------      -----------      -----------       -----------        ----------
Gross profit...........................        928,030        1,096,063          933,664           722,846           465,746
Selling, general and
  administrative expenses .............        677,914          733,307          661,792           492,542           293,108
Special charges (Note 13)..............         27,000               --               --                --                --
                                           -----------      -----------      -----------       -----------        ----------
Operating income ......................        223,116          362,756          271,872           230,304           172,638
Interest expense, net..................         55,419           92,285           65,965            44,988            29,908
Net foreign currency exchange (gain)
 loss..................................           (143)          (3,884)           5,153            (5,027)               --
Gain on the sale of Macrotron AG ......             --               --               --           (15,700)               --
                                           -----------      -----------      -----------       -----------        ----------
Income before income taxes ............        167,840          274,355          200,754           206,043           142,730
Provision for income taxes ............         57,063           96,033           72,837            76,215            52,816
                                           -----------      -----------      -----------       -----------        ----------
Income before minority interest .......        110,777          178,322          127,917           129,828            89,914
Minority interest......................              -              339              416               876               429
                                           -----------      -----------      -----------       -----------        ----------
Net income.............................    $   110,777      $   177,983      $   127,501       $   128,952        $   89,485
                                           ===========      ===========      ===========       ===========        ==========
Net income per common share:
  Basic................................    $      2.04      $      3.34      $      2.47       $      2.59        $     2.00
                                           ===========      ===========      ===========       ===========        ==========
  Diluted..............................    $      1.98      $      3.14      $      2.34       $      2.47        $     1.92
                                           ===========      ===========      ===========       ===========        ==========
Weighted average common
  shares outstanding:
  Basic................................         54,407           53,234           51,693            49,727            44,715
                                           ===========      ===========      ===========       ===========        ==========
  Diluted..............................         60,963           59,772           58,508            54,161            46,610
                                           ===========      ===========      ===========       ===========        ==========
Dividends per common share ............             --               --               --                --                --
                                           ===========      ===========      ===========       ===========        ==========

Balance sheet data:
Working capital........................    $ 1,385,920      $   967,283      $   795,589       $   725,057        $  537,381
Total assets...........................      3,458,330        4,615,545        4,123,818         3,844,987         2,185,383
Revolving credit loans.................         86,046        1,249,576        1,006,809           817,870           540,177
Long-term debt.........................        612,335          320,757          316,840           308,521             8,683
Shareholders' equity ..................      1,259,933        1,195,314        1,013,695           967,291           702,588

_____________________
(1) Results for the fiscal year ended January 31, 1999 include six months of results for Computer 2000 (acquired effective July 1, 1998) and six months of results for Macrotron (sold effective July 1, 1998).

  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreword

Certain statements within this Item and throughout this Annual Report on Form 10-K and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99-A for further information.

Results of Operations

The following table sets forth the percentage of cost and expenses to net sales derived from the Company's Consolidated Statement of Income for each of the three most recent fiscal years.

                                                                   Percentage of Net Sales
                                                          ----------------------------------------
                                                                   Year ended January 31,
                                                          ----------------------------------------

                                                             2002           2001            2000
                                                            ------         ------          ------
United States........................................         50.88%         55.11%          49.48%
Europe...............................................         42.06          38.25           44.31
Other international..................................          7.06           6.64            6.21
                                                          ---------      ---------       ---------

Net sales............................................        100.00         100.00          100.00
Cost of products sold................................         94.60          94.63           94.51
                                                          ---------      ---------       ---------

Gross profit.........................................          5.40           5.37            5.49
Selling, general and administrative expenses ........          3.94           3.59            3.89
Special charges (Note 13)............................          0.16           0.00            0.00
                                                          ---------      ---------       ---------
Operating income.....................................          1.30           1.78            1.60
Interest expense, net................................          0.32           0.45            0.39
Net foreign currency exchange (gain) loss............          0.00          (0.01)           0.03
                                                          ---------      ---------       ---------
Income before income taxes ..........................          0.98           1.34            1.18
Provision for income taxes ..........................          0.34           0.47            0.43
                                                          ---------      ---------       ---------

Income before minority interest .....................          0.64           0.87            0.75
Minority interest....................................          0.00           0.00            0.00
                                                          ---------      ---------       ---------
Net income...........................................          0.64%          0.87%           0.75%
                                                          =========      =========       =========

Fiscal Years Ended January 31, 2002 and 2001

Consolidated net sales decreased 15.8% to $17.2 billion in fiscal 2002 compared to $20.4 billion in the prior year. This decrease was primarily due to lower demand for technology-related products and services throughout the world and a weakening of the euro. Net sales from U.S. operations fell 22.3% to $8.8 billion due primarily to economic weakness in the region. On a local currency basis, European net sales decreased 4.9% during the current year, and fell 7.4% in U.S. dollar terms due to a weakening of several European currencies against the U.S. dollar. Other international sales fell 10.5% in fiscal 2002 compared to the prior year due mostly to lower demand and a weaker currency in Canada and Latin America. Total international sales in fiscal 2002 represented approximately 49% of consolidated net sales compared with 45% in the prior year.

Gross profit decreased $168.0 million from the prior year to $928.0 million in fiscal 2002 compared to $1.1 billion in fiscal 2001. Gross margins increased 3 basis points to 5.40% in fiscal 2002 compared to 5.37% in fiscal 2001. This increase is attributable to the positive effects of the Company's margin improvement programs and the aforementioned increase in the mix of international sales in fiscal 2002, on which the Company typically realizes higher gross margins.

Selling, general and administrative expenses ("SG&A") decreased 7.6% or $55.4 million to $677.9 million in fiscal 2002 from $733.3 million in fiscal 2001. This reduction in SG&A is attributable to the Company's highly variable cost structure and aggressive cost cutting measures taken to counter the effects of the economic downturn. The Company significantly reduced its payroll-related costs as it managed its employee base down from approximately 10,500 employees at the end of fiscal 2001 to approximately 8,600 at the end of fiscal 2002. Likewise, the Company cut back dramatically on discretionary expenses such as travel related costs, consulting and supplies. While these cost cutting measures were significant, they could not entirely offset the effect of the year-over-year sales decline and as a result SG&A, as a percentage of net sales, increased 35 basis points to 3.94% from 3.59% in the prior year. The greater mix of international sales in fiscal 2002 also contributed to the higher SG&A as a percentage of net sales, as the international model typically results in greater costs along with a higher gross margin (as previously discussed above).

Special charges of $27.0 million were recognized in fiscal 2002. These special charges related to the Company recording: a) the write-off of previously capitalized software costs ($20.1 million); b) the impairment of certain Internet-related investments ($5.4 million) and; c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred. The remaining Internet-related investment has a carrying value of approximately $2.4 million at January 31, 2002. Investments in these types of technologies are inherently risky and the Company could lose the remainder of its investment.

In addition to those items mentioned above, operating income was negatively affected by operating losses in Latin America of approximately $7.4 million during the fourth quarter; these operating losses were primarily related to currency devaluation and asset realization issues in Argentina and Brazil.

As a result of the factors described above, operating income in fiscal 2002 decreased 38.5% to $223.1 million (1.30% of net sales) from $362.8 million (1.78% of net sales) in fiscal 2001.

Interest expense decreased 39.9% to $55.4 million in fiscal 2002 from $92.3 million in fiscal 2001. This decrease is the result of a significant decrease in the Company's average outstanding indebtedness and a decrease in rates. The Company was able to reduce its outstanding debt net of cash by over $990.4 million during the past year due to dramatic improvements in its inventory management and the cash generated from other operating activities.

The Company realized a net foreign currency exchange gain of $0.1 million in
fiscal 2002 compared to a gain of $3.9 million in fiscal 2001.   It continues to
be the Company's goal to minimize foreign currency exchange gains and losses through effective hedging techniques. The Company's foreign exchange policy prohibits speculative hedges.

The provision for income taxes decreased 40.6% to $57.1 million in fiscal 2002 from $96.0 million in fiscal 2001. This decrease is attributable to the decrease in taxable income during the year combined with a decrease in the Company's effective tax rate to 34% in fiscal 2002 from 35% in fiscal 2001. The decrease in the effective rate is primarily due to fluctuations and changes in the mix of taxable income within the Company's various geographies and tax jurisdictions reported in each period.

As a result of the factors described above, net income in fiscal 2002 decreased 37.8% to $110.8 million ($1.98 per diluted share) compared to $178.0 million ($3.14 per diluted share) in fiscal 2001. Excluding special charges, net income decreased 27.8% to $128.6 million, or $2.27 per diluted share in fiscal 2002.

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

As a result of the factors described above, operating income in fiscal 2001 increased 33.4% to $362.8 million (1.78% of net sales) from $271.9 million (1.60% of net sales) in fiscal 2000.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon Tech Data's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Tech Data to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, Tech Data evaluates these estimates, including those related to bad debts, inventories, vendor incentives, investments, fixed assets, intangible assets, income taxes and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. Tech Data believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable
Tech Data maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In estimating the required allowance, Tech Data takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically-identified customer risks. If actual customer performance were to deteriorate to an extent not expected by Tech Data, additional allowances may be required which could have an adverse effect on the Company's financial results.

Inventory
Tech Data values its inventory at the lower of its cost or market value. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign sourced product and assumptions about future demand and market conditions. These write-downs are reflected in the Company's cost of sales. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required which could have an adverse effect on the Company's financial results.

Vendor Incentives
The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other miscellaneous agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors, however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed by the Company and the vendor. Cooperative advertising allowances are generally required by the vendor to be used by Tech Data exclusively for advertising or other marketing programs.
These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. The Company records unrestricted volume rebates received as a reduction of inventory and recognizes the incentives as a reduction to cost of sales when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

In addition, the Company receives early payment discounts from certain of its vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction to cost of sales when the related inventory is sold.

Intangible Assets
The Company examines the carrying value of its excess of cost over fair value of acquired net assets (goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements. However, during fiscal 2002, the Company recorded a special charge of approximately $20.1 million for certain of its software investments.

Income Taxes
Tech Data records valuation allowances to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, Tech Data considers future taxable income and ongoing prudent and feasible tax planning strategies. In the event the Company determines it would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. Likewise, should Tech Data determine that it is unable to use all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Contingencies
The Company accrues for contingent obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. The impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of approximately $8.6 million ($.14 per diluted share) per year. During the first quarter for the fiscal year ending January 31, 2003, the Company finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, Tech Data will not need to record any impairment for the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excludes future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on the Company's financial position and results of operations.

Impact of Inflation

The Company has not been adversely affected by inflation as technological advances and competition within the microcomputer industry has generally caused prices of the products sold by the Company to decline. Management believes that most price increases could be passed on to its customers, as prices charged by the Company are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to its customers.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $976.6 million in fiscal 2002 was primarily attributable to decreases in inventories and accounts receivable, in addition to net income adjusted for non-cash items. The Company continues to focus on improving asset turnover, as evidenced by its days of supply of inventory which declined to 21.0 days at the end of fiscal 2002 from 30.2 days at the end of fiscal 2001.

Net cash used in investing activities of $49.4 million during fiscal 2002 was primarily attributable to the expansion or upgrade of the Company's management information systems, office facilities and equipment for its logistics centers. Depending upon economic conditions, the Company expects to make capital expenditures of approximately $75 million during fiscal 2003 to further expand or upgrade its IT systems, logistics centers and office facilities. Tech Data continues to make significant investments to implement new IT systems and upgrade its existing IT infrastructure in order to meet its changing business requirements. These implementations and upgrades occur at various levels throughout the Company and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While the Company believes it will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on the Company's business.

Net cash used in financing activities of $798.2 million during fiscal 2002 reflects the repayments of revolving credit loans, a portion of which was refinanced through the issuance of $290.0 million of convertible subordinated debentures ($284.2 million, net of expenses). In addition, the Company received $36.4 million from stock option exercises (which does not include the related income tax benefit of $7.0 million), benefit plans and purchases made through the Company's Employee Stock Purchase Plan.

The Company currently maintains a $520.0 million revolving credit facility with a syndicate of banks that expires in May 2003. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company's credit ratings. Additionally, the Company currently maintains a $700.0 million Receivables Securitization Program with a syndicate of banks expiring in May 2002, which the Company intends to reduce to $500.0 million and renew for another year. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains additional lines of credit and overdraft facilities totaling approximately $620.0 million.

The aforementioned credit facilities total approximately $1.8 billion, of which $86.0 million was outstanding at January 31, 2002. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. The Company was in compliance with all such covenants as of January 31, 2002. For a more detailed discussion of the Company's credit facilities, see Note 5 of Notes to Consolidated Financial Statements.

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company's common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company's common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company's common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the option of the Company at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2002, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2003.

Principal maturities of long-term debt and amounts due under future minimum lease payments are as follows:

                                                        Operating        Capital       Long-term
Fiscal year                                               Leases         Leases           Debt          Total
                                                      ----------------------------------------------------------
                                                                           (In thousands)
2003................................................  $   37,730       $   1,779      $       191    $   39,700
2004................................................      30,333           1,779          300,210       332,322
2005................................................      23,135           1,779            7,792        32,706
2006................................................      18,006           1,779                -        19,785
2007................................................      13,500           1,779                -        15,279
Thereafter..........................................     133,413          12,166          290,000       435,579
                                                      ----------       ---------      -----------    ----------
Total payments......................................     256,117          21,061          598,193       875,371
Less amounts representing interest .................           -          (5,827)               -        (5,827)
                                                      ----------       ---------      -----------    ----------
Total principal payments ...........................  $  256,117       $  15,234      $   598,193    $  869,544
                                                      ==========       =========      ===========    ==========

The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at January 31, 2002 was approximately $9.4 million, which is included in the schedule above. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data claims tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company's leasing activities available under the synthetic lease facility is $135.0 million (of which the Company had utilized $115.0 million at January 31, 2002). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building ("purchase value"). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $100.1 million at January 31, 2002. See Note 10 of Notes to Consolidated Financial Statements for additional disclosure.

The Company has also entered into other agreements to lease certain office space, logistics centers and equipment for varying periods. Management expects that in the normal course of business, these leases will be renewed or replaced by other leases.

Asset Management

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory, subject to certain limitations. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of inventory value.

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

Euro Conversion

The Company conducts business in multiple currencies, including the currencies of various European countries in the European Union which began participating in the single European currency by adopting the euro as their common currency as of January 1, 1999. During the transition period that ended December 31, 2001, the existing currencies of the member countries remained legal tender and customers and vendors of the Company continued to use these currencies when conducting business. Currency rates during this period, however, were not computed from one legacy currency to another but instead were first converted into the euro. On January 1, 2002, euro denominated bills and coins were issued and began circulating. Most participating countries planned to withdraw legacy currencies from circulation by February 28, 2002. No material costs were incurred nor were there any material adverse effects on the Company's financial position or results of operations as a result of the conversion to the euro.

Item 7a - Qualitative and Quantitative Disclosures About Market Risk

The Company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the Company's financial results in the future. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and to not enter into foreign currency derivative instruments for speculative or trading purposes. The Company's primary exposure relates to transactions in which the currency collected from customers is different from the currency used to purchase the product sold in Europe, Canada and Latin America. In addition, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currency risk management objective is to protect its earnings and cash flows from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward, option and swap contracts to hedge intercompany loans, trade receivables and payables. Hedged transactions are denominated primarily in the following currencies: Canadian dollar, Danish krone, euros, Norwegian krone, Swedish krona, Swiss franc, British pound and Chilean peso.

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of January 31, 2002 and 2001. The information is provided in United States dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted-average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

        Foreign Currency Contracts Notional Amounts by Expected Maturity
                 Average Forward Foreign Currency Exchange Rate
      (Dollar amounts in millions, except weighted average contract rates)

                                                           Year Ended January 31, 2002      Year Ended January 31, 2001
                                                     -------------------------------------------------------------------------
                                                                   Weighted                          Weighted
                                                       Notional     Average   Estimated   Notional    Average   Estimated
                                                       Amount      Contract   Fair Value  Amount     Contract   Fair Value
                                                                     Rate                              Rate
                                                     -------------------------------------------------------------------------
United States Dollar Functional Currency

   Forward Contracts - Purchase United States Dollar
        Euro                                              $  4.45    0.890     $  0.16   $  70.50     0.886    $   (3.56)
        Swiss Franc                                         27.12    1.659        0.91      27.41     1.751        (1.89)
        Swedish Krona                                        9.53   10.494        0.16       5.29     9.438         0.04
        Danish Krone                                         4.71    8.484        0.09      25.00     8.000         0.06
        Norwegian Krone                                         -        -           -       5.70     8.772         0.04

   Forward Contracts - Sell United States Dollar
        Canadian Dollar                                   $ 36.86    1.587     $ (0.06)  $   4.95     1.515    $    0.05
        Euro                                                24.63    0.869       (0.24)     72.86     0.933        (0.20)
        Danish Krone                                            -        -           -       9.85     8.126         0.13
        Miscellaneous other currencies                       9.09        -       (0.17)      2.25         -         0.02



Euro Functional Currency

   Forward Contracts - Purchase United States Dollar
        Euro                                              $ 32.95    0.890     $  1.19   $   2.13     0.937    $    0.01
        German Mark                                             -        -           -      26.12     2.211        (1.23)
        Spanish Peseta                                          -        -           -       3.06   182.243        (0.06)

   Forward Contracts - Purchase Euro
        Miscellaneous other currencies                    $  0.97        -           -   $   2.43         -    $    0.01

Purchased Call Options - Purchase United States
   Dollar
        German Mark                                       $     -        -           -   $  10.00     2.055    $    0.31
        Miscellaneous other currencies                          -        -           -       5.00         -         0.08

Sold Put Options - Sell United States Dollar
        German Mark                                       $     -        -           -   $  10.00     1.970    $   (0.05)
        Miscellaneous other currencies                          -        -           -       5.00         -        (0.08)

                          Foreign Currency Contracts
                     Notional Amounts by Expected Maturity
                Average Forward Foreign Currency Exchange Rate
     (Dollar amounts in millions, except weighted average contract rates)

                                                              Year Ended January 31, 2002             Year Ended January 31, 2001
                                                          -------------------------------------    ---------------------------------
                                                                       Weighted                                Weighted
                                                          Notional      Average       Estimated    Notional    Average    Estimated
                                                           Amount      Contract      Fair Value     Amount     Contract   Fair Value
                                                                         Rate                                    Rate
                                                          -------------------------------------    ---------------------------------
Other Miscellaneous Functional Currencies

 Forward Contracts - Purchase United States Dollar
        British Pound                                        $24.04        1.428     $   0.33     $ 57.29          1.456   $ (0.14)
        Canadian Dollar                                       18.59        1.593        (0.04)      35.20          1.508     (0.20)
        Chilean Peso                                           6.54      684.200        (0.20)       8.26        579.136     (0.06)
        Miscellaneous other currencies                         5.78            -        (0.03)       3.92              -      0.06

 Forward Contracts - Purchase Euro
        British Pound                                        $26.80        1.615     $  (0.44)    $ 23.90          1.586   $  0.26
        Swiss Franc                                               -            -            -        8.37           1.51      0.06
        Miscellaneous other currencies                         6.73            -        (0.03)       4.91              -         -

 Purchased Call Options - Purchase United States
  Dollar
        Miscellaneous other currencies                       $ 3.00            -     $   0.04     $  3.00              -   $  0.01

 Sold Put Options - Sell United States Dollar
        Miscellaneous other currencies                       $ 3.00            -            -     $  3.00              -   $ (0.20)

 Purchased Call Options - Purchase Euro
        Miscellaneous other currencies                            -            -            -     $  3.00              -   $  0.01

 Sold Put Options - Sell Euro
        Miscellaneous other currencies                            -            -            -     $  3.00              -   $ (0.04)

The Company is exposed to changes in interest rates primarily as a result of its short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third party loans. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objective, the Company uses a combination of fixed and variable rate debt. The nature and amount of the Company's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2002 and January 31, 2001, approximately 88% and 19%, respectively, of the outstanding debt had fixed interest rates (through the terms of such debt or through interest rate swap agreements). The Company finances working capital needs through bank loans, convertible subordinated debt and its accounts receivable securitization program. Interest rate swaps are used to hedge the interest rate risks of the underlying debt obligations.

The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Fair value for these instruments was determined based on third party valuations. All amounts are stated in United States dollar equivalents.


            Debt and Interest Rate Contracts as of January 31, 2002
                Principal Notional Amount by Expected Maturity
                         (Dollar amounts in millions)

                                                                        Year Ending January 31,                          Fair Value
                                                                    2003      2004     2005    2006    Thereafter Total   1/31/2002
                                                                   -----------------------------------------------------------------
United States Dollar Functional Currency

Liabilities
  US dollar denominated long term debt (including current portion)
    Fixed rate debt                                                  $ 0.19   $300.21  $7.79      -   $290.00    $598.19  $  615.30
    Average interest rate                                              3.62%     3.62%  2.23%  2.00%     2.00%


Euro Functional Currency

Liabilities
  Euro denominated debt - Revolving Credit
    Variable rate debt                                               $32.98         -      -      -         -    $ 32.98  $   32.98
    Average interest rate                                              4.13%        -      -      -         -

  Euro denominated long term debt (including current portion)
    Fixed rate debt                                                  $ 0.90   $  0.90  $0.90  $0.90   $ 11.63    $ 15.23  $   15.23
    Average interest rate                                              5.92%     5.92%  5.92%  5.92%     5.92%

 Purchased Interest Rate Caps
  Euro
    Notional Amount                                                  $ 8.59   $ 25.78      -      -         -    $ 34.37  $       -
    Average strike rate                                                5.50%     6.00%     -      -         -
    Forward rate                                                       3.40%     3.40%     -      -         -

 Sold Interest Rate Floors
  Euro
    Notional Amount                                                  $ 8.59   $ 17.19      -      -         -    $ 25.78  $   (0.09)
    Average strike rate                                                4.00%     4.30%     -      -         -
    Forward rate                                                       3.40%     3.40%     -      -         -


Other Miscellaneous Functional Currencies

Liabilities
 Other Miscellaneous Currencies denominated debt - Revolving Credit
    Variable rate debt                                               $53.07         -      -      -         -    $ 53.07  $   53.07
    Average interest rate                                              5.59%        -      -      -         -

             Debt and Interest Rate Contracts as of January 31, 2002
                 Principal Notional Amount by Expected Maturity
                          (Dollar amounts in millions)

                                                                       Year Ending January 31,                        Fair Value
                                                                    2003     2004    2005  2006  Thereafter   Total    1/31/2002
                                                                 ----------------------------------------------------------------
 Purchased Interest Rate Caps
  Swiss Franc
    Notional Amount                                              $ 11.65    $ 5.83      -     -          -    $17.48  $       -
    Average strike rate                                             4.50%     4.50%     -     -          -
    Forward rate                                                    1.80%     3.00%     -     -          -

 Sold Interest Rate Floors
  Swiss Franc
    Notional Amount                                              $ 11.65    $ 5.83      -     -          -    $17.48  $   (0.20)
    Average strike rate                                             3.30%     3.40%     -     -          -
    Forward rate                                                    1.80%     3.00%     -     -          -

             Debt and Interest Rate Contracts as of January 31, 2001
                 Principal Notional Amount by Expected Maturity
                          (Dollar amounts in millions)

                                                             Year Ending January 31,                                    Fair Value
                                                          2002        2003       2004     2005   Thereafter     Total    1/31/2001
                                                         -------------------------------------------------------------------------
United States Dollar Functional Currency

Liabilities
 US dollar denominated debt - Revolving Credit
    Fixed rate debt                                      $611.25         -          -        -         -       $611.25  $  611.25
    Average interest rate                                   7.40%        -          -        -         -

 Euro denominated debt - Revolving Credit
    Variable rate debt                                   $292.10         -          -        -         -       $292.10  $  292.10
    Average interest rate                                   5.82%        -          -        -         -

  US dollar denominated long term debt (including
  current portion)
    Fixed rate debt                                      $  0.17    $ 0.19    $300.21   $ 7.79   $     -       $308.36  $  278.36
    Average interest rate                                   5.14%     5.14%      5.14%   10.25%        -

Euro Functional Currency

Liabilities
 Euro denominated debt - Revolving Credit
    Variable rate debt                                   $282.51         -          -        -            -    $282.51  $  282.51
    Average interest rate                                   5.71%        -          -        -            -

  Euro denominated long term debt (including
  current portion)
    Fixed rate debt                                      $  0.37    $ 0.37    $  0.37   $ 0.37       $11.46    $ 12.94  $   12.94
    Average interest rate                                   6.11%     6.11%      6.11%    6.11%        6.11%

 Purchased Interest Rate Caps
  Euro
    Notional Amount                                      $  9.30    $18.60    $ 27.91        -            -    $ 55.81  $    0.02
    Average strike rate                                     4.50%     5.75%      6.00%       -            -
    Forward rate                                            4.61%     4.61%      4.61%       -            -

 Sold Interest Rate Floors
  Euro
    Notional Amount                                      $     -    $ 9.30    $ 27.91        -            -    $ 37.21  $   (0.09)
    Average strike rate                                        -      4.50%      4.17%       -            -
    Forward rate                                               -      4.61%      4.61%       -            -

             Debt and Interest Rate Contracts as of January 31, 2001
                 Principal Notional Amount by Expected Maturity
                          (Dollar amounts in millions)

                                                                  Year Ending January 31,                               Fair Value
                                                             2002          2003      2004   2005  Thereafter    Total    1/31/2001
                                                           ------------------------------------------------------------------------
Other Miscellaneous Functional Currencies

Liabilities
 Other Miscellaneous Currencies denominated debt -
 Revolving Credit
    Variable rate debt                                     $63.72             -         -      -           -   $ 63.72   $   63.72
    Average interest rate                                    8.70%            -         -      -           -

 Purchased Interest Rate Caps
  Swiss Franc
    Notional Amount                                             -      $  12.20    $ 6.09      -           -   $ 18.29   $    0.01
    Average strike rate                                         -          4.50%     4.50%     -           -
    Forward rate                                                -          3.35%     3.35%     -           -

  United States Dollar
    Notional Amount                                             -      $  10.00         -      -           -   $ 10.00   $       -
    Average strike rate                                         -          7.25%        -      -           -
    Forward rate                                                -          5.26%        -      -           -

 Sold Interest Rate Floors
  Swiss Franc
    Notional Amount                                             -      $  12.20    $ 6.09      -           -   $ 18.29   $   (0.10)
    Average strike rate                                         -          3.30%     3.40%     -           -
    Forward rate                                                -          3.35%     3.35%     -           -

  United States Dollar
    Notional Amount                                             -             -    $10.00      -           -   $ 10.00   $   (0.14)
    Average strike rate                                         -             -      5.90%     -           -
    Forward rate                                                -             -      5.26%     -           -

Prior to January 31, 2002 the Company presented market risk exposures using value at risk (VaR). In an effort to provide more information regarding derivative financial instruments and market risk, the Company has decided to disclose this information in the tabular format.

Comments on Forward-Looking Information

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed an Exhibit 99-A which outlines cautionary statements and identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-K, should be considered in conjunction with Exhibit 99-A.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

                                                                                       Page
                                                                                       ----
Financial Statements

 Reports of Independent Certified Public Accountants..................................  26

 Report of Management.................................................................  28

 Consolidated Balance Sheet as of January 31, 2002 and 2001...........................  29

 Consolidated Statement of Income for the three years ended January 31, 2002..........  30

 Consolidated Statement of Changes in Shareholders' Equity for the three years ended
  January 31, 2002....................................................................  31

 Consolidated Statement of Cash Flows for the three years ended January 31, 2002......  32

 Notes to Consolidated Financial Statements...........................................  33

Financial Statement Schedule

 Schedule II. -- Valuation and qualifying accounts....................................  56

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Tech Data Corporation:

     We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP
Ernst & Young LLP
Tampa, Florida
March 13, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended January 31, 2000 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Tampa, Florida
March 28, 2000

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

March 13, 2002

                    TECH DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)


                                                                                                  January 31,
                                                                                       ----------------------------------
                                                                                          2002                    2001
                                                                                       ----------              ----------
                                                 ASSETS

Current assets:
 Cash and cash equivalents..........................................................   $  257,927              $  138,925
 Accounts receivable, less allowance of $60,155 and $64,465.........................    1,702,957               2,142,792
 Inventories........................................................................      910,823               1,669,574
 Prepaid and other assets...........................................................       99,823                 114,977
                                                                                       ----------              ----------
  Total current assets..............................................................    2,971,530               4,066,268
Property and equipment, net.........................................................      136,044                 153,196
Excess of cost over fair value of acquired net assets, net..........................      269,103                 299,692
Other assets, net...................................................................       81,653                  96,389
                                                                                       ----------              ----------
                                                                                       $3,458,330              $4,615,545
                                                                                       ==========              ==========
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Revolving credit loans.............................................................   $   86,046              $1,249,576
 Accounts payable...................................................................    1,193,033               1,519,167
 Accrued expenses...................................................................      306,531                 330,242
                                                                                       ----------              ----------
  Total current liabilities.........................................................    1,585,610               3,098,985
Long-term debt......................................................................      612,335                 320,757
                                                                                       ----------              ----------
  Total liabilities.................................................................    2,197,945               3,419,742
                                                                                       ----------              ----------
Minority interest...................................................................          452                     489
                                                                                       ----------              ----------
Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, par value $.02; 226,500 shares
    authorized; none and 226,500 issued and outstanding; liquidation
    preference $.20 per share (Note 9)..............................................           -                        5
  Common stock, par value $.0015; 200,000,000 shares authorized;
    55,454,433 and 53,796,432 issued and outstanding................................           83                      81
  Additional paid-in capital........................................................      618,680                 575,223
  Retained earnings.................................................................      845,008                 734,231
  Accumulated other comprehensive loss..............................................     (203,838)               (114,226)
                                                                                       ----------              ----------
    Total shareholders' equity......................................................    1,259,933               1,195,314
                                                                                       ----------              ----------
                                                                                       $3,458,330              $4,615,545
                                                                                       ==========              ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)

                                                                              Year ended January 31,
                                                                    -------------------------------------------
                                                                       2002             2001            2000
                                                                    -----------     -----------     -----------
Net sales........................................................   $17,197,511     $20,427,679     $16,991,750
Cost of products sold............................................    16,269,481      19,331,616      16,058,086
                                                                    -----------     -----------     -----------
Gross profit.....................................................       928,030       1,096,063         933,664
Selling, general and administrative expenses.....................       677,914         733,307         661,792
Special charges (Note 13)........................................        27,000               -               -
                                                                    -----------     -----------     -----------
Operating income.................................................       223,116         362,756         271,872
Interest expense, net............................................        55,419          92,285          65,965
Net foreign currency exchange (gain) loss........................          (143)         (3,884)          5,153
                                                                    -----------     -----------     -----------
Income before income taxes.......................................       167,840         274,355         200,754
Provision for income taxes.......................................        57,063          96,033          72,837
                                                                    -----------     -----------     -----------
Income before minority interest..................................       110,777         178,322         127,917
Minority interest................................................             -             339             416
                                                                    -----------     -----------     -----------
Net income.......................................................   $   110,777     $   177,983     $   127,501
                                                                    ===========     ===========     ===========
Net income per common share:
  Basic..........................................................   $      2.04     $      3.34     $      2.47
                                                                    ===========     ===========     ===========
  Diluted........................................................   $      1.98     $      3.14     $      2.34
                                                                    ===========     ===========     ===========
Weighted average common shares outstanding:
  Basic..........................................................        54,407          53,234          51,693
                                                                    ===========     ===========     ===========
  Diluted........................................................        60,963          59,772          58,508
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

                             TECH DATA CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)


                                                                                                         Accumulated
                                     Preferred Stock     Common Stock       Additional                      Other          Total
                                     ---------------     ------------         Paid-In       Retained    Comprehensive  Shareholders'
                                     Shares   Amount    Shares   Amount       Capital       Earnings    Income (Loss)     Equity
                                     ------   ------    ------   ------     ----------     -----------  -------------  -------------
Balance - January 31, 1999..........   227     $ 5      51,098   $   77      $ 505,385     $   428,720   $    33,104   $   967,291

Issuance of common stock for
  benefit plans and
  stock options exercised
  including related tax
  benefit of $5,191.................                     1,134        1         24,853                                      24,854

Effect of change in year end of
  certain subsidiaries (Note 3).....                                                                27       (17,086)      (17,059)
Comprehensive income (loss).........                                                           127,501       (88,892)       38,609
                                     -----     ---      ------   ------      ---------     -----------   -----------   -----------

Balance - January 31, 2000..........   227       5      52,232       78        530,238         556,248       (72,874)    1,013,695

Issuance of common stock for
  benefit plans and
  stock options exercised
  including related tax
  benefit of $9,449.................                     1,564        3         44,985                                      44,988
Comprehensive income (loss).........                                                           177,983       (41,352)      136,631
                                     -----     ---      ------   ------      ---------     -----------   -----------   -----------

Balance - January 31, 2001..........   227       5      53,796       81        575,223         734,231      (114,226)    1,195,314

Issuance of common stock for
  benefit plans and
  stock options exercised
  including related tax benefit
  of $7,022.........................                     1,465        2         43,452                                      43,454

Exchange of preferred to
  common shares (Note 9)............  (227)     (5)        193                       5                                           -

Comprehensive income (loss).........                                                           110,777       (89,612)       21,165
                                     -----     ---      ------   ------      ---------     -----------   -----------   -----------
Balance - January 31, 2002..........     -     $ -      55,454   $   83      $ 618,680     $   845,008     ($203,838)  $ 1,259,933
                                     =====     ===      ======   ======      =========     ===========   ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                   Year ended January 31,
                                                                   -----------------------------------------------------
                                                                         2002              2001               2000
                                                                   --------------     --------------     ---------------
Cash flows from operating activities:
 Cash received from customers...................................   $   17,511,511     $   20,114,486     $    16,788,960
 Cash paid to suppliers and employees...........................      (16,406,265)       (20,047,551)        (16,684,316)
 Interest paid..................................................          (55,871)           (94,823)            (69,554)
 Income taxes paid..............................................          (72,745)           (62,048)            (34,176)
                                                                   --------------     --------------     ---------------
  Net cash provided by (used in) operating activities...........          976,630            (89,936)                914
                                                                   --------------     --------------     ---------------
Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired................             (183)           (19,198)            (42,898)
 Expenditures for property and equipment........................          (28,466)           (38,079)            (59,038)
 Software development costs.....................................          (20,719)           (22,705)            (18,381)
                                                                   --------------     --------------     ---------------
  Net cash used in investing activities.........................          (49,368)           (79,982)           (120,317)
                                                                   --------------     --------------     ---------------
Cash flows from financing activities:
 Proceeds from the issuance of common stock, net of related
  tax benefit...................................................           36,432             35,539              19,663
 Net (repayments) borrowings on revolving credit loans..........       (1,118,167)           248,712              99,447
 Proceeds from issuance of long-term debt, net of expense.......          284,200                  -                   -
 Principal payments on long-term debt...........................             (634)              (557)               (162)
                                                                   --------------     --------------     ---------------
  Net cash (used in) provided by financing activities...........         (798,169)           283,694             118,948
                                                                   --------------     --------------     ---------------
Effect of change in year end of certain subsidiaries (Note 3)....               -                  -              23,626
                                                                   --------------     --------------     ---------------
Effect of exchange rate changes on cash.........................          (10,091)            (6,637)                  -
                                                                   --------------     --------------     ---------------
  Net increase in cash and cash equivalents.....................          119,002            107,139              23,171
Cash and cash equivalents at beginning of year..................          138,925             31,786               8,615
                                                                   --------------     --------------     ---------------
Cash and cash equivalents at end of year........................   $      257,927     $      138,925     $        31,786
                                                                   ==============     ==============     ===============
Reconciliation of net income to net cash provided by (used in)
 operating activities:
Net income......................................................   $      110,777     $      177,983     $       127,501
                                                                   --------------     --------------     ---------------
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
 Depreciation and amortization..................................           63,488             63,922              57,842
 Provision for losses on accounts receivable....................           40,764             41,447              40,877
 Special charges (Note 13)......................................           27,000                  -                   -
 Deferred income taxes..........................................          (11,848)            (1,789)              1,306
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable....................          314,000           (313,197)           (202,790)
  Decrease (increase) in inventories............................          702,219           (146,093)           (220,585)
  (Increase) in prepaid and other assets........................           (6,248)           (11,603)            (25,430)
  (Decrease) increase in accounts payable.......................         (264,722)            11,863             136,748
  Increase in accrued expenses..................................            1,200             87,531              85,445
                                                                   --------------     --------------     ---------------
    Total adjustments...........................................          865,853           (267,919)           (126,587)
                                                                   --------------     --------------     ---------------
 Net cash provided by (used in) operating activities............   $      976,630     $      (89,936)    $           914
                                                                   ==============     ==============     ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of the these financial statements.

                    TECH DATA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data is a leading provider of IT products, logistics management and other value-added services, and based on sales is the world's second largest distributor. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company and its subsidiaries distribute to more than 80 countries and serve over 100,000 resellers in the United States, Canada, the Caribbean, Latin America, Europe and the Middle East.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the following methods:

                                                                                 Method              Years
                                                                                 ------              -----
Buildings and improvements.................................................   Straight-line          3 - 39
Leasehold improvements.....................................................   Straight-line          3 - 39
Furniture, fixtures and equipment..........................................   Accelerated            3 - 10
                                                                              and straight-line

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

Excess of Cost Over Fair Value of Acquired Net Assets

The excess of cost over fair value of acquired net assets ("goodwill") has been amortized on a straight-line basis over 15 to 40 years. Amortization expense was $8,640,000, $8,690,000, and $8,836,000 in 2002, 2001 and 2000, respectively. The accumulated amortization of goodwill is $30,308,000 and $23,187,000 at January 31, 2002 and 2001, respectively. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective as of February 1, 2002, goodwill will no longer be amortized and will be reviewed annually for possible impairment.

Intangibles

Included within other assets at January 31, 2002 are certain intangible assets including capitalized software costs and the allocation of a portion of the purchase price of Computer 2000 AG ("Computer 2000") to software used within the Computer 2000 entities and the value of the customer base acquired (see Note 2 - Acquisition and Disposition of Subsidiaries). Such capitalized costs are being amortized over three to ten years resulting in amortization expense of $11,605,000, $10,096,000, and $9,297,000 in 2002, 2001, and 2000, respectively.
The accumulated amortization of such costs was $57,750,000 and $48,442,000 at January 31, 2002 and 2001, respectively. The remaining unamortized balance of such costs was $39,781,000 and $57,019,000 at January 31, 2002 and 2001,
respectively.

Product Warranty

The Company's vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Warranty expense was not material to the Company's Consolidated Statement of Income.

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

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers, corporate resellers, and Internet resellers throughout the United States, Canada, the Caribbean, Latin America, Europe, and the Middle East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance which insures a percentage of credit extended by the Company to certain of its larger domestic and international customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale.

No single customer accounted for more than 5% of the Company's net sales during fiscal 2002, 2001, or 2000. Also, with the exception of HP and Compaq, no single vendor accounted for more than 10% of Tech Data's net sales during fiscal 2002, 2001, or 2000. Sales of HP products accounted for 20%, 19%, and 19% of net sales in fiscal 2002, 2001, and 2000, respectively, and sales of Compaq products accounted for 18%, 20%, and 16% of net sales in fiscal 2002, 2001, and 2000, respectively.

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

Derivative Financial Instruments

The Company operates internationally with logistics facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company's derivative financial instruments have terms of 90 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

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

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

The Company's derivative financial instruments outstanding at January 31, 2002 and 2001 are as follows:

                                                        January 31, 2002                        January 31, 2001
                                                -------------------------------         ---------------------------------
                                                 Notional            Estimated           Notional              Estimated
                                                 Amounts            Fair Value           Amounts              Fair Value
                                                ---------          ------------         ---------            ------------
                                                         (In thousands)                          (In thousands)
  Foreign exchange forward contracts........    $ 238,790           $  1,630            $ 399,400              $   (6,600)
  Purchased currency options................        3,000                 40               21,000                      40
  Interest rate swaps.......................       51,850               (290)              84,100                    (300)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $607,108,000 and $270,000,000 at January 31, 2002 and 2001, respectively, based upon available market information.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the Company's CTA account. For the years ended January 31, 2002, 2001 and 2000, the Company recorded deferred income taxes in the CTA account of $23,018,000, $20,101,000, and $12,942,000, respectively.

Stock-Based Compensation

The Company measures compensation costs in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the requirements of the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the appropriate pro forma disclosures relating to net income and earnings per share are provided. For further discussion see Note 8 -- Employee Benefit Plans.

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

                    TECH DATA CORPORATION AND SUBSIDIARIES

     NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

                                   Year ended January 31,            Year ended January 31,             Year ended January 31,
                                            2002                              2001                               2000
                               ------------------------------   --------------------------------   ---------------------------------
                                            Weighted   Per                    Weighted    Per                    Weighted     Per
                                  Net       Average   Share        Net        Average    Share        Net        Average     Share
                                Income       Shares   Amount      Income       Shares    Amount     Income       Shares      Amount
                               ---------   ---------  -------   ----------   ---------   -------   ----------   ---------   --------
                                                            (In thousands, except per share amounts)
Net Income per common
    share - Basic.............  110,777      54,407    $2.04     $177,983      53,234     $3.34     $127,501      51,693     $2.47
                                                      =======                            =======                            ========
Effect of dilutive securities:
   Stock options..............                1,223                             1,205                              1,482
   5% convertible
    subordinated notes........    9,900       5,333                 9,750       5,333                  9,450       5,333
                               ---------   ---------            ----------   ---------             ----------   ---------
Net income per common
    share - Diluted..........   120,677      60,963    $1.98     $187,733      59,772     $3.14     $136,951      58,508     $2.34
                               =========   =========  =======   ==========   =========   =======   ==========   =========   ========


     At January 31, 2002, 2001 and 2000, there were 83,045, 1,502,990, and
     2,580,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

     In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature which requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share.

     Cash Management System

     Under the Company's cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $95,300,000, and $101,400,000 at January 31, 2002 and 2001, respectively, for which checks are outstanding.

     Statement of Cash Flows

     Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows. During the year ended January 31, 2000, the effect of changes in foreign exchange rates on cash balances was not material.

     Non-Cash Transactions

     The Company entered into capital leases for a logistics center in Germany which totaled $3,848,000, $5,418,000 and $8,476,000 at January 31, 2002,
     2001 and 2000, respectively.

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

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 revises the standards of accounting for business combinations by eliminating the use of the pooling-of-interests method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS 141 are effective for all business combinations initiated after June 30, 2001. Impact of adoption of this statement on the Company's financial position and results of operations was not material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The accounting standards of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of the statement is expected to result in an increase in net income after tax of approximately $8.6 million ($.14 per diluted share) per year. During the first quarter for the fiscal year ending January 31, 2003, the Company finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, Tech Data will not need to record any impairment for the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on the Company's financial position and results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 2. ACQUISITION AND DISPOSITION OF SUBSIDIARIES

Acquisition of Computer 2000 AG

On July 1, 1998, Tech Data completed the acquisition of approximately 83% of the voting common stock of Computer 2000 AG ("Computer 2000"), a European distributor of technology products. The Company acquired 80% of the outstanding voting stock of Computer 2000 from its parent company, Klockner & Co. AG., a subsidiary of Munich-based VIAG AG, and an additional stake of approximately 3% of Computer 2000's shares from an institutional investor. The initial acquisition was completed through an exchange of approximately 2.2 million shares of Tech Data common stock and $300,000,000 of 5% convertible subordinated notes, due July 2003 (coupon rate of 5.0%, five year term and convertible into shares of common stock at $56.25 per share). The Company commenced a tender offer for the remaining Computer 2000 shares and on April 13, 1999 Computer 2000 adopted a resolution to integrate with Tech Data Germany AG ("Tech Data Germany"). As a result of this integration, Tech Data Germany acquired 100% of the shares of Computer 2000 in exchange for cash and a small amount of shares of Tech Data Germany. Computer 2000 remains as a wholly-owned subsidiary of Tech Data Germany. The tender offer, open market purchases and private purchase transactions were funded through the Company's revolving credit loan agreements.

The acquisition of Computer 2000 was accounted for under the purchase method. During the years ended January 31, 2001 and January 31, 2000, the Company acquired additional shares of Computer 2000 common stock, which, including other cash payments, has resulted in additional consideration of $18,200,000, and $18,300,000 respectively. The aggregate purchase price of approximately $536,500,000 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

The excess of the purchase price over the fair value of net assets acquired of approximately $347,200,000 ($280,479,000 at the January 31, 2002 exchange rate) will no longer be amortized effective February 1, 2002 with the adoption of SFAS 142.

Acquisition of Globelle Corporation

On May 21, 1999, the Company acquired majority control of Globelle Corporation ("Globelle"), a mass storage and components distributor based in Canada. By October 8, 1999, the Company had acquired 100% of the outstanding stock of Globelle for total cash consideration of approximately $24,600,000. The acquisition of Globelle was accounted for under the purchase method. The purchase price allocation resulted in approximately $12,921,000 ($11,773,000 at the January 31, 2002 exchange rate) in excess purchase price over the net fair market value of tangible assets acquired as of January 31, 2000, which will no longer be amortized effective February 1, 2002 with the adoption of SFAS 142. Pro forma financial information related to the Globelle acquisition has not been presented since the acquisition was not material to the Company's financial position or results of operations. The year ended January 31, 2001 includes twelve months of results, while January 31, 2000 includes only seven months of results for Globelle.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 3. CHANGE IN YEAR END OF CERTAIN SUBSIDIARIES

In fiscal 2000, the Company's Board of Directors approved a change in the fiscal year end of its European subsidiaries to January 31 to conform with the Company's year end. Tech Data's consolidated financial statements for the year ended January 31, 2000 include the operating results of these subsidiaries for the twelve months ended December 31, 1999 with the operating results for the month of January 2000 reflected in retained earnings as a result of the change. This change did not have a significant effect on the accompanying financial statements. Summarized financial information associated with the month of January 2000 for those foreign subsidiaries affected by this change is as follows:



                                                                Month ended
                                                              January 31, 2000
                                                             ------------------
                                                               (In thousands)

Net sales..................................................          $617,284
Net income.................................................                27
Cash (used in)/provided by
   Operating activities....................................           (34,270)
   Investing activities....................................              (596)
   Financing activities....................................            58,492

NOTE 4. PROPERTY AND EQUIPMENT

                                                                                            January 31,
                                                                                 ----------------------------------
                                                                                   2002                     2001
                                                                                 ---------                ---------
                                                                                            (In thousands)
Land.........................................................................    $   8,134                $   7,771
Buildings and improvements...................................................       71,378                   71,655
Furniture, fixtures and equipment............................................      246,484                  227,216
Construction in progress.....................................................        1,302                   13,212
                                                                                 ---------                ---------
                                                                                   327,298                  319,854
Less accumulated depreciation ...............................................     (191,254)                (166,658)
                                                                                 ---------                ---------
                                                                                 $ 136,044                $ 153,196
                                                                                 =========                =========

Property and equipment includes approximately $14,800,000 and $13,000,000 of assets under capital leases at January 31, 2002 and 2001, respectively. See
Note 6 - Long-Term Debt.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 5. REVOLVING CREDIT LOANS

                                                                                          January 31,
                                                                              -----------------------------------
                                                                                  2002                   2001
                                                                              ------------            -----------
                                                                                        (In thousands)
Receivables Securitization Program, expiring May 16, 2002.................    $          -            $   575,000

Multi-currency Revolving Credit Facility, expiring May 7, 2003 ...........               -                328,351
Other revolving credit facilities, average interest rate of
   4.96%, expiring on various dates throughout 2002.......................          86,046                346,225
                                                                              ------------            -----------
                                                                              $     86,046            $ 1,249,576
                                                                              ============            ===========

The Company has an agreement (the "Receivables Securitization Program") with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $700,000,000. Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $664,000,000 and $860,000,000 at January 31, 2002 and 2001, respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus
an agreed-upon margin.   The Company intends to reduce the Receivables
Securitization Program to $500,000,000 and renew it for another year prior to its expiration in May 2002.

Under the terms of the Company's Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $520,000,000. Under this facility, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company's credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $620,000,000 at January 31, 2002 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. The Company's credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At January 31, 2002, the Company was in compliance with all such covenants.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 6.  LONG-TERM DEBT

                                                                                         January 31,
                                                                                ---------------------------
                                                                                     2002           2001
                                                                                -------------     ---------
                                                                                         (In thousands)
Mortgage note payable, interest at 10.25%, principal and interest
  of $85,130 payable monthly, balloon payment due 2005 .......................      $   8,193      $  8,365
Convertible subordinated debentures, interest at 5.00% payable
  semi-annually, due July 2003 ...............................................        300,000       300,000
Convertible subordinated debentures, interest at 2.00% payable
  semi-annually, due December 2021 ...........................................        290,000             -
Capital leases................................................................         15,234        12,937
                                                                                -------------   -----------
                                                                                      613,427       321,302
Less - current maturities (included in accrued expenses) .....................         (1,092)         (545)
                                                                                -------------   -----------
                                                                                     $612,335      $320,757
                                                                                =============   ===========

On July 1, 1998, the Company issued $300,000,000 of convertible subordinated debentures due July 1, 2003. The debentures bear interest at 5% per year and are convertible any time prior to maturity into shares of common stock at a conversion rate of 17.777 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $56.25 per share. The debentures are convertible into 5,333,100 shares of the Company's common stock. The debentures are redeemable in whole or in part for cash, in certain circumstances, at the option of the Company at any time on or after July 1, 2001.

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company's common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company's common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company's common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the option of the Company at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature.


The aforementioned debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company's subsidiaries.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 6.  LONG-TERM DEBT--(Continued)

Principal maturities of long-term debt at January 31, 2002 for succeeding fiscal years are as follows:

                                              Capital
                                               Lease      Long-Term
                                              Payments       Debt          Total
                                            --------------------------------------
                                                        (In thousands)
Fiscal year:
2003 .....................................   $   1,779   $       191   $     1,970
2004 .....................................       1,779       300,210       301,989
2005 .....................................       1,779         7,792         9,571
2006 .....................................       1,779             -         1,779
2007 .....................................       1,779             -         1,779
Thereafter ...............................      12,166       290,000       302,166
                                            ----------   -----------   -----------
Total payments ...........................      21,061       598,193       619,254
Less amounts representing interest .......      (5,827)            -        (5,827)
                                            ----------   -----------   -----------
Total principal payments .................   $  15,234   $   598,193   $   613,427
                                            ==========   ===========   ===========

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500,000,000 of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2002, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            January 31,
                                                     -------------------------
                                                         2002           2001
                                                     ----------      ---------
Deferred tax liabilities:                                   (In thousands)
 Accelerated depreciation and amortization .......     $ 11,154       $ 13,678
 Capitalized advertising program costs ...........          618            462
 Other, net ......................................            -            359
                                                     ----------      ---------
   Total deferred tax liabilities ................       11,772         14,499
                                                     ----------      ---------
Deferred tax assets:
 Accruals not currently deductible ...............       12,643          8,042
 Reserves not currently deductible ...............       26,705         21,877
 Loss carryforwards  .............................       52,208         55,744
 Currency translation ............................            -          3,664
 Other, net ......................................           87              -
                                                     ----------      ---------
                                                         91,643         89,327
 Less: valuation allowance .......................      (17,614)       (18,243)
                                                     ----------      ---------
 Total deferred tax assets .......................       74,029         71,084
                                                     ----------      ---------
       Net deferred tax asset ....................     $ 62,257       $ 56,585
                                                     ==========      =========

The net change in the valuation allowance for deferred tax assets was a decrease of $629,000 at January 31, 2002 and an increase of $1,019,000, and $1,187,000 at
January 31, 2001 and 2000, respectively.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES--(Continued)

Significant components of the provision for income taxes are as follows:

                                                 Year ended January 31,
                                             ------------------------------
                                                2002       2001       2000
                                             -------    ---------  --------
Current:                                             (In thousands)
Federal ................................... $ 45,734    $68,498     $42,693
 State ....................................    3,710      3,348       2,933
 Foreign ..................................   19,467     25,976      25,905
                                            --------   --------    --------
  Total current ...........................   68,911     97,822      71,531
                                            --------   --------    --------
Deferred:
 Federal ..................................   (7,199)    (5,825)       (805)
 State ....................................     (941)      (793)        127
 Foreign ..................................   (3,708)     4,829       1,984
                                            --------   --------    --------
  Total deferred ..........................  (11,848)    (1,789)      1,306
                                            --------   --------    --------
                                            $ 57,063    $96,033     $72,837
                                            ========   ========    ========

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                    Year ended January 31,
                                                            ---------------------------------
                                                              2002         2001         2000
                                                            ---------  -----------  ---------
Tax at U.S. statutory rates ...............................      35.0%        35.0%      35.0%
State income taxes, net of federal tax benefit ............       1.1           .6        1.0
Taxes on foreign earnings over (under) U.S. tax rate ......      (2.6)        (1.8)        .3
Other - net ...............................................        .5          1.2          -
                                                            ---------  ------------ ---------
                                                                 34.0%        35.0%      36.3%
                                                            =========  ===========  =========

The components of pretax earnings are as follows:

                                                 Year ended January 31,
                                       ----------------------------------------
                                          2002          2001           2000
                                       ---------    ------------   ------------
                                                   (In thousands)
United States ......................    $ 99,210        $164,854       $113,229
Foreign ............................      68,630         109,501         87,525
                                       ---------    ------------   ------------
                                        $167,840        $274,355       $200,754
                                       =========    ============   ============

The Company's foreign subsidiaries had deferred tax assets relating to net operating loss carryforwards of $149,000,000. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2003 through 2012. A valuation allowance of $17,614,000 has been recognized to offset the deferred tax assets relating to the net operating loss carryforwards.

The cumulative amount of undistributed earnings of international subsidiaries for which U.S. income taxes have not been provided was approximately $288,000,000 at January 31, 2002. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 8. EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2002, the Company had four stock-based compensation plans. Under the Company's various stock-based compensation plans, which cover 16,100,000 shares, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors grants of restricted stock, options to purchase common stock, stock appreciation rights ("SARs"), limited stock appreciation rights ("Limited SARs"), and performance awards that are dependent upon achievement of specified performance goals. Stock options granted have a maximum term of 10 years, unless a shorter period is specified by the stock option committee of the Board of Directors. Awards under the plans are priced as determined by the stock option committee with the exception of stock option awards that are priced at the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

A summary of the status of the Company's stock option plans is as follows:

                                 January 31, 2002           January 31, 2001        January 31, 2000
                               ------------------------  ----------------------  --------------------
                                             Weighted-               Weighted-             Weighted-
                                              Average                 Average              Average
                                             Exercise                Exercise              Exercise
                                 Shares       Price       Shares      Price      Shares     Price
                               ------------------------  ----------------------  --------------------
Outstanding at beginning
  of year ...................    6,303,752    $27.20      6,042,560    $24.12    4,364,075    $26.88
Granted .....................    2,046,630     28.66      2,646,310     31.84    3,050,700     17.87
Exercised ...................   (1,401,598)    24.36     (1,453,927)    21.55     (948,180)    16.21
Canceled ....................     (429,088)    30.15       (931,191)    28.40     (424,035)    26.69
                               -----------               ----------              ---------
Outstanding at year end......    6,519,696     28.08      6,303,752     27.20    6,042,560     24.12
                               ===========               ==========              =========

Options exercisable at
  year end ..................    1,845,192                1,487,113              1,993,750
Available for grant at
  year end ..................    2,853,030                3,165,310                869,635


                             Options Outstanding                    Options Exercisable
                     ------------------------------------------  -----------------------
                                     Weighted-
                                      Average         Weighted-                Weighted-
                       Number        Remaining         Average     Number       Average
     Range of        Outstanding  Contractual Life    Exercise   Exercisable   Exercise
  Exercise Prices    at 1/31/02      (years)           Price     at 1/31/02     Price
  ---------------   ------------  ----------------   ---------- ------------  ----------
  $10.63 - $16.50     1,125,663       5.61            $14.88       631,995      $13.62
   17.13 -  24.13       760,967       4.71             21.91       394,162       21.75
   24.97 -  28.31     1,908,260       9.14             28.24        25,293       26.56
   28.50 -  38.31     1,641,239       8.17             31.18       327,516       31.46
   38.75 -  51.38     1,083,567       6.54             41.13       466,226       41.07
                    -----------                                 ----------
                      6,519,696       7.34             28.08     1,845,192       25.64
                    ===========                                 ==========

                     TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 8. EMPLOYEE BENEFIT PLANS --(Continued)

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company's U.S. and Canadian subsidiaries. Under the terms of the plan, employees can choose to have a fixed dollar amount or percentage deducted from their biweekly compensation to purchase the Company's common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since plan inception, the Company has sold 316,512 shares as of January 31, 2002. All shares purchased under this plan must be retained for a period of one year.

Pro Forma Effect of Stock Compensation Plans

Had the compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share on a pro forma basis would have been (in thousands, except per share data):

                                             Year ended January 31,
                                    ---------------------------------
                                        2002      2001         2000
                                    ----------  ---------    --------
 Net income                           $89,979    $163,365    $113,603

Net income per common share:
 Basic                                $  1.65    $   3.07    $   2.20

 Diluted                              $  1.64    $   2.90    $   2.10


The preceding pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2002, 2001 and 2000 was $16.63, $18.24, and $9.20, respectively.
The following assumptions were used for the years ended January 31, 2002, 2001 and 2000, respectively:

-------------------------------------------------------------------------------------------
                          Expected Option
 Year Ended      Grant         Term          Expected       Risk-Free     Expected Dividend
January 31,       Date        (years)       Volatility    Interest Rate         Yield
-------------------------------------------------------------------------------------------
   2002         4/2/2001        5               67%           4.37%             0%
   2001         4/4/2000        4               67%           6.29%             0%
   2000        3/29/1999      2-5               65%       5.00% - 5.23%         0%
              10/28/1999        5               65%           6.03%             0%

Results may vary depending on the assumptions applied within the model.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 8. EMPLOYEE BENEFIT PLANS--(Continued)

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

Effective January 1, 2000, the Company merged the assets of the ESOP and 401(k) Plan to form the Tech Data Corporation 401(k) Savings Plan ("the 401(k) Savings Plan"). At the Company's discretion, participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals, with no maximum, and participants are fully vested following four years of qualified service.

At January 31, 2002 and 2001, the number of shares of Tech Data common stock held by the Company's 401(k) Savings Plan amounted to 652,000 shares and 796,000 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan and the ESOP were $2,140,000, $2,686,000, and $2,740,000 for 2002,
2001 and 2000, respectively.

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

During the fiscal year ended January 31, 2002, the Company completed a transaction wherein it exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rental expense for all operating leases amounted to $48,056,000, $46,786,000, and $39,394,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments under all such leases for succeeding fiscal years are as follows (in thousands):

     Fiscal year:


     2003..................................................        $   37,730
     2004..................................................            30,333
     2005..................................................            23,135
     2006..................................................            18,006
     2007..................................................            13,500
     Thereafter............................................           133,413
                                                                --------------
     Total payments........................................        $  256,117
                                                                ==============


The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at January 31, 2002 was approximately $9.4 million, which is included in the schedule above. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data claims tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company's leasing activities available under the synthetic lease facility is $135.0 million (of which the Company had utilized $115.0 million at January 31, 2002). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building ("purchase value"). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $100.1 million at January 31, 2002.

Properties leased under the synthetic lease facility, both completed and under construction, total 2.1 million square feet of space, with land totaling 194 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia and Swedesboro, New Jersey.

Contingencies

The Company has guaranteed the repayment of indebtedness of certain customers to unrelated third parties. The total amount of indebtedness covered by these guarantees was approximately $16,200,000 at January 31, 2002.

                    TECH DATA CORPORATION AND SUBSIDIARIES

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

Financial information by geographic segments is as follows (in thousands):

                                                                                                  Other
                                                     United States          Europe            International            Total
                                                     -------------          ------            -------------            -----
Fiscal year 2002
----------------
Net sales to unaffiliated customers ..............   $ 8,750,475           $7,233,251           $1,213,785           $17,197,511
                                                     ===========           ==========           ==========           ===========
Operating income {a}: ............................   $   142,100           $   70,806           $   10,210           $   223,116
                                                     ===========           ==========           ==========           ===========
Identifiable assets...............................   $ 1,255,788           $1,951,767           $  250,775           $ 3,458,330
                                                     ===========           ==========           ==========           ===========

Fiscal year 2001
----------------
Net sales to unaffiliated customers ..............   $11,258,506           $7,813,334           $1,355,839           $20,427,679
                                                     ===========           ==========           ==========           ===========
Operating income .................................   $   238,270           $  100,458           $   24,028           $   362,756
                                                     ===========           ==========           ==========           ===========
Identifiable assets...............................   $ 1,835,019           $2,431,017           $  349,509           $ 4,615,545
                                                     ===========           ==========           ==========           ===========

Fiscal year 2000
----------------
Net sales to unaffiliated customers ..............   $ 8,407,324           $7,528,978           $1,055,448           $16,991,750
                                                     ===========           ==========           ==========           ===========
Operating income .................................   $   165,813           $   95,184           $   10,875           $   271,872
                                                     ===========           ==========           ==========           ===========
Identifiable assets...............................   $ 1,806,376           $1,999,116           $  318,326           $ 4,123,818
                                                     ===========           ==========           ==========           ===========

{a} The amounts shown above include special charges in the amount of $27.0 million recorded for the fiscal year ended January 31, 2002. Of this amount, $25.5 million related to U.S. operations and $1.5 million related to European operations. See Note 13 - Special Charges.

                    TECH DATA CORPORATION AND SUBSIDIARIES

NOTE 12. UNAUDITED INTERIM FINANCIAL INFORMATION

                                                                                    Quarter ended
                                                    ----------------------------------------------------------------------------
                                                     April 30                July 31             October 31           January 31
                                                    ----------             ----------            ----------           ----------
                                                                      (In thousands, except per share amounts)
Fiscal year 2002
----------------
Net sales.......................................    $4,679,992             $4,136,584            $4,215,951           $4,164,984
Gross profit....................................       251,193                224,162               228,215              224,460
Net income......................................        31,799                 13,987                28,508               36,483
Net income per common share:
  Basic.........................................    $     0.59             $     0.26            $     0.52           $     0.66
  Diluted.......................................    $     0.57             $     0.25            $     0.51           $     0.63

Fiscal year 2001
----------------
Net sales.......................................    $4,924,516             $4,996,973            $5,189,186           $5,317,004
Gross profit....................................       257,859                265,233               280,677              292,294
Net income......................................        37,219                 40,782                47,246               52,736
Net income per common share:
  Basic.........................................    $     0.71             $     0.77            $     0.88           $     0.98
  Diluted.......................................    $     0.68             $     0.72            $     0.82           $     0.92

NOTE 13. SPECIAL CHARGES

In fiscal 2002, the Company recorded special charges totaling $27.0 million before taxes. Of the $27.0 million in special charges, the Company recognized $20.1 million for the write-off of previously capitalized software. The Company made the decision to write off the software because the Company achieved most of the anticipated benefits originally planned when it purchased or began development of the software through alternative systems and processes. Thus, the Company no longer saw the benefit of incurring significant additional development costs necessary to implement the software.

The Company also recognized special charges of $5.4 million during the fiscal year ended January 31, 2002 for the impairment of the Company's investments in the equity securities of certain privately-held, Internet-related companies. Recognition of an impairment charge was the result of the companies in which the investments were held experiencing a series of operating losses which appear to be other than temporary, and raised substantial doubts about Tech Data's ability to recoup its full investment.

Finally, the Company wrote off $1.5 million of costs during the fiscal year ended January 31, 2002 associated with the development of a new logistics center in Germany. The construction of this facility has been indefinitely deferred as a result of the economic downturn.

The total of these special charges are presented separately as a component of income from operations in the Consolidated Statement of Income, and other than the $1.5 million for the German logistics center, relates entirely to the Company's U.S. operations.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                    TECH DATA CORPORATION AND SUBSIDIARIES

                                   PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption "Executive Officers" of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant's definitive proxy statement for the 2002 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled "Grant Date Present Value" in the table entitled "Option Grants in Last Fiscal Year", the information included under the caption entitled "Compensation Committee Report on Executive Compensation", and the information included in the "Stock Price Performance Graph" shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2002 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 2002.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a)  See index to financial statements and schedules included in Item 8.

     (b) The Company filed a Current Report on Form 8-K on December 10, 2001 and on December 26, 2001 in connection with the issuance of its press releases, for the announcement, offering and sale of the $290 million 2% convertible subordinated debentures.

     (c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

     Exhibit
     Number                                 Description
     -------                                -----------
 3-A/(1)/      -    Articles of Incorporation of the Company as amended to April
                    23, 1986.
 3-B/(2)/      -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on August 27, 1987.
 3-C/(13)/     -    By-Laws of the Company as amended to November 28, 1995.
 3-F/(9)/      -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on July 15, 1993.
 3-G/(15)/     -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on June 25, 1997.
 3-H/(20)/     -    By-Laws of the Company as adopted on March 25, 1997.
 3-I/(20)/     -    Amendment to By-Laws of the Company as adopted on March 30,
                    1999.
 3-J/(20)/     -    Amendment to By-Laws of the Company as adopted on April 5,
                    2000.
 3-K/(21)/     -    Amendment to By-Laws of the Company as adopted on June 23,
                    1998.
 3-L/(21)/     -    Articles of Amendment to Amended and Restated Articles of
                    Incorporation of the Company as of June 24, 1998.
 4-A/(26)/     -    Indenture between the Company and Bank One Trust Company,
                    N.A., dated as of December 10, 2001.
 4-B/(26)/     -    Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
 10-F/(4)/     -    Incentive Stock Option Plan, as amended, and form of option agreement.
 10-G/(10)/    -    Employee Stock Ownership Plan as amended December 16, 1994.

Exhibit
Number                                      Description
-------                                     -----------

10-V/(5)/      -    Employment Agreement between the Company and Edward C.
                    Raymund dated as of January 31, 1991.
10-W/(5)/      -    Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
10-X/(6)/      -    First Amendment to the Employment Agreement between the
                    Company and Edward C. Raymund dated November 13, 1992.
10-Y/(6)/      -    First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November
                    13, 1992.
10-Z/(6) /     -    1990 Incentive and Non-Statutory Stock Option Plan as
                    amended.
10-AA/(7)/     -    Non-Statutory Stock Option Grant Form.
10-BB/(7)/     -    Incentive Stock Option Grant Form.
10-CC/(8)/     -    Employment Agreement between the Company and Steven A.
                    Raymund dated February 1, 1992.
10-EE/(10)/    -    Retirement Savings Plan as amended January 26, 1994.
10-FF/(9)/     -    Revolving Credit and Reimbursement Agreement dated December
                    22, 1993.
10-GG/(9)/     -    Transfer and Administration Agreement dated December 22,
                    1993.
10-HH/(10)/    -    Amendments (Nos. 1-4) to the Transfer and Administration
                    Agreement.
10-II/(10)/    -    Amended and Restated Revolving Credit and Reimbursement
                    Agreement dated July 28, 1994, as amended.
10-JJ/(10)/    -    Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-KK/(13)/    -    Amendments (Nos. 5,6) to the Transfer and Administration
                    Agreement.
10-LL/(13)/    -    Amendments (Nos. 3-5) to the Amended and Restated Revolving
                    Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-MM/(13)/    -    Amendments (Nos. 3-5) to the Revolving Foreign Currency
                    Agreement dated August 4, 1994, as amended.
10-NN/(12)/    -    Non-Employee Directors' 1995 Non-Statutory Stock Option
                    Plan.
10-OO/(12)/    -    1995 Employee Stock Purchase Plan.
10-PP/(12)/    -    Employment Agreement between the Company and A. Timothy
                    Godwin dated as of December 5, 1995.
10-QQ/(14)/    -    Amended and Restated Transfer and Administration Agreement
                    dated January 21, 1997.
10-RR/(14)/    -    Amendment Number 1 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-SS/(14)/    -    Revolving Credit and Reimbursement Agreement dated May 23,
                    1996.
10-TT/(15)/    -    Amendment Number 2 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-UU/(15)/    -    Revolving Credit and Reimbursement Agreement dated August
                    28, 1997.
10-VV/(16)/    -    Amendment Number 3 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-WW/(17)/    -    Amendments (Nos. 1-2) to the Revolving Credit and
                    Reimbursement Agreement dated August 28, 1997, as amended.
10-XX/(17)/    -    Amendments (Nos. 4-6) to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as
                    amended.
10-YY/(18)/    -    Second Amended and Restated Transfer and Administration
                    Agreement dated February 10, 1999.
10-ZZ/(19)/    -    Amendments (Nos. 1,2) to Second Amended and Restated
                    Transfer and Administration Agreement.
10-AAa/(20)/   -    Transfer and Administration Agreement dated May 19, 2000.
10-AAb/(20)/   -    Credit Agreement dated as of May 8, 2000.
10-AAc/(20)/   -    Amended and Restated Participation Agreement dated as of May
                    8, 2000.
10-AAd/(20)/   -    Amended and Restated Lease Agreement dated as of May 8,
                    2000.
10-AAe/(20)/   -    Amended and Restated Agency Agreement dated as of May 8,
                    2000.
10-AAf/(22)/   -    Retirement Savings Plan as amended July 14, 1999.
10-AAg/(23)/   -    Tech Data Corporation 401(K) Savings Plan dated January 1,
                    2000.

Exhibit
Number                                      Description
-------                                     -----------
10-AAh/(27)/    -   Amendment Number 1 to the Transfer and Administration
                    Agreement dated November 2, 2000.
10-AAi/(24)/   -    2000 Non-Qualified Stock Option Plan of Tech Data
                    Corporation.
10-AAj/(24)/   -    2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk/(25)/   -    Amendment Number 2 to the Transfer and Administration
                    Agreement dated May 17, 2001.
21-A/(3)/      -    Subsidiaries of Registrant.
23-A/(3)/      -    Consent of Ernst & Young LLP.
23-B/(3)/      -    Consent of PricewaterhouseCoopers LLP.
99-A/(3)/      -    Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995.

_____________

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

(23) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-93801.
(24) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-59198.
(25) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(26) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-76858.
(27) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 2001, File No. 0-14625.

                                                                     SCHEDULE II

                    TECH DATA CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

                                                    Activity
                                       -----------------------------------
Allowance for doubtful     Balance at  Charged to                            Balance
accounts receivable and    beginning    cost and                            at end of
sales returns:             of period    expenses   Deductions   Other/(1)/   period
--------------             ---------   ---------   ----------   ----------  ---------
January 31,
 2002                          64,465      40,764     (48,862)       3,788     60,155
 2001                          61,617      41,447     (42,467)       3,868     64,465
 2000                          60,521      40,877     (44,932)       5,151     61,617

_______________

/(1)/ "Other" includes recoveries, acquisitions, dispositions, the effect of fluctuations in foreign currency and the effect of the change in year end of certain subsidiaries (see Note 3 to Notes to Consolidated Financial Statements).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2002.

                                        TECH DATA CORPORATION

                                        By /s/ STEVEN A. RAYMUND
                                          ----------------------
                                               Steven A. Raymund,
                                        Chairman of the Board of Directors;
                                               Chief Executive Officer

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

           Signature                Title                                            Date
           ---------                -----                                            ----

/s/ STEVEN A. RAYMUND            Chairman of the Board of Directors;             April 24, 2002
---------------------            Chief Executive Officer
Steven A. Raymund

/s/ JEFFERY P. HOWELLS           Executive Vice President and                    April 24, 2002
----------------------           Chief Financial Officer; Director
Jeffery P. Howells               (principal financial officer)


/s/ JOSEPH B. TREPANI            Senior Vice President and Corporate             April 24, 2002
---------------------            Controller (principal accounting officer)
Joseph B. Trepani

/s/ ARTHUR W. SINGLETON          Corporate Vice President, Treasurer             April 24, 2002
-----------------------          and Secretary
Arthur W. Singleton

/s/ CHARLES E. ADAIR             Director                                        April 24, 2002
--------------------
Charles E. Adair

/s/ MAXIMILIAN ARDELT            Director                                        April 24, 2002
---------------------
Maximilian Ardelt

/s/ JAMES M. CRACCHIOLO          Director                                        April 24, 2002
-----------------------
James M. Cracchiolo

/s/ DANIEL M. DOYLE              Director                                        April 24, 2002
-------------------
Daniel M. Doyle

/s/ KATHY MISUNAS                Director                                        April 24, 2002
-----------------
Kathy Misunas

/s/ DAVID M. UPTON               Director                                        April 24, 2002
------------------
David M. Upton

/s/ JOHN Y. WILLIAMS             Director                                        April 24, 2002
--------------------
John Y. Williams

                                 EXHIBIT INDEX

     Exhibit
     Number                                 Description
     -------                                -----------
 3-A/(1)/      -    Articles of Incorporation of the Company as amended to April
                    23, 1986.
 3-B/(2)/      -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on August 27, 1987.
 3-C/(13)/     -    By-Laws of the Company as amended to November 28, 1995.
 3-F/(9)/      -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on July 15, 1993.
 3-G/(15)/     -    Articles of Amendment to Articles of Incorporation of the
                    Company filed on June 25, 1997.
 3-H/(20)/     -    By-Laws of the Company as adopted on March 25, 1997.
 3-I/(20)/     -    Amendment to By-Laws of the Company as adopted on March 30,
                    1999.
 3-J/(20)/     -    Amendment to By-Laws of the Company as adopted on April 5,
                    2000.
 3-K/(21)/     -    Amendment to By-Laws of the Company as adopted on June 23,
                    1998.
 3-L/(21)/     -    Articles of Amendment to Amended and Restated Articles of
                    Incorporation of the Company as of June 24, 1998.
 4-A/(26)/     -    Indenture between the Company and Bank One Trust Company,
                    N.A., dated as of December 10, 2001.
 4-B/(26)/     -    Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
 10-F/(4)/     -    Incentive Stock Option Plan, as amended, and form of option agreement.
 10-G/(10)/    -    Employee Stock Ownership Plan as amended December 16, 1994.

Exhibit
Number                                      Description
-------                                     -----------

10-V/(5)/      -    Employment Agreement between the Company and Edward C.
                    Raymund dated as of January 31, 1991.
10-W/(5)/      -    Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
10-X/(6)/      -    First Amendment to the Employment Agreement between the
                    Company and Edward C. Raymund dated November 13, 1992.
10-Y/(6)/      -    First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November
                    13, 1992.
10-Z/(6) /     -    1990 Incentive and Non-Statutory Stock Option Plan as
                    amended.
10-AA/(7)/     -    Non-Statutory Stock Option Grant Form.
10-BB/(7)/     -    Incentive Stock Option Grant Form.
10-CC/(8)/     -    Employment Agreement between the Company and Steven A.
                    Raymund dated February 1, 1992.
10-EE/(10)/    -    Retirement Savings Plan as amended January 26, 1994.
10-FF/(9)/     -    Revolving Credit and Reimbursement Agreement dated December
                    22, 1993.
10-GG/(9)/     -    Transfer and Administration Agreement dated December 22,
                    1993.
10-HH/(10)/    -    Amendments (Nos. 1-4) to the Transfer and Administration
                    Agreement.
10-II/(10)/    -    Amended and Restated Revolving Credit and Reimbursement
                    Agreement dated July 28, 1994, as amended.
10-JJ/(10)/    -    Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-KK/(13)/    -    Amendments (Nos. 5,6) to the Transfer and Administration
                    Agreement.
10-LL/(13)/    -    Amendments (Nos. 3-5) to the Amended and Restated Revolving
                    Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-MM/(13)/    -    Amendments (Nos. 3-5) to the Revolving Foreign Currency
                    Agreement dated August 4, 1994, as amended.
10-NN/(12)/    -    Non-Employee Directors' 1995 Non-Statutory Stock Option
                    Plan.
10-OO/(12)/    -    1995 Employee Stock Purchase Plan.
10-PP/(12)/    -    Employment Agreement between the Company and A. Timothy
                    Godwin dated as of December 5, 1995.
10-QQ/(14)/    -    Amended and Restated Transfer and Administration Agreement
                    dated January 21, 1997.
10-RR/(14)/    -    Amendment Number 1 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-SS/(14)/    -    Revolving Credit and Reimbursement Agreement dated May 23,
                    1996.
10-TT/(15)/    -    Amendment Number 2 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-UU/(15)/    -    Revolving Credit and Reimbursement Agreement dated August
                    28, 1997.
10-VV/(16)/    -    Amendment Number 3 to the Amended and Restated Transfer and
                    Administration Agreement dated January 21, 1997, as amended.
10-WW/(17)/    -    Amendments (Nos. 1-2) to the Revolving Credit and
                    Reimbursement Agreement dated August 28, 1997, as amended.
10-XX/(17)/    -    Amendments (Nos. 4-6) to the Amended and Restated Transfer
                    and Administration Agreement dated January 21, 1997, as
                    amended.
10-YY/(18)/    -    Second Amended and Restated Transfer and Administration
                    Agreement dated February 10, 1999.
10-ZZ/(19)/    -    Amendments (Nos. 1,2) to Second Amended and Restated
                    Transfer and Administration Agreement.
10-AAa/(20)/   -    Transfer and Administration Agreement dated May 19, 2000.
10-AAb/(20)/   -    Credit Agreement dated as of May 8, 2000.
10-AAc/(20)/   -    Amended and Restated Participation Agreement dated as of May
                    8, 2000.
10-AAd/(20)/   -    Amended and Restated Lease Agreement dated as of May 8,
                    2000.
10-AAe/(20)/   -    Amended and Restated Agency Agreement dated as of May 8,
                    2000.
10-AAf/(22)/   -    Retirement Savings Plan as amended July 14, 1999.
10-AAg/(23)/   -    Tech Data Corporation 401(K) Savings Plan dated January 1,
                    2000.

Exhibit
Number                                      Description
-------                                     -----------
10-AAh/(27)/    -   Amendment Number 1 to the Transfer and Administration
                    Agreement dated November 2, 2000.
10-AAi/(24)/   -    2000 Non-Qualified Stock Option Plan of Tech Data
                    Corporation.
10-AAj/(24)/   -    2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk/(25)/   -    Amendment Number 2 to the Transfer and Administration
                    Agreement dated May 17, 2001.
21-A/(3)/      -    Subsidiaries of Registrant.
23-A/(3)/      -    Consent of Ernst & Young LLP.
23-B/(3)/      -    Consent of PricewaterhouseCoopers LLP.
99-A/(3)/      -    Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995.

_____________

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

(23) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-93801.
(24) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-8, File No. 333-59198.
(25) Incorporated by reference to the Exhibits included in the Company's Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(26) Incorporated by reference to the Exhibits included in the Company's Registration Statement on Form S-3, File No. 333-76858.
(27) Incorporated by reference to the Exhibits included in the Company's Form 10-K for the year ended January 31, 2001, File No. 0-14625.