Form 10-Q
period 2002-04-30
TECH DATA CORP
filed 2002-06-11
CIK 790703

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14625

TECH DATA CORPORATION
(Exact name of registrant as specified in its charter)

Florida	No. 59-1578329
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5350 Tech Data Drive, Clearwater, Florida 33760
(Address of principal executive offices) (Zip Code)

(727) 539-7429
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at June 6, 2002
Common stock, par value $.0015 per share	56,420,843

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	April 30, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalent	$214,102	$257,927
Accounts receivable, less allowance for doubtful accounts of $60,330 and $60,155	1,644,789	1,702,957
Inventories	1,092,109	910,823
Prepaid and other assets	133,490	99,823

Total current assets	3,084,490	2,971,530
Property and equipment, net	133,820	136,044
Excess of cost over fair value of acquired net assets, net	282,247	269,103
Other assets, net	89,689	81,653

	$3,590,246	$3,458,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$73,581	$86,046
Accounts payable	1,225,161	1,193,033
Accrued expenses	304,626	306,531

Total current liabilities	1,603,368	1,585,610
Long-term debt	612,763	612,335

Total liabilities	2,216,131	2,197,945

Minority interest	474	452

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 56,407,738 and 55,454,433 issued and outstanding	85	83
Additional paid-in capital	650,081	618,680
Retained earnings	880,147	845,008
Accumulated other comprehensive loss	(156,672)	(203,838)

Total shareholders’ equity	1,373,641	1,259,933

	$3,590,246	$3,458,330

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended April 30,
	2002	2001
Net sales	$3,920,420	$4,679,992
Cost of products sold	3,711,528	4,428,799

Gross profit	208,892	251,193
Selling, general and administrative expenses	153,945	179,862

Operating income	54,947	71,331
Interest expense, net	6,347	22,779
Net foreign currency exchange (gain) loss	(3,844)	372

Income before income taxes	52,444	48,180
Provision for income taxes	17,305	16,381

Net income	$35,139	$31,799

Net income per common share:
Basic	$.63	$.59

Diluted	$.60	$.57

Weighted average common shares outstanding:
Basic	55,662	53,829

Diluted	62,436	60,076

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three months ended April 30,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$4,015,206	$4,939,467
Cash paid to suppliers and employees	(4,046,069)	(4,881,846)
Interest paid	(1,446)	(18,070)
Income taxes paid	(15,360)	(20,181)

Net cash (used in) provided by operating activities	(47,669)	19,370

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(216)	—
Expenditures for property and equipment	(4,877)	(7,055)
Software development costs	(4,983)	(2,555)

Net cash used in investing activities	(10,076)	(9,610)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	26,662	2,581
Net repayments under revolving credit loans	(16,152)	(17,132)
Principal payments on long-term debt	(273)	(146)

Net cash provided by (used in) financing activities	10,237	(14,697)

Effect of exchange rate changes on cash	3,683	(5,580)

Net decrease in cash and cash equivalents	(43,825)	(10,517)
Cash and cash equivalents at beginning of period	257,927	138,925

Cash and cash equivalents at end of period	$214,102	$128,408

Reconciliation of net income to net cash (used in) provided by operating activities:
Net income	$35,139	$31,799

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,836	15,842
Provision for losses on accounts receivable	7,313	10,928
(Increase) decrease in assets:
Accounts receivable	94,786	259,474
Inventories	(156,352)	189,227
Prepaid and other assets	(40,021)	(13,538)
Increase (decrease) in liabilities:
Accounts payable	6,409	(441,754)
Accrued expenses	(7,779)	(32,608)

Total adjustments	(82,808)	(12,429)

Net cash (used in) provided by operating activities	$(47,669)	$19,370

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION:

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the “Company” or “Tech Data”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of April 30, 2002 and the results of their operations and cash flows for the three months ended April 30, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2003. Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2—NET INCOME PER COMMON SHARE:

Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

	Three months ended April 30,
	2002			2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$35,139	55,662	$.63	$31,799	53,829	$.59

Effect of dilutive securities:
Stock options	—	1,441		—	914
5% convertible subordinated notes	2,513	5,333		2,475	5,333

Diluted EPS	$37,652	62,436	$.60	$34,274	60,076	$.57

At April 30, 2002 and 2001, there were 68,210 and 1,506,000 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature which requires the market price of the common

NOTE 2—NET INCOME PER COMMON SHARE (Continued):

stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share.

NOTE 3—COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s balance of other comprehensive income is comprised exclusively of changes in the Company’s foreign currency translation adjustment (“CTA”) account. The Company’s comprehensive income (loss) for the three months ended April 30, 2002 and 2001 was $82.3 million and ($10.0) million, respectively.

NOTE 4—SEGMENT INFORMATION:

The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and related logistics and other value-added services. Based on geographic location, the Company has three segments. These geographic segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International (Canada, South America, and export sales to Latin America and the Caribbean from the U.S.). The measure of segment profit is operating income.

Financial information by geographic segment is as follows (in thousands):

	United States	Europe	Other International	Total
Three months ended April 30, 2002
Net sales to unaffiliated customers	$1,891,602	$1,733,353	$295,465	$3,920,420

Operating income	$32,402	$15,712	$6,833	$54,947

Identifiable assets	$1,327,762	$1,993,050	$269,434	$3,590,246

Capital expenditures	$2,358	$7,319	$183	$9,860

Depreciation and amortization	$7,350	$4,860	$626	$12,836

Goodwill, net(a)	$2,966	$273,436	$5,845	$282,247

Three months ended April 30, 2001
Net sales to unaffiliated customers	$2,438,876	$1,894,132	$346,984	$4,679,992

Operating income	$43,400	$21,740	$6,191	$71,331

Identifiable assets	$1,687,507	$2,005,174	$332,332	$4,025,013

Capital expenditures	$4,485	$2,861	$2,264	$9,610

Depreciation and amortization	$8,494	$6,377	$971	$15,842

Goodwill, net	$3,284	$274,156	$6,214	$283,654

(a)	Other than approximately $.2 million incurred to acquire businesses in Europe, the change in net goodwill since year-end is due solely to fluctuations in exchange rates.

NOTE 5—REVOLVING CREDIT LOANS:

The Company has an agreement (the “Receivables Securitization Program”) with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $700.0 million at April 30, 2002. In connection with the annual renewal, the maximum borrowing limit of the Receivables Securitization Program was reduced to $500.0 million on May 16, 2002. Under this program, which expires in May 2003, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $639.0 million and $664.0 million as of April 30, 2002 and January 31, 2002, respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $520.0 million. Under this facility, which expires in May 2003, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $645.0 million at April 30, 2002 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At April 30, 2002, the Company was in compliance with all such covenants.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded an income tax benefit of approximately $4.7 and $.3 million during the three months ended April 30, 2002 and 2001, respectively, related to the exercise of nonqualified employee stock options.

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. Tech Data adopted SFAS 142 effective February 1, 2002 (see Note 8 in the Notes to Consolidated Financial Statements for the effect on net income of the non-amortization provisions). During the first quarter for the fiscal year ending January 31, 2003, the Company finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”) “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The impact of adoption of this statement on the Company’s financial position and results of operations was not material.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. Finally, the FASB rescinded SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and made numerous technical corrections to other existing pronouncements. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on the Company’s financial position and results of operations.

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS:

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS 142 as if it were adopted on February 1, 2001 (in thousands, except per share amounts):

	Three months ended April 30,
	2002	2001
Net income:
Reported net income	$35,139	$31,799
Add: Goodwill amortization, net of tax	—	2,161

Pro forma net income	$35,139	$33,960

Basic earnings per share:
As reported	$.63	$.59
Pro forma	$.63	$.63

Diluted earnings per share:
As reported	$.60	$.57
Pro forma	$.60	$.61

As of April 30, 2002, goodwill amounted to $282.2 million, which included $.2 million added during the first quarter of fiscal 2003 associated with acquired businesses. There were no other changes to goodwill during the first quarter with the exception of changes resulting from fluctuations in foreign currency exchange rates. Included within other assets are intangible assets of $42.4 million as of April 30, 2002, that are being amortized as follows (in thousands):

	As of April 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software	$92,431	$55,705	$36,726
Customer list	8,299	3,137	5,162
Other intangible assets	2,901	2,361	540

Total	$103,631	$61,203	$42,428

Aggregate amortization expense for the first quarter of fiscal 2003 amounted to $2.6 million. Estimated amortization expense for current and succeeding fiscal years are as follows (in thousands):

Fiscal year:
2003	$10,000
2004	9,200
2005	6,500
2006	5,000
2007	4,100

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements within this Quarterly Report on Form 10-Q are “forward-looking statements” as described in the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99-A to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 for further information.

The following table sets forth the percentage of cost and expenses to net sales derived from the Company’s Consolidated Statement of Income for the three months ended April 30, 2002 and 2001 as follows:

	Percentage of net sales
	Three months ended April 30,
	2002	2001
United States	48.25%	52.11%
Europe	44.21	40.47
Other International	7.54	7.42

Net sales	100.00	100.00
Cost of products sold	94.67	94.63

Gross margin	5.33	5.37
Selling, general and administrative expenses	3.93	3.84

Operating income	1.40	1.53
Interest expense, net	.16	.49
Net foreign currency exchange (gain) loss	(.10)	.01

Income before income taxes	1.34	1.03
Provision for income taxes	.44	.35

Net income	.90%	.68%

Results of Operations

Three Months Ended April 30, 2002 and 2001

Consolidated net sales decreased 16.2% to $3.9 billion in the first quarter of fiscal 2003 compared to $4.7 billion in the first quarter of last year, primarily due to lower demand for technology-related products and services throughout the world. The Company’s first quarter U.S. and European sales fell 22.4% and 8.5%, respectively, and Other International sales fell 14.9% compared to the first quarter of last year. European sales fell 5.4% during the first quarter of the current year on a local currency basis. Due to international sales falling at a slower rate than those in the U.S., the Company’s percentage of international sales increased to 52% in the first quarter of fiscal 2003 from approximately 48% in the first quarter of the prior year.

Commensurate with the drop in sales levels, gross profit decreased 16.8% or $42.3 million from $251.2 million in the first quarter of fiscal 2002 to $208.9 million in the first quarter of fiscal 2003. Gross margins were relatively flat at 5.33% in the first quarter of fiscal 2003 compared to 5.37% in the first quarter of fiscal 2002.

Selling, general and administrative expenses (“SG&A”) decreased 14.4% from $179.9 million in the first quarter of fiscal 2002 to $153.9 million in fiscal 2003. The $26.0 million decrease in SG&A is attributable to the Company’s highly variable cost structure and aggressive cost-cutting measures taken to counter the effects of the economic downturn and to a limited extent, the elimination in the current year of goodwill amortization (approximately $2.2 million per quarter). While these cost-cutting measures were significant, they could not entirely offset the effect of the sales decline year over year and as a result, SG&A increased slightly as a percentage of net sales from 3.84% in the first quarter of last year to 3.93% in the same period this year.

During the first quarter of fiscal 2003, the Company made the decision to close its operations in Norway. Charges and other operating losses from exiting Norway totaled approximately $3.3 million during the first quarter of fiscal 2003. In addition, the Company intends to either sell or close its operations in Hungary, with charges and operating losses estimated at approximately $2.5-$3.0 million, most of which is expected to be incurred during the second quarter of fiscal 2003.

As a result of the factors described above, operating income in the first quarter of fiscal 2003 decreased 23.0% to $54.9 million, or 1.40% of net sales, compared to $71.3 million, or 1.53% of net sales in the first quarter of fiscal 2002.

Interest expense decreased from $22.8 million in the first quarter of fiscal 2002 to $6.3 million in the current quarter due to a significant decrease in the Company’s average outstanding indebtedness combined with a decrease in interest rates. Debt levels were brought down from the prior year as a result of the Company’s ability to improve its working capital position and the decrease in sales volume.

The Company realized a net foreign currency exchange gain of $3.8 million in the first quarter of fiscal 2003, as compared to a net foreign currency exchange loss of $0.4 million in the comparable quarter last year. The fluctuation from the prior year was attributable primarily to the Company’s operations in Europe, and to a lesser extent, its operations in Latin America. The European gain can be attributed to the strengthening of the euro, as many of the Company’s payables are denominated in U.S. dollars, and the currency devaluation in Argentina, where the Company is in a net U.S. dollar monetary asset position.

The provision for income taxes increased 5.6% to $17.3 million in the first quarter of fiscal 2003 compared to $16.4 million last year. The increase is attributable to an increase in the Company’s income before income taxes offset by a reduction in the Company’s estimated effective tax rate from 34.0% in the first quarter of fiscal 2002 to 33.0% in the current year. The change in the tax rate is due to fluctuations and changes in the mix of taxable income within the Company’s various geographies and tax jurisdictions reported in each period and the elimination in the current year of the amortization of non-deductible goodwill in accordance with SFAS 142 (see Notes 7 and 8 in the Notes to Consolidated Financial Statements).

As a result of the factors described above, net income increased 10.5% to $35.1 million, or $.60 per diluted share, compared to $31.8 million, or $.57 per diluted share, in the first quarter of the prior year.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon Tech Data’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Tech Data to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, Tech Data evaluates these estimates, including those related to bad debts, inventories, vendor incentives, investments, fixed assets, intangible assets, income taxes and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. Tech Data believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable

Tech Data maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In estimating the required allowance, Tech Data takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically-identified customer risks. If actual customer performance were to deteriorate to an extent not expected by Tech Data, additional allowances may be required which could have an adverse effect on the Company’s financial results.

Inventory

Tech Data values its inventory at the lower of its cost or market value. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon: an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions that are less favorable than those projected by management, may require additional inventory write-downs, which could have an adverse effect on the Company’s financial results.

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other miscellaneous agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors, however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed by the Company and the vendor. Cooperative advertising allowances are generally required by the vendor to be used by Tech Data exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of selling, general and administrative expenses as the related marketing expenses are incurred. The Company records unrestricted volume rebates received as a reduction of inventory and recognizes the incentives as a reduction of cost of sales when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

In addition, the Company receives early payment discounts from certain of its vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of sales when the related inventory is sold.

Intangible Assets

The Company examines the carrying value of its excess of cost over fair value of acquired net assets (goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements. However, during the second and third quarters of fiscal 2002, the Company recorded a total special charge of approximately $20.1 million for certain of its software investments.

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

Quarterly Data—Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company. The Company’s narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations in the Company’s operating results have included a reduction of demand in Europe during the summer months, but an increase in demand in Europe during the Company’s fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. In addition, the product cycle of major products may materially impact the Company’s business, financial condition, or results of operations.

Liquidity and Capital Resources

Net cash used in operating activities of $47.7 million during the first quarter of fiscal 2003 was primarily attributable to income from operations of $35.1 million combined with a decrease in accounts receivable offset by an increase in inventories and prepaid and other assets.

Net cash used in investing activities of $10.1 million during the first three months of fiscal 2003 was attributable to the continuing investment related to the expansion of the Company’s management information systems, office facilities and equipment for its logistics centers. The Company expects to make capital expenditures of approximately $75.0 million during fiscal 2003 to further expand or upgrade its information technology (“IT”) systems, logistics centers and office facilities. Tech Data continues to make significant investments to implement new IT systems and upgrade its existing IT infrastructure in order to meet its changing business requirements. These implementations and upgrades occur at various levels throughout the Company and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While the Company believes it will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on the Company’s business.

Net cash provided by financing activities of $10.2 million during the first three months of fiscal 2003 reflects the proceeds received of $26.7 million from stock option exercises, benefit plans and purchases made through the Company’s Employee Stock Purchase Plan, offset by net repayments on the Company’s revolving credit loans of $16.2 million and principal payments on long-term debt of $0.3 million.

The Company currently maintains a $520.0 million revolving credit facility with a syndicate of banks which expires in May 2003. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. Additionally, the Company currently maintains a $500.0 million (reduced from $700.0 million at April 30, 2002) Receivables Securitization Program with a syndicate of banks expiring in May 2003. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains other lines of credit and overdraft facilities totaling approximately $645.0 million.

The aforementioned credit facilities currently total approximately $1.7 billion, of which $74.0 million was outstanding at April 30, 2002. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. The Company was in compliance with all such covenants as of April 30, 2002.

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the option of the Company at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature.

On July 1, 1998, the Company issued $300.0 million of convertible subordinated debentures due July 1, 2003. The debentures bear interest at 5% per year and are convertible any time prior to maturity into shares of common stock at a conversion price of approximately $56.25 per share. The debentures are convertible into 5,333,100 shares of the Company’s common stock. The debentures are redeemable in whole or in part for cash, in certain circumstances, at the option of the Company at any time on or after July 1, 2001.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2002, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at April 30, 2002 was approximately $8.8 million. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data claims tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company’s leasing activities available under the synthetic lease facility is $140.0 million (of which the Company had utilized $119.6 million at April 30, 2002). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $104.1 million at April 30, 2002.

The Company believes that cash from operations, available and obtainable bank credit lines, and trade credit from its vendors will be sufficient to satisfy its working capital and capital expenditure requirements through fiscal 2003.

Asset Management

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as the Company adds new product lines and when appropriate, makes large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. The Company’s contracts with most of its vendors provide price protection and stock rotation privileges to reduce the risk of loss due to vendor price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for the impact on products in inventory, subject to certain limitations. In addition, the Company has the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as the Company’s inventory management procedures have helped to reduce the risk of loss of inventory value.

The Company attempts to control losses on credit sales by closely monitoring customers’ creditworthiness through its IT systems, which contain detailed information on each customer’s payment history and other relevant information. The Company has obtained credit insurance that insures a percentage of the credit extended by the Company to certain of its larger domestic and international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floor plan basis.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. Tech Data adopted SFAS 142 effective February 1, 2002 (see Note 8 in the Notes to Consolidated Financial Statements for the effect on net income of the non-amortization provisions). During the first quarter for the fiscal year ending January 31, 2003, the Company finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The impact of adoption of this statement on the Company’s financial position and results of operations was not material.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. Finally, the FASB rescinded SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and made numerous technical corrections to other existing pronouncements. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on the Company’s financial position and results of operations.

Comments on Forward-Looking Information

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99-A to its Quarterly Report on Form 10-Q for the three months ended April 30, 2002, outlines cautionary statements and identifies important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99-A.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

PART II—OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10-AAl—Amendment Number 3 to the Transfer and Administration Agreement dated May 16, 2002.

99-A—Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	June 11, 2002
Steven A. Raymund

/s/ Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 11, 2002
Jeffery P. Howells

/s/ Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 11, 2002
Joseph B. Trepani

/s/ Arthur W. Singleton	Corporate Vice President, Treasurer and Secretary	June 11, 2002
Arthur W. Singleton