Form 10-Q
period 2002-07-31
TECH DATA CORP
filed 2002-09-13
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-14625

TECH DATA CORPORATION
(Exact name of registrant as specified in its charter)

Florida	No. 59-1578329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5350 Tech Data Drive
Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (727) 539-7429

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at August 30, 2002
Common stock, par value $.0015 per share	56,446,059

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	July 31,	January 31,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,968	$257,927
Accounts receivable, less allowance for doubtful accounts of $59,876 and $60,155	1,655,411	1,702,957
Inventories	936,008	910,823
Prepaid and other assets	124,709	99,823

Total current assets	3,237,096	2,971,530
Property and equipment, net	137,662	136,044
Excess of cost over fair value of acquired net assets, net	305,888	269,103
Other assets, net	94,152	81,653

	$3,774,798	$3,458,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$98,025	$86,046
Current portion of long-term debt	301,257	1,092
Accounts payable	1,243,794	1,193,033
Accrued expenses	321,165	305,439

Total current liabilities	1,964,241	1,585,610
Long-term debt	313,713	612,335

Total liabilities	2,277,954	2,197,945

Minority interest	515	452

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 56,434,177 and 55,454,433 issued and outstanding	85	83
Additional paid-in capital	650,906	618,680
Retained earnings	915,409	845,008
Accumulated other comprehensive loss	(70,071)	(203,838)

Total shareholders’ equity	1,496,329	1,259,933

	$3,774,798	$3,458,330

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net sales	$3,996,719	$4,136,584	$7,917,139	$8,816,576
Cost of products sold	3,786,046	3,912,422	7,497,574	8,341,221

Gross profit	210,673	224,162	419,565	475,355
Selling, general and administrative expenses	155,248	166,779	309,193	346,641
Special charges (see Note 7)	—	20,000	—	20,000

Operating income	55,425	37,383	110,372	108,714
Interest expense, net	6,454	15,932	12,801	38,711
Net foreign currency exchange (gain) loss	(3,621)	258	(7,465)	630

Income before income taxes	52,592	21,193	105,036	69,373
Provision for income taxes	17,330	7,206	34,635	23,587

Net income	$35,262	$13,987	$70,401	$45,786

Net income per common share:
Basic	$.62	$.26	$1.26	$.85

Diluted	$.60	$.25	$1.20	$.83

Weighted average common shares outstanding:
Basic	56,422	54,146	56,048	53,990

Diluted	62,809	55,217	62,629	54,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended July 31,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$8,064,026	$9,227,780
Cash paid to suppliers and employees	(7,772,996)	(8,517,672)
Interest paid	(13,234)	(39,076)
Income taxes paid	(32,934)	(48,453)

Net cash provided by operating activities	244,862	622,579

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(354)	—
Expenditures for property and equipment	(13,768)	(12,181)
Software and development costs	(10,825)	(8,026)

Net cash used in investing activities	(24,947)	(20,207)

Cash flows from financing activities:
Proceeds from the issuance of common stock	27,015	5,571
Net borrowings (repayments) under revolving credit loans	1,969	(518,047)
Principal payments on long-term debt	(569)	(291)

Net cash provided by (used in) financing activities	28,415	(512,767)

Effect of exchange rate changes on cash	14,711	(6,805)

Net increase in cash and cash equivalents	263,041	82,800
Cash and cash equivalents at beginning of period	257,927	138,925

Cash and cash equivalents at end of period	$520,968	$221,725

Reconciliation of net income to net cash provided by operating activities:
Net income	$70,401	$45,786

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,002	31,623
Special charges	—	20,000
Provision for losses on accounts receivable	14,170	21,941
(Increase) decrease in assets:
Accounts receivable	146,887	411,204
Inventories	41,444	516,377
Prepaid and other assets	(27,625)	(30,043)
(Decrease) in liabilities:
Accounts payable	(16,748)	(368,809)
Accrued expenses	(9,669)	(25,500)

Total adjustments	174,461	576,793

Net cash provided by operating activities	$244,862	$622,579

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SEASONALITY

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the “Company” or “Tech Data”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of July 31, 2002 and the results of their operations for the three and six months ended July 31, 2002 and 2001, and their cash flows for the six months ended July 31, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company. The Company’s narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations in the Company’s operating results have included a reduction of demand in Europe during the summer months, but an increase in demand in Europe during the Company’s fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. In addition, the product cycle of major products may materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the six months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2003. Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 2—NET INCOME PER COMMON SHARE

Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	2002			2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Three months ended July 31,
Basic EPS	$35,262	56,422	$.62	$13,987	54,146	$.26

Effect of dilutive securities:
Stock options	—	1,054		—	1,071
5% convertible subordinated notes	2,513	5,333		—	—

Diluted EPS	$37,775	62,809	$.60	$13,987	55,217	$.25

Six months ended July 31,
Basic EPS	$70,401	56,048	$1.26	$45,786	53,990	$.85

Effect of dilutive securities:
Stock options	—	1,248		—	992
5% convertible subordinated notes	5,025	5,333		—	—

Diluted EPS	$75,426	62,629	$1.20	$45,786	54,982	$.83

NOTE 2—NET INCOME PER COMMON SHARE (Continued)

For the three and six months ended July 31, 2002 and 2001, there were 2,901,646 and 1,459,090 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. The effect of the assumed conversion of the convertible subordinated notes was anti-dilutive for the three and six months ended July 31, 2001, and was excluded from the calculation of diluted earnings per share for those periods. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature which requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share.

NOTE 3—COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income is comprised of net income and changes in the Company’s foreign currency translation adjustment (“CTA”) account. Comprehensive income (loss), net of taxes, for the three and six months ended July 31, 2002 and 2001 is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Comprehensive Income:
Net income	$35,262	$13,987	$70,401	$45,786
Change in CTA	86,601	(8,856)	133,767	(50,641)

Total	$121,863	$5,131	$204,168	$(4,855)

NOTE 4—SEGMENT INFORMATION

The Company operates predominantly in a single industry segment as a wholesale distributor of computer-based technology products and related logistics and other value-added services. However, being a worldwide operation, the Company is managed by geographic segments. These geographic segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International (Canada, South America, and export sales to Latin America and the Caribbean from the U.S.). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based upon operating income.

NOTE 4—SEGMENT INFORMATION (Continued)

Financial information by geographic segment is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net sales to unaffiliated customers
United States	$1,985,706	$2,225,966	$3,877,308	$4,664,842
Europe	1,762,143	1,614,011	3,495,496	3,508,143
Other International	248,870	296,607	544,335	643,591

Total	$3,996,719	$4,136,584	$7,917,139	$8,816,576

Operating Income (a)
United States	$40,332	$23,488	$72,734	$66,888
Europe	11,610	9,258	27,322	30,998
Other International	3,483	4,637	10,316	10,828

Total	$55,425	$37,383	$110,372	$108,714

Depreciation and amortization
United States	$6,884	$8,420	$14,234	$16,914
Europe	5,562	6,413	10,422	12,790
Other International	720	948	1,346	1,919

Total	$13,166	$15,781	$26,002	$31,623

Capital expenditures
United States	$4,453	$5,374	$6,811	$9,859
Europe	10,193	3,710	17,512	6,571
Other International	87	1,513	270	3,777

Total	$14,733	$10,597	$24,593	$20,207

Identifiable assets
United States	$1,399,175	$1,409,163	$1,399,175	$1,409,163
Europe	2,119,405	1,871,329	2,119,405	1,871,329
Other International	256,218	316,305	256,218	316,305

Total	$3,774,798	$3,596,797	$3,774,798	$3,596,797

Goodwill, net (b)
United States	$2,966	$3,178	$2,966	$3,178
Europe	297,138	268,391	297,138	268,391
Other International	5,784	6,144	5,784	6,144

Total	$305,888	$277,713	$305,888	$277,713

(a)	The amounts shown above include $20.0 million in pre-tax special charges related to U.S. operations, and were taken during the second quarter of fiscal 2002 (see Note 7—Special Charges).
(b)	Other than approximately $.4 million incurred to acquire businesses in Europe, the change in net goodwill since year-end is due solely to fluctuations in exchange rates.

NOTE 5—REVOLVING CREDIT LOANS

The Company has an agreement (the “Receivables Securitization Program”) with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $500.0 million (as amended on May 16, 2002, which extended the maturity date to May 15, 2003). Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $697.0 million and $664.0 million as of July 31, 2002 and January 31, 2002, respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at a designated commercial paper rate plus an agreed-upon margin.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, at July 31, 2002 the Company was able to borrow funds in major foreign currencies up to a maximum of $520.0 million. Effective September 13, 2002, the Company exercised its option to irrevocably reduce this revolving credit facility from $520.0 million to $250.0 million. Under this facility, which expires in May 2003, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $700.0 million at July 31, 2002 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At July 31, 2002, the Company was in compliance with all such covenants.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded an income tax benefit of approximately $4.8 and $.7 million during the six months ended July 31, 2002 and 2001, respectively, related to the exercise of employee stock options.

The $300.0 million of convertible subordinated debentures bearing interest at 5.0% per year became current as of July 31, 2002.

NOTE 7—SPECIAL CHARGES (ASSET & INVESTMENT IMPAIRMENT)

During the quarter ended July 31, 2001, the Company recorded special charges of $20.0 million before taxes related to the disposal of certain long-lived assets ($15.2 million) and impairment of certain Internet-related investments ($4.8 million). This total is presented separately as a component of income from operations in the Consolidated Statement of Income, and relates solely to the Company’s U.S. operations.

Of the special charges for long-lived asset disposal, $14.3 million was for the write-off of inventory management software purchased at the end of fiscal 2000 and capitalized as construction in progress, in conjunction with the Company’s internal enterprise transformation project. In the quarter ended July 31, 2001, prior to development and implementation of this inventory management software, the Company determined that it had already achieved the desired inventory metrics, including owned inventory, days of supply and fill rates, through enhancements to existing systems and process improvements, including the creation of a new purchasing division. As a result, a new cost benefit analysis was performed, which indicated that the anticipated benefits no longer supported the costs to be expended implementing the software. The remaining $.9 million in long-lived asset disposals is comprised of a variety of small software enhancements and tools that were no longer being used due to being replaced with more current software or due to changes in the business, which have rendered this software useless.

The Company also recognized $4.8 million of special charges for the impairment of the Company’s investments in the equity securities of certain privately-held, Internet-related companies. Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appeared to be other than temporary, and raised substantial doubts about the Company’s ability to recoup its full investment.

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. Among other provisions, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on its consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on its consolidated financial position and results of operations.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. Tech Data adopted SFAS 142 effective February 1, 2002. During the first quarter for the fiscal year ending January 31, 2003, the Company finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS 142 as if it were adopted on February 1, 2001 (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net Income:
Reported net income	$35,262	$13,987	$70,401	$45,786
Add: Goodwill amortization, net of tax	—	2,068	—	4,228

Pro forma net income	$35,262	$16,055	$70,401	$50,014

Basic earnings per share:
As reported	$.62	$.26	$1.26	$.85

Pro forma	$.62	$.30	$1.26	$.93

Diluted earnings per share:
As reported	$.60	$.25	$1.20	$.83

Pro forma	$.60	$.29	$1.20	$.91

        As of July 31, 2002, goodwill amounted to $305.9 million, which included $0.4 million added during the first six months of fiscal 2003 associated with acquired businesses. There were no other changes to goodwill during the second quarter with the exception of changes resulting from fluctuations in foreign currency exchange rates.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Included within other assets are intangible assets of $46.9 million as of July 31, 2002 as follows (in thousands):

	As of July 31, 2002			As of January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$100,438	$59,514	$40,924	$86,795	$52,675	$34,120
Customer list	9,014	3,633	5,381	7,909	2,792	5,117
Other intangible assets	3,103	2,551	552	2,828	2,284	544

Total	$112,555	$65,698	$46,857	$97,532	$57,751	$39,781

Aggregate amortization expense for the three and six months ended July 31, 2002 amounted to $2.9 million and $5.5 million, respectively. Estimated amortization expense of currently capitalized costs for current and succeeding fiscal years are as follows (in thousands):

Fiscal year:
2003	$10,600
2004	9,900
2005	8,300
2006	6,400
2007	5,400

In addition, the Company had total capitalized intangible asset expenditures related solely to software and development costs of $5.8 million and $10.8 million for the three and six months ended July 31, 2002, respectively, with a weighted average amortization period of approximately 6 years for both periods.

NOTE 10—CONTINGENCIES

One of the Company’s European subsidiaries has been audited related to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements within this Quarterly Report on Form 10-Q are “forward-looking statements” as described in the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99-A to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 for further information.

The following table sets forth the percentage of cost and expenses to net sales derived from the Company’s Consolidated Statement of Income for the three and six months ended July 31, 2002 and 2001 as follows:

	Percentage of net sales
	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
United States	49.68%	53.81%	48.97%	52.91%
Europe	44.09	39.02	44.15	39.79
Other International	6.23	7.17	6.88	7.30

Net sales	100.00	100.00	100.00	100.00
Cost of products sold	94.73	94.58	94.70	94.61

Gross profit	5.27	5.42	5.30	5.39
Selling, general and administrative expenses	3.88	4.03	3.91	3.93
Special charges (see Note 7)	—	.49	—	.23

Operating income	1.39	.90	1.39	1.23
Interest expense, net	.16	.39	.16	.44
Net foreign currency exchange (gain) loss	(.09)	—	(.10)	—

Income before income taxes	1.32	.51	1.33	.79
Provision for income taxes	.44	.17	.44	.27

Net income	.88%	.34%	.89%	.52%

Results of Operations

Three Months Ended July 31, 2002 and 2001

Net Sales

Consolidated net sales were $4.0 billion in the second quarter of fiscal 2003 compared to $4.1 billion in the comparable quarter last year, a decline of 3.4% year over year, primarily due to continued lower demand for technology-related products and services throughout the world and the decision of certain vendors to further pursue a direct model, offset slightly by a surge in our Microsoft licensing business related to Microsoft’s Upgrade Advantage and Software Assurance programs. Management believes these Microsoft programs were the primary reason Tech Data’s total software sales increased from 16% of total net sales in the second quarter of last year to 18% during the second quarter of the current year. On a regional basis, the Company’s second quarter U.S. sales fell 10.8%. On a local currency basis, European sales were down only slightly (1.5%) from the comparable quarter in the prior year; however, due to a strengthening of the euro were actually 9.2% higher than last year in terms of U.S. dollars. Other International sales fell 16.1% compared to the second quarter of last year, due to significant economic problems in South America, most notably in Argentina and Brazil. Due to total international sales falling at a slower rate than those in the U.S., the Company’s percentage of international sales increased to 50% in the second quarter of fiscal 2003 from approximately 46% in the second quarter of the prior year.

Gross Profit

        Gross profit as a percentage of net sales (“gross margin”) decreased 15 basis points to 5.27% in the second quarter of fiscal 2003 compared to 5.42% in the second quarter of fiscal 2002, due in part to the lower margins realized on the sales of the Microsoft licensing business described above. The lower sales combined with slightly lower gross margins resulted in a gross profit decrease of 6.0% or $13.5 million from $224.2 million in the second quarter of fiscal 2002 to $210.7 million in the second quarter of fiscal 2003.

Operating Expenses

In light of the lowered revenue and gross profit levels, the Company reduced its selling, general and administrative expenses (“SG&A”) by 6.9% from $166.8 million (excluding special charges discussed below) in the second quarter of fiscal 2002 to $155.3 million in fiscal 2003. The $11.5 million decrease in SG&A is attributable to the Company’s highly variable cost structure and continuing cost-cutting efforts taken to counter the effects of the sluggish economy and to a limited extent, the elimination in the current year of goodwill amortization (approximately $2.1 million in the second quarter of fiscal 2002). These cost-cutting measures also resulted in a decrease in SG&A as a percentage of net sales, to 3.88% in the second quarter of fiscal 2003 from 4.03% in the second quarter of fiscal 2002.

In addition, special pre-tax charges of $20.0 million (see Note 7) were recognized in the second quarter of fiscal 2002. These special charges relate to write-offs for the disposal of software products previously acquired for internal use ($15.2 million) and impairment of certain Internet-related investments ($4.8 million). The vast majority ($14.3 million) of the software write-off relates to the cost of inventory management software. The software was initially purchased in order to reduce inventory levels and achieve transportation efficiencies. In fiscal 2002, the Company reevaluated the decision to implement the software and determined that, based on other operational improvements already achieved, the costs of implementing the software would exceed the related benefits. Based on this reevaluation, the software was fully written off with no portion ever being implemented.

Operating Income

During the second quarter of fiscal 2003, the Company made the decision to close its operations in Hungary. Charges and other operating losses from exiting Hungary totaled approximately $2.0 million during the second quarter of fiscal 2003. The Company continues to evaluate its risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) around the world and will consider further actions to the extent necessary to reduce the Company’s overall risk. To the extent the Company decides to close additional operations, the Company may incur charges and operating losses related to such closure, as well as recognize a portion of its cumulative translation adjustment (“CTA”) as a non-operating foreign currency exchange gain or loss. Of the Company’s total CTA loss of $70.0 million at July 31, 2002, $25.2 million relates to Latin America, with the remainder primarily relating to its European operations.

As a result of the factors described above, operating income in the second quarter of fiscal 2003 increased 48.3% to $55.4 million, or 1.39% of net sales, compared to $37.4 million, or .90% of net sales in the second quarter of fiscal 2002. On a pro forma basis, without the special charges in the second quarter of fiscal 2002, operating income declined slightly, while the operating margin of the Company remained flat at 1.39% of sales for the second quarter of both years.

Interest Expense and Net Foreign Currency Exchange Gains and Losses

Interest expense decreased from $15.9 million in the second quarter of fiscal 2002 to $6.5 million in the current quarter due to a significant decrease in the Company’s average outstanding indebtedness combined with a decrease in interest rates. Debt levels were brought down from the prior year as a result of the Company’s ability to generate cash through improved working capital management amid the decline in sales volume. In addition, interest rates were significantly reduced due to the Company’s ability to refinance revolving debt with $290.0 million of convertible subordinated debentures due 2021 at an interest rate of 2% per year during the fourth quarter of fiscal 2002 (see Note 6—Long-Term Debt of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002).

The Company realized a net foreign currency exchange gain of $3.6 million in the second quarter of fiscal 2003, as compared to a net foreign currency exchange loss of $0.3 million in the comparable quarter last year. The fluctuation from the prior year was attributable primarily to the Company’s operations in Europe, and to a lesser extent, its operations in Latin America. The European gain can be attributed to the strengthening of the euro, as many of the Company’s payables are denominated in U.S. dollars, and the currency devaluation in Argentina, where the Company is in a net U.S. dollar monetary asset position.

Income Taxes

The provision for income taxes increased 140.5% to $17.3 million in the second quarter of fiscal 2003 compared to $7.2 million in the same period last year. The increase is attributable to an increase in the Company’s taxable income offset by a reduction in the Company’s estimated effective tax rate from 34.0% in the second quarter of fiscal 2002 to 33.0% in the current year. The change in the tax rate is primarily due to the elimination in the current year of the amortization of non-deductible goodwill in accordance with SFAS 142 (see Note 9 in the Notes to Consolidated Financial Statements).

Net Income

As a result of the factors described above, net income increased 152.1% to $35.3 million, or $.60 per diluted share, compared to $14.0 million, or $.25 per diluted share, in the second quarter of the prior year. On a pro forma basis, without the special charges incurred in the second quarter of fiscal 2002, net income increased $8.1 million or 29.7% from last year’s balance of $27.2 million. Pro forma net income, as a percentage of sales, increased from .66% in the second quarter of fiscal 2002 to ..88% in the corresponding period for fiscal 2003. As the Company was able to maintain stable operating margins on lower sales levels, the 22 basis point increase can be attributed to the reduction in interest expense, the gain on foreign currency exchange, and the reduction in the income tax rate.

Six Months Ended July 31, 2002 and 2001

Net Sales

Consolidated net sales were $7.9 billion in the first half of fiscal 2003 compared to $8.8 billion in the comparable semester of last year, a decline of 10.2% year over year, primarily due to continued lower demand for technology-related products and services throughout the world and the decision of certain vendors to further pursue a direct model, offset slightly by a surge in our Microsoft licensing business related to Microsoft’s Upgrade Advantage and Software Assurance programs during the second quarter of fiscal 2003. On a regional basis, the Company’s first half U.S. sales fell 16.9%. On a local currency basis European sales were down from the comparable semester in the prior year by 3.5%, however, due to a strengthening of the euro were essentially flat in terms of U.S. dollars. Other International sales fell 15.4% compared to the first six months of last year due to economic turmoil in South America, most notably in Argentina and Brazil. Due to total international sales falling at a slower rate than those in the U.S., the Company’s percentage of international sales increased to 51% in the first semester of fiscal 2003 from approximately 47% in the first semester of the prior year.

Gross Profit

Gross margin decreased 9 basis points to 5.30% in the first semester of fiscal 2003 compared to 5.39% in the first semester of fiscal 2002, due in part to the lower margins realized on the sales of the Microsoft licensing business described above. The lower sales combined with slightly lower gross margins resulted in a decline in gross profit of 11.7% or $55.8 million from $475.4 million in the first six months of fiscal 2002 to $419.6 million in the first six months of fiscal 2003.

Operating Expenses

Commensurate with the sales decline, the Company reduced its SG&A by 10.8% from $346.6 million (excluding special charges discussed below) in the first semester of fiscal 2002 to $309.2 million in fiscal 2003. The $37.4 million decrease in SG&A is attributable to the Company’s highly variable cost structure and continuing cost-cutting efforts taken to counter the effects of the sluggish economy and to a limited extent, the elimination in the current year of goodwill amortization (approximately $4.3 million in the first six months of fiscal 2002). These cost-cutting measures also resulted in a decrease in SG&A as a percentage of net sales, to 3.91% in the first half of fiscal 2003 from 3.93% in the first half of fiscal 2002.

In addition, special pre-tax charges of $20.0 million (see Note 7) were recognized in the first six months of fiscal 2002. As discussed previously, these special charges relate to the Company recording expenses for the disposal of software products previously acquired for internal use ($15.2 million) and the impairment of certain Internet-related investments ($4.8 million).

Operating Income

During the first six months of fiscal 2003, the Company made the decision to close both its operations in Norway and Hungary. Charges and other operating losses from exiting Norway and Hungary totaled approximately $2.4 and $2.0 million, respectively, during the first semester of fiscal 2003. As discussed above, the Company continues to evaluate its risk throughout its global network and will continue to take action where necessary to manage these risks.

As a result of the factors described above, operating income in the first six months of fiscal 2003 increased 1.5% to $110.4 million, or 1.39% of net sales, compared to $108.7 million, or 1.23% of net sales in the first six months of fiscal 2002. On a pro forma basis, excluding the special charges in the first semester of fiscal 2002, the operating margin of the Company decreased by seven basis points to 1.39% of sales for the first six months of 2003 from 1.46% for the first six months of 2002.

Interest Expense and Net Foreign Currency Exchange Gains and Losses

Interest expense decreased from $38.7 million in the first half of fiscal 2002 to $12.8 million in the first half of fiscal 2003 due to a significant decrease in the Company’s average outstanding indebtedness combined with a decrease in interest rates. The additional reasons cited above for the quarter versus quarter fluctuations in interest expense are also applicable to the six-month comparisons.

The Company realized a net foreign currency exchange gain of $7.5 million in the second quarter of fiscal 2003, as compared to a net foreign currency exchange loss of $0.6 million in the comparable quarter last year. The additional reasons cited above for the quarter versus quarter fluctuations in net foreign currency exchange gains and losses are also applicable to the six-month comparisons.

Income Taxes

The provision for income taxes increased 46.8% to $34.6 million in the first semester of fiscal 2003 compared to $23.6 million in the same period last year. The additional reasons cited above for the quarter versus quarter change in income taxes are also applicable to the six-month comparisons.

Net Income

As a result of the factors described above, net income increased 53.8% to $70.4 million, or $1.20 per diluted share, compared to $45.8 million, or $.83 per diluted share, in the first six months of the prior year. On a pro forma basis, without the special charges incurred in the first six months of fiscal 2002, net income increased $11.4 million or 19.4% from last year’s balance of $59.0 million. Pro forma net income, as a percentage of sales, increased from .67% in the first half of fiscal 2002 to .89% in the corresponding period for fiscal 2003. The 22 basis point increase was due primarily to the reduction in interest expense, the gain on foreign currency exchange, and the reduction in the income tax rate, offset in part by the reduction in operating margin.

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

Inventory

Tech Data values its inventory at the lower of its cost or market value. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign-sourced product, and assumptions about future demand. Market conditions that are less favorable than those projected by management may require additional inventory write-downs which could have an adverse effect on the Company’s financial results.

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors, however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed by the Company and the vendor. Cooperative advertising allowances are generally required by the vendor to be used by Tech Data exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of selling, general and administrative expenses as the related marketing expenses are recognized. The Company records unrestricted volume rebates received as a reduction of inventory and recognizes the incentives as a reduction of cost of sales when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

In addition, the Company receives early payment discounts from certain of its vendors. The Company records early payment discounts received as a reduction of inventory and recognizes the discount as a reduction of cost of sales when the related inventory is sold.

Intangible Assets

The Company examines the carrying value of its excess of cost over fair value of acquired net assets (goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements. However, during the second quarter of fiscal 2002, the Company recorded a total special charge of approximately $15.2 million for certain of its software investments.

The Company’s capitalized software has been obtained or developed for internal use only. Development and acquisition costs are capitalized for computer software only when management authorizes and commits to funding a computer software project through the approval of a Capital Expenditure Requisition, and the software project is either for the development of new software, to increase the life of existing software or to add significantly to the functionality of existing software. Once these requirements have been met, capitalization would begin at the point that conceptual formulation, evaluation, design, and testing of possible software project alternatives have been completed. Capitalization ceases when the software project is substantially complete and ready for its intended use.

In addition to meeting the above requirements the costs must qualify as capitalizable. Costs of computer software developed or obtained for internal use that are capitalized include external direct costs of materials and services consumed in developing or obtaining internal-use computer software (this includes the cost of the software package and external consulting fees and related expenses incurred for software application development and/or implementation) and payroll and payroll-related costs for the Company’s information technology (“IT”) programmers performing software coding and testing activities directly associated with the internal-use computer software project. Prepaid maintenance fees associated with a software application are accounted for separately from the related software and amortized over the life of the maintenance agreement. General, administrative, overhead, training, data conversion processes, and maintenance costs, as well as the costs associated with the preliminary project and post implementation stages are expensed as incurred.

The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods generally ranging from three to seven years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed and its fit in the Company’s overall strategy. It has been the Company’s policy to amortize personal computer-related software, such as spreadsheet and word processing applications, over three years which reflects the rapid changes in personal computer software. Mainframe software licenses are amortized over five years, which is in line with the longer economic life of mainframe systems compared to personal computer systems. Finally, strategic applications such as enterprise-wide and customer relationship management systems are generally amortized over seven years.

Investments in Equity Securities

Tech Data’s portfolio of investments in equity securities ($2.4 million at July 31, 2002) is monitored for impairment on a periodic basis. These holdings are inherently risky because most of these companies are privately-held emerging technology entities with products or technologies they have under development still in the early stages, and which may never become successful. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry and the company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Deferred Taxes

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

Deferred tax assets have been recorded for net operating loss carry forwards and other deductible temporary differences. The Company’s deferred tax assets relate to subsidiary operations located in different countries with separate taxing jurisdictions. Although aggregate foreign operations generate pretax income, certain subsidiaries have a history of net operating losses, therefore it was determined that certain deferred tax assets would not be realized. Accordingly, a deferred tax valuation allowance was established.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $244.9 million during the first six months of fiscal 2003 was primarily attributable to net income from operations of $70.4 million combined with a decrease in accounts receivable and inventories offset by an increase in prepaid and other assets.

Net cash used in investing activities of $24.9 million during the first six months of fiscal 2003 was attributable to the continuing investment related to the expansion of the Company’s management information systems, office facilities and equipment for its logistics centers. The Company expects to make capital expenditures of approximately $75.0 million during fiscal 2003 to further expand or upgrade its IT systems, logistics centers and office facilities. Tech Data continues to make significant investments to implement new IT systems and upgrade its existing IT infrastructure in order to meet its changing business requirements. These implementations and upgrades occur at various levels throughout the Company and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While the Company believes it will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on the Company’s business.

Net cash provided by financing activities of $28.4 million during the first six months of fiscal 2003 reflects the proceeds received of $27.0 million from stock option exercises and purchases made through the Company’s Employee Stock Purchase Plan, net borrowings on the Company’s revolving credit loans of $2.0 million offset by principal payments on long-term debt of $0.6 million.

As of July 31, 2002, the Company maintained a $520.0 million revolving credit facility with a syndicate of banks which expires in May 2003. Effective September 13, 2002, the Company exercised its option to irrevocably reduce this revolving credit facility from $520.0 million to $250.0 million. The Company pays interest under this revolving credit facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. Additionally, the Company currently maintains a $500.0 million Receivables Securitization Program with a syndicate of banks expiring in May 2003. The Company pays interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains other lines of credit and overdraft facilities totaling approximately $700.0 million.

The aforementioned credit facilities currently total approximately $1.5 billion (following the aforementioned reduction effective September 13, 2002), of which $98.0 million was outstanding at July 31, 2002. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. The Company was in compliance with all such covenants as of July 31, 2002.

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

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2002, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at July 31, 2002 was approximately $8.0 million. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data records tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company’s leasing activities available under the synthetic lease facility is $140.0 million (of which the Company had utilized $122.4 million at July 31, 2002). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $106.5 million at July 31, 2002.

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

The Company attempts to control losses on credit sales by closely monitoring customers’ creditworthiness through its IT systems, which contain detailed information on each customer’s payment history and other relevant information. The Company has obtained credit insurance that insures a percentage of the credit extended by the Company to certain of its international customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. The Company also sells products on a prepay, credit card, cash on delivery and floor plan basis.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. Among other provisions, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 145 will have on its consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on its consolidated financial position and results of operations.

Comments on Forward-Looking Information

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99-A to its Quarterly Report on Form 10-Q for the three months ended July 31, 2002 outlines cautionary statements and identifies important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; the general economy including the length and severity of the current economic downturn; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the impact of changes in legislation surrounding taxes, import/export laws, etc.; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99-A.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. No material changes have occurred in the Company’s market risks since January 31, 2002.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

One of the Company’s European subsidiaries has been audited related to various VAT matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2.     Changes in Securities and Use of Proceeds

Not Applicable

ITEM 3.     Defaults Upon Senior Securities

Not Applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

At the 2002 Annual Meeting of Shareholders held June 4, 2002, the shareholders approved the following items:

1.
A proposal to approve the election of one director, Maximilian Ardelt, term to expire in 2004 and the election of three directors, James M. Cracchiolo, Jeffery P. Howells and David M. Upton, terms to expire in 2005. Director’s Charles E. Adair, Daniel M. Doyle, Kathy Misunas, Steven A. Raymund and John Y. Williams will continue in office for their respective terms. The vote upon such proposal was as follows:

	For	Against
M. Ardelt	50,666,324	556,016
J. Cracchiolo	50,676,163	546,177
J. Howells	43,850,912	7,371,428
D. Upton	50,676,648	545,692

2.	A proposal to approve an amendment to the Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

The vote upon such proposal was 28,963,336 in favor and 22,259,004 against.

3.	A proposal to approve the Executive Compensation and Incentive Bonus Plan.

The vote upon such proposal was 48,147,100 in favor and 3,075,240 against.

ITEM 5.     Other Information

Not Applicable

ITEM 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99-A—Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(b)    Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors and Chief Executive Officer	September 13, 2002

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 13, 2002

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	September 13, 2002

CERTIFICATIONS

I, Steven A. Raymund, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ STEVEN A. RAYMUND
Steven A. Raymund Chairman of the Board of Directors and Chief Executive Officer

I, Jeffery P. Howells, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002	/s/ JEFFERY P. HOWELLS
Jeffery P. Howells Executive Vice President and Chief Financial Officer