Form 10-Q
period 2002-10-31
TECH DATA CORP
filed 2002-12-10
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at November 25, 2002
Common stock, par value $.0015 per share	56,472,421

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2002

Part I. Financial Information

Item 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	October 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$496,748	$257,927
Accounts receivable, less allowance for doubtful accounts of $61,767 and $60,155	1,631,890	1,702,957
Inventories	961,268	910,823
Prepaid and other assets	147,922	99,823

Total current assets	3,237,828	2,971,530
Property and equipment, net	136,962	136,044
Excess of cost over fair value of acquired net assets, net	309,299	269,103
Other assets, net	106,845	81,653

	$3,790,934	$3,458,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$11,227	$86,046
Current portion of long-term debt	301,289	1,092
Accounts payable	1,262,772	1,193,033
Accrued expenses	358,697	305,439

Total current liabilities	1,933,985	1,585,610
Long-term debt	313,540	612,335

Total liabilities	2,247,525	2,197,945

Minority interest	—	452

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 56,463,583 and 55,454,433 issued and outstanding	85	83
Additional paid-in capital	651,661	618,680
Retained earnings	948,235	845,008
Accumulated other comprehensive income (loss)	(56,572)	(203,838)

Total shareholders’ equity	1,543,409	1,259,933

	$3,790,934	$3,458,330

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net sales	$3,810,719	$4,215,951	$11,727,858	$13,032,527
Cost of products sold	3,603,831	3,987,736	11,101,405	12,328,957

Gross profit	206,888	228,215	626,453	703,570
Selling, general and administrative expenses	152,863	168,874	462,056	515,515
Special charges (see Note 7)	—	7,000	—	27,000

Operating income	54,025	52,341	164,397	161,055
Interest expense, net	4,046	9,223	16,847	47,934
Net foreign currency exchange (gain) loss	985	(76)	(6,480)	554

Income before income taxes	48,994	43,194	154,030	112,567
Provision for income taxes	16,168	14,686	50,803	38,273

Net income	$32,826	$28,508	$103,227	$74,294

Net income per common share:
Basic	$.58	$.52	$1.84	$1.37

Diluted	$.57	$.51	$1.77	$1.34

Weighted average common shares outstanding:
Basic	56,447	54,448	56,183	54,144

Diluted	62,382	61,090	62,548	55,242

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended October 31,
	2002	2001
Cash flows from operating activities:
Cash received from customers	$11,895,172	$13,354,964
Cash paid to suppliers and employees	(11,508,523)	(12,395,979)
Interest paid	(12,199)	(46,252)
Income taxes paid	(44,148)	(56,450)

Net cash provided by operating activities	330,302	856,283

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,125)	—
Expenditures for property and equipment	(22,418)	(25,506)
Software and development costs	(26,410)	(13,607)

Net cash used in investing activities	(49,953)	(39,113)

Cash flows from financing activities:
Proceeds from the issuance of common stock	27,721	25,052
Net repayments under revolving credit loans	(84,704)	(727,652)
Principal payments on long-term debt	(899)	(443)

Net cash used in financing activities	(57,882)	(703,043)

Effect of exchange rate changes on cash	16,354	(3,391)

Net increase in cash and cash equivalents	238,821	110,736
Cash and cash equivalents at beginning of period	257,927	138,925

Cash and cash equivalents at end of period	$496,748	$249,661

Reconciliation of net income to net cash provided by operating activities:
Net income	$103,227	$74,294

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,069	48,126
Special charges	—	27,000
Provision for losses on accounts receivable	22,803	30,892
(Increase) decrease in assets:
Accounts receivable	167,314	322,439
Inventories	20,179	502,419
Prepaid and other assets	(48,176)	(41,373)
Increase (decrease) in liabilities:
Accounts payable	502	(125,968)
Accrued expenses	26,384	18,454

Total adjustments	227,075	781,989

Net cash provided by operating activities	$330,302	$856,283

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation and Seasonality

The consolidated financial statements and related notes included herein have been prepared by Tech Data Corporation (the “Company” or “Tech Data”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of Tech Data Corporation and subsidiaries as of October 31, 2002 and the results of their operations for the three and nine months ended October 31, 2002 and 2001, and their cash flows for the nine months ended October 31, 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by the Company. The Company’s narrow operating margins may magnify the impact of these factors on its operating results. Specific historical seasonal variations in the Company’s operating results have included a reduction of demand in Europe during the summer months, but an increase in demand in Europe during the Company’s fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. In addition, the product cycle of major products may materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the nine months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2003. In addition, certain prior year balances have been reclassified to conform with the current year presentation.

Note 2 – Net Income Per Common Share

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

	2002			2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Three months ended October 31,
Basic EPS	$32,826	56,447	$.58	$28,508	54,448	$.52

Effect of dilutive securities:
Stock options	—	602		—	1,309
5% convertible subordinated notes	2,513	5,333		2,475	5,333

Diluted EPS	$35,339	62,382	$.57	$30,983	61,090	$.51

Nine months ended October 31,
Basic EPS	$103,227	56,183	$1.84	$74,294	54,144	$1.37

Effect of dilutive securities:
Stock options	—	1,032		—	1,098
5% convertible subordinated notes	7,538	5,333		—	—

Diluted EPS	$110,765	62,548	$1.77	$74,294	55,242	$1.34

Note 2 – Net Income Per Common Share (continued)

For the three and nine months ended October 31, 2002, there were 3,084,272 and 2,018,043 shares, respectively, excluded from the computation of diluted earnings per share as such options have an exercise price in excess of the average market value for the respective periods. For the comparable periods ended October 31, 2001, there were 1,147,338 and 1,370,693 shares, respectively, excluded from the computation of diluted earnings per share. The effect of the assumed conversion of the 5% convertible subordinated notes was anti-dilutive for the nine months ended October 31, 2001, and was excluded from the calculation of diluted earnings per share for this period. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the contingent conversion feature which requires the market price of the common stock to exceed the price set at issuance by a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share.

Since January 31, 2002, approximately one million shares of common stock have been issued for benefit plans and stock options exercised.

Note 3 – Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income (loss).” For Tech Data, other comprehensive income (loss) is comprised of changes in the Company’s foreign currency translation adjustment (“CTA”) account.

Comprehensive income (loss), net of taxes, for the three and nine months ended October 31, 2002 and 2001 is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Comprehensive income (loss):
Net income	$32,826	$28,508	$103,227	$74,294
Other comprehensive income (loss)	13,499	16,865	147,266	(33,776)

Total	$46,325	$45,373	$250,493	$40,518

Note 4 – Segment Information

Tech Data operates predominantly in a single industry segment as a wholesale provider of information technology products, related logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. These geographic segments are 1) the United States, 2) Europe (including the Middle East) and 3) Other International (Canada, South America, and export sales to Latin America and the Caribbean from the U.S.). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on operating income.

Note 4 – Segment Information (continued)

Financial information by geographic segment is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net sales to unaffiliated customers
United States	$1,793,985	$2,193,493	$5,671,293	$6,858,335
Europe	1,776,614	1,733,038	5,272,110	5,241,181
Other International	240,120	289,420	784,455	933,011

Total	$3,810,719	$4,215,951	$11,727,858	$13,032,527

Operating income(a)
United States	$40,703	$41,339	$113,436	$108,227
Europe	9,878	7,871	37,200	38,869
Other International	3,444	3,131	13,761	13,959

Total	$54,025	$52,341	$164,397	$161,055

Depreciation and amortization
United States	$5,926	$8,594	$20,160	$25,508
Europe	5,610	7,050	16,032	19,840
Other International	531	859	1,877	2,778

Total	$12,067	$16,503	$38,069	$48,126

Capital expenditures
United States	$12,623	$2,903	$19,434	$12,762
Europe	11,409	14,991	28,921	21,562
Other International	203	1,012	473	4,789

Total	$24,235	$18,906	$48,828	$39,113

Identifiable assets
United States	$1,338,520	$1,382,689	$1,338,520	$1,382,689
Europe	2,192,683	2,058,725	2,192,683	2,058,725
Other International	259,731	329,592	259,731	329,592

Total	$3,790,934	$3,771,006	$3,790,934	$3,771,006

Goodwill, net(b)
United States	$2,966	$3,072	$2,966	$3,072
Europe	300,453	275,220	300,453	275,220
Other International	5,880	5,850	5,880	5,850

Total	$309,299	$284,142	$309,299	$284,142

(a)
The amounts shown above include $7.0 and $27.0 million in pre-tax special charges for the three and nine months ended October 31, 2001, respectively. Of these charges, $5.5 million and $25.5 million related to U.S. operations for the three and nine months ended October 31, 2001, respectively, and $1.5 million related to European operations for the three and nine months ended October 31, 2001.

(b)	Other than approximately $.6 million incurred to acquire businesses in Europe, the change in net goodwill since year-end is due solely to fluctuations in exchange rates.

Note 5 – Revolving Credit Loans

The Company has an agreement (the “Receivables Securitization Program”) with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $500.0 million. Under this program, which expires in May 2003, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity (balances included in accounts receivable were $620.0 million and $664.0 million as of October 31, 2002 and January 31, 2002, respectively). As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

The Company also maintains a Multi-currency Revolving Credit Facility with a syndicate of banks, that allows the Company to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in May 2003, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $690.0 million at October 31, 2002 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At October 31, 2002, the Company was in compliance with all such covenants.

Note 6 – Supplemental Cash Flow Information

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded an income tax benefit of approximately $4.9 million during each of the nine-month periods ended October 31, 2002 and 2001, related to the exercise of employee stock options.

The $300.0 million of convertible subordinated debentures bearing interest at 5.0% per year became current as of July 31, 2002, and will be redeemed in December 2002 at a price of 101%, or $303 million plus interest accrued to the redemption date. Unamortized deferred debt issuance costs associated with the issuance of the debentures are not significant. The redemption will be funded through a combination of cash on hand and borrowings under the Company’s revolving credit loans.

Note 7 – Special Charges (Asset & Investment Impairment)

During the quarter ended October 31, 2001, the Company recorded special charges of $7.0 million before taxes ($27.0 million for the nine months ended October 31, 2001) as follows (amounts in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Disposal of certain long-lived assets	$—	$4.9	$—	$5.8
Write-off of inventory management software	—	—	—	14.3
Impairment of Internet-related investments	—	0.6	—	5.4
Impairment of logistics center development costs	—	1.5	—	1.5

Total special charges	$—	$7.0	$—	$27.0

This total is presented separately as a component of income from operations in the Consolidated Statement of Income, and, with the exception of the $1.5 million in German logistics center development costs discussed below, relates entirely to the Company’s U.S. operations.

The Company recognized special charges of $4.9 million for the three months ended October 31, 2001 ($5.8 million for the nine months ended October 31, 2001) related to a variety of small software enhancements and tools that were no longer being used due to either their replacement with more current software or changes in the business, which have rendered this software useless. For the nine months ended October 31, 2001,

Note 7 – Special Charges (Asset & Investment Impairment) (continued)

$14.3 million was recognized related to the write-off of inventory management software purchased at the end of fiscal 2000 and capitalized as construction in progress, in conjunction with the Company’s internal enterprise transformation project. Prior to development and implementation of this inventory management software, the Company determined that it had already achieved the desired inventory metrics, including owned inventory, days of supply and fill rates, through enhancements to existing systems and other process improvements, including the creation of a new purchasing division. As a result, a new cost benefit analysis was performed, which indicated that the anticipated benefits no longer supported the costs to be expended implementing the software.

The Company also recognized $0.6 million for the three months ended October 31, 2001 ($5.4 million for the nine months ended October 31, 2001) of special charges for the impairment of the Company’s investments in the equity securities of certain privately-held, Internet-related companies. Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appeared to be other than temporary, and raised substantial doubts about the Company’s ability to recoup its full investment.

Finally, the Company wrote off $1.5 million of costs during the three and nine months ended October 31, 2001 associated with the development of a new logistics center in Germany. The construction of this facility has been indefinitely deferred as a result of the economic downturn.

Note 8 – Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now generally recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 146 will have on its consolidated financial position and results of operations.

Note 9 – Goodwill and Other Intangible Assets

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

Note 9 – Goodwill and Other Intangible Assets (continued)

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS 142 as if it were adopted on February 1, 2001 (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net income:
Reported net income	$32,826	$28,508	$103,227	$74,294
Add: Goodwill amortization, net of tax	—	2,156	—	6,384

Pro forma net income	$32,826	$30,664	$103,227	$80,678

Basic earnings per share:
As reported	$.58	$.52	$1.84	$1.37

Pro forma	$.58	$.56	$1.84	$1.49

Diluted earnings per share:
As reported	$.57	$.51	$1.77	$1.34

Pro forma	$.57	$.54	$1.77	$1.46

As of October 31, 2002, goodwill amounted to $309.3 million, which included $.6 million added during the first nine months of fiscal 2003, incurred to acquire businesses in Europe. There were no other changes to goodwill during the third quarter with the exception of changes resulting from fluctuations in foreign currency exchange rates. Included within other assets are intangible assets of $59.9 million and $39.8 million as of October 31, 2002 and January 31, 2002, respectively, as follows (in thousands):

	As of October 31, 2002			As of January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$116,233	$61,793	$54,440	$86,795	$52,675	$34,120
Customer list	9,107	3,898	5,209	7,909	2,792	5,117
Other intangible assets	2,302	2,065	237	2,828	2,284	544

Total	$127,642	$67,756	$59,886	$97,532	$57,751	$39,781

Aggregate amortization expense for the three and nine months ended October 31, 2002 amounted to $2.5 million and $7.9 million, respectively. Estimated amortization expense of currently capitalized costs for current and succeeding fiscal years are as follows (in thousands):

Fiscal year:
2003	$10,800
2004	10,200
2005	9,400
2006	7,700
2007	6,200

In addition, the Company capitalized intangible asset expenditures related solely to software and development costs of $15.6 million and $26.4 million for the three and nine months ended October 31, 2002, respectively, with a weighted average amortization period of approximately nine years for both periods.

Note 10 – Contingencies

One of the Company’s European subsidiaries has been audited related to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is management’s opinion, based upon the opinion

Note 10 – Contingencies (continued)

of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements within this Quarterly Report on Form 10-Q are “forward-looking statements” as described in the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Please refer to the cautionary statements and important factors discussed in Exhibit 99-A to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002 for further information.

The following table sets forth the percentage of cost and expenses to net sales derived from the Company’s Consolidated Statement of Income for the three and nine months ended October 31, 2002 and 2001 as follows:

	Percentage of net sales
	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
United States	47.08%	52.03%	48.36%	52.62%
Europe	46.62	41.11	44.95	40.22
Other International	6.30	6.86	6.69	7.16

Net sales	100.00	100.00	100.00	100.00
Cost of products sold	94.57	94.59	94.66	94.60

Gross profit	5.43	5.41	5.34	5.40
Selling, general and administrative expenses	4.01	4.01	3.94	3.96
Special charges (see Note 7)	—	.16	—	.20

Operating income	1.42	1.24	1.40	1.24
Interest expense, net	.11	.22	.14	.38
Net foreign currency exchange (gain) loss	.02	—	(.05)	—

Income before income taxes	1.29	1.02	1.31	.86
Provision for income taxes	.43	.34	.43	.29

Net income	.86%	.68%	.88%	.57%

Results of Operations

Three Months Ended October 31, 2002 and 2001

Net Sales

Consolidated net sales were $3.8 billion in the third quarter of fiscal 2003 compared to $4.2 billion in the comparable quarter last year, a decline of 9.6% year over year, primarily due to continued lower demand for technology-related products and services throughout the world and the decision of certain vendors to further pursue a direct model. On a regional basis, the Company’s third quarter U.S. sales fell 17.6%. On a local currency basis, European sales were down 5.2% from the comparable quarter in the prior year; however, due to a strengthening of the euro, sales were actually 2.5% higher than last year in terms of U.S. dollars. Other International sales fell 17.0% compared to the third quarter of last year, due to significant economic problems in South America, most notably in Argentina and Brazil. Due to total international sales falling at a slower rate than those in the U.S., the Company’s percentage of international sales increased to 53% in the third quarter of fiscal 2003 from approximately 48% in the third quarter of the prior year.

The Company generated approximately 32% of its net sales in the third quarter of fiscal 2003 from products purchased from Hewlett-Packard Company (“HP”) and Compaq Computer Corporation, which HP recently acquired. HP has communicated that it intends to continue to increase the level of business it transacts directly with end-users and/or resellers in certain product categories, customer segments and/or geographies. As discussed above, the Company’s net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business (HP’s printer business has not been affected). In addition, HP is in the process of modifying its general business terms and conditions on a worldwide basis. At this time, it is too early to determine the impact, positive or negative, these changes may have on the results of operations of the Company.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased 2 basis points to 5.43% in the third quarter of fiscal 2003 compared to 5.41% in the third quarter of fiscal 2002. The lower sales levels being offset by slightly higher gross margins resulted in a gross profit decrease of 9.35% or $21.3 million from $228.2 million in the third quarter of fiscal 2002 to $206.9 million in the third quarter of fiscal 2003.

Operating Expenses

In light of the lowered sales and gross profit levels, the Company reduced its selling, general and administrative expenses (“SG&A”) by 9.5% from $168.9 million (excluding special charges discussed below) in the third quarter of fiscal 2002 to $152.9 million in fiscal 2003. The $16.0 million decrease in SG&A is attributable to the Company’s highly variable cost structure and cost-cutting efforts taken to counter the effects of the sluggish economy, and to a limited extent, the elimination in the current year of goodwill amortization (approximately $2.2 million in the third quarter of fiscal 2002). SG&A would have decreased even further in U.S. dollar terms had it not been for the euro strengthening against the dollar. In spite of lowered sales volume, SG&A as a percentage of net sales remained constant at 4.01% in the third quarter of fiscal 2003, compared to the third quarter of fiscal 2002.

Special charges of $7.0 million were recognized in the third quarter of fiscal 2002. These special charges relate to the Company recording a) the write-off of previously capitalized software costs ($4.9 million); b) the impairment of certain Internet-related investments ($.6 million); and c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred.

Operating Income

As a result of the factors described above, operating income in the third quarter of fiscal 2003 increased 3.2% to $54.0 million, or 1.42% of net sales, compared to $52.3 million, or 1.24% of net sales in the third quarter of fiscal 2002. On a pro forma basis, excluding the special charges, operating income fell 9.0% from the third quarter of fiscal 2002, whereas the operating margin of the Company increased slightly from 1.41% of sales in 2002 to 1.42% in the third quarter of fiscal 2003.

Interest Expense and Net Foreign Currency Exchange Gains and Losses

Interest expense decreased from $9.2 million in the third quarter of fiscal 2002 to $4.0 million in the current quarter due to a significant decrease in the Company’s average outstanding indebtedness combined with a decrease in interest rates. Debt levels were brought down from the prior year as a result of the Company’s ability to generate cash through improved working capital management amid the decline in sales volume. In addition, interest rates were significantly reduced due to the Company’s ability to refinance revolving debt with $290.0 million of convertible subordinated debentures due 2021 at an interest rate of 2% per year during the fourth quarter of fiscal 2002.

The Company realized a net foreign currency exchange loss of $1.0 million in the third quarter of fiscal 2003, as compared to a net foreign currency exchange gain of $0.1 million in the comparable quarter last year. The fluctuation from the prior year is attributable primarily to the Company’s operations in Europe, and to a lesser extent, its operations in Latin America. The European loss can be attributed to the net effect of non-euro countries holding various positions against the euro and U.S. dollar. In Latin America, the loss is primarily due to Brazil’s highly volatile currency.

Income Taxes

The provision for income taxes increased 10.1% to $16.2 million in the third quarter of fiscal 2003 compared to $14.7 million in the same period last year. The increase is attributable to an increase in the Company’s taxable income offset by a reduction in the Company’s estimated effective tax rate from 34.0% in the third quarter of fiscal 2002 to 33.0% in the current year. The change in the tax rate is primarily due to the elimination in the current year of the amortization of non-deductible goodwill in accordance with SFAS 142 (see Note 9 in the Notes to Consolidated Financial Statements). While the tax rate is expected to remain at 33.0% in the fourth quarter of fiscal 2003, it could be impacted by pending changes in German tax laws as well as the exit from Argentina and the repatriation of capital from Europe.

Net Income

As a result of the factors described above, net income increased 15.2% to $32.8 million, or $.57 per diluted share, compared to $28.5 million, or $.51 per diluted share, in the third quarter of the prior year. On a pro forma basis, without the special charges incurred in the third quarter of fiscal 2002, net income decreased $.3 million or 0.9% from last year’s balance of $33.1 million. Pro forma net income, as a percentage of sales, increased from 0.79% in the third quarter of fiscal 2002 to .86% in the corresponding period for fiscal 2003. As the Company was able to maintain stable operating margins on lower sales levels, the 7 basis point increase can be attributed to the reduction in interest expense offset by the foreign currency exchange loss.

Nine Months Ended October 31, 2002 and 2001

Net Sales

Consolidated net sales were $11.7 billion in the first nine months of fiscal 2003 compared to $13.0 billion in the comparable period of last year, a decline of 10.0% year over year, primarily due to continued lower demand for technology-related products and services throughout the world and the decision of certain vendors to further pursue a direct model, offset slightly by a surge in our Microsoft licensing business related to Microsoft’s Upgrade Advantage and Software Assurance programs during the second quarter of fiscal 2003. On a regional basis, the Company’s U.S. sales fell 17.0%. On a local currency basis European sales were down from the comparable period in the prior year by 4.1%, however, due to a strengthening of the euro, were essentially flat in terms of U.S. dollars. Other International sales fell 15.9% compared to the first nine months of last year due to economic turmoil in South America, most notably in Argentina and Brazil. Due to total international sales falling at a slower rate than those in the U.S., the Company’s percentage of international sales increased to 52% in the nine month period of fiscal 2003 from approximately 47% in the same period of the prior year.

Gross Profit

Gross margin decreased 6 basis points to 5.34% in the first nine months of fiscal 2003 compared to 5.40% in fiscal 2002, due in part to the lower margins realized on the sales of the Microsoft licensing business described above. The lower sales combined with slightly lower gross margins resulted in a decline in gross profit of 11.0% or $77.1 million from $703.6 million in the first nine months of fiscal 2002 to $626.5 million in fiscal 2003.

Operating Expenses

In light of the lowered sales and gross profit levels, the Company reduced its SG&A by 10.4% from $515.5 million (excluding special charges discussed below) in the first nine months of fiscal 2002 to $462.1 million in fiscal 2003. The $53.4 million decrease in SG&A is attributable to the Company’s highly variable cost structure and cost-cutting efforts taken to counter the effects of the sluggish economy, and to a limited extent, the elimination in the current year of goodwill amortization (approximately $6.4 million in the first nine months of fiscal 2002). SG&A would have decreased even further in U.S. dollar terms had it not been for the euro strengthening against the dollar. These cost-controlling measures resulted in a decrease in SG&A as a percentage of net sales, to 3.94% in the first nine months of fiscal 2003 from 3.96% in the first nine months of fiscal 2002.

In addition, special pre-tax charges of $27.0 million (see Note 7) were recognized in the first nine months of fiscal 2002. As discussed previously, these special charges relate to the Company recording a) the write-off of previously capitalized software costs ($20.1 million); b) the impairment of certain Internet-related investments ($5.4 million); and c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred.

Operating Income

During the first six months of fiscal 2003, the Company made the decision to close both its operations in Norway and Hungary. Charges and other operating losses from exiting Norway and Hungary totaled approximately $2.4 and $2.0 million, respectively, during the first half of fiscal 2003. The Company continues to evaluate its risk throughout its global network and will continue to take action where necessary to manage these risks.

As a result of the factors described above, operating income in the first nine months of fiscal 2003 increased 2.1% to $164.4 million, or 1.40% of net sales, compared to $161.1 million, or 1.24% of net sales in fiscal 2002. On a pro forma basis, excluding the special charges in the first nine months of fiscal 2002, the operating margin of the Company decreased by 4 basis points to 1.40% of sales for the first nine months of 2003 from 1.44% for fiscal 2002.

Interest Expense and Net Foreign Currency Exchange Gains and Losses

Interest expense decreased from $47.9 million in the first nine months of fiscal 2002 to $16.8 million in the first nine months of fiscal 2003 due to a significant decrease in the Company’s average outstanding indebtedness combined with a decrease in interest rates. The additional reasons cited above for the quarter versus quarter fluctuations in interest expense are also applicable to the nine-month comparisons.

The Company realized a net foreign currency exchange gain of $6.5 million in the first nine months of fiscal 2003, as compared to a net foreign currency exchange loss of $0.6 million in the comparable period last year. The fluctuation from the prior year was attributable primarily to the Company’s operations in Europe, and to a lesser extent, its operations in Latin America. The European gain can be attributed to the strengthening of the euro, as many of the Company’s payables are denominated in U.S. dollars; whereas, in Latin America the gain is due to the currency devaluation in Argentina, where the Company has been in a net U.S. dollar monetary asset position.

Income Taxes

The provision for income taxes increased 32.7% to $50.8 million in the first nine months of fiscal 2003 compared to $38.3 million in the same period last year. The additional reasons cited above for the quarter versus quarter change in income taxes are also applicable to the nine-month comparisons.

Net Income

As a result of the factors described above, net income increased 38.9% to $103.2 million, or $1.77 per diluted share, compared to $74.3 million, or $1.34 per diluted share, in the first nine months of the prior year. On a pro forma basis, without the special charges incurred in the first nine months of fiscal 2002, net income increased $11.1 million or 12.1% from last year’s balance of $92.1 million. Pro forma net income, as a percentage of sales, increased from .71% in the first nine months of fiscal 2002 to .88% in the corresponding period for fiscal 2003. The 17 basis point increase was due primarily to the reduction in interest expense and the gain on foreign currency exchange, offset in part by the reduction in operating margin.

Forward-Looking Information

Sale and Liquidation of Subsidiaries

The Company has decided to exit its operations in Argentina and has negotiated the sale of this subsidiary to local management. As a result of this exit, the Company expects to incur operating losses or other charges in the fourth quarter of approximately $2 to $4 million, in addition to the realization of approximately $12 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is comprised of foreign currency translation adjustments (“CTA”) relating to the net assets of the Company’s international subsidiaries.

In addition, the Company is repatriating approximately $70 million of capital through the liquidation of one of its European financing companies, which will result in the realization of foreign currency exchange gains of approximately $10 million in the fourth quarter, previously recorded in shareholders’ equity as accumulated other comprehensive income (loss).

The Company continues to evaluate its risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) around the world and consider actions necessary to reduce the Company’s overall risk. To the extent the Company decides to close additional operations, the Company may incur charges and operating losses related to such closures, as well as recognize a portion of its accumulated other comprehensive income (loss) as a non-operating foreign currency exchange gain or loss. Of the Company’s total accumulated other comprehensive loss of $56.6 million at October 31, 2002, $25.7 million relates to Latin America, with the remainder relating to its European and Canadian operations.

Extinguishment of Debt

In December 2002, the Company plans to redeem its $300.0 million 5% convertible subordinated debentures at a price of 101%, or $303.0 million, plus interest accrued to the redemption date. The debentures are scheduled to mature on July 1, 2003; however, due to the Company’s strong cash position and the current low interest rate environment, the Company has elected to redeem this obligation prior to its maturity date. Including the $3.0 million call premium, which will be recorded as interest expense in the Company’s fourth quarter, the redemption of the debentures will result in net interest savings of approximately $2.8 million through the scheduled maturity date. On a pro forma basis, giving effect to the estimated net interest savings and the reduction in diluted weighted average shares outstanding of 5,333,100 shares into which the convertible subordinated debentures were previously convertible, the redemption will add approximately $.06 per diluted share, from the expected redemption date through the original July 1, 2003 maturity date. Unamortized deferred debt issuance costs associated with the issuance of the debentures are not significant. The redemption will be funded through a combination of cash on hand and borrowings under the Company’s revolving credit loans.

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment based upon our terms equivalent to FOB shipping point (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) our price must be fixed and determinable; and (4) the collectibility must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on such returns is recorded at the time of sale based upon historical experience.

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

Inventory

Tech Data values its inventory at the lower of its cost or market value. The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign-sourced product, and assumptions about future demand. Market conditions that are less favorable than those projected by management may require additional inventory write-downs that could have an adverse effect on the Company’s financial results.

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed by the Company and the vendor. Cooperative advertising allowances are generally required by the vendor to be used by Tech Data exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of selling, general and administrative expenses as the related marketing expenses are recognized. The Company records unrestricted volume rebates received as a reduction of inventory and recognizes the incentives as a reduction of cost of sales when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

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

In addition to meeting the above requirements the costs must qualify as capitalizable. Costs of computer software developed or obtained for internal use that are capitalized include external direct costs of materials and services consumed in developing or obtaining internal-use computer software (this includes the cost of the software package and external consulting fees and related expenses incurred for software application development and/or implementation) and payroll and payroll-related costs for the Company’s information technology (“IT”) programmers performing software coding and testing activities (including development of data conversion programs) directly associated with the internal-use computer software project. Prepaid maintenance fees associated with a software application are accounted for separately from the related software and amortized over the life of the maintenance agreement. General, administrative, overhead, training, non-development data conversion processes, and maintenance costs, as well as the costs associated with the preliminary project and post implementation stages are expensed as incurred.

The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed and its fit in the Company’s overall strategy. It has been the Company’s policy to amortize personal computer-related software, such as spreadsheet and word processing applications, over three years which reflects the rapid changes in personal computer software. Mainframe software licenses are amortized over five years, which is in line with the longer economic life of mainframe systems compared to personal computer systems. Finally, strategic applications such as customer relationship management and enterprise-wide systems are amortized over seven to ten years.

Investments in Equity Securities

Tech Data’s portfolio of investments in equity securities ($2.4 million at October 31, 2002) is monitored for impairment on a periodic basis. These holdings are inherently risky because most of these companies are privately-held emerging technology entities with products or technologies they have under development still in the early stages, and which may never become successful. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry and the company’s relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Quarterly Data - Seasonality

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

Liquidity and Capital Resources

Net cash provided by operating activities of $330.3 million during the first nine months of fiscal 2003 was primarily attributable to net income from operations of $103.2 million combined with decreases in accounts receivable and inventories and an increase in accrued expenses, offset by an increase in prepaid and other assets. Net cash used in investing activities of $50.0 million during the first nine months of fiscal 2003 was attributable to the continuing investment related to the expansion of the Company’s management information systems, office facilities and equipment for its logistics centers. The Company expects to make capital expenditures of approximately $65 to $70 million during fiscal 2003 to further expand or upgrade its IT systems, logistics centers and office facilities. Tech Data continues to make significant investments to implement new IT systems and upgrade its existing IT infrastructure in order to meet its changing business requirements. These implementations and upgrades occur at various levels throughout the Company and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. The Company is in the process of upgrading to the most current version of SAP business management software throughout Europe. While the Company believes it will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on the Company’s business.

Net cash used in financing activities of $57.9 million during the first nine months of fiscal 2003 reflects the proceeds received of $27.7 million from stock option exercises and purchases made through the Company’s Employee Stock Purchase Plan, net of repayments on the Company’s revolving credit loans of $84.7 million and principal payments on long-term debt of $0.9 million.

As of October 31, 2002, the Company maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in May 2003. The Company pays interest on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. Additionally, the Company currently maintains a $500.0 million Receivables Securitization Program with a syndicate of banks expiring in May 2003. The Company pays interest on advances under the Receivables Securitization

Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, the Company maintains other lines of credit and overdraft facilities totaling approximately $690 million to support its worldwide operations.

The aforementioned credit facilities currently total approximately $1.4 billion, of which $11.0 million was outstanding at October 31, 2002. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. The Company was in compliance with all such covenants as of October 31, 2002.

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds the price set at issuance by a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the option of the Company at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels.

On July 1, 1998, the Company issued $300.0 million of convertible subordinated debentures due July 1, 2003. The debentures bear interest at 5% per year and are convertible any time prior to maturity into shares of common stock at a conversion price of approximately $56.25 per share. The debentures are convertible into 5,333,100 shares of the Company’s common stock. As described earlier, the Company plans to redeem this debt in December 2002.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2002, the Company had not issued any debt or equity securities, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at October 31, 2002 was approximately $9.7 million. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data records tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company’s leasing activities available under the synthetic lease facility is $140.0 million (of which the Company had utilized $126.2 million at October 31, 2002). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $109.8 million at October 31, 2002.

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

Comments on Forward-Looking Information

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company, in Exhibit 99-A to its Quarterly Report on Form 10-Q for the three months ended October 31, 2002 outlines cautionary statements and identifies important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; potential material decline in net sales if major suppliers significantly increase the level of business they transact directly with end users and/or resellers; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; the general economy including the length and severity of the current economic downturn; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the impact of changes in income tax legislation; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting the Company’s business and prospects are contained in the Company’s periodic filings with the Securities and Exchange Commission, copies of which can be obtained at the Company’s Investor Relations website at www.techdata.com. Forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the information included within the aforementioned Exhibit 99-A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. No material changes have occurred in the Company’s market risks since January 31, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the assistance of the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), the Company’s Disclosure Committee, and Company management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation also considered the proposed amendments to Rule 13a-14 described in Securities and Exchange Commission Release Nos. 33-8138 and 34-46701. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. Other Information

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved in the third quarter by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s independent auditors, are as follows: (1) accounting advisory services with respect to SEC and foreign filings; and (2) various tax-related services, including planning, compliance, and audit assistance.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

99-A – Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99-B – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-C – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on September 13, 2002 for the following:

■
the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commission’s June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934

■	the Certifications pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION (Registrant)

Signature	Title	Date

/s/ Steven A. Raymund Steven A. Raymund	Chairman of the Board of Directors and Chief Executive Officer	December 10, 2002

/s/ Jeffery P. Howells Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 10, 2002

/s/ Joseph B. Trepani Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 10, 2002

Certifications

I, Steven A. Raymund, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002	/s/ Steven A. Raymund
Steven A. Raymund Chairman of the Board of Directors and Chief Executive Officer

I, Jeffery P. Howells, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 10, 2002	/s/ Jeffery P. Howells
Jeffery P. Howells Executive Vice President and Chief Financial Officer