Form 10-K
period 2003-01-31
TECH DATA CORP
filed 2003-04-24
CIK 790703

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to             .

Commission File Number 0-14625

TECH DATA CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	59-1578329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5350 Tech Data Drive	33760
Clearwater, Florida	(Zip Code)
(Address of principal executive offices)

(Registrant’s Telephone Number, including Area Code): (727) 539-7429

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.0015 per share

Securities registered pursuant to Section 12(g) of the Act:

2% Convertible subordinated debentures due 2021

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2003: $1,307,265,916.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common stock, par value $.0015 per share	56,644,414

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 3, 2003, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.    Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve over 100,000 value-added resellers (“VARs”), direct marketers, retailers, corporate resellers, and Internet resellers in more than 80 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East.

We offer a variety of products from manufacturers and publishers such as Adobe, Apple, Cisco, Computer Associates, Creative Labs, Epson, Hewlett-Packard, IBM, Intel, Iomega, Lexmark, Microsoft, Nortel Networks, NEC, Palm, Seagate, Sony, Symantec, 3Com, Toshiba, Viewsonic, and Western Digital. Products are generally shipped the same day the orders are received from regionally located logistics centers.

Customers are provided with a high level of service through the Company’s pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product integration services and electronic data interchange (“EDI”) services), customized shipping documents and flexible financing programs. While we strive to provide our customers with the best service available, revenues generated from the direct sale of services contributed less than 10% to Tech Data’s overall net sales.

History

Tech Data was incorporated in 1974 to market data processing supplies such as tapes, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. With the advent of microcomputer dealers, we made the transition to a wholesale distributor in 1984 by broadening our product line to include hardware products and withdrawing entirely from end-user sales. From 1989 to 1994, we expanded internationally through the acquisition of privately-held distribution companies in Canada and France.

In July 1998, we substantially enhanced our European presence with the acquisition of 83% of the voting common stock of Europe’s leading technology products distributor, Computer 2000 AG (“Computer 2000”). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data’s presence to its current level of 26 countries worldwide. In April 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG (“Tech Data Germany”). Following the acquisition of Computer 2000, there remained a very small minority interest at Tech Data Germany. These interests were acquired in the third quarter of fiscal 2003.

In May 1999, we nearly doubled our Canadian business through the acquisition of Globelle Corporation (“Globelle”), a leading publicly-held Canadian distributor. The purchase of Globelle provided critical mass and provided a complementary product and geographic focus to our Canadian operations.

Subsequent to January 31, 2003, we expanded our presence in the European networking and communications market through the acquisition of Azlan Group PLC (“Azlan”).

Industry

The wholesale distribution model has proven to be well suited for both manufacturers and publishers of IT products (“vendors”) and resellers of those products. The large number of resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse customer base.

Similarly, due to the large number of vendors and products, resellers often cannot or choose not to establish direct purchasing relationships with vendors. As a result, they frequently rely on wholesale distributors, such as Tech Data, who can leverage purchasing costs across multiple vendors to satisfy a significant portion of their product procurement, logistics, financing, marketing and technical support needs.

Through collaborative supply chain management initiatives, we continue to advance the efficiency of the distribution model. By leveraging our infrastructure and logistics expertise, vendors benefit from a cost-effective alternative to selling directly to resellers or end-users. Our ability to provide a “virtual warehouse” of products for resellers means they no longer need to hold inventory, which reduces their costs and risks associated with handling products. In addition to enabling fast reseller access to a comprehensive hardware and software offering, we frequently ship products directly to end-users on behalf of our customers, thereby reducing the resellers’ costs of storing, maintaining, and shipping the products themselves. We facilitate this approach by personalizing shipping labels and packing documents with the resellers’ brand identities (e.g. logos), marketing messages and other specialized content.

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the Web, continues to have a significant impact on the cost efficiency of the wholesale distribution model. For example, we have established a more seamless supply chain in which end-user orders flow immediately from reseller Web sites to our logistics centers in closest proximity to the order destination. Advances like these are possible due to the financial and technical resources available to large-scale distributors such as ourselves, enabling a reduction in both our customers’ and our own transaction costs through more efficient purchasing and lower selling and delivery costs.

In summary, the IT distribution industry continues to address a broad spectrum of reseller and vendor requirements despite certain vendors such as Hewlett-Packard Company (“HP”) continuing with direct sales of certain products, predominantly in the U.S., to end-users and resellers. New products and emerging market opportunities have helped to offset the impact of vendor direct sales on IT distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate key markets like the small- and mid-sized business (“SMB”) sector, which rely on VARs—our primary customer base—to gain access to and support for new technology. The economies of scale and global reach of large industry-leading distributors are expected to continue to be significant competitive advantages in this marketplace.

Our fiscal 2003 results, like other companies in the technology industry, were negatively affected by the continued economic downturn. While economic conditions and IT market demand remain uncertain, companies in our industry have found ways to improve efficiency during the slowdown. These actions should help strengthen profit potential when a recovery in IT demand occurs.

Products and Vendors

We sell more than 75,000 products from the world’s leading peripheral, system and networking manufacturers and software publishers. These products are typically purchased directly from the manufacturer or software publisher on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

Our product line is continually strengthened in order to provide our customers with the latest technology products. However, from time to time, the demand for certain products that we sell exceeds the supply available from the manufacturer or publisher. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

It is our understanding that our vendor agreements are in the form customarily used by each manufacturer. Agreements typically contain provisions that allow termination by either party upon 30 days notice. In most instances, a vendor who elects to terminate a distribution agreement will repurchase from the distributor the vendor’s products carried in the distributor’s inventory.

Most of our vendor agreements also allow for stock rotation and price protection provisions. Stock rotation rights give us the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits us for declines in inventory value resulting from the vendor’s price reductions. Along with our inventory management policies and practices, these provisions reduce our risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although, no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value. See also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Management.

While we sell products in various countries throughout the world, and product categories may vary from region to region, over the past two years sales within our consolidated product categories have remained fairly consistent within the following ranges:

Peripherals	43 – 47%
Systems	22 – 26%
Networking	13 – 17%
Software	14 – 18%

With the acquisition of Compaq Computer Corporation (“Compaq”) by HP in May 2002, sales of products sourced from the combined HP/Compaq entity accounted for 33%, 38%, and 39% of net sales in fiscal 2003, 2002, and 2001, respectively. HP continues to compete with distributors by selling directly to end-users and/or resellers in certain product categories, customer segments and/or geographies. Our net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business in the U.S. market. HP’s printer business through distribution has not been affected. In addition, Microsoft software accounted for 10% of our net sales in fiscal 2003. There were no other vendors that accounted for 10% or more of our net sales in 2003, 2002, or 2001.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 VARs, direct marketers, retailers, Internet resellers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, over the past two years sales within our consolidated customer channels have remained fairly consistent within the following ranges:

VARs	55 – 59%
Direct marketers, retailers and Internet resellers	22 – 26%
Corporate resellers	18 – 22%

No single customer accounted for more than 5% of our net sales during fiscal 2003, 2002, or 2001.

The market for VARs is attractive because VARs generally rely on distributors as their principal source of computer products and financing. This reliance is due to VARs typically lacking the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired directly. We have also developed special programs to meet the unique needs of direct marketers, retailers and Internet resellers.

In addition to a strong product offering, we provide resellers a high level of service through our pre- and post-sale technical support, suite of electronic commerce tools (including web order entry and EDI services), customized shipping documents, product configuration/integration services and flexible financing programs. We also provide services to our vendors by giving them the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% to our overall revenues.

We provide our vendors one of the largest bases of resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East, delivering products to customers from our 29 regionally located logistics centers. Locating logistics centers near our customers enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory. See Item 2—Properties for further discussion of our locations and logistics centers.

Sales and Electronic Commerce

Currently, our sales force consists of approximately 1,500 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics facility nearest the customer.

Increasingly, customers rely upon our electronic ordering and information systems, in addition to our product catalogs and frequent mailings, as sources for product information, including availability and price. Our on-line computer system allows the inside sales teams to check current stocking levels in each of the six United States logistics centers. Likewise, inside sales teams in Europe, Canada, Latin America, the Caribbean, and the Middle East can check on stocking levels in their respective logistics centers. Through our website, most customers can gain remote access to our information systems to check product availability and pricing and to place orders. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2003, approximately 34% ($5.4 billion) of our worldwide sales dollar volume originated from orders received electronically, up from approximately 29% ($5.0 billion) in fiscal 2002.

We also provide comprehensive training to our field and inside sales representatives regarding technical characteristics of products and our policies and procedures. In addition, this training program is supplemented by product seminars offered by manufacturers and publishers.

Competition

We operate in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the North American market, including Ingram Micro and Synnex. In Latin America, we compete against Ingram Micro and several regional and local distributors. Competition outside of the Americas includes Ingram Micro, Actebis and a variety of smaller regional and local distributors.

We also compete with manufacturers and publishers who sell directly to resellers and end-users. Nevertheless, we believe that in the majority of cases, manufacturers and publishers choose to sell products through distributors rather than directly because of the relatively small volume and high selling costs associated with numerous small orders. Management also believes that our prompt delivery of products and efficient handling of returns provide an important competitive advantage over manufacturers’ and publishers’ efforts to market their products directly.

Employees

On January 31, 2003, we had approximately 7,900 employees located as follows: United States – 2,900, Europe – 4,300, and all other regions – 700. Certain of our employees in various countries outside the United States are subject to laws providing representation rights to employees on management boards. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominantly in a single industry segment as a wholesale distributor of computer-based technology products and services. Therefore, the principal markets, products and services and methods of distribution from which each segment derives its revenues are essentially the same. The principal geographical areas in which we operate are the United States, Europe (including the Middle East) and other international areas, which include in-country operations in Canada, Brazil, Chile, Peru, Uruguay and export sales to Latin America and the Caribbean from the United States. In fiscal 2003, 2002, and 2001, 53%, 49%, and 45%, respectively, of our sales were derived from outside of the United States.

We closed our operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which has been reflected in operating income during fiscal 2003.

In addition, during the fourth quarter of fiscal 2003, we sold our operations in Argentina to local management and liquidated one of our European financing subsidiaries. With respect to the Argentina transaction, we took a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) around the world and consider actions necessary to reduce our overall risk. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures, as well as recognize a portion of our accumulated other comprehensive income (loss) as a non-operating foreign currency exchange gain or loss.

See Note 11 of Notes to Consolidated Financial Statements, for further information regarding the geographical distribution of our net sales, operating income and identifiable assets.

Additional Information Available

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission (“ SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Executive Officers

Our executive officers as of April 17, 2003 are as follows:

Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, age 47, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a Bachelor of Science Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service.

Néstor Cano, President of Worldwide Operations, age 39, joined the Company (via Computer 2000) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President of the Americas. He was promoted to President of Worldwide Operations in August 2000. Mr. Cano holds a PDG (Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

Jeffery P. Howells, Executive Vice President and Chief Financial Officer, age 46, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company’s Board of Directors. From 1979 to 1991, he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a Bachelor of Business Administration Degree in Accounting from Stetson University.

Graeme A. Watt, President of Europe, age 42, joined the Company (via Computer 2000) in January 1988 as Financial Controller for the United Kingdom and Ireland and was promoted to Managing Director in 1995. He was promoted to Regional Managing Director for Tech Data’s Computer 2000 Group in January 2000, and in August 2000 he was promoted to President of Europe. Prior to joining the Company, he was with Arthur Young for two years as a Chartered Accountant, where he gained his ACA (ICAEW) qualification. Mr. Watt holds a Bachelors Degree in Physiology from Edinburgh University.

Joseph A. Osbourn, Executive Vice President and Worldwide Chief Information Officer, age 55, joined the Company in October 2000. Prior to joining the Company, he was Senior Vice President and Chief Information Officer at Kmart Corporation from September 1999 to September 2000, Vice President of Information Services at Walt Disney World Company from September 1989 to September 1999, and with Price Waterhouse for ten years, most recently as a partner in Management Consulting Services. Mr. Osbourn holds a Masters Degree in Business Administration from Memphis State University and a Bachelors Degree in Physics from the University of Louisville.

Theresa A. Bazzone, Senior Vice President of U.S. Sales, age 56, joined the Company in November 1992 as Director, Software Product Marketing. During her 11 years with the Company, she has held various senior management positions with Tech Data including Vice President of Software Product Marketing as well as several Vice President and General Manager positions including Retail and Direct Marketing Sales, Strategic Business Development and Enterprise. In August 2002 she was promoted to her current role of Senior Vice President of U.S. Sales. Prior to joining the Company, she was employed by Corporate Software, Inc., from 1987 to 1992 serving in a variety of sales management positions. Ms. Bazzone attended Bentley College.

Patrick O. Connelly, Senior Vice President of Credit Services, age 57, joined the Company in August 1994 as Vice President of Credit Services, and in April 2001 he was promoted to Senior Vice President of Credit Services. Prior to joining the Company, he was employed by Unisys Corporation for nine years as Worldwide Director of Credit. Mr. Connelly holds a Masters Degree in Business Administration from the University of South Florida and Bachelor of Arts Degrees in History and French from the University of Texas at Austin.

Charles V. Dannewitz, Senior Vice President of Taxes, age 48, joined the Company in February 1995 as Vice President of Taxes and was promoted to Senior Vice President of Taxes in April 2000. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

Andreas Duerst, Senior Vice President of Central Europe, age 42, joined the Company in February 2000 as Managing Director of Swiss operations and was promoted to Senior Vice President of Central Europe in March 2003. Prior to joining the Company, Mr. Duerst was employed by Lucent Technologies from May 1995 to January 2000 as Managing Director of Central and Eastern Europe.

Andrew Gass, Senior Vice President of Northern Europe, age 38, joined the Company (via Computer 2000) in October 1995 as Finance and Operations Director of UK operations and was promoted to Deputy Managing Director in October 1998. From February 2000 to August 2001, Mr. Gass was a Managing Director at Sage Enterprise Solutions. He returned to the Company as Senior Vice President of Northern Europe in September 2001. Mr. Gass is a Chartered Accountant and holds a Bachelors Degree in Commerce from Edinburgh University.

Lawrence W. Hamilton, Senior Vice President of Human Resources, age 45, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President—Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a Bachelor of Arts Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

William J. Hunter, Senior Vice President and Chief Financial Officer of Europe, age 43, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999, Mr. Hunter was promoted to Senior Vice President and Chief Financial Officer for Europe. Prior to joining the Company, he was employed by Price Waterhouse from January 1989 to April 1994. Mr. Hunter is a Certified Management Accountant and holds a Bachelor of Arts Degree in Philosophy from Tulane University and a Bachelor of Science Degree in Accounting from the University of South Florida.

Elio Levy, Senior Vice President of U.S. Marketing, age 55, joined the Company in October 1991 as Director of Software and was promoted to Vice President of Networking in January 1993. In January 1995, he was named Vice President of Marketing for Tech Data France and from January 1996 to June 1998 he served as President of Tech Data Canada. In April 1998, he returned to the Company’s U.S. operations as Vice President and General Manager of International Marketing and in November 1998 he assumed the role of Vice President and General Manager, Peripherals. In April 2000 he was promoted to his current role of Senior Vice President of Marketing. Mr. Levy holds a Bachelor of Science Degree in Business from the College of Charleston.

Yuda Saydun, Senior Vice President and President of Latin America, age 50, joined the Company in April 1993 as Vice President and General Manager—Latin America. In March 1997 he was promoted to Senior Vice President and General Manager—Latin America and in April 2000 was promoted to President of Latin America. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to April 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a Bachelor of Science Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from the University of California, Los Angeles.

Lisa G. Thibodeau, Senior Vice President of U.S. Sales and Marketing Operations, age 44, joined the Company in March 1995 as Assistant Controller. She was promoted to the position of Vice President and U.S. Controller in September 1997. In June 2000, she was promoted to Senior Vice President of U.S. Sales and Marketing Operations. Prior to joining the Company, Ms. Thibodeau was employed from May 1989 to March 1995 at Walt Disney World Company, most recently as Finance Manager. Ms. Thibodeau is a Certified Public Accountant and holds a Masters Degree in Business Administration from Rollins College and a Bachelors Degree in Business Administration from the University of Massachusetts at Amherst.

William K. Todd, Jr., Senior Vice President of Logistics and Integration Services, age 58, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President of Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a Bachelor of Science Degree in Business Management from New Hampshire College.

Joseph B. Trepani, Senior Vice President and Corporate Controller, age 42, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.

David R. Vetter, Senior Vice President and General Counsel, age 44, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. In March 2003, he was promoted to his current position of Senior Vice President. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

Gerard F. Youna, Senior Vice President of Southern Europe, age 49, joined the Company in 1989 as the Managing Director for Tech Data France. In 1999, he was promoted to Regional Managing

Director for France and Israel. In September 2000, he was promoted to Senior Vice President of Southern Europe. Mr. Youna received a degree in IT Engineering from the Institut Informatique d’Entreprise in Paris, France.

Benjamin B. Godwin, Corporate Vice President, Real Estate and Corporate Services, age 51, joined the Company in August 1997 as Vice President of Real Estate and Corporate Services and was promoted to Corporate Vice President in March 2003. Prior to joining the Company, he was President of Godwin Real Estate, Inc., a real estate brokerage and appraisal firm he founded in 1985. Mr. Godwin holds a Bachelor of Business Administration degree from Georgia State University.

Arthur W. Singleton, Corporate Vice President, Treasurer and Secretary, age 42, joined the Company in January 1990 as Director of Finance and was appointed Treasurer and Secretary in April 1991. In February 1995, he was promoted to Vice President, Treasurer and Secretary and was promoted to Corporate Vice President in April 2000. Prior to joining the Company, Mr. Singleton was employed by Price Waterhouse from 1982 to 1989. Mr. Singleton is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.

ITEM 2.    Properties

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2003, we operated a total of 29 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: U.S.–6, Canada–2, Latin America–4, Europe–15, and the Middle East–2. We also operate training centers in 8 U.S. cities.

As of January 31, 2003, we leased or owned approximately 7.2 million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate any material difficulty in renewing our leases as they expire or securing replacement facilities. We do have some excess capacity in our physical infrastructure given the decline in sales volume over the past two years.

ITEM 3.    Legal Proceedings

One of our European subsidiaries has been audited related to various VAT matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is our opinion, based upon the opinion of outside legal counsel, that we have valid defenses related to these assessments. Although we are vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to our operating results for any particular period, depending upon the level of income for such period.

We are subject to various other legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 2003.

PART II

ITEM 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Stock Market under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ Stock Market, Inc. As of April 11, 2003, there were 520 holders of record. We believe that there are approximately 34,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2003
Fourth quarter	$37.8500	$24.4700
Third quarter	36.5900	23.7500
Second quarter	47.8800	32.4100
First quarter	51.6600	41.2700

	High	Low
Fiscal year 2002
Fourth quarter	$51.0500	$37.1700
Third quarter	45.9900	33.0900
Second quarter	37.3700	27.8900
First quarter	38.4375	25.2500

Equity Compensation Plan Information(1)

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of January 31, 2003 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders for: Employee equity compensation	4,136,309	$29.26	1,681,510
Employee stock purchase	—	—	660,311
Non-employee directors equity compensation	87,000	34.91	107,000

Total	4,223,309	29.38	2,448,821
Employee equity compensation plan not approved by shareholders	2,841,022	36.24	456,696

Total	7,064,331	$32.14	2,905,517

(1)	A copy of the 2000 Non-Qualified Stock Option Plan of Tech Data Corporation was included as an exhibit to our Registration Statement on Form S-8 (file no. 333-59198) filed on April 19, 2001, under which underlying shares of our common stock were registered. This exhibit is incorporated by reference.

ITEM 6.    Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this annual report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2003	2002	2001	2000	1999(1)
Income statement data:
Net sales	$15,738,945	$17,197,511	$20,427,679	$16,991,750	$11,528,999
Cost of products sold	14,907,187	16,269,481	19,331,616	16,058,086	10,806,153

Gross profit	831,758	928,030	1,096,063	933,664	722,846
Selling, general and administrative expenses	612,728	677,914	733,307	661,792	492,542
Special charges (Note 13)	328,872	27,000	—	—	—

Operating (loss) income	(109,842)	223,116	362,756	271,872	230,304
Loss (gain) on disposition of subsidiaries, net	5,745	—	—	—	(15,700)
Interest expense, net	24,045	55,419	92,285	65,965	44,988
Net foreign currency exchange (gain) loss	(6,942)	(143)	(3,884)	5,153	(5,027)

(Loss) income before income taxes	(132,690)	167,840	274,355	200,754	206,043
Provision for income taxes	67,128	57,063	96,033	72,837	76,215

(Loss) income before minority interest	(199,818)	110,777	178,322	127,917	129,828
Minority interest	—	—	339	416	876

Net (loss) income	$(199,818)	$110,777	$177,983	$127,501	$128,952

Net (loss) income per common share:
Basic	$(3.55)	$2.04	$3.34	$2.47	$2.59

Diluted	$(3.55)	$1.98	$3.14	$2.34	$2.47

Weighted average common shares outstanding:
Basic	56,256	54,407	53,234	51,693	49,727

Diluted	56,256	60,963	59,772	58,508	54,161

Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital	$1,399,283	$1,390,657	$967,283	$795,589	$725,057
Total assets	3,248,018	3,458,330	4,615,545	4,123,818	3,844,987
Revolving credit loans	188,309	86,046	1,249,576	1,006,809	817,870
Long-term debt	314,498	612,335	320,757	316,840	308,521
Other long-term liabilities	16,155	4,737	—	—	—
Shareholders’ equity	1,338,530	1,259,933	1,195,314	1,013,695	967,291

(1)	Results for the fiscal year ended January 31, 1999 include six months of results for Computer 2000 (acquired effective July 1, 1998) and six months of results for Macrotron (sold effective July 1, 1998).

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreword

Certain statements within this Item and throughout this Annual Report on Form 10-K and the documents incorporated herein are “forward-looking statements” as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; the general economy including the length and severity of the current economic downturn; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the impact of changes in income tax legislation; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at our Investor Relations website at www.techdata.com. Please refer to the cautionary statements and important factors discussed in Exhibit 99-A of our Annual Report on Form 10-K for the year ended January 31, 2003 for further information.

Results of Operations

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years.

	Percentage of Net Sales
	Year ended January 31,
	2003	2002	2001
United States	46.63%	50.88%	55.11%
Europe	47.02	42.06	38.25
Other international	6.35	7.06	6.64

Net sales	100.00	100.00	100.00
Cost of products sold	94.72	94.60	94.63

Gross profit	5.28	5.40	5.37
Selling, general and administrative expenses	3.89	3.94	3.59
Special charges (Note 13)	2.09	0.16	—

Operating (loss) income	(0.70)	1.30	1.78
Loss on disposition of subsidiaries, net	0.03	—	—
Net foreign currency exchange gain	(0.04)	—	(0.01)
Interest expense	0.22	0.39	0.48
Interest income	(0.07)	(0.07)	(0.03)

(Loss) income before income taxes	(0.84)	0.98	1.34
Provision for income taxes	0.43	0.34	0.47

(Loss) income before minority interest	(1.27)	0.64	0.87
Minority interest	—	—	—

Net (loss) income	(1.27)%	0.64%	0.87%

Non-GAAP Financial Information

The following reconciliation details the adjustments between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding special charges and the loss on disposition of subsidiaries (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP (amounts in thousands except per share amounts).

	For the year ended January 31, 2003				For the year ended January 31, 2002
	As Reported under GAAP	Impact of Special Charges and Loss on Dispositions		Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges and Loss on Dispositions		Non-GAAP Financial Measures
Net sales	$15,738,945	$—		$15,738,945	$17,197,511	$—		$17,197,511
Cost of products sold	14,907,187	—		14,907,187	16,269,481	—		16,269,481

Gross profit	831,758	—		831,758	928,030	—		928,030
Selling general and administrative expenses	612,728	—		612,728	677,914	—		677,914
Special charges	328,872	(328,872	)(1)	—	27,000	(27,000	)(2)	—

Operating (loss) income	(109,842)	328,872		219,030	223,116	27,000		250,116
Loss on disposition of subsidiaries, net	5,745	(5,745	)(3)	—	—	—		—
Interest expense	35,433	—		35,433	66,733	—		66,733
Interest income	(11,388)	—		(11,388)	(11,314)	—		(11,314)
Net foreign currency exchange gain	(6,942)	—		(6,942)	(143)	—		(143)

(Loss) income before income taxes	(132,690)	334,617		201,927	167,840	27,000		194,840
Provision for income taxes	67,128	(1,537	)(4)	65,591	57,063	9,180	(5)	66,243

Net (loss) income	$(199,818)	$336,154		$136,336	$110,777	$17,820		$128,597

Net (loss) income per common share – diluted	$(3.55)			$2.35	$1.98			$2.27

Weighted average common shares outstanding – diluted	56,256 (6)			61,743	60,963			60,963

(1)	Goodwill impairment recorded in fiscal 2003.
(2)	Write-off of capitalized software and other investments.
(3)	Loss on sale of Argentina offset by the gain on liquidation of a European financing subsidiary.
(4)	Tax effect of loss on disposition of subsidiaries.
(5)	Tax effect of deductible special charges.
(6)	See Note 1 of Notes to Consolidated Financial Statements for shares excluded from the EPS calculation due to their anti-dilutive effect.

Net Sales

The following table represents our net sales by geographic segment:

	Year Ended January 31,
	2003	% Change	2002	% Change	2001
Net Sales:
United States	$7,338,255	(16.1)%	$8,750,475	(22.3)%	$11,258,506
Europe	7,401,149	2.3%	7,233,251	(7.4)%	7,813,334
Other International	999,541	(17.7)%	1,213,785	(10.5)%	1,355,839

Total	$15,738,945	(8.5)%	$17,197,511	(15.8)%	$20,427,679

Like many companies in the IT industry, we experienced significant challenges in our business environment over the past two years, due primarily to negative macro-economic forces, a continued slowdown in the IT industry, competitive market conditions, and the direct sales efforts of certain vendors, primarily in the U.S. As a result, consolidated net sales for fiscal 2003 declined 8.5% compared to the prior year, after a 15.8% reduction in fiscal 2002.

The majority of the reduction in our sales for both years took place in the U.S. region, where revenue declined by 16.1% in fiscal 2003, after decreasing by 22.3% in fiscal 2002. Sales in the U.S. were mostly impacted by continued pressure on business capital spending, competition in the marketplace, and the decision of certain vendors to pursue a direct sales model.

In U.S. dollar terms, our fiscal 2003 international sales remained relatively flat year over year, but did decline by 7.9% in fiscal 2002. The slower decline in U.S. dollar sales of our international operations compared to the U.S. region caused the mix of international sales to grow over the past two years to approximately 53% of total sales compared to 49% in fiscal 2002 and 45% in fiscal 2001.

As a component of our international operations, Europe is by far the largest. In U.S. dollar terms, the European region grew sales by 2.3% during fiscal 2003, however, on a local currency basis, sales in the region fell by 5.1%. Exchange rates had the opposite effect in the prior year, where the decrease in European fiscal 2002 sales was 7.4% on a U.S. dollar basis, but only fell 4.9% in terms of local currency. Decreases seen in local currency sales in Europe for both years were due to both softness in the European IT market and competition in the marketplace.

Other international sales, which comprised only 6% of our consolidated revenue for fiscal 2003, experienced a 17.7% reduction in fiscal 2003, after a decrease of 10.5% in fiscal 2002. Other international sales in 2003 dropped due to economic pressures, along with intense competition in the Canadian region, while sales in Latin America fell more dramatically due to significant economic instability in those countries, along with management’s decision to scale back our operations in Brazil and Argentina. Sales in fiscal 2002 were affected mostly by lower overall demand and weaker currencies in Canada and Latin America.

Gross Profit

Our consolidated gross profit as a percentage of net sales (“gross margin”) dropped twelve basis points in fiscal 2003 compared to the prior year, after rising by three basis points during fiscal 2002 (as compared to fiscal 2001). The vast majority of the decrease in gross margin during fiscal 2003 was due to our European operations, which saw generally greater competitive margin pressures in an attempt to maintain market share. The three basis point increase in gross margin during fiscal 2002 was due to the positive effects of our margin improvement programs and an increase in the mix of international sales (which tend to have higher gross margins).

Operating Expenses

Selling, general and administrative expenses

During fiscal 2003 we continued to focus on stringent expense controls, reducing selling, general and administrative expenses (“SG&A”) by 9.6%, or $65.2 million from the prior year. Even as a percent of sales, SG&A decreased by five basis points from fiscal 2002, exhibiting the scalability of our business model. In order to achieve these expense reductions, among other actions, we maintained our focus on budgetary controls over all discretionary expenses, such as travel-related costs, consulting, and supplies. We also reduced our payroll and related costs, managing our number of employees down 8.1%.

Included in the $65.2 million in cost reductions above are $8.6 million related to the elimination of goodwill amortization, as required by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, “Goodwill and Other Intangible Assets”. However, this reduction was offset almost entirely by the approximate $9.0 million that we expensed on harmonizing and upgrading our European information systems infrastructure during fiscal 2003.

During fiscal 2002 we began the process of adjusting costs to meet the lower demand for IT products and services, reducing SG&A by 7.6% or $55.4 million from the prior year. In order to counter the economic downturn, we significantly reduced our payroll and related costs, managing our number of employees down 18.1%. Likewise, we dramatically cut back on discretionary expenses such as travel-related costs, consulting and supplies. While these cost cutting measures were significant, they could not entirely offset the effect of the year-over-year sales decline and as a result SG&A, as a percentage of net sales, increased 35 basis points to 3.94% from 3.59% in the prior year. The greater mix of international sales in fiscal 2002 also contributed to the higher SG&A as a percentage of net sales, as the international model typically results in greater costs along with a higher gross margin (as previously discussed). In addition to those items mentioned above, SG&A was negatively affected by losses in Latin America during the fourth quarter; these operating losses were primarily related to currency devaluation and asset realization issues in Argentina and Brazil.

Special Charges

In addition to those items mentioned above, operating income was negatively affected in fiscal 2003 by a $328.9 million impairment to goodwill resulting from the application of SFAS No. 142. SFAS No. 142 revised the standards of accounting for goodwill by replacing the amortization of these assets with the requirement that they be reviewed annually for impairment, or more frequently if impairment indicators arise. At the end of fiscal 2003, we performed our annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the determination that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

Special charges of $27.0 million were recognized in fiscal 2002. These special charges related to the recording of: a) the write-off of previously capitalized software costs ($20.1 million); b) the impairment of certain Internet-related investments ($5.4 million) and; c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred. The remaining Internet-related investment had a carrying value of approximately $2.4 million at January 31, 2003 and 2002. Investments in these types of technologies are inherently risky and we could lose the remainder of our investment.

Loss on Disposition of Subsidiaries

Due to currency-related issues, political instability and continued economic concerns in the country, we decided to sell our operations in Argentina to local management in fiscal 2003. In addition, during the fourth quarter of fiscal 2003, we liquidated one of our European financing subsidiaries. With respect to the Argentina transaction, we took a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

There were no significant dispositions of subsidiaries during fiscal 2002.

Interest Expense, Interest Income, and Foreign Currency Exchange Gains / Losses

Interest expense decreased 46.9% to $35.4 million in fiscal 2003 from $66.7 million in fiscal 2002. This decrease was the result of a significant reduction in our average outstanding indebtedness and a decline in our interest rates. The decrease in fiscal 2003 was slightly offset as a result of a $3.0 million premium payment related to the redemption of our $300.0 million 5% convertible subordinated debentures on December 12, 2002. The debentures, scheduled to mature on July 1, 2003, were redeemed at a price of 101% or $303.0 million. This redemption allowed us to take advantage of low interest rates and save approximately $2.8 million through the original maturity date. Interest income remained relatively flat at $11.4 million, increasing less than 1.0% over fiscal 2002.

We realized a net foreign currency exchange gain of $6.9 million in fiscal 2003 compared to a gain of $0.1 million in fiscal 2002. The fluctuation from prior year was attributable primarily to our operations in Europe, and to a lesser extent, our operations in Latin America. The European gain can be attributed to the strengthening of the Euro, as many of our payables are denominated in U.S. dollars and are not fully hedged, and the currency devaluation in Argentina, where we were in a net U.S. dollar monetary asset position during fiscal 2003. It continues to be our goal to minimize foreign currency exchange gains and losses through effective hedging techniques. Our foreign exchange policy prohibits entering into speculative transactions.

Interest expense decreased 32.4% to $66.7 million in fiscal 2002 from $98.8 million in fiscal 2001. This decrease was the result of a significant decrease in our average outstanding indebtedness and a decrease in rates. We were able to reduce our outstanding debt, net of cash, by over $990.4 million during fiscal 2002 due to dramatic improvements in our inventory management and the cash generated from other operating activities.

Interest income increased 74.1% to $11.3 million in fiscal 2002 from $6.5 million in fiscal 2001. The increase in interest income was primarily attributable to an increase in cash available for investment throughout the year.

We realized a net foreign currency exchange gain of $0.1 million in fiscal 2002 compared to a gain of $3.9 million in fiscal 2001.

Provision for Income Taxes

Our effective tax rate changed to (50.6%) in fiscal 2003 from 34% in fiscal 2002. The change in effective tax rate is primarily due to non-deductible special charges incurred during fiscal 2003. Due to an increase in our taxable income, the provision for income taxes increased 17.6% to $67.1 million in fiscal 2003 as compared to $57.1 million in fiscal 2002.

The provision for income taxes decreased 40.6% to $57.1 million in fiscal 2002 from $96.0 million in fiscal 2001. This decrease is attributable to the decrease in taxable income during the year combined with a decrease in our effective tax rate to 34% in fiscal 2002 from 35% in fiscal 2001. The decrease in our effective rate was primarily due to fluctuations and changes in the mix of taxable income within our various geographies and tax jurisdictions reported in each period.

Net Income and Earnings Per Share

As a result of the factors described above, net income in fiscal 2003 decreased 280.4% to a net loss of ($199.8) million, or ($3.55) per diluted share, compared to net income of $110.8 million, or $1.98 per diluted share in fiscal 2002. Excluding special charges and the loss on disposition of subsidiaries, net income increased 6.0% to $136.3 million, or $2.35 per diluted share in fiscal 2003 compared to $2.27 per diluted share in fiscal 2002.

For fiscal 2002, net income decreased 37.8% to $110.8 million or $1.98 per diluted share compared to $178.0 million or $3.14 per diluted share in fiscal 2001. Excluding special charges, net income decreased 27.8% to $128.6 million, or $2.27 per diluted share in fiscal 2002.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our financial results.

Inventory

We value our inventory at the lower of its cost or market value. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign-sourced product, and assumptions about future demand. Market conditions that are less favorable than those projected by management may require additional inventory write-downs that could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between ourselves and the vendor. Vendors generally require that we use their cooperative advertising allowances exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction of SG&A as the related marketing expenses are recognized; however, we are evaluating the impact of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” which, during fiscal 2004 will require reclassification of a portion of certain funds received from vendors from SG&A to gross profit, but will have no effect on net income. For further details, see Note 1 of Notes to Consolidated Financial Statements.

We record unrestricted volume rebates received as a reduction of inventory and recognize the incentives as a reduction of cost of products sold when the related inventory is sold. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventory and recognize the discount as a reduction of cost of products sold when the related inventory is sold.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually for impairment. Goodwill may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As required by SFAS No. 142, we performed an annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the determination that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003. For further details on this impairment, see Note 4 of Notes to the Consolidated Financial Statements.

We examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs and customer lists, as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. During fiscal 2002, we recorded a special charge of $20.1 million for the write-off of previously capitalized software costs.

Deferred Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. Likewise, should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal, and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS No. 142 effective February 1, 2002, and during the first quarter of the fiscal year ended January 31, 2003, we finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary. Subsequently, at the end of fiscal 2003, we performed our annual impairment testing and determined the fair value of each reporting unit using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the determination that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Among other provisions, this Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. Additionally, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirement in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” of being unusual and infrequently occurring. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS No. 146 were effective, on a prospective basis, for exit or disposal activities initiated by us after December 31, 2002, and did not have a material impact upon our consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We applied the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002, which did not result in a material impact upon our consolidated financial position and results of operations. The disclosure provisions of FIN No. 45 were effective for financial statements issued after December 15, 2002 and are therefore included in the financial statements presented herein.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, we continue to use the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans; therefore, we do not expect SFAS No. 148 to have a material impact upon our consolidated financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN No. 46 are effective for us no later than the beginning of the third quarter of fiscal 2003, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN No. 46 are effective immediately. We are in the process of assessing what impact, if any, FIN No. 46 may have on our consolidated financial position and results of operations.

In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. We expect that contracts subject to this guidance will result in the reclassification of a portion of certain vendor funds from SG&A to gross profit, but will have no effect on net income. The provisions of EITF Issue No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. As no material modifications or new arrangements were entered into during January 2003, adoption of the provisions of EITF Issue No. 02-16 for new or modified arrangements after December 31, 2002 did not have a material impact upon our consolidated financial position and results of operations.

Impact of Inflation

We have not been adversely affected by inflation, as technological advances and competition within the microcomputer industry have generally caused the prices of the products we sell to decline. Management believes that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services offered by us. Our narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations in our operating results have included a reduction of demand in Europe during the summer months, increased Canadian government purchasing in the first quarter, and worldwide pre-holiday stocking in the retail channel during the September-to-November period. In addition, the product cycle of major products may materially impact our business, financial condition, or results of operations. See Note 12 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Net cash provided by operating activities of $125.0 million in fiscal 2003 was primarily attributable to decreases in inventories and accounts receivable. We continue to focus on maintaining strong asset turnover, as evidenced by maintaining our relatively low days of inventory supply of 23.9 days at the end of fiscal 2003, and 21.0 days at the end of fiscal 2002.

Net cash used in investing activities of $62.6 million during fiscal 2003 was primarily attributable to the expansion or upgrade of our management information systems, office facilities and equipment for our logistics centers, which included $29.3 million in costs related to harmonizing and upgrading our European systems infrastructure. Depending upon economic conditions, we expect to make capital expenditures of approximately $61.0 million during fiscal 2004 to further expand or upgrade our IT systems, logistics centers and office facilities, which includes $14.2 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout the Company and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $181.3 million during fiscal 2003 reflects the proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, borrowings on our revolving credit loans of $91.3 million, net of the redemption of the $300.0 million convertible debentures.

As of January 31, 2003, we maintain a $250.0 million revolving credit facility with a syndicate of banks that expires in May 2003. We intend to renew this credit facility for another three year period. We pay interest (average rate of 2.62% at January 31, 2003) under this revolving credit facility at the applicable eurocurrency rate plus a margin based on our credit ratings. Additionally, we currently maintain a $500.0 million Receivables Securitization Program with a syndicate of banks expiring in May 2003, which we intend to reduce to $400.0 million and renew for another year. We pay interest (average rate of 2.28% at January 31, 2003) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintain additional lines of credit and overdraft facilities totaling approximately $634.0 million.

The aforementioned credit facilities total approximately $1.4 billion, of which $188.3 million was outstanding at January 31, 2003. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of January 31, 2003. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. As of January 31, 2003, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $870.0 million. For a more detailed discussion of our credit facilities, see Note 5 of Notes to Consolidated Financial Statements.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into our common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of our common stock. Holders have the option to require us to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. We have the option to satisfy any debentures submitted for repurchase in either cash and/or our common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at our option at any time on or after December 20, 2005. We will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2003, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

On July 1, 1998, we issued $300.0 million of 5% convertible subordinated debentures due July 1, 2003, which were redeemed in December 2002 at a price of 101%, or $303.0 million, plus interest accrued to the redemption date. Unamortized deferred debt issuance costs associated with the issuance of the debentures were not significant. We believe that cash from operations, available and obtainable bank credit lines, and trade credit from our vendors will be sufficient to satisfy our working capital and capital expenditure requirements through fiscal 2004.

Principal maturities of long-term debt and amounts due under future minimum lease payments are as follows:

	Operating Leases	Capital Leases	Long-Term Debt	Total
	(In thousands)
Fiscal year:
2004	$41,781	$2,222	$210	$44,213
2005	31,277	2,222	7,792	41,291
2006	23,735	2,222	—	25,957
2007	19,117	2,222	—	21,339
2008	16,613	2,222	—	18,835
Thereafter	105,921	12,972	290,000	408,893

Total payments	238,444	24,082	298,002	560,528
Less amounts representing interest	—	(6,183)	—	(6,183)

Total principal payments	$238,444	$17,899	$298,002	$554,345

We lease certain logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions, which expires in May 2005. The sum of future minimum lease payments under this lease facility at January 31, 2003 was approximately $6.5 million, which is included in the schedule above. In accordance with the terms of the synthetic lease facility and the

Internal Revenue Code, we claim tax deductions for interest and depreciation on the leased assets. The maximum funding of our leasing activities available under the synthetic lease facility is $140.0 million (of which we had utilized $130.5 million at January 31, 2003). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, we may, at our option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If we elect not to purchase the property at the end of the lease, we have guaranteed a percentage of the purchase value. This guaranty approximated $113.6 million at January 31, 2003. See Note 10 of Notes to Consolidated Financial Statements for additional disclosure. We have also entered into other agreements to lease certain office space, logistics centers and equipment for varying periods. We expect that in the normal course of business, these leases will be renewed or replaced by other leases.

Asset Management

We manage our inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as we add new product lines and when appropriate, we make large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory, subject to certain limitations. In addition, we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as our inventory management procedures have helped to reduce the risk of loss of inventory value.

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

Deferred Tax Assets

Deferred tax assets have been recorded for net operating loss carryforwards and other deductible temporary differences. Our deferred tax assets relate to subsidiary operations located in different countries with separate taxing jurisdictions. Although aggregate foreign operations generate pre-tax income, certain subsidiaries have a history of net operating losses.

The net change in the deferred income tax valuation allowance was an increase of $7.2 million at January 31, 2003. The valuation allowance primarily relates to foreign net operating loss carryforwards of $194.0 million. The majority of the net operating losses has an indefinite carryforward period with the remaining portion expiring in years 2004 through 2013. We evaluate a variety of factors in determining the realizability of deferred tax assets including the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent and feasible tax planning strategies.

Business Outlook

As we look ahead to fiscal 2004, the demand for IT products continues to be uncertain. This, coupled with competitive margin pressure, causes us to anticipate a year that will largely be driven by the pace of recovery in our industry and the economy. Although we expect to see some improvement in many SG&A expenses, total SG&A expenses are expected to increase as we anticipate approximately $20 million – $25 million will be expensed on our investment in the harmonization and upgrade of our European information systems infrastructure. Due to the factors discussed above, net income (excluding the impact of special charges, loss on disposition of subsidiaries and excluding any expected accretive effect from the acquisition of Azlan) could decline by as much as 15% – 25% in fiscal 2004, compared to fiscal 2003.

Effective March 31, 2003, we completed our acquisition of Azlan, a UK-based European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling (approximately $229 million), which we funded from our existing credit facilities. In their most recently reported six-month fiscal period, which ended September 30, 2002, Azlan generated sales of 298.6 million pounds sterling.

ITEM 7a.    Qualitative and Quantitative Disclosures About Market Risk

As a large international organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. Our primary exposure relates to transactions in which the currency collected from customers is different from the currency used to purchase the product sold in Europe, Canada and Latin America. In addition, we have foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes. Foreign exchange risk is managed by using foreign currency forward, option and swap contracts to hedge intercompany loans, trade receivables and payables.

We have elected not to designate our foreign currency contracts as hedging instruments, and they are therefore marked to market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in the following currencies: U.S. dollar, Canadian dollar, Danish krone, euros, Swedish krona, Swiss franc, British pound, Polish zloty and Chilean peso.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 31, 2003 and 2002. The information is provided in United States dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

Foreign Currency Contracts

Notional Amounts by Expected Maturity

Average Forward Foreign Currency Exchange Rate

(Dollar amounts in millions, except weighted average contract rates)

	Year Ended January 31, 2003			Year Ended January 31, 2002
	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
United States Dollar Functional Currency
Forward Contracts—Purchase United States Dollar
Euro	$147.69	1.070	$(0.30)	$4.45	0.890	$0.16
Swiss Franc	17.56	1.424	(0.74)	27.12	1.659	0.91
Swedish Krona	20.50	8.538	0.20	9.53	10.494	0.16
Danish Krone	13.13	6.855	0.15	4.71	8.484	0.09
Polish Zloty	5.12	3.905	(0.09)	—	—	—
Forward Contracts—Sell United States Dollar
Canadian Dollar	$61.86	1.541	$0.84	$36.86	1.587	$(0.06)
Euro	10.65	1.065	0.07	24.63	0.869	(0.24)
British Pound	32.29	1.615	0.55	—	—	—
Miscellaneous other currencies	—	—	—	9.09	—	(0.17)

Euro Functional Currency
Forward Contracts—Purchase United States Dollar
Euro	$37.88	1.049	$(0.84)	$32.95	0.890	$1.19
Forward Contracts—Purchase Euro
United States Dollar	$7.24	1.064	$0.06	$—	—	$—
British Pound	11.81	1.532	(0.00)	—	—	—
Miscellaneous other currencies	10.27	—	0.03	0.97	—	—
Purchased Call Options—Purchase United States Dollar
Euro	$4.15	1.059	$0.01	$—	—	$—
Swiss Franc	1.00	1.390	0.00	—	—	—
Purchased Put Options—Purchase United States Dollar
Euro	$7.51	1.074	$0.10	$—	—	$—
Sold Call Options—Sell United States Dollar
Euro	$8.45	1.576	(0.02)	$—	—	$—
Sold Put Options—Sell United States Dollar
Euro	$3.07	1.054	$(0.08)	$—	—	$—
Swiss Franc	1.00	1.36	(0.01)	—	—	—

Other Miscellaneous Functional Currencies
Forward Contracts—Purchase United States Dollar
British Pound	$16.09	1.635	$(0.04)	$24.04	1.428	$0.33
Canadian Dollar	14.37	1.537	(0.12)	18.59	1.593	(0.04)
Chilean Peso	3.18	702.520	0.08	6.54	684.200	(0.20)
Miscellaneous other currencies	6.11	—	(0.05)	5.78	—	(0.03)
Forward Contracts—Purchase Euro
British Pound	$20.57	1.527	$(0.05)	$26.80	1.615	$(0.44)
Miscellaneous other currencies	6.28	—	0.01	6.73	—	(0.03)
Purchased Call Options—Purchase United States Dollar
Miscellaneous other currencies	$—	—	$—	$3.00	—	$0.04
Sold Put Options—Sell United States Dollar
Miscellaneous other currencies	$—	—	$—	$3.00	—	$—

We are exposed to changes in interest rates primarily as a result of our short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2003 and January 31, 2002, approximately 63% and 88%, respectively, of the outstanding debt had fixed interest rates (through the terms of such debt or through interest rate swap agreements). We finance working capital needs through bank loans, convertible subordinated debt and our accounts receivable securitization program. Interest rate swaps are used to hedge the interest rate risks of the underlying debt obligations.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Fair value for these instruments was determined based on third-party valuations. All amounts are stated in United States dollar equivalents.

Debt and Interest Rate Contracts as of January 31, 2003

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	Year Ending January 31,				Thereafter	Total	Fair Market Value January 31, 2003
	2004	2005	2006	2007
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—Revolving Credit
Variable rate debt	$173.56	—	—	—	—	$173.56	$173.56
Average interest rate	2.36%	—	—	—	—
US dollar denominated long-term debt (including current portion)
Fixed rate debt	$0.21	$7.79	—	—	$290.00	$298.00	$268.90
Average interest rate	2.22%	2.22%	2.00%	2.00%	2.00%

Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$12.45	—	—	—	—	$12.45	$12.45
Average interest rate	3.49%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.19	$1.26	$1.34	$1.42	$12.69	$17.90	$17.90
Average interest rate	5.92%	5.92%	5.92%	5.92%	5.92%
Purchased Interest Rate Caps
Euro
Notional amount	$9.32	—	—	—	—	$9.32	—
Average strike rate	6.00%	—	—	—	—
Forward rate	2.70%	—	—	—	—
Sold Interest Rate Floors
Euro
Notional amount	$9.32	—	—	—	—	$9.32	$(0.02)
Average strike rate	4.00%	—	—	—	—
Forward rate	2.70%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2003

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	Year Ending January 31,				Thereafter	Total	Fair Market Value January 31, 2003
	2004	2005	2006	2007
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—Revolving Credit
Variable rate debt	$2.30	—	—	—	—	$2.30	$2.30
Average interest rate	9.53%	—	—	—	—
Purchased Interest Rate Caps
Swiss Franc
Notional amount	$7.31	—	—	—	—	$7.31	$—
Average strike rate	4.50%	—	—	—	—
Forward rate	0.60%	—	—	—	—
Sold Interest Rate Floors
Swiss Franc
Notional amount	$7.31	—	—	—	—	$7.31	$(0.13)
Average strike rate	3.40%	—	—	—	—
Forward rate	0.60%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2002

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	Year Ending January 31,				Thereafter	Total	Fair Value January 31, 2002
	2003	2004	2005	2006
United States Dollar Functional Currency
Liabilities
US dollar denominated long term debt (including current portion)
Fixed rate debt	$0.19	$300.21	$7.79	—	$290.00	$598.19	$615.30
Average interest rate	3.62%	3.62%	2.23%	2.00%	2.00%

Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$32.98	—	—	—	—	$32.98	$32.98
Average interest rate	4.13%	—	—	—	—
Euro denominated long term debt (including current portion)
Fixed rate debt	$.90	$.90	$.90	$.90	$11.63	$15.23	$15.23
Average interest rate	5.92%	5.92%	5.92%	5.92%	5.92%
Purchased Interest Rate Caps
Euro
Notional amount	$8.59	$25.78	—	—	—	$34.37	$—
Average strike rate	5.50%	6.00%	—	—	—
Forward rate	3.40%	3.40%	—	—	—
Sold Interest Rate Floors
Euro
Notional amount	$8.59	$17.19	—	—	—	$25.78	$(.09)
Average strike rate	4.00%	4.30%	—	—	—
Forward rate	3.40%	3.40%	—	—	—

Debt and Interest Rate Contracts as of January 31, 2002

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	Year Ending January 31,				Thereafter	Total	Fair Value January 31, 2002
	2003	2004	2005	2006
Other Miscellaneous Functional Currencies
Liabilities
Other miscellaneous currencies denominated debt—Revolving Credit
Variable rate debt	$53.07	—	—	—	—	$53.07	$53.07
Average interest rate	5.59%	—	—	—	—
Purchased Interest Rate Caps
Swiss Franc
Notional amount	$11.65	$5.83	—	—	—	$17.48	$—
Average strike rate	4.50%	4.50%	—	—	—
Forward rate	1.80%	3.00%	—	—	—
Sold Interest Rate Floors
Swiss Franc
Notional amount	$11.65	$5.83	—	—	—	$17.48	$(0.20)
Average strike rate	3.30%	3.40%	—	—	—
Forward rate	1.80%	3.00%	—	—	—

Comments on Forward-Looking Information

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Exhibit 99-A to our Annual Report on Form 10-K for the year ended January 31, 2003 outlines cautionary statements and identifies important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ materially include the following: intense competition both domestically and internationally; narrow profit margins; inventory risks due to shifts in market demand; dependence on information systems; credit exposure due to the deterioration in the financial condition of our customers; the general economy including the length and severity of the current economic downturn; the inability to obtain required capital; potential adverse effects of acquisitions; fluctuations in interest rates, foreign currency exchange rates and exposure to foreign markets; the impact of changes in income tax legislation; product supply and availability; dependence on independent shipping companies; changes in vendor terms and conditions; acts of war or terrorism; exposure to natural disasters; potential impact of labor strikes; volatility of common stock; and the accuracy of forecast data. Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.techdata.com. Such forward-looking statements, as made within this Form 10-K, should be considered in conjunction with the aforementioned Exhibit 99-A.

ITEM 8.    Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002.

/s/    ERNST & YOUNG LLP

Ernst & Young LLP

Tampa, Florida

March 13, 2003

REPORT OF MANAGEMENT

To Our Shareholders:

The management of Tech Data Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related financial information contained in Tech Data’s Annual Report on Form 10-K. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations. The financial statements and other financial information in this report include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.

The Company maintains an effective system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. The design, monitoring and revisions of the system of internal accounting controls involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures.

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

March 13, 2003

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$157,191	$257,927
Accounts receivable, less allowance of $60,307 and $60,155	1,714,902	1,702,957
Inventories	997,875	910,823
Prepaid and other assets	108,150	99,823

Total current assets	2,978,118	2,971,530
Property and equipment, net	136,689	136,044
Goodwill, net	2,966	269,103
Other assets, net	130,245	81,653

	$3,248,018	$3,458,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$188,309	$86,046
Accounts payable	1,073,357	1,193,033
Accrued expenses	317,169	301,794

Total current liabilities	1,578,835	1,580,873
Long-term debt	314,498	612,335
Other long-term liabilities	16,155	4,737

Total liabilities	1,909,488	2,197,945

Minority interest	—	452

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 56,483,572 and 55,454,433 issued and outstanding	85	83
Additional paid-in capital	652,928	618,680
Retained earnings	645,190	845,008
Accumulated other comprehensive income (loss)	40,327	(203,838)

Total shareholders’ equity	1,338,530	1,259,933

	$3,248,018	$3,458,330

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year ended January 31,
	2003	2002	2001
Net sales	$15,738,945	$17,197,511	$20,427,679
Cost of products sold	14,907,187	16,269,481	19,331,616

Gross profit	831,758	928,030	1,096,063
Selling, general and administrative expenses	612,728	677,914	733,307
Special charges (Note 13)	328,872	27,000	—

Operating (loss) income	(109,842)	223,116	362,756
Loss on disposition of subsidiaries, net	5,745	—	—
Interest expense	35,433	66,733	98,783
Interest income	(11,388)	(11,314)	(6,498)
Net foreign currency exchange gain	(6,942)	(143)	(3,884)

(Loss) income before income taxes	(132,690)	167,840	274,355
Provision for income taxes	67,128	57,063	96,033

(Loss) income before minority interest	(199,818)	110,777	178,322
Minority interest	—	—	339

Net (loss) income	$(199,818)	$110,777	$177,983

Net (loss) income per common share:
Basic	$(3.55)	$2.04	$3.34

Diluted	$(3.55)	$1.98	$3.14

Weighted average common shares outstanding:
Basic	56,256	54,407	53,234

Diluted	56,256	60,963	59,772

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 31, 2000	227	$5	52,232	$78	$530,238	$556,248	$(72,874)	$1,013,695
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $9,449	—	—	1,564	3	44,985	—	—	44,988
Comprehensive income (loss)	—	—	—	—	—	177,983	(41,352)	136,631

Balance—January 31, 2001	227	5	53,796	81	575,223	734,231	(114,226)	1,195,314
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $7,022	—	—	1,465	2	43,452	—	—	43,454
Exchange of preferred to common shares (Note 9)	(227)	(5)	193	—	5	—	—	—
Comprehensive income (loss)	—	—	—	—	—	110,777	(89,612)	21,165

Balance—January 31, 2002	—	—	55,454	83	618,680	845,008	(203,838)	1,259,933
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $5,663	—	—	1,030	2	34,248	—	—	34,250
Comprehensive income (loss)	—	—	—	—	—	(199,818)	244,165	44,347

Balance—January 31, 2003	—	$—	56,484	$85	$652,928	$645,190	$40,327	$1,338,530

(a)	The Company’s other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2003	2002	2001
Cash flows from operating activities:
Cash received from customers	$15,897,728	$17,511,511	$20,114,486
Cash paid to suppliers and employees	(15,685,447)	(16,406,265)	(20,047,551)
Interest paid	(25,421)	(55,871)	(94,823)
Income taxes paid	(61,811)	(72,745)	(62,048)

Net cash provided by (used in) operating activities	125,049	976,630	(89,936)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,125)	(183)	(19,198)
Disposition of subsidiaries, net of cash sold	(2,289)	—	—
Expenditures for property and equipment	(26,276)	(28,466)	(38,079)
Software development costs	(32,862)	(20,719)	(22,705)

Net cash used in investing activities	(62,552)	(49,368)	(79,982)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	28,587	36,432	35,539
Net borrowings (repayments) on revolving credit loans	91,306	(1,118,167)	248,712
Proceeds from issuance of long-term debt, net of expense	—	284,200	—
Principal payments on long-term debt	(301,227)	(634)	(557)

Net cash (used in) provided by financing activities	(181,334)	(798,169)	283,694

Effect of exchange rate changes on cash	18,101	(10,091)	(6,637)

Net (decrease) increase in cash and cash equivalents	(100,736)	119,002	107,139
Cash and cash equivalents at beginning of year	257,927	138,925	31,786

Cash and cash equivalents at end of year	$157,191	$257,927	$138,925

Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Net (loss) income	$(199,818)	$110,777	$177,983

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,849	63,488	63,922
Provision for losses on accounts receivable	31,243	40,764	41,447
Special charges (Note 13)	328,872	27,000	—
Loss on disposition of subsidiaries	5,745	—	—
Deferred income taxes	17,453	(11,848)	(1,789)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	159,256	314,000	(313,197)
Decrease (increase) in inventories	26,881	702,219	(146,093)
Increase in prepaid and other assets	(18,256)	(6,248)	(11,603)
(Decrease) increase in accounts payable	(239,059)	(264,722)	11,863
(Decrease) increase in accrued expenses	(37,117)	1,200	87,531

Total adjustments	324,867	865,853	(267,919)

Net cash provided by (used in) operating activities	$125,049	$976,630	$(89,936)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company and its subsidiaries distribute to more than 80 countries and serve over 100,000 resellers in the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East.

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.

Method of Accounting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectibility must be reasonably assured. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on such returns is recorded at the time of sale based upon historical experience.

Service revenue associated with configuration services or build to order computers is recognized when the work is complete and all obligations are substantially met. Service revenues have represented less than 10% of total net sales for fiscal 2003, 2002, and 2001. Funds received from vendors for marketing programs and product rebates have been accounted for as a reduction of selling, general and administrative expenses (“SG&A”) or product cost according to the nature of the program; however, in fiscal 2004, Emerging Issues Task Force (“EITF”) Issue No. 02-16 will require reclassification of a portion of certain funds received from vendors from SG&A to gross profit, but will have no effect on net income (see also Note 1, “Recent Accounting Pronouncements”). Shipping costs are included in the cost of products sold.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the straight-line method as follows:

Years
Buildings and improvements	3 - 39
Leasehold improvements	3 - 5
Furniture, fixtures and equipment	3 - 10

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

Investments in Equity Securities

The Company’s portfolio of investments in equity securities ($2.4 million at January 31, 2003) is monitored for impairment on a periodic basis. These holdings are inherently risky because these companies are privately-held emerging technology entities whose products or technologies are still in the early stages of development, and which may never become successful. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry and the company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill

Prior to fiscal 2003, the excess of cost over fair value of acquired net assets (“goodwill”) had been amortized on a straight-line basis over 15 to 40 years. The adoption of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, “Goodwill and Other Intangible Assets,” which became effective February 1, 2002, revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators arise. At the end of fiscal 2003, the Company performed its annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. The

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the Company determining that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003. Amortization expense was $8.6 million and $8.7 million, in 2002 and 2001, respectively. The accumulated amortization of goodwill was $3.8 million and $30.3 million at January 31, 2003 and 2002, respectively.

Intangibles

Included within other assets at January 31, 2003 are certain intangible assets including capitalized software costs and the allocation of a portion of the purchase price of Computer 2000 AG (“Computer 2000”) to software used within the Computer 2000 entities and the value of the customer base acquired. Such capitalized costs are being amortized over three to ten years resulting in amortization expense of $10.5 million, $11.6 million, and $10.1 million in 2003, 2002, and 2001, respectively. The accumulated amortization of such costs was $67.8 million and $57.8 million at January 31, 2003 and 2002, respectively. The remaining unamortized balance of such costs was $66.5 million and $39.8 million at January 31, 2003 and 2002, respectively.

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

Costs of computer software developed or obtained for internal use that are capitalized include external direct costs of materials and services consumed in developing or obtaining internal-use computer software (this includes the cost of the software package and external consulting fees and related expenses incurred for software application development and/or implementation) and payroll and payroll-related costs for the Company’s IT programmers performing software coding and testing activities (including development of data conversion programs) directly associated with the internal-use computer software project. Prepaid maintenance fees associated with a software application are accounted for separately from the related software and amortized over the life of the maintenance agreement. General, administrative, overhead, training, non-development data conversion processes, and maintenance costs, as well as the costs associated with the preliminary project and post-implementation stages are expensed as incurred.

The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed and its fit in our overall strategy. It is the Company’s policy to amortize personal computer-related software, such as spreadsheet and word processing applications, over three years, which reflects the rapid changes in personal computer software. Mainframe software licenses are amortized over five years, which is in line with the longer economic life of mainframe systems compared to personal computer systems. Finally, strategic applications such as customer relationship management and enterprise-wide systems are amortized over seven to ten years.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant services with regard to products integrated for its customers. When sold and shipped, revenue for the configuration and assembly fees is recognized. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal 2003, 2002, and 2001.

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

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers, corporate resellers, and Internet resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale.

No single customer accounted for more than 5% of the Company’s net sales during fiscal 2003, 2002, or 2001. With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of products sourced from the combined HP/Compaq entity accounted for 33%, 38%, and 39% of net sales in fiscal 2003, 2002, and 2001, respectively. Microsoft software accounted for 10% of our net sales in fiscal 2003. There were no other vendors that accounted for greater than 10% of net sales in fiscal 2003, 2002, and 2001.

Foreign Currency Translation

Income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity (in the cumulative foreign currency translation adjustment account or “CTA”). For both years ended January 31, 2003 and 2002, the Company’s balance of deferred income taxes in the CTA account was $23.0 million.

Derivative Financial Instruments

The Company operates internationally with logistics facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company’s derivative financial instruments have terms of 90 days or less. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are accounted for on an accrual basis with gains and losses on these contracts recorded in income in the period in which their value changes. Gains and losses resulting from effective accounting hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

The notional amount of forward exchange contracts and options is the amount of foreign currency to be bought or sold at maturity. The notional amount of interest rate swaps is the underlying principal used in determining the interest payments exchanged over the life of the swap. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

The Company’s derivative financial instruments outstanding at January 31, 2003 and 2002 are as follows:

	January 31, 2003		January 31, 2002
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$442,592	$(239)	$238,790	$1,630
Foreign currency options	12,662	(4)	3,000	40
Interest rate swaps	16,626	(151)	51,850	(290)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $260.9 million and $607.1 million at January 31, 2003 and 2002, respectively, based upon available market information.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income.” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s CTA account, including income taxes attributable to those changes.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income, net of taxes, for the years ended January 31, 2003, 2002, and 2001 is as follows (in thousands):

	Year ended January 31,
	2003	2002	2001
Comprehensive income:
Net (loss) income	$(199,818)	$110,777	$177,983
Change in CTA(1)	244,165	(89,612)	(41,352)

Total	$44,347	$21,165	$136,631

(1)	Net of income taxes of $2.9 million and $7.2 million for the years ended January 31, 2002 and 2001, respectively. There was no income tax effect in fiscal 2003.

Stock-Based Compensation

At January 31, 2003, the Company had four stock-based employee compensation plans, which are described more fully in Note 8. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

	Year ended January 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(199,818)	$110,777	$177,983
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,077)	(20,798)	(14,618)

Pro forma net (loss) income	$(227,895)	$89,979	$163,365

Earnings per share:
Basic—as reported	$(3.55)	$2.04	$3.34

Basic—pro forma	$(4.05)	$1.65	$3.07

Diluted—as reported	$(3.55)	$1.98	$3.14

Diluted—pro forma	$(4.05)	$1.64	$2.90

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of the stock options

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the if-converted and treasury stock methods, respectively. The composition of basic and diluted net income per common share is as follows:

	Year ended January 31, 2003			Year ended January 31, 2002			Year ended January 31, 2001
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Net (loss) income per common share—Basic	$(199,818)	56,256	$(3.55)	$110,777	54,407	$2.04	$177,983	53,234	$3.34

Effect of dilutive securities:
Stock options	—	—		—	1,223		—	1,205
5% convertible subordinated notes	—	—		9,900	5,333		9,750	5,333

Net (loss) income per common share—Diluted	$(199,818)	56,256	$(3.55)	$120,677	60,963	$1.98	$187,733	59,772	$3.14

At January 31, 2003, 2002 and 2001, there were 2,529,590; 83,045 and 1,502,990 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. The contingent conversion feature requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share.

Cash Management System

Under the Company’s cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $63.5 million and $95.3 million at January 31, 2003 and 2002, respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

Non-Cash Transactions

The Company entered into capital leases for a logistics center in Germany, which totaled $3.8 million and $5.4 million at January 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. Tech Data adopted SFAS No. 142 effective February 1, 2002, and during the first quarter of the fiscal year ended January 31, 2003, finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary. Subsequently, at the end of fiscal 2003, the Company performed its annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the Company determining that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for fiscal years beginning after May 15, 2002. Among other provisions, this Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. Additionally, this Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as debt extinguishments are no longer classified as extraordinary items unless they meet the requirement in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” of being unusual and infrequently occurring. The provisions of SFAS No. 145 are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS No. 146 were effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002 and did not have a material impact upon the Company’s consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company applied the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002, and these did not have a material impact upon the Company’s consolidated financial position and results of operations. The disclosure provisions of FIN No. 45 were effective for financial statements issued after December 15, 2002 and are therefore included in the financial statements presented herein.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, the Company continues to use the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans. The Company does not expect SFAS No. 148 to have a material impact upon its consolidated financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN No. 46 are effective for the Company no later than the beginning of the third quarter of fiscal 2003, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN No. 46 are effective immediately. The Company is in the process of assessing what impact, if any, FIN No. 46 may have on the Company’s consolidated financial position and results of operations.

In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. Tech Data expects that contracts subject to this guidance will result in the reclassification of a portion of certain vendor funds from SG&A to gross profit, but will have no effect on net income. The provisions of EITF Issue No. 02-16 apply to vendor arrangements entered into after December 31, 2002, including modifications of existing arrangements. As no material modifications or new arrangements were entered into during January 2003, adoption of the provisions of EITF Issue No. 02-16 for new or modified arrangements after December 31, 2002 did not have a material impact upon the Company’s consolidated financial position and results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2.    ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the year ended January 31, 2001, Tech Data acquired additional shares of Computer 2000 common stock that, including other cash payments, resulted in additional consideration of $18.2 million.

Dispositions

Tech Data closed its operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which has been reflected in operating income during fiscal 2003.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during the fourth quarter of fiscal 2003, the Company sold its operations in Argentina to local management and liquidated one of its European financing subsidiaries. With respect to the Argentina transaction, Tech Data took a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, the Company repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

NOTE 3.    PROPERTY AND EQUIPMENT

	As of January 31,
	2003	2002
	(In thousands)
Land	$8,875	$8,134
Buildings and improvements	83,128	71,378
Furniture, fixtures and equipment	278,936	246,484
Construction in progress	—	1,302

	370,939	327,298
Less accumulated depreciation	(234,250)	(191,254)

	$136,689	$136,044

Property and equipment includes approximately $17.1 million and $14.8 million of assets under capital leases at January 31, 2003 and 2002, respectively. See Note 6—Long-Term Debt.

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. Tech Data adopted SFAS No. 142 effective February 1, 2002. At the end of fiscal 2003, the Company performed its annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the Company determining that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on February 1, 2000 (in thousands, except per share amounts):

	Year Ended January 31,
	2003	2002	2001
Net (loss) income:
Reported net (loss) income	$(199,818)	$110,777	$177,983
Add: Goodwill amortization, net of tax	—	8,481	8,535

Pro forma net (loss) income	$(199,818)	$119,258	$186,518

Basic earnings per share:
As reported	$(3.55)	$2.04	$3.34

Pro forma	$(3.55)	$2.19	$3.50

Diluted earnings per share:
As reported	$(3.55)	$1.98	$3.14

Pro forma	$(3.55)	$2.12	$3.28

The changes in the carrying amount of goodwill for the year ended January 31, 2003, are as follows (in thousands):

	United States	Europe	Other International	Total
Balance as of February 1, 2002	$2,966	$260,371	$5,766	$269,103
Goodwill acquired during the year	—	603	—	603
Goodwill impairment	—	(324,432)	(4,440)	(328,872)
Other(1)	—	63,458	(1,326)	62,132

Balance as of January 31, 2003	$2,966	$—	$—	$2,966

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within other assets are intangible assets as follows:

	As of January 31, 2003			As of January 31, 2002
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$123,742	$62,931	$60,811	$86,795	$52,675	$34,120
Customer list	9,877	4,474	5,403	7,909	2,792	5,117
Other intangible assets	680	428	252	2,828	2,284	544

Total	$134,299	$67,833	$66,466	$97,532	$57,751	$39,781

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the year ended January 31, 2003 amounted to $10.5 million. Estimated amortization expense of currently capitalized costs for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2004	$12,200
2005	10,400
2006	9,000
2007	6,900
2008	6,400

In addition, the Company capitalized intangible asset expenditures related solely to software and development costs of $32.9 million for the year ended January 31, 2003, which includes $0.3 million of capitalized interest, with a weighted average amortization period of approximately nine years.

NOTE 5.    REVOLVING CREDIT LOANS

	January 31,
	2003	2002
	(In thousands)
Receivables Securitization Program, expiring May 15, 2003	$150,000	$—
Multi-currency Revolving Credit Facility, expiring May 7, 2003	23,558	—
Other revolving credit facilities, average interest rate of 4.43% at January 31, 2003, expiring on various dates throughout fiscal 2004	14,751	86,046

	$188,309	$86,046

The Company has an agreement (the “Receivables Securitization Program”) with six financial institutions that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $500.0 million. Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity totaling $583.0 million and $664.0 million at January 31, 2003 and 2002, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest (average rate of 2.28% at January 31, 2003) on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Receivables Securitization Program expires in May 2003, and the Company intends to reduce the amount of the program to $400.0 million and renew it for another year.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. On September 13, 2002, the Company exercised its option to irrevocably reduce this credit facility from $520.0 million to $250.0 million. Under this facility, which expires in May 2003, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company intends to renew this credit facility for another three-year period. The Company pays interest (average rate of 2.62% at January 31, 2003) on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $634.0 million at January 31, 2003 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At January 31, 2003, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. As of January 31, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $870.0 million.

NOTE 6.    LONG-TERM DEBT

	January 31,
	2003	2002
	(In thousands)
Mortgage note payable, interest at 10.25%, principal and interest of $85,130 payable monthly, balloon payment due 2005	$8,002	$8,193
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021	290,000	290,000
Capital leases	17,899	15,234
Convertible subordinated debentures, interest at 5.00% payable semi-annually, due July 2003 (redeemed December 2002)	—	300,000

	315,901	613,427
Less—current maturities (included in accrued expenses)	(1,403)	(1,092)

	$314,498	$612,335

In December 2002, the Company redeemed $300.0 million of 5% convertible subordinated debentures at a price of 101%, or $303.0 million, plus interest accrued to the redemption date. The redemption was funded through a combination of cash on hand and borrowings under the Company’s revolving credit loans. Unamortized deferred debt issuance costs associated with the issuance of the debentures were not significant.

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the option of the Company at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

The aforementioned debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

Principal maturities of long-term debt at January 31, 2003 for succeeding fiscal years are as follows:

	Capital Lease Payments	Long-Term Debt	Total
	(In thousands)
Fiscal year:
2004	$2,222	$210	$2,432
2005	2,222	7,792	10,014
2006	2,222	—	2,222
2007	2,222	—	2,222
2008	2,222	—	2,222
Thereafter	12,972	290,000	302,972

Total payments	24,082	298,002	322,084
Less amounts representing interest	(6,183)	—	(6,183)

Total principal payments	$17,899	$298,002	$315,901

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2003, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$28,937	$45,734	$68,498
State	1,674	3,710	3,348
Foreign	19,064	19,467	25,976

Total current	49,675	68,911	97,822

Deferred:
Federal	16,254	(7,199)	(5,825)
State	2,250	(941)	(793)
Foreign	(1,051)	(3,708)	4,829

Total deferred	17,453	(11,848)	(1,789)

	$67,128	$57,063	$96,033

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year ended January 31,
	2003	2002	2001
Tax (benefit) at U.S. statutory rates	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	1.1	0.6
Net operating losses	3.8	1.9	1.5
Non-deductible goodwill	86.7	1.6	0.9
Loss on disposition of foreign subsidiary	2.7	—	—
Tax on foreign earnings under U.S. rate	(9.9)	(6.4)	(4.8)
Other—net	0.4	0.8	1.8

	50.6%	34.0%	35.0%

The components of pretax earnings are as follows:

	Year ended January 31,
	2003	2002	2001
	(In thousands)
United States	$136,796	$99,210	$164,854
Foreign	(269,486)	68,630	109,501

	$(132,690)	$167,840	$274,355

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2003	2002
	(In thousands)
Deferred tax liabilities:
Accelerated depreciation	$13,595	$11,154
Capitalized advertising program costs	1,977	618
Convertible debenture interest	8,500	—

Total deferred tax liabilities	24,072	11,772

Deferred tax assets:
Accrued liabilities and reserves	36,199	39,348
Loss carryforwards	61,378	52,208
Other, net	2,648	87

	100,225	91,643
Less: valuation allowance	(24,815)	(17,614)

Total deferred tax assets	75,410	74,029

Net deferred tax asset	$51,338	$62,257

The net change in the deferred income tax valuation allowance was an increase of $7.2 million at January 31, 2003, a decrease of $0.6 million at January 31, 2002 and an increase of $1.0 million at January 31, 2001. The valuation allowance primarily relates to foreign net operating loss carryforwards of $194.0 million. The majority of the net operating losses has an indefinite carryforward period with the remaining portion expiring in years 2004 through 2013. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent and feasible tax planning strategies.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $172.0 million at January 31, 2003. It is not currently practical to estimate the amount of unrecognized deferred U.S. taxes that might be payable on the repatriation of these foreign earnings.

NOTE 8.    EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2003, the Company had four stock-based compensation plans. Under the Company’s various stock-based compensation plans, which cover 17,200,000 shares, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors grants of restricted stock, options to purchase common stock, stock appreciation rights (“SARs”), limited stock appreciation rights (“Limited SARs”), and performance awards that are dependent upon achievement of specified performance goals. Stock options granted have a maximum term of 10 years, unless a shorter period is specified by the stock option committee of the Board of Directors. Awards under the plans are priced as determined by the stock option committee with the exception of stock option awards that are priced at the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans is as follows:

	January 31, 2003		January 31, 2002		January 31, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,519,696	$28.08	6,303,752	$27.20	6,042,560	$24.12
Granted	2,012,140	43.17	2,046,630	28.66	2,646,310	31.84
Exercised	(1,073,829)	27.76	(1,401,598)	24.36	(1,453,927)	21.55
Canceled	(393,676)	33.24	(429,088)	30.15	(931,191)	28.40

Outstanding at year end	7,064,331	32.14	6,519,696	28.08	6,303,752	27.20

Options exercisable at year end	2,672,089		1,845,192		1,487,113
Available for grant at year end	2,245,206		2,853,030		3,165,310

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/31/03	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at 1/31/03	Weighted- Average Exercise Price
$10.63 - $10.88	264,050	1.16	$10.77	264,050	$10.77
11.50 - 16.50	710,472	5.66	16.15	403,676	15.88
17.13 - 24.13	552,080	3.70	21.29	464,290	21.68
24.97 - 28.31	1,432,041	8.15	28.23	288,461	28.09
28.50 - 30.63	1,071,646	7.21	30.56	523,271	30.55
31.01 - 42.25	974,816	5.90	39.03	592,698	39.22
43.26 - 51.38	2,059,226	8.91	43.58	135,643	45.68

	7,064,331	7.06	32.14	2,672,089	27.26

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since the inception of the ESPP, the Company has sold 339,689 shares as of January 31, 2003. All shares purchased under the ESPP must be retained for a period of one year.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Effect of Stock Compensation Plans

The Company disclosed in Note 1 – Summary of Significant Accounting Policies, the pro forma net income and pro forma earnings per share reflecting the compensation cost that the Company would have recorded on its stock option plans and employee stock purchase plan had it used the fair value at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2003, 2002, and 2001 was $23.74, $16.63, and $18.24, respectively. The following assumptions were used for the years ended January 31, 2003, 2002 and 2001, respectively:

Year Ended January 31,	Grant Date	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2003	3/20/2002	5	66%	4.30%	0%
2002	4/2/2001	5	67%	4.37%	0%
2001	4/4/2000	4	67%	6.29%	0%

Results may vary depending on the assumptions applied within the model.

Stock Ownership and Retirement Savings Plans

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (“the 401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals, with no maximum, and participants are fully vested following four years of qualified service.

At January 31, 2003 and 2002, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan amounted to 541,800 and 652,000 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan were $0.3 million, $2.1 million, and $2.7 million for 2003, 2002 and 2001, respectively.

NOTE 9.    CAPITAL STOCK

Each outstanding share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders, except for matters involving mergers, the sale of all Company assets, amendments to the Company’s charter and exchanges of Company stock for stock of another company which require approval by a majority of each class of capital stock. In such matters, the preferred and common shareholders will each vote as a separate class.

During the fiscal year ended January 31, 2002, the Company completed a transaction wherein it exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rental expense for all operating leases amounted to $44.3 million, $48.1 million, and $46.8 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under all such leases for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2004	$41,781
2005	31,277
2006	23,735
2007	19,117
2008	16,613
Thereafter	105,921

Total payments	$238,444

The Company will receive $1.3 million in future rental receipts under noncancelable subleases.

The Company leases certain of its logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions which expires in May 2005. The sum of future minimum lease payments under this lease facility at January 31, 2003 was approximately $6.5 million, which is included in the schedule above. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, Tech Data claims tax deductions for interest and depreciation on the leased assets. The maximum funding of the Company’s leasing activities available under the synthetic lease facility is $140.0 million (of which the Company had utilized $130.5 million at January 31, 2003). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, the Company may, at its option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If the Company elects not to purchase the property at the end of the lease, Tech Data has guaranteed a percentage of the purchase value. This guaranty approximated $113.6 million at January 31, 2003.

Properties leased under the synthetic lease facility, both completed and under construction, total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. In addition, FIN No. 45 requires disclosures about the guarantees an entity has issued, including the Company’s product warranty liability. As of January 31, 2003, the Company’s product warranty liability was not material to the financial statements.

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period, where the Company would be required to perform if the customer is in default with the third party. As of January 31, 2003 and 2002, the aggregate amount of guarantees under these arrangements totaled approximately $21.8 million and $16.2 million, respectively, of which approximately $10.9 million and $4.7 million, respectively, was outstanding. The Company believes, based on historical experience, that the likelihood of a payment pursuant to such guarantees is remote. The Company also provides a residual value guarantee related to the synthetic lease facility, which is discussed above.

NOTE 11.    SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a wholesale provider of information technology products, related logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. These geographic segments are 1) the United States, 2) Europe (including the Middle East), and 3) Other International (Canada, South America, and export sales to Latin America and the Caribbean from the U.S.). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on operating income. The accounting policies of the segments are the same as those described in Note 1 — Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows (in thousands):

	Fiscal Year
	2003	2002	2001
Net sales to unaffiliated customers
United States	$7,338,255	$8,750,475	$11,258,506
Europe	7,401,149	7,233,251	7,813,334
Other international	999,541	1,213,785	1,355,839

Total	$15,738,945	$17,197,511	$20,427,679

Operating (loss) income (a)
United States	$146,783	$142,100	$238,270
Europe	(268,268)	70,806	100,458
Other international	11,643	10,210	24,028

Total	$(109,842)	$223,116	$362,756

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2003	2002	2001
Depreciation and amortization
United States	$25,723	$33,177	$34,877
Europe	21,785	26,376	26,307
Other international	2,341	3,935	2,738

Total	$49,849	$63,488	$63,922

Capital expenditures
United States	$14,459	$15,325	$35,560
Europe	44,040	32,399	24,498
Other international	639	5,309	6,144

Total	$59,138	$53,033	$66,202

Identifiable assets
United States	$1,124,709	$1,255,788	$1,835,019
Europe	1,937,534	1,951,767	2,431,017
Other international	185,775	250,775	349,509

Total	$3,248,018	$3,458,330	$4,615,545

Goodwill, net
United States	$2,966	$2,966	$3,390
Europe	—	260,371	284,985
Other international	—	5,766	11,317

Total	$2,966	$269,103	$299,692

(a)	The amounts shown above include $328.9 million of pre-tax special charges for the year ended January 31, 2003 and $27.0 million in pre-tax special charges for the year ended January 31, 2002. Of these charges, $324.4 million related to European operations and $4.5 million related to other international operations for the year ended January 31, 2003. For the year ended January 31, 2002, $25.5 million related to U.S. operations and $1.5 million related to European operations. See also Note 13—Special Charges.

NOTE 12.    INTERIM FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2003
Net sales	$3,920,420	$3,996,719	$3,810,719	$4,011,087
Gross profit	208,892	210,673	206,888	205,305
Net income (loss)	35,139	35,262	32,826	(303,045)
Earnings per share:
Basic	$0.63	$0.62	$0.58	$(5.37)
Diluted	$0.60	$0.60	$0.57	$(5.37)
Fiscal year 2002
Net sales	$4,679,992	$4,136,584	$4,215,951	$4,164,984
Gross profit	251,193	224,162	228,215	224,460
Net income	31,799	13,987	28,508	36,483
Earnings per share:
Basic	$0.59	$0.26	$0.52	$0.66
Diluted	$0.57	$0.25	$0.51	$0.63

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    SPECIAL CHARGES

In fiscal 2003 and 2002, the Company recorded pre-tax special charges of $328.9 million and $27.0 million, respectively, as follows:

	Year ended January 31,
	2003	2002
	(In millions)
Impairment of goodwill	$328.9	$—
Write-off of other capitalized software	—	5.8
Write-off of inventory management software	—	14.3
Impairment of Internet-related investments	—	5.4
Impairment of logistics center development costs	—	1.5

Total special charges	$328.9	$27.0

This total is presented separately as a component of income from operations in the Consolidated Statement of Income. For fiscal year ended January 31, 2003, the entire goodwill impairment charge relates to the Company’s foreign operations. For the fiscal year ended January 31, 2002, the special charges related entirely to the Company’s U.S. operations with the exception of $1.5 million in German logistics center development costs.

During the fiscal year ended January 31, 2003, the Company recognized $328.9 million for the impairment of goodwill. As required by SFAS No. 142, the Company performs annual tests to determine if recorded goodwill has been impaired. In order to meet the Statement’s annual impairment testing requirements, we determined the fair value of each reporting unit using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the Company determining that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

The Company recognized special charges of $5.8 million for the fiscal year ended January 31, 2002 related to a variety of small software enhancements and tools that were no longer being used due to either their replacement with more current software or changes in the business, which rendered this software useless.

For the fiscal year ended January 31, 2002, $14.3 million was recognized related to the write-off of inventory management software purchased at the end of fiscal 2000 and capitalized as construction in progress, in conjunction with the Company’s internal enterprise transformation project. Prior to development and implementation of this inventory management software, the Company determined that it had already achieved the desired inventory metrics, including owned inventory, days of supply and fill rates, through enhancements to existing systems and other process improvements, including the creation of a new purchasing division. As a result, a new cost benefit analysis was performed, which indicated that the anticipated benefits no longer supported the costs to be expended implementing the software.

The Company also recognized $5.4 million for the fiscal year ended January 31, 2002 of special charges for the impairment of the Company’s investments in the equity securities of certain privately

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

held, Internet-related companies. Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appeared to be other than temporary, and raised substantial doubts about the Company’s ability to recoup its full investment.

Finally, the Company wrote off $1.5 million of costs during the fiscal year ended January 31, 2002 associated with the development of a new logistics center in Germany. The construction of this facility has been indefinitely deferred as a result of the economic downturn.

NOTE 14.    SUBSEQUENT EVENTS (UNAUDITED)

Effective March 31, 2003, Tech Data completed its acquisition of Azlan Group PLC (“Azlan”), a UK-based European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling (approximately $229 million), which Tech Data funded from its existing credit facilities. In its most recently reported six-month fiscal period, which ended September 30, 2002, Azlan generated sales of 298.6 million pounds sterling.

TECH DATA CORPORATION AND SUBSIDIARIES

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement under the subcaption entitled “Grant Date Present Value” in the table entitled “Option Grants in Last Fiscal Year”, the information included under the caption entitled “Compensation Committee Report on Executive Compensation”, and the information included in the “Stock Price Performance Graph” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2003 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 2003.

ITEM 14.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the assistance of the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), the Company’s Disclosure Committee, and Company management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation also considered the proposed amendments to Rule 13a-14 described in Securities and Exchange Commission (“SEC”) Release Nos. 33-8138 and 34-46701. Based upon that evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource

TECH DATA CORPORATION AND SUBSIDIARIES

constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) See index to financial statements and schedules included in Item 8.

(b) The Company filed a Current Report on Form 8-K on September 13, 2002 for the following: (1) the Statements Under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commission’s June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 and (2) the Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-A(1)	—	Articles of Incorporation of the Company as amended to April 23, 1986.
3-B(2)	—	Articles of Amendment to Articles of Incorporation of the Company filed on August 27, 1987.
3-C(13)	—	By-Laws of the Company as amended to November 28, 1995.
3-F(9)	—	Articles of Amendment to Articles of Incorporation of the Company filed on July 15, 1993.
3-G(15)	—	Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.
3-H(20)	—	By-Laws of the Company as adopted on March 25, 1997.
3-I(20)	—	Amendment to By-Laws of the Company as adopted on March 30, 1999.
3-J(20)	—	Amendment to By-Laws of the Company as adopted on April 5, 2000.
3-K(21)	—	Amendment to By-Laws of the Company as adopted on June 23, 1998.
3-L(21)	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company as of June 24, 1998.
4-A(26)	—	Indenture between the Company and Bank One Trust Company, N.A., dated as of December 10, 2001.

Exhibit Number		Description
4-B(26)	—	Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
10-F(4)	—	Incentive Stock Option Plan, as amended, and form of option agreement.
10-G(10)	—	Employee Stock Ownership Plan as amended December 16, 1994.
10-V(5)	—	Employment Agreement between the Company and Edward C. Raymund dated as of January 31, 1991.
10-W(5)	—	Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
10-X(6)	—	First Amendment to the Employment Agreement between the Company and Edward C. Raymund dated November 13, 1992.
10-Y(6)	—	First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November 13, 1992.
10-Z(6)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.
10-AA(7)	—	Non-Statutory Stock Option Grant Form.
10-BB(7)	—	Incentive Stock Option Grant Form.
10-CC(8)	—	Employment Agreement between the Company and Steven A. Raymund dated February 1, 1992.
10-EE(10)	—	Retirement Savings Plan as amended January 26, 1994.
10-FF(9)	—	Revolving Credit and Reimbursement Agreement dated December 22, 1993.
10-GG(9)	—	Transfer and Administration Agreement dated December 22, 1993.
10-HH(10)	—	Amendments (Nos. 1-4) to the Transfer and Administration Agreement.
10-II(10)	—	Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-JJ(10)	—	Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-KK(13)	—	Amendments (Nos. 5,6) to the Transfer and Administration Agreement.
10-LL(13)	—	Amendments (Nos. 3-5) to the Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-MM(13)	—	Amendments (Nos. 3-5) to the Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-NN(12)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.
10-OO(12)	—	1995 Employee Stock Purchase Plan.
10-PP(12)	—	Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.
10-QQ(14)	—	Amended and Restated Transfer and Administration Agreement dated January 21, 1997.
10-RR(14)	—	Amendment Number 1 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-SS(14)	—	Revolving Credit and Reimbursement Agreement dated May 23, 1996.
10-TT(15)	—	Amendment Number 2 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-UU(15)	—	Revolving Credit and Reimbursement Agreement dated August 28, 1997.
10-VV(16)	—	Amendment Number 3 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-WW(17)	—	Amendments (Nos. 1, 2) to the Revolving Credit and Reimbursement Agreement dated August 28, 1997, as amended.
10-XX(17)	—	Amendments (Nos. 4-6) to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-YY(18)	—	Second Amended and Restated Transfer and Administration Agreement dated February 10, 1999.
10-ZZ(19)	—	Amendments (Nos.1, 2) to Second Amended and Restated Transfer and Administration Agreement.

Exhibit Number		Description
10-AAa(20)	—	Transfer and Administration Agreement dated May 19, 2000.
10-AAb(20)	—	Credit Agreement dated as of May 8, 2000.
10-AAc(20)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.
10-AAd(20)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.
10-AAe(20)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.
10-AAf(22)	—	Retirement Savings Plan as amended July 14, 1999.
10-AAg(23)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.
10-AAh(27)	—	Amendment Number 1 to the Transfer and Administration Agreement dated November 2, 2000.
10-AAi(24)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.
10-AAj(24)	—	2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk(25)	—	Amendment Number 2 to the Transfer and Administration Agreement dated May 17, 2001.
10-AAl(3)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.
10-AAm(3)	—	Amendment Agreement Number 2 to Credit Agreement dated March 13, 2003.
10-AAn(3)	—	Amendment Number 4 to Transfer and Administration Agreement dated March 6, 2003.
21-A(3)	—	Subsidiaries of Registrant.
23-A(3)	—	Consent of Ernst & Young LLP.
99-A(3)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
99-B(3)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-C(3)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-D(3)	—	Audit Committee Charter.

(1)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-4135.
(2)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-21997.
(3)	Filed herewith.
(4)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-21879.
(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11)	Not used.
(12)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-36999.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1998, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1999, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 1999, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2000, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-44848.
(22)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-85509.
(23)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(24)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2001, File No. 0-14625.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2003	$60,155	$31,243	$(47,668)	$16,577	$60,307
2002	64,465	40,764	(48,862)	3,788	60,155
2001	61,617	41,447	(42,467)	3,868	64,465

(1)	“Other” includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2003.

TECH DATA CORPORATION

By	/s/ STEVEN A. RAYMUND
Steven A. Raymund,
Chairman of the Board of Directors and
Chief Executive Officer

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

Signature	Title	Date

/s/ STEVEN A. RAYMUND	Chairman of the Board ofDirectors;	April 24, 2003
Steven A. Raymund	Chief Executive Officer
/s/ JEFFERY P. HOWELLS	Executive Vice President and	April 24, 2003
Jeffery P. Howells	Chief Financial Officer; Director
(principal financial officer)
/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate	April 24, 2003
Joseph B. Trepani	Controller (principal accounting officer)
/s/ CHARLES E. ADAIR	Director	April 24, 2003
Charles E. Adair
/s/ MAXIMILIAN ARDELT	Director	April 24, 2003
Maximilian Ardelt
/s/ JAMES M. CRACCHIOLO	Director	April 24, 2003
James M. Cracchiolo
/s/ DANIEL M. DOYLE	Director	April 24, 2003
Daniel M. Doyle
/s/ KATHY MISUNAS	Director	April 24, 2003
Kathy Misunas
/s/ DAVID M. UPTON	Director	April 24, 2003
David M. Upton
/s/ JOHN Y. WILLIAMS	Director	April 24, 2003
John Y. Williams

CERTIFICATIONS

I, Steven A. Raymund, certify that:

1.	I have reviewed this annual report on Form 10-K of Tech Data Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ STEVEN A. RAYMUND
Steven A. Raymund,
Chairman of the Board of Directors and
Chief Executive Officer

CERTIFICATIONS

I, Jeffery P. Howells, certify that:

1.	I have reviewed this annual report on Form 10-K of Tech Data Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ JEFFERY P. HOWELLS
Jeffery P. Howells,
Executive Vice President and
Chief Financial Officer

Exhibit Number		Description
3-A(1)	—	Articles of Incorporation of the Company as amended to April 23, 1986.
3-B(2)	—	Articles of Amendment to Articles of Incorporation of the Company filed on August 27, 1987.
3-C(13)	—	By-Laws of the Company as amended to November 28, 1995.
3-F(9)	—	Articles of Amendment to Articles of Incorporation of the Company filed on July 15, 1993.
3-G(15)	—	Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.
3-H(20)	—	By-Laws of the Company as adopted on March 25, 1997.
3-I(20)	—	Amendment to By-Laws of the Company as adopted on March 30, 1999.
3-J(20)	—	Amendment to By-Laws of the Company as adopted on April 5, 2000.
3-K(21)	—	Amendment to By-Laws of the Company as adopted on June 23, 1998.
3-L(21)	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company as of June 24, 1998.
4-A(26)	—	Indenture between the Company and Bank One Trust Company, N.A., dated as of December 10, 2001.
4-B(26)	—	Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
10-F(4)	—	Incentive Stock Option Plan, as amended, and form of option agreement.
10-G(10)	—	Employee Stock Ownership Plan as amended December 16, 1994.
10-V(5)	—	Employment Agreement between the Company and Edward C. Raymund dated as of January 31, 1991.
10-W(5)	—	Irrevocable Proxy and Escrow Agreement dated April 5, 1991.
10-X(6)	—	First Amendment to the Employment Agreement between the Company and Edward C. Raymund dated November 13, 1992.
10-Y(6)	—	First Amendment in the nature of a Complete Substitution to the Irrevocable Proxy and Escrow Agreement dated November 13, 1992.
10-Z(6)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.
10-AA(7)	—	Non-Statutory Stock Option Grant Form.
10-BB(7)	—	Incentive Stock Option Grant Form.
10-CC(8)	—	Employment Agreement between the Company and Steven A. Raymund dated February 1, 1992.
10-EE(10)	—	Retirement Savings Plan as amended January 26, 1994.
10-FF(9)	—	Revolving Credit and Reimbursement Agreement dated December 22, 1993.
10-GG(9)	—	Transfer and Administration Agreement dated December 22, 1993.
10-HH(10)	—	Amendments (Nos. 1-4) to the Transfer and Administration Agreement.
10-II(10)	—	Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-JJ(10)	—	Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-KK(13)	—	Amendments (Nos. 5,6) to the Transfer and Administration Agreement.
10-LL(13)	—	Amendments (Nos. 3-5) to the Amended and Restated Revolving Credit and Reimbursement Agreement dated July 28, 1994, as amended.
10-MM(13)	—	Amendments (Nos. 3-5) to the Revolving Foreign Currency Agreement dated August 4, 1994, as amended.
10-NN(12)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.
10-OO(12)	—	1995 Employee Stock Purchase Plan.
10-PP(12)	—	Employment Agreement between the Company and A. Timothy Godwin dated as of December 5, 1995.
10-QQ(14)	—	Amended and Restated Transfer and Administration Agreement dated January 21, 1997.

Exhibit Number		Description
10-RR(14)	—	Amendment Number 1 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-SS(14)	—	Revolving Credit and Reimbursement Agreement dated May 23, 1996.
10-TT(15)	—	Amendment Number 2 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-UU(15)	—	Revolving Credit and Reimbursement Agreement dated August 28, 1997.
10-VV(16)	—	Amendment Number 3 to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-WW(17)	—	Amendments (Nos. 1,2) to the Revolving Credit and Reimbursement Agreement dated August 28, 1997, as amended.
10-XX(17)	—	Amendments (Nos. 4-6) to the Amended and Restated Transfer and Administration Agreement dated January 21, 1997, as amended.
10-YY(18)	—	Second Amended and Restated Transfer and Administration Agreement dated February 10, 1999.
10-ZZ(19)	—	Amendments (Nos.1, 2) to Second Amended and Restated Transfer and Administration Agreement.
10-AAa(20)	—	Transfer and Administration Agreement dated May 19, 2000.
10-AAb(20)	—	Credit Agreement dated as of May 8, 2000.
10-AAc(20)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.
10-AAd(20)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.
10-AAe(20)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.
10-AAf(22)	—	Retirement Savings Plan as amended July 14, 1999.
10-AAg(23)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.
10-AAh(27)	—	Amendment Number 1 to the Transfer and Administration Agreement dated November 2, 2000.
10-AAi(24)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.
10-AAj(24)	—	2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk(25)	—	Amendment Number 2 to the Transfer and Administration Agreement dated May 17, 2001.
10-AAl(3)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.
10-AAm(3)	—	Amendment Agreement Number 2 to Credit Agreement dated March 13, 2003.
10-AAn(3)	—	Amendment Number 4 to Transfer and Administration Agreement dated March 6, 2003.
21-A(3)	—	Subsidiaries of Registrant.
23-A(3)	—	Consent of Ernst & Young LLP.
99-A(3)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
99-B(3)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-C(3)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-D(3)	—	Audit Committee Charter.

(1)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-4135.
(2)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-21997.
(3)	Filed herewith.
(4)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-21879.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 1991, File No. 0-14625.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1993, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(11)	Not used.
(12)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1996, File No. 0-14625.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1997, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-36999.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1998, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1999, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 1999, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2000, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-44848.
(22)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-85509.
(23)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(24)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2001, File No. 0-14625.