Form 10-Q
period 2003-04-30
TECH DATA CORP
filed 2003-06-10
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14625

TECH DATA CORPORATION

(Exact name of registrant as specified in its charter)

Florida	No. 59-1578329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5350 Tech Data Drive, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at May 5, 2003
Common stock, par value $.0015 per share	56,656,371

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2003	January 31, 2003

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$163,865	$157,191
Accounts receivable, less allowance for doubtful accounts of $71,151 and $60,307	1,823,209	1,714,902
Inventories	1,224,570	997,875
Prepaid and other assets	132,261	108,150

Total current assets	3,343,905	2,978,118
Property and equipment, net	155,816	136,689
Excess of cost over fair value of acquired net assets, net	116,226	2,966
Other assets, net	145,054	130,245

Total assets	$3,761,001	$3,248,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$445,724	$188,309
Accounts payable	1,206,975	1,073,357
Accrued expenses	370,438	317,169

Total current liabilities	2,023,137	1,578,835
Long-term debt	314,805	314,498
Other long-term liabilities	16,155	16,155

Total liabilities	2,354,097	1,909,488

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 56,652,771 and 56,483,572 issued and outstanding	85	85
Additional paid-in capital	655,600	652,928
Retained earnings	666,727	645,190
Accumulated other comprehensive income	84,492	40,327

Total shareholders’ equity	1,406,904	1,338,530

Total liabilities and shareholders’ equity	$3,761,001	$3,248,018

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended April 30,
	2003	2002
Net sales	$3,913,857	$3,920,420
Cost of products sold	3,706,697	3,711,528

Gross profit	207,160	208,892
Selling, general and administrative expenses	171,857	153,945

Operating income	35,303	54,947
Interest expense	5,506	8,878
Interest income	(1,624)	(2,531)
Net foreign currency exchange gain	(243)	(3,844)

Income before income taxes	31,664	52,444
Provision for income taxes	10,127	17,305

Net income	$21,537	$35,139

Net income per common share:
Basic	$.38	$.63

Diluted	$.38	$.60

Weighted average common shares outstanding:
Basic	56,550	55,662

Diluted	56,777	62,436

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three months ended April 30,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$4,045,036	$4,015,206
Cash paid to suppliers and employees	(4,032,879)	(4,046,069)
Interest paid	(2,469)	(1,446)
Income taxes paid	(439)	(15,360)

Net cash provided by (used in) operating activities	9,249	(47,669)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(200,153)	(216)
Expenditures for property and equipment	(9,635)	(4,877)
Software development costs	(6,261)	(4,983)

Net cash used in investing activities	(216,049)	(10,076)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	1,987	26,662
Net borrowings (repayments) under revolving credit loans	205,446	(16,152)
Principal payments on long-term debt	(338)	(273)

Net cash provided by financing activities	207,095	10,237

Effect of exchange rate changes on cash	6,379	3,683

Net increase (decrease) in cash and cash equivalents	6,674	(43,825)
Cash and cash equivalents at beginning of period	157,191	257,927

Cash and cash equivalents at end of period	$163,865	$214,102

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$21,537	$35,139

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,947	12,836
Provision for losses on accounts receivable	3,488	7,313
(Increase) decrease in assets:
Accounts receivable	131,179	94,786
Inventories	(122,024)	(156,352)
Prepaid and other assets	30,558	(40,021)
(Decrease) increase in liabilities:
Accounts payable	(9,368)	6,409
Accrued expenses	(58,068)	(7,779)

Total adjustments	(12,288)	(82,808)

Net cash provided by (used in) operating activities	$9,249	$(47,669)

The accompanying Notes to Consolidated Financial Statements

are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION:

Business

Tech Data Corporation (“Tech Data,” or “the Company”) is a leading distributor of information technology (“IT”) products, logistics management, and other value-added services worldwide. The Company serves over 100,000 value-added resellers (“VARs”), direct marketers, retailers, corporate resellers, and Internet resellers in more than 80 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East, and Africa.

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of April 30, 2003, and the results of their operations for the three months ended April 30, 2003 and 2002, and their cash flows for the three months ended April 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, certain prior year balances have been reclassified to conform to the current period presentation.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months, but an increase during the Company’s fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. The product cycle of major products and any company acquisition or disposition may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN No. 46 are effective for Tech Data no later than the beginning of the third quarter of fiscal 2004, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN No. 46 are effective immediately. The Company is in the process of assessing what impact, if any, FIN No. 46 may have on its consolidated financial position or results of operations.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. The guidance was effective for vendor arrangements entered into or modified subsequent to December 31, 2002, and also requires that recognition of certain consideration received from vendors be deferred until the time the inventory to which it relates is sold. As a result, approximately $4.3 million was reclassified from selling, general and administrative expenses with $3.3 million of this amount being recorded as a reduction of cost of goods sold and recognition of the remaining $1.0 million being deferred pending the sale of the related inventory. The Company may see further increases in its gross profit (in absolute dollars and as a percentage of sales) in future quarters as additional vendor arrangements become subject to the new accounting standard. The increase in gross profit would result from the additional reclassification of certain vendor reimbursements from selling, general and administrative expenses to cost of goods sold. In addition, the Company anticipates an aggregate deferral of approximately $4.0 to $6.0 million on a pretax basis to be established by the end of fiscal 2004. This deferral would relate to vendor reimbursements associated with unsold inventory at the end of fiscal 2004. The Company expects the guidance to be applicable to virtually all of its vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively and the Company is in the process of evaluating what impact, if any, SFAS No. 149 may have on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Tech Data’s third quarter of fiscal 2004. For financial instruments created before the issuance of SFAS No. 150 and still existing at August 1, 2003, it will be reported as a cumulative effect of a change in accounting principle. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company is currently evaluating the impact SFAS No. 150 may have on its consolidated financial position or results of operations.

NOTE 3 – EARNINGS PER SHARE (“EPS”):

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

	Three months ended April 30,
	2003			2002
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$21,537	56,550	$.38	$35,139	55,662	$.63

Effect of dilutive securities:
Stock options		227			1,441
5% convertible subordinated notes	—	—		2,513	5,333

Diluted EPS	$21,537	56,777	$.38	$37,652	62,436	$.60

NOTE 3 – EARNINGS PER SHARE (“EPS”) (Continued):

At April 30, 2003 and 2002, there were 7,605,645 and 68,210 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions of the contingent conversion feature not being met. The contingent conversion feature requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share.

Accounting for Stock-Based Compensation

At April 30, 2003, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended April 30,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$21,537	$35,139

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,344)	(6,121)

Pro forma net income	$15,193	$29,018

Earnings per share:
Basic – as reported	$.38	$.63

Basic – pro forma	$.27	$.52

Diluted – as reported	$.38	$.60

Diluted – pro forma	$.27	$.51

The weighted-average fair value of options granted during the quarter ended April 30, 2003 and 2002, was $13.00 and $23.86, respectively. The following weighted-average assumptions were used for the quarters ended April 30, 2003 and 2002, respectively:

Quarter Ended April 30,	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2003	4.4	66%	2.54%	0%
2002	4.3	66%	4.30%	0%

Results may vary depending on the assumptions applied within the model.

NOTE 4 – COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s Cumulative Translation Adjustment (“CTA”) account, including income taxes attributable to those changes.

Comprehensive income, net of taxes, for the three months ended April 30, 2003, and 2002 is as follows (in thousands):

	Three months ended April 30,
	2003	2002
Comprehensive income:
Net income	$21,537	$35,139
Change in CTA (1)	44,165	47,166

Total	$65,702	$82,305

(1) There were no income tax effects for the quarters ended April 30, 2003 or 2002.

NOTE 5 – SEGMENT INFORMATION:

Tech Data operates predominately in a single industry segment as a wholesale provider of information technology products, related logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. Starting in the first quarter of fiscal 2004, the Company modified its management structure and combined its U.S., Canadian and Latin American operations into the Americas region. The Company’s Canadian and Latin American operations were previously reported separately as the Other International region. As a result, the Company’s geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to Latin America and the Caribbean from the U.S.) and 2) Europe (Europe, Middle East, and export sales to Africa). Prior year amounts have been reclassified to conform to the current period presentation. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months Ended April 30,
	2003	2002
Net sales to unaffiliated customers
Americas	$1,870,038	$2,187,067
Europe	2,043,819	1,733,353

Total	$3,913,857	$3,920,420

Operating income
Americas	$28,854	$39,235
Europe	6,449	15,712

Total	$35,303	$54,947

Depreciation and amortization
Americas	$5,537	$7,976
Europe	6,410	4,860

Total	$11,947	$12,836

Capital expenditures
Americas	$5,238	$2,541
Europe	10,658	7,319

Total	$15,896	$9,860

Identifiable assets
Americas	$1,415,563	$1,597,196
Europe	2,345,438	1,993,050

Total	$3,761,001	$3,590,246

Excess of cost over fair value of acquired net assets, net
Americas	$2,966	$8,811
Europe	113,260	273,436

Total	$116,226	$282,247

NOTE 6 – ACQUISITIONS AND DISPOSITIONS:

Acquisitions

Effective March 31, 2003, Tech Data acquired all of the outstanding stock of UK-based Azlan Group PLC (“Azlan”), a European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling ($224.4 million), which the Company funded from its existing credit facilities.

The Azlan acquisition strengthens Tech Data’s position in Europe with respect to networking products and value- added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with the Statement, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. The purchase price of Azlan was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates (see Note 7 for a preliminary roll-forward of the excess of cost over fair value of acquired net assets during the quarter). The Company’s management is in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2003 (in thousands, except per share amounts):

	For the three months ended April 30,
	2003	2002
Net sales	$4,086,603	$4,121,474
Net income	22,993	38,379
Net income per common share:
Basic	0.41	0.69
Diluted	0.41	0.65

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003.

In addition, during the first quarter of fiscal 2004, Tech Data acquired two small distributors in France in the areas of CAD/graphics and storage solutions. The results of operations of these two distributors were not material to the Company’s financial results for the first quarter.

Dispositions

During the first quarter of fiscal 2003, the Company made the decision to close its operations in Norway. Charges and other operating losses from exiting Norway totaled approximately $3.3 million during the first quarter of fiscal 2003.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS:

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS (Continued):

The changes in the excess of cost over fair value of acquired net assets for the quarter ended April 30, 2003 are as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2003	$2,966	$—	$2,966
Excess of cost over fair value of acquired net assets acquired during the quarter (1)	—	110,197	110,197
Other (2)	—	3,063	3,063

Balance as of April 30, 2003	$2,966	$113,260	$116,226

(1) The addition to Europe’s excess of cost over fair value of acquired net assets primarily relates to the acquisition of Azlan. See Note 6 for more details on current period acquisitions.
(2) “Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within other assets are intangible assets as follows (in thousands):

	As of April 30, 2003			As of January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$144,787	$76,168	$68,619	$123,742	$62,931	$60,811
Customer list	10,274	4,911	5,363	9,877	4,474	5,403
Other intangible assets	1,692	419	1,273	680	428	252

Total	$156,753	$81,498	$75,255	$134,299	$67,833	$66,466

Amortization expense for the first quarter of fiscal 2004 amounted to $2.8 million. Estimated amortization expense for current and succeeding fiscal years are as follows (in thousands):

Fiscal year:
2004	$13,600
2005	12,600
2006	9,900
2007	7,700
2008	6,900

In addition, the Company capitalized intangible asset expenditures related solely to software and development costs of $6.3 million for the quarter ended April 30, 2003, with a weighted average amortization period of approximately nine years.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded an income tax benefit of approximately $0.7 million and $4.7 million during the three months ended April 30, 2003 and 2002, respectively, related to the exercise of nonqualified employee stock options.

NOTE 9 – REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $500.0 million (reduced to $400.0 million in May 2003). Under this program, the Company legally isolated certain U.S. trade receivables into a wholly-owned, bankruptcy-remote special purpose entity totaling $546.6 million and $583.0 million at April 30, 2003 and January 31, 2003, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest (average rate of 1.92% at April 30, 2003) on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Receivables Securitization Program expires in August 2003, and the Company intends to renew it for another year.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in May 2006, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest (average rate of 2.25% at April 30, 2003) on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $643.0 million at April 30, 2003 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.4 billion, of which $445.7 million was outstanding at April 30, 2003. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At April 30, 2003, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. The maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $645.3 million as of April 30, 2003.

Long-Term Debt

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into its common stock at any time, if the market price of the common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the Company’s option at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible

NOTE 9 – REVOLVING CREDIT LOANS AND LONG-TERM DEBT (Continued):

subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2003, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of April 30, 2003 and January 31, 2003, the aggregate amount of guarantees under these arrangements totaled approximately $18.1 million and $21.8 million, respectively, of which approximately $9.7 million and $10.9 million, respectively, was outstanding. The Company believes, based on historical experience, that the likelihood of a payment pursuant to such guarantees is remote. The Company also provides a residual value guarantee related to its synthetic lease facility, which is discussed in the Liquidity and Capital Resources section of Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or “the Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2003 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Quarterly Data – Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months, but an increase in demand during our fiscal fourth quarter, and increased Canadian government purchasing in the first quarter. The product cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

Results of Operations

Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. Prior year amounts have been reclassified to conform to the current period presentation.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three months ended April 30, 2003 and 2002 as follows:

	Percentage of net sales
	Three months ended April 30,
	2003	2002
Americas	47.78%	55.79%
Europe	52.22	44.21

Net sales	100.00	100.00
Cost of products sold	94.71	94.67

Gross profit	5.29	5.33
Selling, general and administrative expenses	4.39	3.93

Operating income	.90	1.40
Interest expense	.14	.23
Interest income	(.04)	(.07)
Net foreign currency exchange gain	(.01)	(.10)

Income before income taxes	.81	1.34
Provision for income taxes	.26	.44

Net income	.55%	.90%

Three Months Ended April 30, 2003 and 2002

Net Sales

Consolidated net sales were $3.9 billion in the first quarter of fiscal 2004, roughly flat when compared to the first quarter last year. Net sales for the first quarter of fiscal 2004 in the Americas declined by 14.5% and in

Europe by 4.3% on a local currency basis. This decline is primarly due to a) continued lower demand for technology-related products and services throughout the world; b) the decision of certain vendors to pursue a direct sales model, primarily in the United States; c) declining average unit selling prices; and d) our exit last year from certain markets in Europe and Latin America. This decline was largely offset by the strengthening of the euro. In addition, we acquired Azlan at the end of March 2003, thus our first quarter results this year includes one month of Azlan’s operations. The decline in demand has been most noticeable in the United States, whereas in Europe, our German operations experienced the greatest year-over-year decline, driven largely by the economic softness in the region and competitive factors in the market. We have seen no indication that demand will improve in the near future, especially within the United States.

	Three Months Ended April 30,
	2003	% Change	2002
Net Sales:
Americas	$1,870,038	(14.5%)	$2,187,067
Europe	2,043,819	17.9%	1,733,353

Total	$3,913,857	(0.2%)	$3,920,420

We generated approximately 35% of our net sales in the first quarter of fiscal 2004 from products purchased from Hewlett-Packard Company (“HP”) and Compaq Computer Company, which was acquired by HP in 2002. HP has increased the level of business it transacts directly with end-users and/or resellers. As discussed above, our net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business (HP’s printer business has not been affected). HP also modified certain contract terms and conditions which pushed additional costs into the channel. In response to these changes, we continue to evaluate and modify our pricing policies and terms and conditions with our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) during the quarter was 5.29%, a decline of four basis points compared to the first quarter of fiscal 2003. This decline can be primarily attributed to significant competitive margin pressures experienced in the Americas, primarily the United States, and to a lesser extent Europe. Offsetting this were the impacts of including one month of Azlan’s results (which include higher gross margins than our “legacy” operations), and the implementation of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller) of the Vendor’s Products,” as discussed below.

Gross margin within both operating segments during the first quarter include a reclassification pursuant to EITF Issue No. 02-16. EITF Issue No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. The new guidance is applicable to vendor arrangements entered into or modified subsequent to December 31, 2002. As a result of implementing EITF Issue No. 02-16, we have reclassified approximately $4.3 million (.11% of net sales) from selling, general and administrative expenses with $3.3 million (.08% of net sales) recorded as a reduction of cost of goods sold and the remaining $1.0 million (.03% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory. We may see further increases in our gross profit (in absolute dollars and as a percentage of sales) in future quarters as additional vendor arrangements become subject to the new accounting standard. The increase in gross profit would result from the additional reclassification of certain vendor reimbursements from selling, general and administrative expenses to cost of goods sold. In addition, we anticipate an aggregate deferral of approximately $4.0 to $6.0 million on a pretax basis to be established by the end of fiscal 2004. This deferral would relate to vendor reimbursements associated with unsold inventory at the end of fiscal 2004. We expect the guidance to be applicable to virtually all vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

Selling, general and administrative expenses (“SG&A”)

SG&A during the quarter increased by $17.9 million or 11.6% compared to the prior year. This increase can be attributed almost entirely to the strengthening of the euro and other currencies against the U.S. dollar, the inclusion of one month of Azlan’s operating results and the implementation of EITF Issue No. 02-16, as discussed above. SG&A in the Americas declined on a year-over-year basis through stringent cost controls whereas Europe’s SG&A increased on a local currency basis due to the addition of Azlan and the implementation of EITF No. 02-16 as discussed above.

On a relative basis, SG&A as a percentage of sales increased by 46 basis points from the prior year. This increase can be attributed to a number of factors, including a) the inclusion of Azlan which has a higher cost structure than Tech Data’s “legacy” operations; b) the implementation of EITF Issue No. 02-16 as discussed above; and c) the favorable impact of our cost control measures not fully offsetting our decline in net sales.

Non-Operating Income and Expenses

Interest Expense and Income

Interest expense decreased 38.0% to $5.5 million in the first quarter of fiscal 2004 from $8.9 million in the first quarter of the prior year. This decrease was the result of a significant reduction in our average outstanding indebtedness and a decline in our average borrowing rates. Interest income decreased 35.8% to $1.6 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of the prior year. This decrease was primarily attributable to a decrease in cash available for investment during the quarter, as it was used to pay down outstanding debt.

Net Foreign Currency Exchange Gains/Losses

We realized a net foreign currency exchange gain of $0.2 million in the first quarter of fiscal 2004 compared to a gain of $3.8 million in the first quarter of the prior year. The majority of the fluctuation from the prior year was attributable to our operations in Europe, with the remainder relating to our operations in Latin America. The European gain was attributable to the strengthening of the euro, as many of their payables are denominated in U.S. dollars and are not fully hedged. It continues to be our goal to minimize foreign currency exchange gains and losses through effective hedging techniques. Our foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Our effective tax rate was 32% in the first quarter of fiscal 2004 and 33% in the first quarter of fiscal 2003. The effective tax rate differed from the U.S. federal statutory rate of 35% in the first quarter of fiscal 2004 and 2003 primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Net Income and Earnings Per Share

As a result of the factors described above, net income in the first quarter of fiscal 2004 decreased 38.7% to $21.5 million, or $0.38 per diluted share, compared to net income of $35.1 million, or $0.60 per diluted share in the first quarter of the prior year.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventory

We value our inventory at the lower of its cost or market value. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, personnel funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed between the vendor and Tech Data.

We have historically recorded unrestricted volume rebates and early payment discounts received from vendors as a reduction of inventory and recognized the incentives as a reduction of cost of products sold when the related inventory was sold. With the implementation of EITF Issue No. 02-16, such treatment will be considered for all other incentives we receive from vendors, such as cooperative advertising allowances and personnel funding. The impact of the implementation of EITF 02-16 is discussed within the Results of Operations section of this document.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually for impairment. Goodwill may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified.

We examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs and customer lists, as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified.

Deferred Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors, including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. Likewise, should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. For VIEs created before February 1, 2003, the recognition and measurement provisions of FIN No. 46 are effective for us no later than the beginning of the third quarter of fiscal 2004, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN No. 46 are effective immediately. We are in the process of assessing what impact, if any, FIN No. 46 may have on our consolidated financial position or results of operations.

In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of SG&A. The guidance was effective for vendor arrangements entered into or modified subsequent to December 31, 2002, and also requires that recognition of certain consideration received from vendors be deferred until the time the inventory to which it relates is sold. As a result, approximately $4.3 million was reclassified from selling, general and administrative expenses with $3.3 million of this amount being recorded as a reduction of cost of goods sold and the remaining $1.0 million being deferred pending the sale of the related inventory. We may see further increases in our gross profit (in absolute dollars and as a percentage of sales) in future quarters as additional vendor arrangements become subject to the new accounting standard. The increase in gross profit would result from the additional reclassification of certain vendor reimbursements from selling, general and administrative expenses to cost of goods sold. In addition, we anticipate an aggregate deferral of approximately $4.0 to $6.0 million on a pretax basis to be established by the end of fiscal 2004. This deferral would relate to vendor reimbursements associated with unsold inventory at the end of fiscal 2004. We expect the guidance to be applicable to virtually all of our vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively and we are in the process of evaluating what impact, if any, SFAS No. 149 may have on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our third quarter of fiscal 2004. For financial instruments created before the issuance of SFAS No. 150 and still existing at August 1, 2003, it will be reported as a cumulative effect of a change in accounting principle. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We are currently evaluating the impact SFAS No. 150 may have on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities of $9.2 million during the first quarter of fiscal 2004 was primarily attributable to income from operations of $21.5 million combined with a decrease in accounts receivable and prepaid and other assets offset by payments made for inventories and previously accrued expenses.

Net cash used in investing activities of $216.0 million during the first three months of fiscal 2004 was attributable to the acquisition of Azlan and the continuing investment related to the expansion of our management information systems, office facilities and equipment for our logistics centers. We expect to make capital expenditures of approximately $60.0-$70.0 million during fiscal 2004 to further expand or upgrade our information technology (“IT”) systems, logistics centers and office facilities, which include $13.0—$16.0 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash provided by financing activities of $207.1 million during the first three months of fiscal 2004 primarily reflects net borrowings on our revolving credit lines of $224.4 million to fund the acquisition of Azlan, offset by cash acquired.

Liquidity and Capital Resources

As of April 30, 2003, we maintained a $250.0 million multi-currency revolving credit facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 2.25% at April, 30, 2003) under this facility at the applicable eurocurrency rate plus a margin based on our credit ratings. Additionally, we maintain a $500.0 million Receivables Securitization Program with a syndicate of banks expiring in August 2003 (reduced to $400.0 million in May 2003). We pay interest (average rate of 1.92% at April 30, 2003) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintain additional lines of credit and overdraft facilities totaling approximately $643.0 million.

The aforementioned credit facilities total approximately $1.4 billion, of which $445.7 million was outstanding at April 30, 2003. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of April 30, 2003. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. As of April 30, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $645.3 million. For a more detailed discussion of our credit facilities, see Note 9 of Notes to Consolidated Financial Statements.

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

In August 2000, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2003, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

We lease certain logistics centers and office facilities under a five-year synthetic lease facility provided by a group of financial institutions, which expires in May 2005. The sum of future minimum lease payments under this lease facility at April 30, 2003 was approximately $6.2 million. In accordance with the terms of the synthetic lease facility and the Internal Revenue Code, we claim tax deductions for interest and depreciation on the leased assets. The maximum funding of our leasing activities available under the synthetic lease facility is $140.0 million (of which we had utilized $133.5 million at April 30, 2003). The synthetic lease facility has an initial term of five years, with rent obligations commencing on the date construction of a discrete project is complete. At any time during the term of the lease, we may, at our option, purchase the property at approximately the amount expended by the lessor to purchase the land and construct the building (“purchase value”). If we elect not to purchase the property at the end of the lease, we have guaranteed a percentage of the purchase value. This guaranty approximated $116.2 million at April 30, 2003. We have also entered into other agreements to lease certain office space, logistics centers and equipment for varying periods. We expect that in the normal course of business, these leases will be renewed or replaced by other leases.

Properties leased under the synthetic lease facility, both completed and under construction, total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

Asset Management

We manage our inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as we add new product lines and when appropriate, we make large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory, subject to certain limitations. In addition, we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as our inventory management procedures have helped to reduce the risk of loss of inventory value.

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit we extend to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

Acquisitions

Effective March 31, 2003, we completed the acquisition of Azlan, a European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling ($224.4 million), which we funded from our existing credit facilities.

Azlan’s operations for the month of April 2003 are included in our first quarter results of operations. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” The purchase price of Azlan was allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates. Almost all of the increase in our balance of “excess of cost over fair value of acquired net assets” during the quarter was the result of this acquisition. We are in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

In addition, during the first quarter of fiscal 2004, we acquired two small distributors in France in the areas of CAD/graphics and storage solutions.

Cautionary Statements and Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Exhibit 99-A to our Quarterly Report on Form 10-Q for the three months ended April 30, 2003 outlines cautionary statements and identifies important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make or are made on our behalf. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the aforementioned Exhibit 99-A.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally
•	narrow profit margins
•	inventory risks due to shifts in market demand
•	dependence on information systems
•	credit exposure due to the deterioration in the financial condition of our customers
•	the inability to obtain required capital
•	fluctuations in interest rates
•	potential adverse effects of acquisitions
•	foreign currency exchange rates and exposure to foreign markets
•	the impact of changes in income tax and other legislation
•	product supply and availability
•	dependence on independent shipping companies
•	changes in vendor terms and conditions
•	the general economy including the length and severity of the current economic downturn
•	exposure to natural disasters, war, and terrorism
•	potential impact of labor strikes
•	volatility of common stock
•	accuracy of forecast data

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies of which can be obtained at the Investor Relations section of our website at www.techdata.com.

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. No material changes have occurred in our market risks since January 31, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT taxes. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Changes In Securities And Use Of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

10AAo –	The Amended and Restated Credit Agreement dated May 2, 2003

10AAp –	Amendment Number 5 to the Transfer and Administration Agreement dated May 2, 2003

99-A –	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

99-B –	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-C –	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on May 29, 2003 in connection with the issuance of its press release announcing financial results for the period ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/s/ Steven A. Raymund Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	June 10, 2003

/s/ Jeffery P. Howells Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 10, 2003

/s/ Joseph B. Trepani Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 10, 2003

Certifications

I, Steven A. Raymund, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ Steven A. Raymund
Steven A. Raymund Chairman of the Board of Directors and Chief Executive Officer

I, Jeffery P. Howells, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tech Data Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ Jeffery P. Howells
Jeffery P. Howells Executive Vice President and Chief Financial Officer