Form 10-Q
period 2003-07-31
TECH DATA CORP
filed 2003-09-12
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2003
Common stock, par value $.0015 per share	56,806,147

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,570	$157,191
Accounts receivable, less allowance for doubtful accounts of $66,936 and $60,307	1,745,203	1,714,902
Inventories	1,078,907	997,875
Prepaid and other assets	146,728	108,150

Total current assets	3,197,408	2,978,118
Property and equipment, net	154,378	136,689
Excess of cost over fair value of acquired net assets, net	92,626	2,966
Other assets, net	170,553	130,245

Total assets	$3,614,965	$3,248,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$253,362	$188,309
Accounts payable	1,217,570	1,073,357
Accrued expenses	382,158	317,169

Total current liabilities	1,853,090	1,578,835
Long-term debt	314,531	314,498
Other long-term liabilities	16,155	16,155

Total liabilities	2,183,776	1,909,488

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 56,806,147 and 56,483,572 issued and outstanding	85	85
Additional paid-in capital	659,497	652,928
Retained earnings	683,897	645,190
Accumulated other comprehensive income	87,710	40,327

Total shareholders’ equity	1,431,189	1,338,530

Total liabilities and shareholders’ equity	$3,614,965	$3,248,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net sales	$4,178,751	$3,996,719	$8,092,608	$7,917,139
Cost of products sold	3,941,333	3,786,046	7,648,030	7,497,574

Gross profit	237,418	210,673	444,578	419,565
Selling, general and administrative expenses	207,090	155,248	378,947	309,193
Special charges (see Note 11)	3,065	—	3,065	—

Operating income	27,263	55,425	62,566	110,372
Interest expense	4,845	8,870	10,351	17,748
Interest income	(1,407)	(2,416)	(3,031)	(4,947)
Net foreign currency exchange gain	(611)	(3,621)	(854)	(7,465)

Income before income taxes	24,436	52,592	56,100	105,036
Provision for income taxes	7,266	17,330	17,393	34,635

Net income	$17,170	$35,262	$38,707	$70,401

Earnings per common share:
Basic	$.30	$.62	$.68	$1.26

Diluted	$.30	$.60	$.68	$1.20

Weighted average common shares outstanding:
Basic	56,693	56,422	56,623	56,048

Diluted	57,123	62,809	56,951	62,629

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended July 31,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$8,314,249	$8,064,026
Cash paid to suppliers and employees	(8,031,505)	(7,772,996)
Interest paid	(7,927)	(13,234)
Income taxes paid	(23,261)	(32,934)

Net cash provided by operating activities	251,556	244,862

Cash flows used in investing activities:
Acquisition of businesses, net of cash acquired	(201,300)	(354)
Expenditures for property and equipment	(17,370)	(13,768)
Software development costs	(11,459)	(10,825)

Net cash used in investing activities	(230,129)	(24,947)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	5,591	27,015
Net borrowings under revolving credit loans	46,680	1,969
Principal payments on long-term debt	(708)	(569)

Net cash provided by financing activities	51,563	28,415

Effect of exchange rate changes on cash	(3,611)	14,711

Net increase in cash and cash equivalents	69,379	263,041
Cash and cash equivalents at beginning of period	157,191	257,927

Cash and cash equivalents at end of period	$226,570	$520,968

Reconciliation of net income to net cash provided by operating activities:
Net income	$38,707	$70,401

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,756	26,002
Provision for losses on accounts receivable	9,473	14,170
Decrease (increase) in assets:
Accounts receivable	221,641	146,887
Inventories	33,770	41,444
Prepaid and other assets	23,558	(27,625)
Decrease in liabilities:
Accounts payable	(31,799)	(16,748)
Accrued expenses	(69,550)	(9,669)

Total adjustments	212,849	174,461

Net cash provided by operating activities	$251,556	$244,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION:

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

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of July 31, 2003, and the results of their operations for the three and six months ended July 31, 2003 and 2002, and their cash flows for the six months ended July 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, certain prior year balances have been reclassified to conform to the current period presentation.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during the Company’s fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the six months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In general, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. As further explained within Note 10, the Company has determined that the lessor of its synthetic lease facility does not meet the consolidation criteria of a VIE under FIN No. 46.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, the Company continues to use the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans. However, the Company is currently analyzing alternative stock-based employee compensation programs, its accounting policies for these programs, and their impact, if any, upon the Company’s consolidated financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions of SFAS No. 149 were effective, on a prospective basis, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s consolidated financial position or results of operations during the period.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s third quarter of fiscal 2004. For financial instruments created before the issuance of SFAS No. 150 and still existing at August 1, 2003, the effect of any change will be reported as a cumulative effect of a change in accounting principle. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a significant impact on the Company’s consolidated financial position or results of operations during the period.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER COMMON SHARE (“EPS”):

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted earnings per common share was as follows:

	2003			2002
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Three months ended July 31:
Basic EPS	$17,170	56,693	$.30	$35,262	56,422	$.62

Effect of dilutive securities:
Stock options	—	430		—	1,054
5% convertible subordinated notes	—	—		2,513	5,333

Diluted EPS	$17,170	57,123	$.30	$37,775	62,809	$0.60

Six months ended July 31:
Basic EPS	$38,707	56,623	$.68	$70,401	56,048	$1.26

Effect of dilutive securities:
Stock options	—	328		—	1,248
5% convertible subordinated notes	—	—		5,025	5,333

Diluted EPS	$38,707	56,951	$.68	$75,426	62,629	$1.20

At July 31, 2003 and 2002, there were 5,029,106 and 2,901,646 shares, respectively, excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from all diluted EPS calculations above due to the conditions of the contingent conversion feature not being met. The contingent conversion feature requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. For further discussion of these debentures see Note 9.

For the three and six months ended July 31, 2002, the Company had $300.0 million of convertible subordinated debentures outstanding, bearing interest at 5% per year. The debentures were convertible into 5,333,100 shares of the Company’s stock at a conversion price of approximately $56.25 per share. In December 2002, the Company redeemed the debentures at a price of 101%, or $303.0 million, plus interest accrued to the redemption date.

Accounting for Stock-Based Compensation

At July 31, 2003, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net income, as reported	$17,170	$35,262	$38,707	$70,401
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(5,345)	(7,506)	(11,689)	(13,627)

Pro forma net income	$11,825	$27,756	$27,018	$56,774

Earnings per common share:
Basic—as reported	$.30	$.62	$.68	$1.26

Basic—pro forma	$.21	$.49	$.48	$1.01

Diluted—as reported	$.30	$.60	$.68	$1.20

Diluted—pro forma	$.21	$.48	$.47	$.99

The weighted-average fair value of options granted and the weighted-average assumptions used for the three and six months ended July 31, 2003 and 2002, respectively, were as follows:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Weighted-average fair value of options granted	$13.58	$23.11	$13.01	$23.85

Weighted-average assumptions:
Expected option term (years)	4.4	4.3	4.4	4.3
Expected volatility	65%	66%	66%	66%
Risk-free interest rate	1.95%	4.30%	2.54%	4.30%
Expected dividend yield	0%	0%	0%	0%

Results may vary depending on the assumptions applied within the Black-Scholes option-pricing model.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMPREHENSIVE INCOME:

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

Comprehensive income, net of taxes, for the three and six months ended July 31, 2003 and 2002, was as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net income	$17,170	$35,262	$38,707	$70,401
Change in CTA(1)	3,218	86,601	47,383	133,767

Total	$20,388	$121,863	$86,090	$204,168

(1)	For the three and six month periods ended July 31, 2003, deferred income taxes of $5.6 million were recorded in the CTA account. There was no income tax effect for the three and six month periods ended July 31, 2002.

NOTE 5—SEGMENT INFORMATION:

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. Starting in the first quarter of fiscal 2004, the Company modified its management structure and combined its U.S., Canadian and Latin American operations into the Americas region. The Company’s Canadian and Latin American operations were previously reported separately as the Other International region. As a result, the Company’s geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to Latin America and the Caribbean from the U.S.) and 2) Europe (Europe, Middle East, and export sales to Africa). Prior year amounts have been reclassified to conform to the current period presentation. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by geographic segment was as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net sales to unaffiliated customers
Americas	$1,992,569	$2,234,576	$3,862,607	$4,421,643
Europe	2,186,182	1,762,143	4,230,001	3,495,496

Total	$4,178,751	$3,996,719	$8,092,608	$7,917,139

Operating income
Americas	$23,248	$43,815	$52,102	$83,050
Europe	4,015	11,610	10,464	27,322

Total	$27,263	$55,425	$62,566	$110,372

Depreciation and amortization
Americas	$5,096	$7,604	$10,633	$15,580
Europe	8,713	5,562	15,123	10,422

Total	$13,809	$13,166	$25,756	$26,002

Capital expenditures
Americas	$3,086	$4,540	$8,324	$7,081
Europe	9,847	10,193	20,505	17,512

Total	$12,933	$14,733	$28,829	$24,593

Identifiable assets
Americas	$1,376,708	$1,655,393	$1,376,708	$1,655,393
Europe	2,238,257	2,119,405	2,238,257	2,119,405

Total	$3,614,965	$3,774,798	$3,614,965	$3,774,798

Excess of cost over fair value of acquired net assets, net
Americas	$2,966	$8,750	$2,966	$8,750
Europe	89,660	297,138	89,660	297,138

Total	$92,626	$305,888	$92,626	$305,888

NOTE 6—ACQUISITIONS AND DISPOSITIONS:

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

The Azlan acquisition strengthens Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since the date of acquisition. The purchase price of Azlan has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates (see Note 7 for a roll-forward of the excess of cost over fair value of acquired net assets). The Company’s management is in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Based on preliminary independent appraisals, the Company has allocated approximately $25.0 million of the purchase price to the value of Azlan’s customer list and trademarks. These amounts have been reclassified from excess of cost over fair value of acquired net assets to other assets within the Consolidated Balance Sheet at July 31, 2003. The finalization of these appraisals, which will be completed prior to the end of fiscal 2004, may result in either a significant increase or decrease in currently recorded amounts. In addition, deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2003 (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net sales	$4,178,751	$4,238,644	$8,265,354	$8,360,118

Net income	$17,170	$36,052	$40,163	$74,431

Earnings per common share:
Basic	$.30	$.64	$.71	$1.33

Diluted	$.30	$.61	$.71	$1.27

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003.

Dispositions

During the first semester of fiscal 2003, the Company made the decision to close its operations in Norway and Hungary. Charges and other operating losses from exiting Norway and Hungary totaled approximately $2.4 million and $2.0 million, respectively, during the first semester of fiscal 2003.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its annual test of goodwill at the end of each fiscal year to determine if impairment has occurred. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. At the end of fiscal 2003, a $328.9 million non-cash impairment charge was recorded. No impairment has been identified or recorded during fiscal 2004.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the excess of cost over fair value of acquired net assets for the three and six months ended July 31, 2003, were as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2003	$2,966	$—	$2,966
Excess of cost over fair value of acquired net assets, net(1)	—	110,197	110,197
Other(2)	—	3,063	3,063

Balance as of April 30, 2003	2,966	113,260	116,226

Excess of cost over fair value of acquired net assets, net(1)	—	709	709
Allocation of purchase price(3)	—	(25,000)	(25,000)
Other(2)	—	691	691

Balance as of July 31, 2003	$2,966	$89,660	$92,626

(1)	The addition to Europe’s excess of cost over fair value of acquired net assets primarily relates to the acquisition of Azlan. See Note 6 for more details on current period acquisitions.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.
(3)	Amount relates to the revision of the preliminary purchase price allocation for the Azlan acquisition, which resulted in a reallocation from excess of cost over fair value of acquired net assets into other assets (see Note 6).

Included within other assets are intangible assets as follows (in thousands):

	As of July 31, 2003			As of January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$149,676	$79,121	$70,555	$123,742	$62,931	$60,811
Customer list and trademark	35,341	5,647	29,694	9,877	4,474	5,403
Other intangible assets	578	432	146	680	428	252

Total	$185,595	$85,200	$100,395	$134,299	$67,833	$66,466

Amortization expense for the three and six months ended July 31, 2003 amounted to $3.9 million and $6.8 million, respectively. Estimated amortization expense for current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2004	$14,200
2005	12,900
2006	10,800
2007	8,400
2008	7,400

The Company capitalized intangible asset expenditures for software and development costs of $5.2 million and $11.5 million for the three and six months ended July 31, 2003, respectively, with a weighted average amortization period of approximately nine years. In addition, the Company allocated approximately $25.0 million of the Azlan purchase price to the value of Azlan’s customer list and trademarks (see Note 6).

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments, which have an original maturity of ninety days or less, are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits of approximately $1.0 million and $4.8 million during the six months ended July 31, 2003 and 2002, respectively, related to the exercise of nonqualified employee stock options.

NOTE 9—REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

	July 31, 2003	January 31, 2003
	(In thousands)
Receivables Securitization Program, expiring August 27, 2004	$195,616	$150,000
Multi-currency Revolving Credit Facility, expiring May 7, 2006	30,000	23,558
Other revolving credit facilities, average interest rate of 2.76% at July 31, 2003, expiring on various dates throughout fiscal 2004	27,746	14,751

Total	$253,362	$188,309

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2004, the Company legally isolated certain U.S. trade receivables into a wholly-owned, bankruptcy-remote special purpose entity totaling $579.3 million and $583.0 million at July 31, 2003 and January 31, 2003, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest (average rate of 1.6% at July 31, 2003) on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in May 2006, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest (average rate of 2.6% at July 31, 2003) on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $629.5 million at July 31, 2003 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.3 billion, of which $253.4 million was outstanding at July 31, 2003. The Company’s credit agreements contain warranties and covenants that

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At July 31, 2003, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. As of July 31, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $474.3 million. At July 31, 2003, the Company had standby letters of credit of $76.7 million. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

Long-Term Debt

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into Tech Data’s common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy any debentures submitted for repurchase in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the Company’s option at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met.

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2003, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to these assessments. Although the Company is vigorously pursuing administrative and judicial action

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, the Company may, at its option, purchase up to four of the properties, at an amount equal to each property’s cost.

The Restructured Lease is fully funded at July 31, 2003, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at July 31, 2003 was approximately $20.8 million. Properties leased under the Restructured Lease contain a total of approximately 2.5 million square feet of space, with land totaling 224 acres.

The Restructured Lease has been accounted for as an operating lease. As discussed in Note 2, FIN No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a VIE and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the consolidation criteria of a VIE under FIN No. 46.

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of July 31, 2003 and January 31, 2003, the aggregate amount of guarantees under these arrangements totaled approximately $20.0 million and $21.8 million, respectively, of which approximately $8.5 million and $10.9 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to its synthetic lease facility, as noted above.

NOTE 11—SPECIAL CHARGES:

The Company incurred special charges of $3.1 million during the quarter and year-to-date related to the closure of the Company’s education business in the United States and the restructuring of this business to an outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or “the Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2003 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during our fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

Results of Operations

Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. Prior year amounts have been reclassified to conform to the current period presentation.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three and six months ended July 31, 2003 and 2002, as follows:

	Percentage of net sales
	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Americas	47.68%	55.91%	47.73%	55.85%
Europe	52.32	44.09	52.27	44.15

Net sales	100.00	100.00	100.00	100.00
Cost of products sold	94.32	94.73	94.51	94.70

Gross profit	5.68	5.27	5.49	5.30
Selling, general and administrative expenses	4.96	3.88	4.68	3.91
Special charges	.07	—	.04	—

Operating income	0.65	1.39	0.77	1.39
Interest expense	0.12	0.22	0.13	0.22
Interest income	(0.04)	(0.06)	(0.04)	(0.06)
Net foreign currency exchange gain	(0.01)	(0.09)	(0.01)	(0.10)

Income before income taxes	0.58	1.32	0.69	1.33
Provision for income taxes	0.17	0.44	0.21	0.44

Net income	0.41%	0.88%	0.48%	0.89%

Non-GAAP Financial Information

The following reconciliation details the adjustments between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding special charges (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP (amounts in thousands except per share amounts). We did not incur special charges during the comparable periods in fiscal 2003.

	For the three months ended July 31, 2003				For the six months ended July 31, 2003
	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures
Net sales	$4,178,751	$—		$4,178,751	$8,092,608	$—		$8,092,608
Cost of products sold	3,941,333	—		3,941,333	7,648,030	—		7,648,030

Gross profit	237,418	—		237,418	444,578	—		444,578
Selling, general, and administrative expenses	207,090	—		207,090	378,947	—		378,947
Special charges	3,065	3,065	(1)	—	3,065	3,065	(1)	—

Operating income	27,263	3,065		30,328	62,566	3,065		65,631
Interest expense	4,845	—		4,845	10,351	—		10,351
Interest income	(1,407)	—		(1,407)	(3,031)	—		(3,031)
Net foreign currency exchange gain	(611)	—		(611)	(854)	—		(854)

Income before income taxes	24,436	3,065		27,501	56,100	3,065		59,165
Provision for income taxes	7,266	1,073	(2)	8,339	17,393	1,073	(2)	18,466

Net income	$17,170	$1,992		$19,162	$38,707	$1,992		$40,699

Earnings per common share— diluted	$.30			$.34	$.68			$.71

Weighted average common shares outstanding—diluted	57,123			57,123	56,951			56,951

(1)	Charges associated with closure of the U.S. education business (see Note 11 of Notes to Consolidated Financial Statements).
(2)	Tax effect of deductible special charges.

Net Sales

The following table represents our net sales by geographic segment:

	Three months ended July 31,			Six months ended July 31,
	2003	% Change	2002	2003	% Change	2002
Net sales:
Americas	$1,992,569	(10.8)%	$2,234,576	$3,862,607	(12.6)%	$4,421,643
Europe	2,186,182	24.1%	1,762,143	4,230,001	21.0%	3,495,496

Total	$4,178,751	4.6%	$3,996,719	$8,092,608	2.2%	$7,917,139

Net sales were $4.2 billion in the second quarter of fiscal 2004, a 4.6% increase over the comparable quarter last year. Net sales for the second quarter of fiscal 2004 in the Americas declined by 10.8% whereas Europe saw an increase of 24.1% (2.8% on a local currency basis).

On a year-to-date basis, net sales were $8.1 billion in the first half of fiscal 2004 compared to $7.9 billion in the comparable semester of last year, an increase of 2.2% year-over-year. Net sales for the semester in the Americas declined by 12.6% whereas Europe saw an increase of 21.0% in U.S. dollar terms and a decline of 0.9% on a local currency basis.

Our year-over-year increase in net sales in Europe during the quarter and year-to-date was driven by the inclusion of the results from Azlan Group PLC (“Azlan”), which was acquired as of March 31, 2003, and the stronger euro versus the U.S. dollar. Our “legacy” European operations (i.e., excluding Azlan) saw a year-over-year decline in net sales on a local currency basis, albeit at a lesser rate than that seen in the Americas. The year-over-year decline in net sales in the Americas and the legacy European operations is primarily due to a) continued lower demand for technology-related products and services throughout the world; b) the decision of certain vendors to pursue a direct sales model, primarily in the United States; c) declining unit average selling prices; d) last year’s second quarter results reflecting a non-recurring increase in our Microsoft licensing business related to Microsoft’s Upgrade Advantage and Software Assurance Programs; and e) our exit last year from certain markets in Europe and Latin America.

Although the Americas experienced the largest decline in net sales, demand in the region improved in the last half of the second quarter. However, in our European operations, we have not seen any demand catalyst and certain country operations have not performed to their potential. Our German operations experienced the greatest year-over-year decline, driven largely by the economic softness in the region, competitive factors in the market and weak execution. We continue to remain guarded about European demand in the future, as we have seen no solid trends evidencing a firm rebound in IT spending.

We generated approximately 31% of our net sales in the second quarter of fiscal 2004 (compared to 35% of our net sales in the first quarter) from products purchased from Hewlett-Packard Company (“HP”). HP has increased the level of business it transacts directly with end-users and/or resellers. As discussed above, our net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business (HP’s printer business through distribution has not yet been significantly affected). HP also modified certain contract terms and conditions, which pushed additional costs into the channel. In response to these changes, we continue to evaluate and modify our pricing policies and terms and conditions with our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the quarter was 5.68%, an increase of 41 basis points compared to the second quarter of fiscal 2003. On a year-to-date basis, gross margin increased 19 basis points to 5.49% in the first semester of fiscal 2004 compared to 5.30% in the first semester of fiscal 2003.

The increase in gross margin is largely the result of the inclusion of the results of Azlan (which realize higher gross margins than our legacy operations) and the impact of our adoption of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller) of the Vendor’s Products,” as discussed below. Our legacy operations experienced a year-over-year decline in gross margins due to the highly competitive pricing environment during the period and our desire to maintain our market share position. In addition, as we analyzed business opportunities, our lower cost structure allowed us to realize, in many cases, acceptable operating profits in spite of lower gross margins.

Gross margin within both operating segments during the second quarter and year-to-date period of fiscal 2004 include a reclassification pursuant to EITF Issue No. 02-16. EITF Issue No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. The new guidance is applicable to vendor arrangements entered into or modified subsequent to December 31, 2002. As a result of implementing EITF Issue No. 02-16, during the second quarter, we have reclassified approximately $10.6 million (.25% of net sales) from selling, general and administrative expenses with $9.1 million (.22% of net sales) recorded as a reduction of cost of goods sold and the remaining $1.5 million (.03% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory. On a year-to-date basis, through the first semester of fiscal 2004, we have reclassified approximately $14.9 million (.18% of net sales) from selling, general and administrative expenses with $12.3 million (.15% of net sales) recorded as a reduction of cost of goods sold and an aggregate of $2.6 million (.03% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory.

We may see further increases in our gross profit (in absolute dollars and as a percentage of net sales) in future quarters as additional vendor arrangements become subject to EITF Issue No. 02-16. The increase in gross profit would result from the additional reclassification of certain vendor reimbursements from selling, general and administrative expenses to cost of goods sold. In addition, subject to foreign exchange rate volatility, we anticipate an aggregate deferral of approximately $4.0 to $6.0 million on a pretax basis to be established by the end of fiscal 2004. This deferral would relate to vendor reimbursements associated with unsold inventory at the end of fiscal 2004. We expect the guidance to be applicable to virtually all vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

Selling, general and administrative expenses (“SG&A”)

SG&A during the second quarter amounted to $207.1 million, an increase of $51.8 million or 33.4% compared to the prior year. On a year-to-date basis, SG&A during the first semester of fiscal 2004 amounted to $378.9 million, an increase of $69.8 million or 22.6% compared to the prior year.

Similar to the increase in net sales and gross profit, the increase in SG&A can be attributed almost entirely to the inclusion of the results from Azlan, the strengthening of the euro against the U.S. dollar and our adoption of EITF Issue No. 02-16. Excluding the above factors, SG&A on a consolidated basis actually declined on a year-over-year basis. This SG&A performance was achieved through stringent cost controls and would have been more favorable had we not incurred charges this year associated with workforce reductions significantly in excess of the amount incurred in the prior year.

On a relative basis, SG&A as a percentage of net sales during the second quarter came in at 4.96%, an increase of 108 basis points over the prior year. On a year-to-date basis, SG&A as a percentage of net sales came in at 4.68% during the first semester of fiscal 2004, an increase of 77 basis points over the prior year. This increase can be attributed to a number of factors, including a) the inclusion of Azlan, which has a higher cost structure than Tech Data’s “legacy” operations; b) the implementation of EITF Issue No. 02-16 as discussed above; and c) the favorable impact of our cost control measures not fully offsetting the magnitude of our year-over-year decline in net sales.

Special Charges

We incurred special charges of $3.1 million (.07% of net sales) during the quarter and year-to-date related to the closure of our education business in the United States and the restructuring of this business to an outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

Non-Operating Income and Expenses

Interest Expense and Interest Income

Interest expense decreased 45.4% to $4.8 million in the second quarter of fiscal 2004 from $8.9 million in the second quarter of the prior year. On a year-to-date basis, interest expense decreased 41.7% to $10.4 million in the first semester of fiscal 2004 from $17.7 million in the prior year. This decrease was primarily the result of a reduction in our average borrowing rates.

Interest income decreased 41.8% to $1.4 million in the second quarter of fiscal 2004 from $2.4 million in the second quarter of the prior year. On a year-to-date basis, interest income decreased 38.7% to $3.0 million in the first semester of fiscal 2004 from $4.9 million in the first semester of the prior year. This decrease was primarily attributable to a decrease in investment yields and in cash available for investment during the periods.

Net Foreign Currency Exchange Gains/Losses

We realized a net foreign currency exchange gain of $0.6 million in the second quarter of fiscal 2004, compared to a gain of $3.6 million in the second quarter of the prior year. On a year-to-date basis, we realized a net foreign currency exchange gain of $0.9 million during the first semester of fiscal 2004, compared to a net foreign currency exchange gain of $7.5 million in the comparable period last year.

The majority of the fluctuation from the prior year was attributable to our operations in Europe, with the remainder relating to our operations in Latin America. The European gain was attributable to the strengthening of the euro throughout the periods, as many of our payables in the region are denominated in U.S. dollars and are not fully hedged. It continues to be our goal to minimize foreign currency exchange gains and losses through effective hedging techniques. Our foreign exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Our effective tax rate was 29.7% in the second quarter of fiscal 2004 and 33.0% in the second quarter of fiscal 2003. On a year-to-date basis, our effective tax rate was 31.0% in the first semester of fiscal 2004 compared to 33.0% in the first semester of the prior year. The effective tax rate during the second quarter of fiscal 2004 reflects an adjustment to decrease income tax expense during the quarter. This adjustment resulted in the year-to-date effective tax rate of 31.0%, representing our best estimate of the annual effective tax rate for fiscal 2004. This estimate takes into consideration various factors further discussed below.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

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

Net Income and Earnings Per Common Share

As a result of the factors described above, net income in the second quarter of fiscal 2004 decreased 51.3% to $17.2 million, or $.30 per diluted share, compared to net income of $35.3 million,

or $.60 per diluted share in the second quarter of the prior year. On a year-to-date basis, net income in the first semester of fiscal 2004 decreased 45.0% to $38.7 million, or $.68 per diluted share, compared to net income of $70.4 million, or $1.20 per diluted share in the prior year.

Excluding the special charges incurred during the quarter, net income decreased 45.7% to $19.2 million, or $.34 per diluted share. On a year-to-date basis, excluding the special charges incurred during the semester, net income decreased 42.2% to $40.7 million, or $.71 per diluted share.

Critical Accounting Policies and Estimates

The information included within Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs and purchased intangibles, as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified.

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

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In general, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. As further explained within Note 10 of Notes to Consolidated Financial Statements, we have determined that the lessor of the synthetic lease facility does not meet the consolidation criteria of a VIE under FIN No. 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, we continue to use the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans. However, we are currently analyzing alternative stock-based employee compensation programs, our accounting policies for these programs, and their impact, if any, upon our consolidated financial position and results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions of SFAS No. 149 were effective, on a prospective basis, for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our consolidated financial position or results of operations during the period.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our third quarter of fiscal 2004. For financial instruments created before the issuance of SFAS No. 150 and still existing at August 1, 2003, it will be reported as a cumulative effect of a change in accounting principle. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations during the period.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities of $251.6 million during the first semester of fiscal 2004 was primarily attributable to net income of $38.7 million combined with a significant reduction of accounts receivable, largely due to the sequential decline in net sales during the first semester of fiscal 2004, especially in our legacy European operations.

Net cash used in investing activities of $230.1 million during the first semester of fiscal 2004 was attributable to the acquisition of Azlan and the continuing investment related to the expansion of our management information systems, office facilities and equipment for our logistics centers. We expect to make capital expenditures of approximately $60.0-$70.0 million during fiscal 2004 to further expand or upgrade our information technology (“IT”) systems, logistics centers and office facilities, which include $13.0-$16.0 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash provided by financing activities of $51.6 million during the first semester of fiscal 2004 primarily reflects net borrowings on our revolving credit lines, which included $224.4 million to fund the acquisition of Azlan (offset by cash acquired), much of which had been repaid at July 31, 2003 through the use of cash generated from operations.

Liquidity and Capital Resources

As of July 31, 2003, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 2.6% at July 31, 2003) under this facility at the applicable eurocurrency rate plus a margin based on our credit ratings.

Additionally, we maintain a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2004. We pay interest (average rate of 1.6% at July 31, 2003) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintain additional lines of credit and overdraft facilities totaling approximately $629.5 million.

The aforementioned credit facilities total approximately $1.3 billion, of which $253.4 million was outstanding at July 31, 2003. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of July 31, 2003. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. As of July 31, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $474.3 million. At July 31, 2003, we had standby letters of credit of $76.7 million. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount. For a more detailed discussion of these credit facilities, see Note 9 of Notes to Consolidated Financial Statements.

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

In August 2000, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2003, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, we may, at our option, purchase up to four of the properties, at an amount equal to each property’s cost.

The Restructured Lease is fully funded at July 31, 2003, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at July 31, 2003 was approximately $20.8 million. Properties leased under the Restructured Lease contain a total of approximately 2.5 million square feet of space, with land totaling 224 acres.

The Restructured Lease has been accounted for as an operating lease. As discussed in Note 2 of Notes to Consolidated Financial Statements, FIN No. 46 requires us to evaluate whether an entity with which we are involved meets the criteria of a VIE and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor entity does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

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

Beginning April 1, 2003, we have included Azlan’s operations in our results of operations. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” The purchase price of Azlan has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates. Almost all of the increase in our balance of excess of cost over fair value of acquired net assets during the semester was the result of this acquisition. We are in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Based on preliminary independent appraisals, we have allocated approximately $25.0 million of the purchase price to the value of Azlan’s customer list and trademarks. This amount has been reclassified from excess of cost over fair value of acquired net assets to other assets within our Consolidated Balance Sheet at July 31, 2003. The finalization of these appraisals, which will be completed prior to the end of fiscal 2004, may result in either a significant increase or decrease in currently recorded amounts. In addition, deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

In addition, during the first semester of fiscal 2004, we acquired two small distributors in France in the areas of CAD/graphics and storage solutions.

Cautionary Statements and Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Exhibit 99-A to our Quarterly Report on Form 10-Q for the three months ended July 31, 2003 outlines cautionary statements and identifies important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make or are made on our behalf. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the aforementioned Exhibit 99-A.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003. No material changes have occurred in the Company’s market risks since January 31, 2003.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of Tech Data’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Except as further described below, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of upgrading its computer systems used for operations in certain of its subsidiaries. The upgrade process will take place over the next several years. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

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

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

At the 2003 Annual Meeting of Shareholders held June 3, 2003, the shareholders approved the following items:

A proposal to approve the election of two directors, Kathy Misunas and Steven A. Raymund, terms to expire in 2006. Directors Charles E. Adair, Maximilian Ardelt, James M. Cracchiolo, Jeffery P. Howells, David M. Upton and John Y. Williams will continue in office for their respective terms. The vote upon such proposal was as follows:

	For	Against
K. Misunas	52,468,018	1,082,603
S. Raymund	52,888,482	662,139

A proposal to approve an amendment to the 2000 Equity Incentive Plan of Tech Data Corporation. The vote upon such proposal was 27,046,021 in favor and 20,416,514 against.

ITEM 5.    Other Information

This information is being provided pursuant to Form 8-K, Item 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans. On June 20, 2003, the Company notified its employees of a blackout period for the Tech Data Corporation 401(k) Savings Plan (the “Plan”) in accordance with Section 306 of the Sarbanes-Oxley Act of 2002. The blackout period was necessary in order to change the Plan recordkeeper and trustee and lasted from July 21, 2003 through August 25, 2003. During the blackout, participants were unable to direct or diversify their individual investments, request a loan, obtain a distribution, or make a rollover contribution into the Plan.

ITEM 6.    Exhibits And Reports On Form 8-K

(a) Exhibits

10AAq	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003
10AAr	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003
10AAs	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003
10AAt	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003
31-A	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-A	—	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on August 27, 2003 in connection with the issuance of its press release announcing financial results for the period ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHDATA CORPORATION (Registrant)

Signature	Title	Date

/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	September 12, 2003

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 12, 2003

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	September 12, 2003