Form 10-Q
period 2003-10-31
TECH DATA CORP
filed 2003-12-12
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003
Common stock, par value $.0015 per share	56,969,727

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,435	$157,191
Accounts receivable, less allowance for doubtful accounts of $68,879 and $60,307	2,045,325	1,714,902
Inventories	1,290,038	997,875
Prepaid and other assets	109,095	108,150

Total current assets	3,565,893	2,978,118
Property and equipment, net	154,499	136,689
Excess of cost over fair value of acquired net assets, net	101,099	2,966
Other assets, net	176,889	130,245

Total assets	$3,998,380	$3,248,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$229,818	$188,309
Accounts payable	1,545,447	1,073,357
Accrued expenses	376,796	317,169

Total current liabilities	2,152,061	1,578,835
Long-term debt	314,654	314,498
Other long-term liabilities	22,212	16,155

Total liabilities	2,488,927	1,909,488

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 56,968,040 and 56,483,572 issued and outstanding	85	85
Additional paid-in capital	664,105	652,928
Retained earnings	710,419	645,190
Accumulated other comprehensive income	134,844	40,327

Total shareholders’ equity	1,509,453	1,338,530

Total liabilities and shareholders’ equity	$3,998,380	$3,248,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net sales	$4,395,003	$3,810,719	$12,487,611	$11,727,858
Cost of products sold	4,149,917	3,603,831	11,797,947	11,101,405

Gross profit	245,086	206,888	689,664	626,453
Selling, general and administrative expenses	203,481	152,863	582,428	462,056
Special charges (see Note 11)	—	—	3,065	—

Operating income	41,605	54,025	104,171	164,397
Interest expense	5,472	8,047	15,823	25,795
Interest income	(1,925)	(4,001)	(4,956)	(8,948)
Net foreign currency exchange (gain) loss	(384)	985	(1,238)	(6,480)

Income before income taxes	38,442	48,994	94,542	154,030
Provision for income taxes	11,920	16,168	29,313	50,803

Net income	$26,522	$32,826	$65,229	$103,227

Earnings per common share:
Basic	$.47	$.58	$1.15	$1.84

Diluted	$.46	$.57	$1.14	$1.77

Weighted average common shares outstanding:
Basic	56,877	56,447	56,708	56,183

Diluted	57,781	62,382	57,229	62,548

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended October 31,
	2003	2002
Cash flows from operating activities:
Cash received from customers	$12,445,481	$11,895,172
Cash paid to suppliers and employees	(12,230,482)	(11,508,523)
Interest paid	(9,979)	(12,199)
Income taxes paid	(33,272)	(44,148)

Net cash provided by operating activities	171,748	330,302

Cash flows used in investing activities:
Acquisition of businesses, net of cash acquired	(201,300)	(1,125)
Proceeds from sale of property and equipment	4,484	—
Expenditures for property and equipment	(25,861)	(22,418)
Software development costs	(16,171)	(26,410)

Net cash used in investing activities	(238,848)	(49,953)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	9,980	27,721
Net borrowings (repayments) under revolving credit loans	20,236	(84,704)
Principal payments on long-term debt	(1,089)	(899)

Net cash provided by (used in) financing activities	29,127	(57,882)

Effect of exchange rate changes on cash	2,217	16,354

Net (decrease) increase in cash and cash equivalents	(35,756)	238,821
Cash and cash equivalents at beginning of period	157,191	257,927

Cash and cash equivalents at end of period	$121,435	$496,748

Reconciliation of net income to net cash provided by operating activities:
Net income	$65,229	$103,227

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,234	38,069
Provision for losses on accounts receivable	18,552	22,803
Changes in assets and liabilities:
Accounts receivable	(42,130)	167,314
Inventories	(153,618)	20,179
Prepaid and other assets	(10,006)	(48,176)
Accounts payable	268,071	502
Accrued expenses	(13,584)	26,384

Total adjustments	106,519	227,075

Net cash provided by operating activities	$171,748	$330,302

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION:

Business

Tech Data Corporation (“Tech Data,” or “the Company”) is a leading global provider of information technology (“IT”) products, logistics management, and other value-added services. The Company serves over 100,000 technology resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East, and Africa.

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of October 31, 2003, and the results of their operations for the three and nine months ended October 31, 2003 and 2002, and their cash flows for the nine months ended October 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, certain prior year balances have been reclassified to conform to the current period presentation.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during the Company’s fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the nine months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In general, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. As further explained within Note 10, the Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER COMMON SHARE (“EPS”):

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur, assuming the conversion of the convertible subordinated notes and exercise of stock options using the if-converted and treasury stock methods, respectively. The composition of basic and diluted earnings per common share was as follows (in thousands, except per share amounts):

	2003			2002
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Three months ended October 31:
Basic EPS	$26,522	56,877	$.47	$32,826	56,447	$.58

Effect of dilutive securities:
Stock options	—	904		—	602
5% convertible subordinated notes	—	—		2,513	5,333

Diluted EPS	$26,522	57,781	$.46	$35,339	62,382	$.57

Nine months ended October 31:
Basic EPS	$65,229	56,708	$1.15	$103,227	56,183	$1.84

Effect of dilutive securities:
Stock options	—	521		—	1,032
5% convertible subordinated notes	—	—		7,538	5,333

Diluted EPS	$65,229	57,229	$1.14	$110,765	62,548	$1.77

At October 31, 2003 and 2002, there were 2,692,655 and 3,084,272 shares, respectively, excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from all diluted EPS calculations above because the conditions of the contingent conversion feature were not met during the reporting periods. The contingent conversion feature requires inclusion of the dilutive impact of the debentures when the market price of Tech Data common stock exceeds a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. For further discussion of these debentures see Note 9.

For the three and nine months ended October 31, 2002, the Company had $300.0 million of convertible subordinated debentures outstanding, bearing interest at 5% per year. The debentures were convertible into 5,333,100 shares of the Company’s stock at a conversion price of approximately $56.25 per share. In December 2002, the Company redeemed the debentures at a price of 101%, or $303.0 million, plus interest accrued to the redemption date.

Accounting for Stock-Based Compensation

At October 31, 2003, the Company had four stock-based employee compensation plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans. Additionally, the Company has adopted the disclosure

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock- Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net income, as reported	$26,522	$32,826	$65,229	$103,227
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(5,139)	(7,276)	(16,828)	(20,903)

Pro forma net income	$21,383	$25,550	$48,401	$82,324

Earnings per common share:
Basic—as reported	$.47	$.58	$1.15	$1.84

Basic—pro forma	$.38	$.45	$.85	$1.47

Diluted—as reported	$.46	$.57	$1.14	$1.77

Diluted—pro forma	$.37	$.45	$.85	$1.44

The weighted-average fair value of options granted and the weighted-average assumptions used for the three and nine months ended October 31, 2003 and 2002, respectively, were as follows (results may vary depending on the assumptions applied within the Black-Scholes option-pricing model):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Weighted-average fair value of options granted	$16.99	$16.23	$13.06	$23.78
Weighted-average assumptions:
Expected option term (years)	4.4	4.3	4.4	4.3
Expected volatility	63%	66%	66%	66%
Risk-free interest rate	2.86%	4.30%	2.54%	4.30%
Expected dividend yield	0%	0%	0%	0%

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income, net of taxes, for the three and nine months ended October 31, 2003 and 2002, was as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net income	$26,522	$32,826	$65,229	$103,227
Change in CTA(1)	47,134	13,499	94,517	147,266

Total	$73,656	$46,325	$159,746	$250,493

(1)	For the three month period ended October 31, 2003, no deferred income taxes were recorded in the CTA account. For the nine month period ended October 31, 2003, $5.6 million was recorded. There was no income tax effect for the three and nine month periods ended October 31, 2002.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by geographic segment was as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Net sales to unaffiliated customers
Americas	$2,056,006	$2,034,105	$5,918,613	$6,455,748
Europe	2,338,997	1,776,614	6,568,998	5,272,110

Total	$4,395,003	$3,810,719	$12,487,611	$11,727,858

Operating income
Americas	$35,719	$44,147	$87,821	$127,197
Europe	5,886	9,878	16,350	37,200

Total	$41,605	$54,025	$104,171	$164,397

Depreciation and amortization
Americas	$4,798	$6,457	$15,431	$22,037
Europe	8,680	5,610	23,803	16,032

Total	$13,478	$12,067	$39,234	$38,069

Capital expenditures
Americas	$2,456	$12,826	$10,780	$19,907
Europe	10,747	11,409	31,252	28,921

Total	$13,203	$24,235	$42,032	$48,828

Identifiable assets
Americas	$1,431,468	$1,598,251	$1,431,468	$1,598,251
Europe	2,566,912	2,192,683	2,566,912	2,192,683

Total	$3,998,380	$3,790,934	$3,998,380	$3,790,934

Excess of cost over fair value of acquired net assets, net
Americas	$2,966	$8,846	$2,966	$8,846
Europe	98,133	300,453	98,133	300,453

Total	$101,099	$309,299	$101,099	$309,299

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

The Azlan acquisition strengthens Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since the date of acquisition. The purchase price of Azlan has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates (see Note 7 for a roll-forward of the excess of cost over fair value of acquired net assets). The Company’s management is in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Based on preliminary independent appraisals, the Company has allocated approximately $25 million of the purchase price to the value of Azlan’s customer list and trademarks. The finalization of these appraisals, which will be completed prior to the end of fiscal 2004, may result in either a significant increase or decrease in currently recorded amounts. In addition, deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2003 (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Pro forma net sales	$4,395,003	$4,035,274	$12,660,357	$12,395,392

Pro forma net income	$26,522	$33,211	$66,685	$107,642

Earnings per common share:
Basic—pro forma	$.47	$.59	$1.18	$1.92

Diluted—pro forma	$.46	$.57	$1.17	$1.84

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003.

In addition, during the first semester of fiscal 2004, the Company acquired two small distributors in France in the areas of CAD/graphics and storage solutions.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the excess of cost over fair value of acquired net assets for the three and nine months ended October 31, 2003, were as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2003	$2,966	$—	$2,966
Excess of cost over fair value of acquired net assets, net(1)	—	110,197	110,197
Other(2)	—	3,063	3,063

Balance as of April 30, 2003	$2,966	$113,260	$116,226

Excess of cost over fair value of acquired net assets, net(1)	—	709	709
Allocation of purchase price(3)	—	(25,000)	(25,000)
Other(2)	—	691	691

Balance as of July 31, 2003	$2,966	$89,660	$92,626

Excess of cost over fair value of acquired net assets, net(1)	—	4,627	4,627
Other(2)	—	3,846	3,846

Balance as of October 31, 2003	$2,966	$98,133	$101,099

(1)	The addition to Europe’s excess of cost over fair value of acquired net assets primarily relates to the acquisition of Azlan. See Note 6 for more details on acquisitions.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.
(3)	Amount relates to the revision of the preliminary purchase price allocation for the Azlan acquisition, which resulted in a reallocation from excess of cost over fair value of acquired net assets into other assets (see Note 6).

Included within other assets are intangible assets as follows (in thousands):

	As of October 31, 2003			As of January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$158,273	$84,003	$74,270	$123,742	$62,931	$60,811
Customer list and trademarks	36,468	6,552	29,916	9,877	4,474	5,403
Other intangible assets	522	377	145	680	428	252

Total	$195,263	$90,932	$104,331	$134,299	$67,833	$66,466

Amortization expense for the three and nine months ended October 31, 2003 amounted to $4.2 million and $11.0 million, respectively. Estimated amortization expense for current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2004	$14,900
2005	14,300
2006	11,800
2007	9,400
2008	7,900

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company capitalized intangible asset expenditures for software and development costs of $4.7 million and $16.2 million for the three and nine months ended October 31, 2003, respectively, with a weighted average amortization period of approximately eight years for both. In addition, the Company allocated approximately $25 million of the Azlan purchase price to the value of Azlan’s customer list and trademarks (see Note 6).

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments, which have an original maturity of ninety days or less, are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits of approximately $1.2 million and $4.9 million during the nine months ended October 31, 2003 and 2002, respectively, related to the exercise of nonqualified employee stock options.

NOTE 9—REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

	October 31, 2003	January 31, 2003
	(In thousands)
Receivables Securitization Program, expiring August 27, 2004	$81,050	$150,000
Multi-currency Revolving Credit Facility, expiring May 7, 2006	—	23,558
Other revolving credit facilities, expiring on various dates throughout fiscal 2004 and 2005	148,768	14,751

Total	$229,818	$188,309

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2004, the Company legally isolated certain U.S. trade receivables into a wholly-owned, bankruptcy-remote special purpose entity totaling $572.8 million and $583.0 million at October 31, 2003 and January 31, 2003, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest (average rate of 1.83% at October 31, 2003) on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in May 2006, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest (average rate of 2.60% at October 31, 2003) on advances under this facility at the applicable eurocurrency rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $631.9 million at October 31, 2003 to support its worldwide operations (average interest rate on borrowings was 2.51% at October 31, 2003). Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aforementioned credit facilities total approximately $1.3 billion, of which $229.8 million was outstanding at October 31, 2003. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At October 31, 2003, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. As of October 31, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $409.7 million. At October 31, 2003, the Company had issued standby letters of credit of $56.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

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

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2003, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Restructured Lease is fully funded at October 31, 2003, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at October 31, 2003 was approximately $19.9 million. Properties leased under the Restructured Lease contain a total of approximately 2.5 million square feet of space, with land totaling 224 acres.

The Restructured Lease has been accounted for as an operating lease. As discussed in Note 2, FIN No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a VIE and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of October 31, 2003 and January 31, 2003, the aggregate amount of guarantees under these arrangements totaled approximately $14.6 million and $21.8 million, respectively, of which approximately $4.2 million and $10.9 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to its synthetic lease facility, as noted above.

NOTE 11—SPECIAL CHARGES:

The Company incurred special charges of $3.1 million during the second quarter of fiscal 2004 related to the closure of the Company’s education business in the United States and the restructuring of this business to an outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or “the Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during our fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2004.

Results of Operations

Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. Prior year amounts have been reclassified to conform to the current period presentation.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three and nine months ended October 31, 2003 and 2002, as follows:

	Percentage of net sales
	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Americas	46.78%	53.38%	47.40%	55.05%
Europe	53.22	46.62	52.60	44.95

Net sales	100.00	100.00	100.00	100.00
Cost of products sold	94.42	94.57	94.48	94.66

Gross profit	5.58	5.43	5.52	5.34
Selling, general and administrative expenses	4.63	4.01	4.66	3.94
Special charges	—	—	0.03	—

Operating income	0.95	1.42	0.83	1.40
Interest expense	0.13	0.21	0.13	0.22
Interest income	(0.04)	(0.10)	(0.04)	(0.08)
Net foreign currency exchange (gain) loss	(0.01)	0.02	(0.01)	(0.05)

Income before income taxes	0.87	1.29	0.75	1.31
Provision for income taxes	0.27	0.43	0.23	0.43

Net income	0.60%	0.86%	0.52%	0.88%

Non-GAAP Financial Information

The following reconciliation details the adjustments between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding special charges (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. We did not incur special charges during the comparable periods in fiscal 2003 (in thousands except per share amounts).

	For the three months ended October 31, 2003			For the nine months ended October 31, 2003
	As Reported under GAAP	Impact of Special Charges	Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures
Net sales	$4,395,003	$—	$4,395,003	$12,487,611	$—		$12,487,611
Cost of products sold	4,149,917	—	4,149,917	11,797,947	—		11,797,947

Gross profit	245,086	—	245,086	689,664	—		689,664
Selling, general, and administrative expenses	203,481	—	203,481	582,428	—		582,428
Special charges	—	—	—	3,065	(3,065	)(1)	—

Operating income	41,605	—	41,605	104,171	3,065		107,236
Interest expense	5,472	—	5,472	15,823	—		15,823
Interest income	(1,925)	—	(1,925)	(4,956)	—		(4,956)
Net foreign currency exchange gain	(384)	—	(384)	(1,238)	—		(1,238)

Income before income taxes	38,442	—	38,442	94,542	3,065		97,607
Provision for income taxes	11,920	—	11,920	29,313	1,073	(2)	30,386

Net income	$26,522	$—	$26,522	$65,229	$1,992		$67,221

Earnings per common share—diluted	$.46		$.46	$1.14			$1.17

Weighted average common shares outstanding—diluted	57,781		57,781	57,229			57,229

(1)	Charges associated with closure of the U.S. education business (see Note 11 of Notes to Consolidated Financial Statements).
(2)	Tax effect of deductible special charges.

Net Sales

The following table represents our net sales by geographic segment (in thousands):

	Three months ended October 31,			Nine months ended October 31,
	2003	% Change	2002	2003	% Change	2002
Net sales:
Americas	$2,056,006	1.1%	$2,034,105	$5,918,613	(8.3)%	$6,455,748
Europe	2,338,997	31.7%	1,776,614	6,568,998	24.6%	5,272,110

Total	$4,395,003	15.3%	$3,810,719	$12,487,611	6.5%	$11,727,858

Net sales were $4.4 billion in the third quarter of fiscal 2004, a 15.3% increase over the comparable quarter last year. Net sales for the third quarter of fiscal 2004 in the Americas increased by 1.1%, whereas Europe saw an increase of 31.7% (13.1% on a local currency basis).

On a year-to-date basis, net sales were $12.5 billion in the first nine months of fiscal 2004 compared to $11.7 billion in the comparable period last year, an increase of 6.5% year-over-year. Net sales for the nine-month period in the Americas decreased by 8.3% whereas Europe saw an increase of 24.6% in U.S. dollar terms and an increase of 3.6% on a local currency basis. Excluding Azlan Group PLC (“Azlan”), Europe experienced a slight year-over-year decrease in net sales on a local currency basis during the nine months ended October 31, 2003.

Our year-over-year increase in net sales in Europe during the quarter and year-to-date was driven by the inclusion of the results from Azlan, which was acquired as of March 31, 2003, and the stronger euro versus the U.S. dollar. It is important to note that both our Americas and our “legacy” European operations (i.e., excluding Azlan) experienced a slight year-over-year increase in net sales on a local currency basis during the quarter ended October 31, 2003. This year-over-year increase in net sales during the quarter is primarily due to improving demand conditions in both regions and our desire to maintain and, in some cases, increase our market share position with certain customers and/or vendors, while still achieving acceptable profit margins. These positive achievements were somewhat offset by (a) the decision of certain vendors to pursue a direct sales model, primarily in the United States; (b) declining unit average selling prices; and (c) our exit last year from certain markets in Europe and Latin America. Our year-over-year decline in net sales in the Americas and our legacy European operations on a local currency basis for the nine month period is primarily due to (a) lower demand for technology products and services during the first half of this year; (b) last year’s second quarter results reflecting a non-recurring increase in our Microsoft licensing business related to Microsoft’s Upgrade Advantage and Software Assurance Programs; and (c) those offsetting factors previously discussed above regarding our quarterly performance.

With respect to our European operations, we continue to have challenges in certain markets where our financial performance has not met expectations due to difficult demand conditions and highly competitive pricing unique to particular geographies and, in some cases, our own weak internal execution. We have taken and will continue to take actions to improve our financial performance in these markets; however, certain of these actions require more time than others to generate the desired revenue and/or profitability improvements. In terms of the overall demand climate in the region, although we experienced year-over-year sales growth on a local currency basis during the quarter, we remain cautious about European demand in the future until we see further trends evidencing a firm rebound in information technology (“IT”) spending.

We generated approximately 32% of our net sales in the third quarter of fiscal 2004 from products purchased from Hewlett-Packard Company (“HP”). HP has increased the level of business it transacts directly with end-users and/or resellers. As discussed above, our net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business in the United States. HP’s printer business and European computer systems business have not yet been significantly affected. HP also continues to modify certain contract terms and conditions, some of which may push additional costs into the channel. In response to these changes, we continue to evaluate and modify our pricing policies and terms and conditions with our customers, as well as pursue other vendor and product categories. It should also be noted that the adverse effect of HP’s direct strategy on our U.S. business has not been as dramatic in recent quarters. In each of the last four quarters, our sales of HP computer systems in the U.S. represents less than three percent of our quarterly worldwide sales. While our future exposure in our HP systems business may not be significant, no assurance can be given that we will not be adversely affected should HP proceed with a more aggressive direct strategy within Europe or with its printer business.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the quarter was 5.58%, an increase of 15 basis points compared to the third quarter of fiscal 2003. On a year-to-date basis, gross margin increased 18 basis points to 5.52% in the first nine months of fiscal 2004 compared to 5.34% in the first nine months of fiscal 2003.

The increase in gross margin is largely the result of the inclusion of the results of Azlan (which realize higher gross margins than our legacy operations) and the impact of our adoption of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller) of the Vendor’s Products,” as discussed below, offset by declining product gross margins in our legacy operations. Our legacy operations experienced a year-over-year decline in gross margins due to the highly competitive pricing environment during the period and our desire to maintain or, in some cases, increase our market share position, as previously discussed above. In addition, as we analyzed business opportunities, our lower cost structure allowed us to realize, in many cases, acceptable operating profits in spite of lower gross margins.

Gross margin within both operating segments during the third quarter and year-to-date period of fiscal 2004 include a reclassification pursuant to EITF Issue No. 02-16. EITF Issue No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. The new guidance is applicable to vendor arrangements entered into or modified subsequent to December 31, 2002. As a result of implementing EITF Issue No. 02-16, during the third quarter, we have reclassified approximately $15.0 million (.34% of net sales) from selling, general and administrative expenses with $13.2 million (.30% of net sales) recorded as a reduction of cost of goods sold and the remaining $1.8 million (.04% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory. On a year-to-date basis, through nine months of fiscal 2004, we have reclassified approximately $29.9 million (.24% of net sales) from selling, general and administrative expenses with $25.6 million (.20% of net sales) recorded as a reduction of cost of goods sold and an aggregate of $4.3 million (.03% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory.

We may see further increases in our gross profit (in absolute dollars and as a percentage of net sales) in future quarters as additional vendor arrangements become subject to EITF Issue No. 02-16. The increase in gross profit would result from the additional reclassification of certain vendor reimbursements from selling, general and administrative expenses to cost of goods sold. In addition, subject to foreign exchange rate volatility, we anticipate an aggregate deferral of approximately $5.0 to $6.0 million on a pretax basis to be established by the end of fiscal 2004. This deferral would relate to vendor reimbursements associated with unsold inventory at the end of fiscal 2004. We expect the guidance to be applicable to virtually all vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A during the third quarter amounted to $203.5 million, an increase of $50.6 million or 33.1% compared to the prior year. On a year-to-date basis, SG&A during the first nine months of fiscal 2004 amounted to $582.4 million, an increase of $120.4 million or 26.1% compared to the prior year.

Similar to the increase in net sales and gross profit, the increase in SG&A for the three and nine month periods can be attributed primarily to the inclusion of the results from Azlan, the strengthening of the euro against the U.S. dollar and our adoption of EITF Issue No. 02-16. Also impacting our SG&A this year are the costs we’ve incurred for the harmonization and upgrade of our European computer systems infrastructure (“the Project”). Project costs expensed during the third quarter of fiscal 2004 approximated $5.3 million compared to $3.6 million in the prior year. On a year-to-date basis, we’ve expensed approximately $17.9 million related to the Project, compared to $5.4 million last year. Excluding the above factors, SG&A incurred by our legacy operations actually declined on a year-over-year basis. This SG&A performance was achieved through stringent cost controls and would have been more favorable had we not incurred charges this year associated with workforce reductions significantly in excess of the amount incurred in the prior year.

On a relative basis, SG&A as a percentage of net sales during the third quarter came in at 4.63%, an increase of 62 basis points over the prior year. On a year-to-date basis, SG&A as a percentage of net sales came in at 4.69% during the first nine months of fiscal 2004, an increase of 75 basis points over the prior year. This increase can be attributed to a number of factors, including (a) the inclusion of Azlan, which has a significantly higher cost structure than Tech Data’s legacy operations; (b) the implementation of EITF Issue No. 02-16 as discussed above; and (c) the favorable impact of our cost control measures not fully offsetting the magnitude of our year-over-year decline in net sales.

Special Charges

We incurred special charges of $3.1 million in the second quarter of fiscal 2004 related to the closure of our education business in the United States and the restructuring of this business to an outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

Non-Operating Income and Expenses

Interest Expense and Interest Income

Interest expense decreased 32.0% to $5.5 million in the third quarter of fiscal 2004 from $8.0 million in the third quarter of the prior year. On a year-to-date basis, interest expense decreased 38.7% to $15.8 million in the first nine months of fiscal 2004 from $25.8 million in the prior year. This decrease was primarily the result of a reduction in our average borrowing rates.

Interest income decreased 51.9% to $1.9 million in the third quarter of fiscal 2004 from $4.0 million in the third quarter of the prior year. On a year-to-date basis, interest income decreased 44.6% to $5.0 million in the first nine months of fiscal 2004 from $8.9 million in the first nine months of the prior year. This decrease was primarily attributable to a decrease in investment yields and in cash available for investment during the periods.

Net Foreign Currency Exchange Gains/Losses

We realized a net foreign currency exchange gain of $0.4 million in the third quarter of fiscal 2004, compared to a loss of $1.0 million in the third quarter of the prior year. On a year-to-date basis, we realized a net foreign currency exchange gain of $1.2 million during the first nine months of fiscal 2004, compared to a net foreign currency exchange gain of $6.5 million in the comparable period last year.

The majority of the fluctuation from the prior year was attributable to our operations in Europe, with the remainder relating to our operations in Latin America. The European gain was attributable to the strengthening of the euro throughout the periods, as many of our payables in the region are denominated in U.S. dollars and are not fully hedged. It continues to be our goal to minimize foreign currency exchange gains and losses through effective hedging techniques. Our foreign currency exchange policy prohibits entering into speculative transactions.

Provision for Income Taxes

Our effective tax rate was 31% in the third quarter of fiscal 2004 and 33% in the third quarter of fiscal 2003. On a year-to-date basis, our effective tax rate was 31% in the first nine months of fiscal 2004 compared to 33% in the first nine months of the prior year.

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

Net Income and Earnings Per Common Share

As a result of the factors described above, net income in the third quarter of fiscal 2004 decreased 19.2% to $26.5 million, or $0.46 per diluted share, compared to net income of $32.8 million, or $.57 per diluted share in the third quarter of the prior year. On a year-to-date basis, net income in the first nine months of fiscal 2004 decreased 36.8% to $65.2 million, or $1.14 per diluted share, compared to net income of $103.2 million, or $1.77 per diluted share in the prior year.

Excluding the special charges incurred during the first nine months, as discussed above, pro forma net income decreased 34.9% from the prior year to $67.2 million, or $1.17 per diluted share.

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

We have historically recorded unrestricted volume rebates and early payment discounts received from vendors as a reduction of inventory and recognized the incentives as a reduction of cost of products sold when the related inventory was sold. With the implementation of EITF Issue No. 02-16, such treatment will be considered for all other incentives we receive from vendors, such as cooperative advertising allowances and personnel funding. The impact of the implementation of EITF No. 02-16 is discussed within the Results of Operations section of this document.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In general, a variable interest entity (“VIE”) is any legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. As further explained within Note 10 of Notes to Consolidated Financial Statements, we have determined that the third-party lessor of the synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, we continue to use the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans. However, we are currently analyzing alternative stock-based employee compensation programs, our accounting policies for these programs, and their impact, if any, upon our consolidated financial position and results of operations.

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

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities of $171.7 million during the first nine months of fiscal 2004 was primarily attributable to net income of $65.2 million combined with a significant increase in vendor financing, which more than covered our increases in accounts receivable and inventory. The increase in accounts receivable can be attributed to the strong sales performance during the quarter, especially the latter half of the quarter. The increase in inventory can be attributed to the buildup of inventory in anticipation of higher fourth quarter demand.

Net cash used in investing activities of $238.8 million during the first nine months of fiscal 2004 was primarily attributable to the acquisition of Azlan and the continuing investment related to the expansion of our management information systems, office facilities and equipment for our logistics centers. We expect to make capital expenditures of approximately $50.0-$60.0 million during fiscal 2004 to further expand or upgrade our IT systems, logistics centers and office facilities, which include $13.0-$16.0 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash provided by financing activities of $29.1 million during the first nine months of fiscal 2004 primarily reflects net borrowings on our revolving credit lines, which included $224.4 million to fund the acquisition of Azlan (offset by cash acquired), much of which had been repaid at October 31, 2003 through the use of cash generated from operations.

Liquidity and Capital Resources

As of October 31, 2003, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 2.60% at October 31, 2003) under this facility at the applicable eurocurrency rate plus a margin based on our credit ratings. Additionally, we maintain a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2004. We pay interest (average rate of 1.83% at October 31, 2003) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintain additional lines of credit and overdraft facilities totaling approximately $631.9 million (average interest rate on borrowings was 2.51% at October 31, 2003).

The aforementioned credit facilities total approximately $1.3 billion, of which $229.8 million was outstanding at October 31, 2003. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of October 31, 2003. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. As of October 31, 2003 the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $409.7 million. In addition, at October 31, 2003, we had issued standby letters of credit of $56.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of these credit facilities, see Note 9 of Notes to Consolidated Financial Statements.

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

In August 2000, we filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2003, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

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

The Restructured Lease is fully funded at October 31, 2003, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at October 31, 2003 was approximately $19.9 million. Properties leased under the Restructured Lease contain a total of approximately 2.5 million square feet of space, with land totaling 224 acres.

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

Beginning April 1, 2003, we have included Azlan’s operations in our results of operations. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” The purchase price of Azlan has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed based on management’s initial estimates. Almost all of the increase in our balance of excess of cost over fair value of acquired net assets during the semester was the result of this acquisition. We are in the process of finalizing the purchase price allocation and determining the existence and value of other intangible assets acquired; accordingly, certain purchase price allocations are subject to change. Based on preliminary independent appraisals, we have allocated approximately $25 million of the purchase price to the value of Azlan’s customer list and trademarks. The finalization of these appraisals, which will be completed prior to the end of fiscal 2004, may result in either a significant increase or decrease in currently recorded amounts. In addition, deferred tax assets and liabilities will also be finalized after the final allocation of the purchase price.

In addition, during the first semester of fiscal 2004, we acquired two small distributors in France in the areas of CAD/graphics and storage solutions.

Cautionary Statements and Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Exhibit 99-A to our Quarterly Report on Form 10-Q for the three months ended October 31, 2003 outlines cautionary statements and identifies important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make or are made on our behalf. Such forward-looking statements, as made within this Form 10-Q, should be considered in conjunction with the aforementioned Exhibit 99-A.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	inventory risks due to shifts in market demand

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	the impact of changes in income tax legislation

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	acts of war and terrorism

•	exposure to natural disasters

•	potential impact of labor strikes

•	volatility of common stock

•	accuracy of forecast data

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the Securities and Exchange Commission (“SEC”), copies of which can be obtained at the Investor Relations section of our website at www.techdata.com.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Tech Data’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. Except as further described below, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

The Company maintains a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.    Other Information

Not applicable.

ITEM 6.    Exhibits And Reports On Form 8-K

(a) Exhibits

10AAu	—	Amendment Number 6 to Transfer and Administration Agreement dated as of August 29, 2003

31-A	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-A	—	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

The Company furnished (not filed) a Current Report on Form 8-K on November 25, 2003 in connection with the issuance of its press release announcing financial results for the period ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	December 12, 2003

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 12, 2003

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 12, 2003