Form 10-K
period 2004-01-31
TECH DATA CORP
filed 2004-04-06
CIK 790703

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 2004

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

Aggregate market value of the voting stock held by non-affiliates was $1,715,897,833 based on the reported last sale price of common stock on July 31, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 20, 2004
Common stock, par value $.0015 per share	57,720,989

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 10, 2004, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve approximately 90,000 value-added resellers (“VARs”), direct marketers, retailers, corporate resellers, and Internet resellers in approximately 80 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East.

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

In July 1998, we substantially enhanced our European presence with the acquisition of 83% of the voting common stock of Europe’s leading technology products distributor, Computer 2000 AG (“Computer 2000”). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data’s presence to 26 countries worldwide. In April 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG (“Tech Data Germany”). Following the acquisition of Computer 2000, there remained a very small minority interest at Tech Data Germany. These interests were acquired in the third quarter of fiscal 2003.

In May 1999, we nearly doubled our Canadian business through the acquisition of Globelle Corporation (“Globelle”), a leading publicly-held Canadian distributor. The purchase of Globelle provided critical mass, a complementary product and geographic focus to our Canadian operations.

During the first quarter of fiscal 2004, we expanded our presence in the European networking and communications market through the acquisition of Azlan Group PLC (“Azlan”) for approximately $224.4 million plus acquisition-related expenses of $2.6 million, for a total purchase price of $227.0 million. Tech Data acquired all of the outstanding stock of Azlan. The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services.

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

Through collaborative supply chain management initiatives, we continue to advance the efficiency of the distribution model. By leveraging our infrastructure and logistics expertise, vendors benefit from a cost-effective alternative to selling directly to resellers or end-users. Our ability to provide a “virtual warehouse” of products for resellers means they no longer need to hold inventory, which reduces their costs and risks associated with handling products. In addition to enabling fast reseller access to a comprehensive hardware and software offering, we frequently ship products directly to end-users on behalf of our customers, thereby reducing the resellers’ costs of storing, maintaining, and shipping the products themselves. We facilitate this approach by personalizing shipping labels and packing documents with the resellers’ brand identities (e.g., logos), marketing messages and other specialized content.

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

Our fiscal 2004 results, like other companies in the technology industry, were negatively affected on a local currency basis by the continued economic downturn, especially in the first semester of this fiscal year. During the second semester, however, we saw modest sales growth in local currencies on a worldwide basis. While future economic conditions and IT market demand remain uncertain, companies in our industry have found ways to improve efficiency during the slowdown. These actions should help strengthen profit potential when a sustained recovery in IT demand occurs.

Products and Vendors

We sell more than 80,000 products from the world’s leading peripheral, system and networking manufacturers and software publishers. These products are typically purchased directly from the manufacturer or software publisher on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

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

Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value. See also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Asset Management.

While we sell products in various countries throughout the world, and product categories may vary from region to region, over the past three years, sales within our consolidated product categories have remained fairly consistent within the following ranges:

Peripherals	43% – 47%
Systems	23% – 26%
Networking	13% – 19%
Software	13% – 18%

HP acquired Compaq Computer Corporation (“Compaq”) in May 2002. Worldwide net sales of products purchased from HP or HP/Compaq combined accounted for 32%, 33%, and 38% of consolidated net sales in fiscal 2004, 2003, and 2002, respectively. HP has increased the level of business it transacts directly with end-users and/or resellers. Our net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business in the United States. HP’s printer business and European computer systems business have not yet been significantly affected. HP also continues to modify certain contract terms and conditions, some of which may push additional costs into the channel. In response to these changes, we continue to evaluate and modify our pricing policies and terms and conditions with our customers, as well as pursue other vendor and product categories. It should also be noted that the adverse effect on our U.S. business of HP’s direct strategy has not been as dramatic in recent quarters. In each of the last four quarters, our sales of HP computer systems in the Americas represents less than three percent of our quarterly worldwide sales. While our future exposure in our HP systems business may not be significant, no assurance can be given that we will not be adversely affected should HP proceed with a more aggressive direct strategy within Europe or with its printer business. In addition, Microsoft software accounted for 10% of our net sales in fiscal 2003. There were no other vendors that accounted for 10% or more of our net sales in 2004, 2003, or 2002.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of approximately 90,000 VARs, direct marketers, retailers, Internet resellers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, over the past three years sales within our consolidated customer channels have remained fairly consistent within the following ranges:

VARs	55% – 59%
Direct marketers, retailers and Internet resellers	22% – 26%
Corporate resellers	17% – 21%

No single customer accounted for more than five percent of our net sales during fiscal 2004, 2003, or 2002.

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

We provide our vendors one of the largest bases of resellers throughout the Americas and Europe, delivering products to customers from our 29 regionally located logistics centers. Locating logistics centers near our customers enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory. See Item 2—Properties for further discussion of our locations and logistics centers.

Sales and Electronic Commerce

Currently, our sales force consists of approximately 1,400 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field representative is supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics facility nearest the customer.

Increasingly, customers rely upon our electronic ordering and information systems, in addition to our product catalogs and frequent mailings, as sources for product information, including availability and price. Our on-line computer systems allows the inside sales teams to check current stocking levels in the Company’s logistics centers. Through our website, most customers can gain remote access to our information systems to check product availability and pricing and to place orders. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2004, approximately $5.9 billion (34%) of our worldwide sales dollar volume originated from orders received electronically, compared to approximately $5.4 billion (34%) in fiscal 2003.

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

We compete against several distributors in the Americas market, including Ingram Micro, Synnex, and several regional and local distributors. Competition outside of the Americas includes Ingram Micro, Actebis and a variety of smaller regional and local distributors.

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

Employees

On January 31, 2004, we had approximately 8,400 employees located as follows: Americas – 3,100 and Europe – 5,300. Certain of our employees in various countries outside the Americas are subject to laws providing representation rights to employees on management boards. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While we operate primarily in one industry, because of our global presence, we are managed by our geographic segments. Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. As a result, our geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to Latin America and the Caribbean from the U.S.) and 2) Europe (Europe, Middle East, and export sales to Africa). Prior year amounts have been reclassified to conform to the current period presentation. In fiscal 2004, 2003, and 2002, 55%, 47%, and 42%, respectively, of our sales were derived from outside of the Americas.

Over the last three fiscal years, we have entered new markets or expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, risk and earnings potential. Such actions included:

•	Our acquisition of Azlan during the first quarter of fiscal 2004, for approximately $224.4 million plus acquisition-related expenses of $2.6 million, for a total purchase price of $227.0 million.

•	The sale of our Baltics operations (Estonia, Latvia and Lithuania) at the end of the fourth quarter of fiscal 2004 for their approximate book value of $1.6 million.

•	The closure of our operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which has been reflected in operating income during fiscal 2003.

•

The sale of our operations in Argentina to local management and the liquidation of one of our European financing subsidiaries during the fourth quarter of fiscal 2003. With respect to the Argentina transaction, we recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) and earnings potential around the world. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures, as well as recognize a portion of our accumulated other comprehensive income (loss) as a non-operating foreign currency exchange gain or loss.

See Note 11 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of our net sales, operating income and identifiable assets.

Additional Information Available

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the Securities and Exchange Commission (“SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Executive Officers

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of Tech Data as of March 31, 2004.

Name	Age	Title
Steven A. Raymund	48	Chairman of the Board of Directors and Chief Executive Officer
Néstor Cano	40	President of Worldwide Operations
Jeffery P. Howells	46	Executive Vice President and Chief Financial Officer
Kenneth Lamneck	49	President, the Americas
Joseph A. Osbourn	56	Executive Vice President and Worldwide Chief Information Officer
Theresa A. Bazzone	57	Senior Vice President of U.S. Sales
Charles V. Dannewitz	49	Senior Vice President of Tax and Treasurer
Andreas Duerst	43	Senior Vice President of Central Europe
Andrew Gass	39	Senior Vice President of Northern Europe
Lawrence W. Hamilton	46	Senior Vice President of Human Resources
William J. Hunter	44	Senior Vice President and Chief Financial Officer of Europe
Elio Levy	56	Senior Vice President of U.S. Marketing
Richard Pryor-Jones	41	Senior Vice President and Managing Director of Azlan Group PLC
Yuda Saydun	50	Senior Vice President of Business Development and President of Latin America Operations
William K. Todd, Jr.	59	Senior Vice President of Logistics and Integration Services
Joseph B. Trepani	43	Senior Vice President and Corporate Controller
David R. Vetter	44	Senior Vice President, General Counsel and Secretary
Gerard F. Youna	50	Senior Vice President of Southern Europe
Benjamin B. Godwin	52	Corporate Vice President, Real Estate and Corporate Services

Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a Bachelor of Science Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service. Mr. Raymund currently serves on the Board of Directors of Jabil Circuit, Inc.

Néstor Cano, President of Worldwide Operations, joined the Company (via Computer 2000) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President of the Americas. He was promoted to President of Worldwide Operations in August 2000. Mr. Cano holds a PDG (similar to an MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

Jeffery P. Howells, Executive Vice President and Chief Financial Officer, joined the Company in October 1991 as Vice President of Finance and assumed the responsibilities of Chief Financial Officer in March 1992. In March 1993, he was promoted to Senior Vice President and Chief Financial Officer and was promoted to Executive Vice President and Chief Financial Officer in March 1997. In 1998, Mr. Howells was appointed to the Company’s Board of Directors. From 1979 to 1991, he was employed by Price Waterhouse. Mr. Howells is a Certified Public Accountant and holds a Bachelor of Business Administration Degree in Accounting from Stetson University.

Kenneth Lamneck, President, the Americas, joined the Company in March 2004 as President, the Americas. Prior to Tech Data, he served in various management positions at Arrow Electronics Distribution Division and most recently served as President, Arrow Richey Electronics division since 1999. Mr. Lamneck holds a Bachelors Degree in Engineering from the United States Military Academy at West Point and a Masters Degree in Business Administration from the University of Texas.

Joseph A. Osbourn, Executive Vice President and Worldwide Chief Information Officer, joined the Company in October 2000. Prior to joining the Company, he was Senior Vice President and Chief Information Officer at Kmart Corporation from September 1999 to September 2000, Vice President of Information Services at Walt Disney World Company from September 1989 to September 1999, and with Price Waterhouse for ten years, most recently as a partner in Management Consulting Services. Mr. Osbourn holds a Bachelors Degree in Physics from the University of Louisville and a Masters Degree in Business Administration from Memphis State University.

Theresa A. Bazzone, Senior Vice President of U.S. Sales, joined the Company in November 1992 as Director, Software Product Marketing. During her 11 years with the Company, she has held various senior management positions with Tech Data including Vice President of Software Product Marketing as well as several Vice President and General Manager positions including Retail and Direct Marketing Sales, Strategic Business Development and Enterprise. In August 2002 she was promoted to her current role of Senior Vice President of U.S. Sales. Prior to joining the Company, she was employed by Corporate Software, Inc., from 1987 to 1992 serving in a variety of sales management positions.

Charles V. Dannewitz, Senior Vice President of Tax and Treasurer, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in April 2000, and assumed responsibility for worldwide treasury in July 2003. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

Andreas Duerst, Senior Vice President of Central Europe, joined the Company in February 2000 as Managing Director of Swiss operations and was promoted to Senior Vice President of Central Europe in March 2003. Prior to joining the Company, Mr. Duerst was employed by Lucent Technologies from May 1995 to January 2000 as Managing Director of Central and Eastern Europe.

Andrew Gass, Senior Vice President of Northern Europe, joined the Company (via Computer 2000) in October 1995 as Finance and Operations Director of UK operations and was promoted to Deputy Managing Director in October 1998. From February 2000 to August 2001, Mr. Gass was a Managing Director at Sage Enterprise Solutions. He returned to the Company as Senior Vice President of Northern Europe in September 2001. Mr. Gass is a Chartered Accountant and holds a Bachelors Degree in Commerce from Edinburgh University.

Lawrence W. Hamilton, Senior Vice President of Human Resources, joined the Company in August 1993 as Vice President of Human Resources and was promoted to Senior Vice President of Human Resources in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President—Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a Bachelor of Arts Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy from the University of Alabama.

William J. Hunter, Senior Vice President and Chief Financial Officer of Europe, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999, Mr. Hunter was promoted to Senior Vice President and Chief Financial Officer for Europe. Prior to joining the Company, he was employed by Price Waterhouse from January 1989 to April 1994. Mr. Hunter holds a Bachelor of Arts Degree in Philosophy from Tulane University and a Bachelor of Science Degree in Accounting from the University of South Florida.

Elio Levy, Senior Vice President of U.S. Marketing, joined the Company in October 1991 as Director of Software and was promoted to Vice President of Networking in January 1993. In January 1995, he was named Vice President of Marketing for Tech Data France and from January 1996 to June 1998 he served as President of Tech Data Canada. In June 1998, he returned to the Company’s U.S. operations as Vice President and General Manager of International Marketing, and in November 1998 he assumed the role of Vice President and General Manager, Peripherals. In April 2000 he was promoted to his current role of Senior Vice President of U.S. Marketing. Mr. Levy holds a Bachelor of Science Degree in Business from the College of Charleston.

Richard Pryor-Jones, Senior Vice President and Managing Director of Azlan Group PLC, joined Azlan in 1997 as UK Sales Director, moving to UK Managing Director - a role which was later expanded to include the Nordics region. From 2000 to 2003, Mr. Pryor-Jones served as Azlan’s European Operations Director before moving into his present role in November 2003. Prior to joining Azlan, he was with Digital Equipment Corporation for 11 years where he served in various senior management roles.

Yuda Saydun, Senior Vice President of Business Development and President of Latin America Operations, joined the Company in April 1993 as Vice President and General Manager—Latin America. In March 1997 he was promoted to Senior Vice President and General Manager—Latin America and in April 2000 was promoted to President. In August 2003, he assumed the additional responsibilities of Senior Vice President, Business Development for the Americas. Prior to joining the Company, he was employed by American Express Travel Related Services Company, Inc. from 1982 to April 1993, most recently as Division Vice President, Cardmember Marketing. Mr. Saydun holds a Bachelor of Science Degree in Political and Diplomatic Sciences from Universite Libre de Bruxelles and a Masters of Business Administration Degree, Finance/Marketing from the University of California, Los Angeles.

William K. Todd, Jr., Senior Vice President of Logistics and Integration Services, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President of Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a Bachelor of Science Degree in Business Management from New Hampshire College.

Joseph B. Trepani, Senior Vice President and Corporate Controller, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from July 1989 to February 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.

David R. Vetter, Senior Vice President, General Counsel and Secretary, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. In March 2003, he was promoted to his current position of Senior Vice President, and effective July 2003, was appointed Corporate Secretary. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

Gerard F. Youna, Senior Vice President of Southern Europe, joined the Company in 1989 as the Managing Director for Tech Data France. In 1999, he was promoted to Regional Managing Director for France and Israel. In September 2000, he was promoted to Senior Vice President of Southern Europe. Mr. Youna received a degree in IT Engineering from the Institut Informatique d’Entreprise in Paris, France.

Benjamin B. Godwin, Corporate Vice President, Real Estate and Corporate Services, joined the Company in August 1997 as Vice President of Real Estate and Corporate Services and was promoted to Corporate Vice President in March 2003. Prior to joining the Company, he was President of Godwin Real Estate, Inc., a real estate brokerage and appraisal firm he founded in 1985. Mr. Godwin holds a Bachelor of Business Administration degree from Georgia State University.

ITEM 2. Properties

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2004, we operated a total of 29 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 12, and Europe – 17.

As of January 31, 2004, we leased or owned approximately seven million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate any material difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3. Legal Proceedings

Prior to fiscal 2004, one of our European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is our opinion, based upon the opinion of outside legal counsel, that we have valid defenses related to a substantial portion of these assessments. Although we are vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to our operating results for any particular period, depending upon the level of income for such period.

We are subject to various other legal proceedings and claims arising in the ordinary course of business. We do not expect the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the last quarter of the fiscal year ended January 31, 2004.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Stock Market under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ Stock Market, Inc. As of February 20, 2004, there were 491 holders of record. We believe that there are approximately 29,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2004
Fourth quarter	$42.83	$31.48
Third quarter	35.33	29.30
Second quarter	32.68	23.51
First quarter	26.76	19.07

	High	Low
Fiscal year 2003
Fourth quarter	$37.85	$24.47
Third quarter	36.59	23.75
Second quarter	47.88	32.41
First quarter	51.66	41.27

Equity Compensation Plan Information(1)

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of January 31, 2004 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders for:
Employee equity compensation	4,442,667	$29.01	3,916,861
Employee stock purchase	—	—	639,818
Non-employee directors equity compensation	89,500	33.40	99,000

Total	4,532,167	29.09	4,655,679
Employee equity compensation plan not approved by shareholders	2,420,294	35.16	436,166

Total	6,952,461	31.20	5,091,845

(1)	A copy of the 2000 Non-Qualified Stock Option Plan of Tech Data Corporation was included as an exhibit to our Registration Statement on Form S-8 (file no. 333-59198) filed on April 19, 2001, under which underlying shares of our common stock were registered. This exhibit is incorporated by reference.

ITEM 6. Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the MD&A and our consolidated financial statements and notes thereto appearing elsewhere in this annual report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2004(1)	2003	2002	2001	2000
Income statement data:
Net sales	$17,406,340	$15,738,945	$17,197,511	$20,427,679	$16,991,750
Cost of products sold	16,424,694	14,907,187	16,269,481	19,331,616	16,058,086

Gross profit	981,646	831,758	928,030	1,096,063	933,664
Selling, general and administrative expenses	812,965	612,728	677,914	733,307	661,792
Special charges (2)	3,065	328,872	27,000	—	—

Operating income (loss)	165,616	(109,842)	223,116	362,756	271,872
Loss on disposition of subsidiaries, net	—	5,745	—	—	—
Interest expense, net	16,566	24,045	55,419	92,285	65,965
Net foreign currency exchange (gain) loss	(1,893)	(6,942)	(143)	(3,884)	5,153

Income (loss) before income taxes	150,943	(132,690)	167,840	274,355	200,754
Provision for income taxes	46,796	67,128	57,063	96,033	72,837

Income (loss) before minority interest	104,147	(199,818)	110,777	178,322	127,917
Minority interest	—	—	—	339	416

Net income (loss)	$104,147	$(199,818)	$110,777	$177,983	$127,501

Net income (loss) per common share:
Basic	$1.83	$(3.55)	$2.04	$3.34	$2.47

Diluted	$1.81	$(3.55)	$1.98	$3.14	$2.34

Weighted average common shares outstanding:
Basic	56,838	56,256	54,407	53,234	51,693

Diluted	57,501	56,256	60,963	59,772	58,508

Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital	$1,525,432	$1,399,283	$1,390,657	$967,283	$795,589
Total assets	4,167,886	3,248,018	3,458,330	4,615,545	4,123,818
Revolving credit loans	80,221	188,309	86,046	1,249,576	1,006,809
Long-term debt	307,934	314,498	612,335	320,757	316,840
Other long-term liabilities	46,591	16,155	4,737	—	—
Shareholders’ equity	1,658,489	1,338,530	1,259,933	1,195,314	1,013,695

(1)	See MD&A for effects of Azlan acquisition and adoption of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor .”
(2)	See Note 12 of Notes to Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Annual Report on Form 10-K for the year ended January 31, 2004 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	inventory risks due to shifts in market demand

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	changes in general economic conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of labor strikes

•	volatility of common stock

•	accuracy of forecast data

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

Overview

During fiscal 2004, we saw our worldwide net sales grow to $17.4 billion, a 10.6% increase over fiscal 2003. This growth can be attributed to the performance of our European operations, where net sales grew 29.3% over fiscal 2003 as a result of our acquisition of Azlan Group PLC (“Azlan”), one of the leading distributors of networking and communications equipment in Europe; the strengthening of the euro, and stronger market demand during the second half of fiscal 2004 compared to 2003. European net sales represented 55% of our worldwide net sales during fiscal 2004. Net sales in the Americas declined by 6.0% in fiscal 2004 compared to fiscal 2003 due to the continued economic slowdown and the highly competitive market conditions within the United

States. However, similar to Europe, the Americas saw stronger demand and reported positive, albeit slight, year-over-year growth during the second half of the year.

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2004 was 5.64%, compared to 5.28% in fiscal 2003. This increase was largely due to the acquisition of Azlan, which reports higher gross margins on a relative basis than the rest of our worldwide operations, and the impact of implementing Emerging Issues Task Force Number 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF Issue No. 02-16”). EITF Issue No. 02-16 resulted in a reclassification of funds received from vendors amounting to $51.6 million from selling, general and administrative expenses (“SG&A”), with $45.3 million recorded as a reduction of cost of good sold, thereby increasing gross margin, and the remaining $6.3 million being deferred until the related inventory is sold. The background and impact of EITF Issue No. 02-16 is discussed in greater detail later in this document. Absent the impact of Azlan and EITF Issue No. 02-16, our gross margin in fiscal 2004 would have declined compared to fiscal 2003. This decline was most pronounced in the Americas due to the highly competitive pricing environment and our desire to maintain, and in some cases, increase our market share.

SG&A as a percentage of net sales increased to 4.67% in fiscal 2004, compared to 3.89% in fiscal 2003. This increase is primarily attributable to the higher cost structure of Azlan and the impact of EITF Issue No. 02-16. Excluding these impacts, our SG&A as a percentage of net sales would have been roughly flat on a year-over-year basis, as we responded to the decrease in net sales on a local currency basis with improvements to the productivity and efficiency of our operations.

Operating income as a percentage of net sales (“operating margin”) was .95% of net sales, or 95 basis points, during fiscal 2004, compared to a negative 70 basis points during fiscal 2003. Fiscal 2004 and 2003 included special charges which reduced operating income by two basis points and 209 basis points, respectively. Excluding the impact of these special charges, operating margin declined by 42 basis points during fiscal 2004 compared to 2003. This decline is largely the result of the pricing pressure we saw in the Americas, where operating margins decreased to 1.54% of net sales in fiscal 2004, compared to 1.90% in 2003. In Europe, operating margins were adversely affected by competitive pricing in the region, although not as intense as that seen in the Americas, and incremental costs incurred during fiscal 2004 for employee severance costs and the harmonization and upgrade of our European systems infrastructure.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	Percentage of Net Sales
	Year ended January 31,
	2004	2003	2002
Americas	45.04%	52.98%	57.94%
Europe	54.96	47.02	42.06

Net sales	100.00	100.00	100.00
Cost of products sold	94.36	94.72	94.60

Gross profit	5.64	5.28	5.40
Selling, general and administrative expenses	4.67	3.89	3.94
Special charges	0.02	2.09	0.16

Operating income (loss)	0.95	(0.70)	1.30
Loss on disposition of subsidiaries, net	—	0.03	—
Interest expense	0.13	0.22	0.39
Interest income	(0.04)	(0.07)	(0.07)
Net foreign currency exchange gain	(0.01)	(0.04)	—

Income (loss) before income taxes	0.87	(0.84)	0.98
Provision for income taxes	0.27	0.43	0.34

Net income (loss)	0.60%	(1.27)%	0.64%

Non-GAAP Financial Information

The following reconciliation details the adjustments between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding special charges, the loss on disposition of subsidiaries and related tax effects (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP (amounts in thousands except per share amounts).

	For the year ended January 31, 2004				For the year ended January 31, 2003
	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges and Loss on Dispositions		Non-GAAP Financial Measures
Net sales	$17,406,340	$—		$17,406,340	$15,738,945	$—		$15,738,945
Cost of products sold	16,424,694	—		16,424,694	14,907,187	—		14,907,187

Gross profit	981,646	—		981,646	831,758	—		831,758
Selling general and administrative expenses	812,965	—		812,965	612,728	—		612,728
Special charges	3,065	(3,065	)(1)	—	328,872	(328,872	)(2)	—

Operating income (loss)	165,616	3,065		168,681	(109,842)	328,872		219,030
Loss on disposition of subsidiaries, net	—	—		—	5,745	(5,745	)(3)	—
Interest expense	23,217	—		23,217	35,433	—		35,433
Interest income	(6,651)	—		(6,651)	(11,388)	—		(11,388)
Net foreign currency exchange gain	(1,893)	—		(1,893)	(6,942)	—		(6,942)

Income (loss) before income taxes	150,943	3,065		154,008	(132,690)	334,617		201,927
Provision for income taxes	46,796	1,073	(4)	47,869	67,128	(1,537	)(4)	65,591

Net income (loss)	$104,147	$1,992		$106,139	$(199,818)	$336,154		$136,336

Net income (loss) per common share – diluted	$1.81			$1.85	$(3.55)			$2.35

Weighted average common shares outstanding – diluted	57,501			57,501	56,256 (5)			61,743

(1)	Special charge recorded in fiscal 2004 related to the closure of the Company’s U.S. education business.
(2)	Goodwill impairment recorded in fiscal 2003.
(3)	Loss on sale of Argentina offset by the gain on liquidation of a European financing subsidiary.
(4)	Tax effect of “non-GAAP” adjustments.
(5)	See Note 1 of Notes to Consolidated Financial Statements for shares excluded from the EPS calculation due to their anti-dilutive effect.

Net Sales

The following table represents our net sales by geographic segment:

	Year ended January 31,
	2004	% Change	2003	% Change	2002
Net Sales:
Americas	$7,839,425	(6.0)%	$8,337,796	(16.3)%	$9,964,260
Europe	9,566,915	29.3	7,401,149	2.3	7,233,251

Total	$17,406,340	10.6	$15,738,945	(8.5)	$17,197,511

Our net sales within the Americas declined on a year-over-year basis during fiscal 2004 and 2003. The vast majority of these declines took place within the United States, where our performance was adversely affected by the general economic slowdown, the effect of highly competitive market conditions within the distribution industry and the direct sales efforts of certain vendors, primarily HP.

Our net sales within Europe increased on a year-over-year basis during fiscal 2004 and 2003. During fiscal 2004, this increase was primarily driven by the inclusion of Azlan, which was acquired in March 2003, and the stronger euro versus the U.S. dollar. Our “legacy” European operations (i.e., excluding Azlan) experienced a slight year-over-year decrease in net sales on a local currency basis during fiscal 2004.

Our year-over-year decline in net sales during fiscal 2004 in our legacy European operations on a local currency basis is primarily due to the impact of lower demand for technology products and services during the first half of this year and our exit last year from certain markets in Europe, more than offsetting the positive growth we saw during the second half of fiscal 2004, as further discussed below. Our year-over-year decline in net sales during fiscal 2003 was primarily attributed to the general slowdown of the IT industry during the period.

During the second semester of fiscal 2004, we began to see an improvement in sales performance on a local currency basis within both regions, and, in fact, experienced positive sales growth on a year-over-year basis, with the Americas growing approximately 1.5% during the second semester while our legacy European operations experienced sales growth in the mid-single digits on a percentage basis in local currency. This positive growth can be attributed to an improvement in general market demand during the second half of fiscal 2004 in both regions and our desire to maintain and, in some cases, increase our market share position with certain customers and/or vendors, while still achieving acceptable profit margins.

Gross Profit

Our consolidated gross margin increased 36 basis points in fiscal 2004 compared to the prior year, after declining by 12 basis points during fiscal 2003, compared to fiscal 2002. The increase in gross margin during fiscal 2004 is largely the result of the inclusion of the operating results of Azlan (which realize higher gross margins than our legacy operations) and the impact of our adoption of EITF Issue No. 02-16 as discussed below, offset by declining product gross margins in our legacy operations. Our legacy operations experienced a year-over-year decline in gross margins due to the highly competitive pricing environment during the period, especially in the Americas, and our desire to maintain or, in some cases, increase our market share position, as previously discussed above. In addition, as we analyzed business opportunities, our low cost structure allowed us to realize, in many cases, acceptable operating profits in spite of lower gross margins. The 12 basis point decrease in gross margin during fiscal 2003, as compared to fiscal 2002, was due to our European operations, which saw generally greater competitive margin pressures in an attempt to maintain market share.

Gross margin within both operating segments for fiscal year 2004 includes a reclassification pursuant to EITF Issue No. 02-16. EITF Issue No. 02-16 requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. The new guidance was applicable to vendor arrangements entered into or modified subsequent to December 31, 2002. As a result of implementing EITF Issue No. 02-16, for fiscal year 2004, we reclassified approximately $51.6 million (.30% of net sales) from selling, general and administrative expenses with $45.3 million (.26% of net sales) recorded as a reduction of cost of goods sold and the remaining $6.3 million (.04% of net sales) recorded as deferred revenue (offsetting inventory on the balance sheet) pending sale of the related inventory. During the fourth quarter of fiscal 2004, which represents the first quarter where EITF Issue No. 02-16 was applicable to all our vendor arrangements, we reclassified approximately $21.7 million (.44% of net sales) from selling, general and administrative expenses with $19.7 million (.40% of net sales) recorded as a reduction of cost of goods sold and the remaining $2.0 million (.04% of net sales) recorded as deferred revenue. Going forward, we do not expect there to be material deviations in the deferred revenue balance, however, the actual deferred revenue amounts recorded will be based on the nature and amount of vendor funding received and related quarter-end inventory levels. Similarly, to the extent there are no material changes to our future vendor agreements, of which no assurance can be made, we would expect the relative impact on gross margin and selling, general and administrative expenses in future quarters to be in the range of that experienced during the fourth quarter of fiscal 2004.

Operating Expenses

Selling, general and administrative expenses

During fiscal 2004, SG&A increased by 32.7%, or $200.2 million from the prior year.

Similar to the increase in net sales and gross profit, the increase in SG&A for fiscal year 2004 can be attributed primarily to the inclusion of the results from Azlan, the strengthening of the euro against the U.S. dollar, and our adoption of EITF Issue No. 02-16. Also impacting our SG&A this year are the project and operating costs we have incurred for the harmonization and upgrade of our European systems infrastructure. Such costs expensed during fiscal 2004 approximated $24.2 million compared to $9.0 million in the prior year. Excluding the above factors, SG&A incurred by our legacy operations actually declined year-over-year on a local currency basis. This SG&A performance would have been more favorable had we not incurred charges this year associated with workforce reductions in excess of the amount incurred in the prior year.

During fiscal 2003, SG&A decreased by 9.6% or $65.2 million from the prior year. On a relative basis, SG&A decreased five basis points to 3.89% of net sales compared to 3.94% in fiscal 2002. Included in the $65.2 million in cost reductions are $8.6 million related to the elimination of goodwill amortization, as required by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, “Goodwill and Other Intangible Assets”. However, this reduction was offset almost entirely by the approximate $9.0 million that we expensed on harmonizing and upgrading our European systems infrastructure during fiscal 2003.

We achieved the SG&A performance described above through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a highly variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs. As an example, during the economic downturn, we have managed our total headcount within our legacy operations down by over 30% from the fourth quarter of fiscal 2001, most of which came from general attrition. Likewise, we dramatically cut back on and continue to closely monitor discretionary expenses such as travel-related costs, consulting and supplies.

Special Charges

During fiscal 2004, we incurred special charges of $3.1 million, or .02% of net sales, related to the closure of our education business in the United States and the restructuring of this business to a more variable cost-based, outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

During fiscal 2003, operating income was negatively affected by a $328.9 million impairment to goodwill resulting from the application of SFAS No. 142. SFAS No. 142 revised the standards of accounting for goodwill by replacing the amortization of these assets with the requirement that they be reviewed annually for impairment, or more frequently if impairment indicators arise. During the fourth quarter of fiscal 2003, we performed our annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the determination that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003. In performing the annual test for goodwill impairment for fiscal 2004 and fiscal 2002, we determined there was no impairment.

During fiscal 2002, we incurred special charges of $27.0 million. These special charges related to the recording of: a) the write-off of previously capitalized software costs ($20.1 million); b) the impairment of certain Internet-related investments ($5.4 million) and; c) the write-off of development costs associated with a new German logistics center ($1.5 million), the construction of which has been indefinitely deferred. The remaining Internet-related investment had a carrying value of approximately $2.4 million at January 31, 2004 and 2003. Investments in these types of technologies are inherently risky and we could lose the remainder of our investment.

Loss on Disposition of Subsidiaries

During fiscal 2003, as a result of currency-related issues, political instability and continued economic concerns in the country, we decided to sell our operations in Argentina to local management. In addition, during the fourth quarter of fiscal 2003, we liquidated one of our European financing subsidiaries. With respect to the Argentina transaction, we recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

There were no significant gains or losses resulting from dispositions of subsidiaries during fiscal 2004 and 2002.

Interest Expense, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 34.5% to $23.2 million in fiscal 2004 from $35.4 million in fiscal 2003. As more fully described below, we redeemed our $300.0 million, 5% convertible subordinated debentures during the fourth quarter of fiscal 2003. The debt instruments we utilized during fiscal 2004 were at lower interest rates as compared to the redeemed debentures, and accordingly, resulted in significantly lower interest expense. Interest income decreased 41.6% to $6.7 million in fiscal 2004 from $11.4 million in fiscal 2003. This reduction was primarily due to the use of excess cash to reduce debt and to fund a portion of the Azlan acquisition in March 2003.

Interest expense decreased 46.9% to $35.4 million in fiscal 2003 from $66.7 million in fiscal 2002. This decrease was the result of a significant reduction in our average outstanding indebtedness and a decline in our interest rates. The decrease in fiscal 2003 was slightly offset as a result of a $3.0 million premium payment related to the redemption of our $300.0 million, 5% convertible subordinated debentures on December 12, 2002. The debentures, scheduled to mature on July 1, 2003, were redeemed at a price of 101% or $303.0 million. This redemption allowed us to take advantage of the current lower interest rate environment. Interest income remained relatively flat at $11.4 million, increasing less than 1.0% over fiscal 2002.

We realized net foreign currency exchange gains of $1.9 million, $6.9 million and $0.1 million during the fiscal years ended January 31, 2004, 2003, and 2002, respectively. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 31.0% in fiscal 2004 compared to 50.6% in fiscal 2003. The change in effective tax rate is primarily due to non-deductible special charges recognized during fiscal 2003. Due to a decrease in our taxable income before special charges, the provision for income taxes decreased 30.3% to $46.8 million in fiscal 2004 as compared to $67.1 million in fiscal 2003.

Our effective tax rate was 50.6% in fiscal 2003 compared to 34.0% in fiscal 2002 with the change again being primarily due to non-deductible charges recognized in fiscal 2003. The provision for income taxes increased 17.6% to $67.1 million in fiscal 2003 from $57.1 million in fiscal 2002. This tax increase was primarily due to an increase in fiscal 2003 taxable income as compared to fiscal 2002.

The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At January 31, 2004, the Company believes it has appropriately accrued for probable income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income increased to $104.1 million in fiscal 2004, or $1.81 per diluted share, compared to a net loss of ($199.8) million, or ($3.55) per diluted share in fiscal 2003. Excluding special charges and the loss on disposition of subsidiaries, net income decreased to $106.1 million, or $1.85 per diluted share in fiscal 2004 compared to $2.35 per diluted share in fiscal 2003.

As a result of the factors described above, net income decreased to a net loss of ($199.8) million in fiscal 2003, or ($3.55) per diluted share, compared to net income of $110.8 million, or $1.98 per diluted share in fiscal 2002. As discussed above, special charges and the loss on disposition of subsidiaries incurred during fiscal 2003 had the impact of reducing our diluted earnings per share by $5.90 per share. Special charges incurred during fiscal 2002 had the impact of reducing our diluted earnings per share by $.29 per share.

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

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, personnel funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad hoc basis to support specific programs mutually developed with the vendor.

We have historically recorded unrestricted volume rebates and early payment discounts received from vendors as a reduction of inventory and recognized the incentives as a reduction of cost of products sold when the related inventory was sold. With the implementation of EITF Issue No. 02-16, such treatment is also applicable for all other incentives we receive from vendors, such as cooperative advertising allowances and personnel funding. The impact of the implementation of EITF Issue No. 02-16 is discussed within the Results of Operations section of this document.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed annually for impairment. Goodwill may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified.

We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs and purchased intangibles, as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified.

Deferred Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the $11.2 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

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

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during our fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. See Note 13 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Net cash provided by operating activities of $303.2 million in fiscal 2004 was primarily attributable to net income adjusted for non-cash charges and the positive effect of our focus on working capital management. One outcome of our working capital management was the reduction of our owned inventory levels (the percentage of inventory not financed by vendors) to a negative 24% at the end of fiscal 2004, meaning our accounts payable balances exceeded our inventory balances by 24%. This compares to a negative owned inventory of 8% at the end of fiscal 2003. We also monitor our cash conversion cycle or net cash days, defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days purchases outstanding in accounts payable (“DPO”) as a key indicator of our working capital management. At the end of fiscal 2004, our net cash days were 32.9 days compared to 37.1 days at the end of fiscal 2003. DSO is calculated as quarter end accounts receivable divided by average daily net sales during the quarter. DOS is calculated as quarter end inventory divided by average daily cost of goods sold during the quarter. DPO is calculated as quarter end accounts payable divided by average daily cost of goods sold during the quarter.

Net cash used in investing activities of $251.5 million during fiscal 2004 was primarily attributable to the acquisition of Azlan and the continued investment related to the expansion of our management information systems, office facilities and equipment for our logistics centers, which included $18.3 million in capitalized costs related to harmonizing and upgrading our European systems infrastructure. We expect to make capital expenditures of approximately $55.0 - $60.0 million during fiscal 2005 to further expand or upgrade our IT systems, logistics centers and office facilities, which include approximately $14.0 - $18.0 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $110.7 million during fiscal 2004 reflects the use of cash to pay down our revolving credit facilities partially offset by the proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan.

As of January 31, 2004, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 2.60% at January 31, 2004) under this facility at the applicable eurocurrency rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2004, which we intend to renew. We pay interest (average rate of 1.73% at January 31, 2004) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $598.7 million (average interest rate on borrowings was 3.11% at January 31, 2004).

The aforementioned credit facilities total approximately $1.2 billion, of which $80.2 million was outstanding at January 31, 2004. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of January 31, 2004. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within our covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of January 31, 2004, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $675 million. In addition, at January 31, 2004, we had issued standby letters of credit of $28.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of our credit facilities, see Note 5 of Notes to Consolidated Financial Statements.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into our common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of our common stock. Holders have the option to require us to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although it is our intention to use cash to satisfy any debentures submitted for repurchase, we have the option to satisfy such repurchases in either cash and/or our common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at our option at any time on or after December 20, 2005. We will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

In December 2002, the Company redeemed $300.0 million, 5% convertible subordinated debentures at a price of 101%, or $303.0 million, plus interest accrued to the redemption date. The redemption was funded through a combination of cash on hand and borrowings under the Company’s revolving credit loans. Unamortized deferred debt issuance costs associated with the issuance of the debentures were not significant.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2004, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

Our balance sheet at January 31, 2004 was one of the strongest in our history as evidenced by a senior debt to capital ratio of five percent and a total debt to capital ratio of 19%. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Contractual Obligations

Principal maturities of long-term debt and amounts due under future minimum lease payments are as follows:

	Operating Leases	Capital Leases	Long- Term Debt	Total
	(In thousands)
Fiscal year:
2005	$63,954	$2,580	$7,792	$74,326
2006	56,455	2,580	—	59,035
2007	44,945	2,580	—	47,525
2008	38,820	2,580	—	41,400
2009	27,490	1,794	—	29,284
Thereafter	123,639	13,270	290,000	426,909

Total payments	355,303	25,384	297,792	678,479
Less amounts representing interest	—	(5,984)	—	(5,984)

Total principal payments	$355,303	$19,400	$297,792	$672,495

        Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Tech Data and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the aforementioned credit facilities. The amount funded under the Restructured Lease is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of January 31, 2004, we were in compliance with all such covenants.

The Restructured Lease is fully funded at January 31, 2004, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at January 31, 2004 was approximately $19.5 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” requires us to evaluate whether an entity with which we are involved meets the criteria of a VIE and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of our synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of January 31, 2004 and 2003, the aggregate amount of guarantees under these arrangements totaled approximately $18.6 million and $21.8 million, respectively, of which approximately $12.5 million and $10.9 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease.

The Company sold trade receivables to a financial institution, amounting to approximately $33.6 million in January 2004. The transaction was accounted for as a sale and accordingly, has been excluded from the Consolidated Balance Sheet. Given these receivables were sold with recourse, the Company has considered the risk of loss associated with these receivables within its assessment of the adequacy of its allowance for doubtful accounts at January 31, 2004.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in the European Union (“EU”) vary by country, the vast majority of customers in the EU are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

Deferred Tax Assets

Deferred tax assets have been recorded for net operating loss carryforwards and other deductible temporary differences. Our deferred tax assets relate to subsidiary operations located in different countries with separate taxing jurisdictions. Although aggregate foreign operations generate pre-tax income, certain subsidiaries have a history of net operating losses.

The net change in the deferred income tax valuation allowance was an increase of $33.3 million at January 31, 2004 with approximately $11.2 million of this increase being associated with the acquisition of Azlan. To the extent the Azlan acquisition-related deferred tax assets are realized in future periods, such benefit would be recorded as a reduction in goodwill.

The deferred tax valuation allowance at January 31, 2004 primarily relates to foreign net operating loss carryforwards of $323.1 million. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2005 through 2014. We evaluate a variety of factors in determining the realizability of deferred tax assets including the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent and feasible tax planning strategies.

Acquisitions

Effective March 31, 2003, we completed the acquisition of Azlan, a European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling ($224.4 million), which we funded from our existing credit facilities. We subsequently incurred acquisition-related expenses of approximately $2.6 million for a total purchase price of $227.0 million.

The Azlan acquisition strengthened our position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in our consolidated financial statements since the date of acquisition. See also Note 2 in Notes to Consolidated Financial Statements.

ITEM 7a. Qualitative and Quantitative Disclosures About Market Risk

As a large international organization, we face exposure to adverse movements in foreign currency exchange rates. With our acquisition of Azlan and the sales performance this past year in Europe, the percentage of our business with exposure to currency risk is increasing. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. Our primary exposure relates to transactions in Europe, Canada, and Latin America, where the currency collected from customers is different from the currency used to purchase the product. In addition, we have foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes. Foreign exchange risk is managed by using foreign currency forward, option and swap contracts to hedge intercompany loans, trade receivables and payables.

We have elected not to designate our foreign currency contracts as hedging instruments, and they are therefore marked-to-market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Danish krone, euros, Swedish krona and Swiss franc.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 31, 2004 and 2003. The information is provided in United States dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

Foreign Currency Contracts

Notional Amounts by Expected Maturity

Average Forward Foreign Currency Exchange Rate

(Dollar amounts in millions, except weighted average contract rates)

	January 31, 2004			January 31, 2003
	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
United States Dollar Functional Currency
Forward Contracts—Purchase United States Dollar
Euro	$16.08	1.235	$(0.05)	$147.69	1.070	$(0.30)
Swiss Franc	1.37	1.258	—	17.56	1.424	(0.74)
Swedish Krona	—	—	—	20.50	8.538	0.20
Danish Krone	1.71	6.030	(0.02)	13.13	6.855	0.15
Polish Zloty	—	—	—	5.12	3.905	(0.09)
British Pound	125.72	1.771	(3.43)	—	—	—
Forward Contracts—Sell United States Dollar
Canadian Dollar	$—	—	$—	$61.86	1.541	$0.84
Euro	36.37	1.239	0.19	10.65	1.065	0.07
British Pound	54.28	1.759	1.81	32.29	1.615	0.55
Miscellaneous other currencies	5.04	—	(0.02)	—	—	—
Forward Contracts—Purchase British Pound
Euro	$91.61	1.431	$1.85	$—	—	$—
Swiss Franc	6.97	2.266	0.07	—	—	—
Danish Krone	13.66	10.785	0.13	—	—	—
Miscellaneous other currencies	25.49	—	0.62	—	—	—
Forward Contracts—Sell British Pound
Euro	$14.59	1.437	$(0.22)	$—	—	$—
Miscellaneous other currencies	9.89	—	(0.23)	—	—	—

Euro Functional Currency
Forward Contracts—Purchase United States Dollar
Euro	$—	—	$—	$37.88	1.049	$(0.84)
Forward Contracts—Purchase Euro
United States Dollar	$67.02	1.252	$(0.30)	$7.24	1.064	$0.06
British Pound	10.59	1.429	(0.24)	11.81	1.532	—
Swiss Franc	41.09	1.552	0.33	—	—	—
Canadian Dollar	14.42	1.651	0.01	—	—	—
Miscellaneous other currencies	23.30	—	0.36	10.27	—	0.03
Forward Contracts—Sell Euro
United States Dollar	$39.02	1.247	$0.06	$—	—	$—
British Pound	45.60	1.579	(0.04)	—	—	—
Danish Krone	23.48	7.452	—	—	—	—
Swedish Krona	20.45	9.150	0.20	—	—	—
Forward Contracts—Sell GBP
United States Dollar	$75.46	1.759	$(2.53)	$—	—	$—

Purchased Call Options—Purchase United States Dollar
Euro	$2.07	1.199	$0.02	$4.15	1.059	$0.01
Swiss Franc	—	—	—	1.00	1.390	—
Purchased Call Options—Purchase Euro
Swiss Franc	$3.74	1.570	$—	$—	—	$—
Purchased Put Options—Purchase United States Dollar
Euro	$—	—	$—	$7.51	1.074	$0.10
Sold Call Options—Sell United States Dollar
Euro	$1.03	1.208	$(0.03)	$8.45	1.576	(0.02)
Sold Put Options—Sell United States Dollar
Euro	$—	—	$—	$3.07	1.054	$(0.08)
Swiss Franc	3.69	1.549	—	1.00	1.360	(0.01)

Other Miscellaneous Functional Currencies
Forward Contracts—Purchase United States Dollar
British Pound	$2.67	1.780	$(0.06)	$16.09	1.635	$(0.04)
Canadian Dollar	11.15	1.315	0.09	14.37	1.537	(0.12)
Miscellaneous other currencies	7.41	—	0.21	9.29	—	0.03
Forward Contracts—Purchase Euro
British Pound	$8.85	1.422	$(0.23)	$20.57	1.527	$(0.05)
Miscellaneous other currencies	3.83	—	0.02	6.28	—	0.01
Forward Contracts—Sell United States Dollar
Canadian Dollar	$2.40	1.325	$—	$—	—	$—

We are exposed to changes in interest rates primarily as a result of our short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2004 and January 31, 2003, approximately 80% and 63%, respectively, of the outstanding debt had fixed interest rates (through the terms of such debt or through interest rate swap agreements). We finance working capital needs through bank loans, convertible subordinated debt and our accounts receivable securitization program. Interest rate swaps are used to hedge the interest rate risks of the underlying debt obligations.

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

Debt and Interest Rate Contracts as of January 31, 2004

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,				Thereafter	Total	Fair Market Value January 31, 2004
	2005	2006	2007	2008
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—Revolving Credit
Variable rate debt	$8.2	—	—	—	—	$8.2	$8.2
Average interest rate	1.73%	—	—	—	—
U.S. dollar denominated long-term debt (including current portion)
Fixed rate debt	$7.79	—	—	—	$290.0	$297.8	$316.56
Average interest rate	10.25%	—	—	—	2.0%

Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$55.2	—	—	—	—	$55.2	$55.2
Average interest rate	2.67%	—	—	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.47	$1.55	$1.64	$1.74	$13.00	$19.40	$19.40
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%

Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—Revolving Credit
Variable rate debt	$16.8	—	—	—	—	$16.8	$16.8
Average interest rate	4.56%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2003

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,				Thereafter	Total	Fair Market Value January 31, 2003
	2004	2005	2006	2007
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—Revolving Credit
Variable rate debt	$173.56	—	—	—	—	$173.56	$173.56
Average interest rate	2.36%	—	—	—	—
U.S. dollar denominated long-term debt (including current portion)
Fixed rate debt	$0.21	$7.79	—	—	$290.00	$298.00	$268.90
Average interest rate	10.25%	10.25%	—	—	2.00%

Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$12.45	—	—	—	—	$12.45	$12.45
Average interest rate	3.49%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.19	$1.26	$1.34	$1.42	$12.69	$17.90	$17.90
Average interest rate	5.92%	5.92%	5.92%	5.92%	5.92%
Purchased Interest Rate Caps
Euro
Notional amount	$9.32	—	—	—	—	$9.32	$—
Average strike rate	6.00%	—	—	—	—
Forward rate	2.70%	—	—	—	—
Sold Interest Rate Floors
Euro
Notional amount	$9.32	—	—	—	—	$9.32	$(0.02)
Average strike rate	4.00%	—	—	—	—
Forward rate	2.70%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2003

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,				Thereafter	Total	Fair Market Value January 31, 2003
	2004	2005	2006	2007
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—Revolving Credit
Variable rate debt	$2.30	—	—	—	—	$2.30	$2.30
Average interest rate	9.53%	—	—	—	—
Purchased Interest Rate Caps
Swiss Franc
Notional amount	$7.31	—	—	—	—	$7.31	$—
Average strike rate	4.50%	—	—	—	—
Forward rate	0.60%	—	—	—	—
Sold Interest Rate Floors
Swiss Franc
Notional amount	$7.31	—	—	—	—	$7.31	$(0.13)
Average strike rate	3.40%	—	—	—	—
Forward rate	0.60%	—	—	—	—

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

/s/ STEVEN A. RAYMUND	/s/ JEFFERY P. HOWELLS
Steven A. Raymund Chairman of the Board of Directors and Chief Executive Officer	Jeffery P. Howells Executive Vice President and Chief Financial Officer

March 4, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” effective January 1, 2003. In addition, as described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective February 1, 2002.

/S/ ERNST & YOUNG LLP

Tampa, Florida

March 4, 2004

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$108,801	$157,191
Accounts receivable, less allowance of $74,556 and $60,307	2,111,384	1,714,902
Inventories	1,330,081	997,875
Prepaid and other assets	130,038	108,150

Total current assets	3,680,304	2,978,118
Property and equipment, net	157,054	136,689
Goodwill	141,238	2,966
Other assets, net	189,290	130,245

Total assets	$4,167,886	$3,248,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$80,221	$188,309
Accounts payable	1,646,125	1,073,357
Accrued expenses	428,526	317,169

Total current liabilities	2,154,872	1,578,835
Long-term debt	307,934	314,498
Other long-term liabilities	46,591	16,155

Total liabilities	2,509,397	1,909,488

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 57,717,407 and 56,483,572 issued and outstanding	87	85
Additional paid-in capital	686,092	652,928
Retained earnings	749,337	645,190
Accumulated other comprehensive income	222,973	40,327

Total shareholders’ equity	1,658,489	1,338,530

Total liabilities and shareholders’ equity	$4,167,886	$3,248,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year ended January 31,
	2004	2003	2002
Net sales	$17,406,340	$15,738,945	$17,197,511
Cost of products sold	16,424,694	14,907,187	16,269,481

Gross profit	981,646	831,758	928,030
Selling, general and administrative expenses	812,965	612,728	677,914
Special charges	3,065	328,872	27,000

Operating income (loss)	165,616	(109,842)	223,116
Loss on disposition of subsidiaries, net	—	5,745	—
Interest expense	23,217	35,433	66,733
Interest income	(6,651)	(11,388)	(11,314)
Net foreign currency exchange gain	(1,893)	(6,942)	(143)

Income (loss) before income taxes	150,943	(132,690)	167,840
Provision for income taxes	46,796	67,128	57,063

Net income (loss)	$104,147	$(199,818)	$110,777

Net income (loss) per common share:
Basic	$1.83	$(3.55)	$2.04

Diluted	$1.81	$(3.55)	$1.98

Weighted average common shares outstanding:
Basic	56,838	56,256	54,407

Diluted	57,501	56,256	60,963

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 31, 2001	227	$5	53,796	$81	$575,223	$734,231	$(114,226)	$1,195,314
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $7,022	—	—	1,465	2	43,452	—	—	43,454
Exchange of preferred to common shares (Note 9)	(227)	(5)	193	—	5	—	—	—
Comprehensive income (loss)	—	—	—	—	—	110,777	(89,612)	21,165

Balance—January 31, 2002	—	—	55,454	83	618,680	845,008	(203,838)	1,259,933
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $5,663	—	—	1,030	2	34,248	—	—	34,250
Comprehensive income (loss)	—	—	—	—	—	(199,818)	244,165	44,347

Balance—January 31, 2003	—	—	56,484	85	652,928	645,190	40,327	1,338,530
Issuance of common stock for benefit plans and stock options exercised including related tax benefit of $4,343	—	—	1,233	2	33,164	—	—	33,166
Comprehensive income	—	—	—	—	—	104,147	182,646	286,793

Balance—January 31, 2004	—	$—	57,717	$87	$686,092	$749,337	$222,973	$1,658,489

(a)	The Company’s other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2004	2003	2002
Cash flows from operating activities:
Cash received from customers	$17,390,674	$15,897,728	$17,511,511
Cash paid to suppliers and employees	(17,027,162)	(15,685,447)	(16,406,265)
Interest paid	(17,045)	(25,421)	(55,871)
Income taxes paid	(43,233)	(61,811)	(72,745)

Net cash provided by operating activities	303,234	125,049	976,630

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(203,010)	(1,125)	(183)
Disposition of subsidiaries, net of cash sold	—	(2,289)	—
Proceeds from sale of property and equipment	4,484	—	—
Expenditures for property and equipment	(31,278)	(26,276)	(28,466)
Software development costs	(21,714)	(32,862)	(20,719)

Net cash used in investing activities	(251,518)	(62,552)	(49,368)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	28,823	28,587	36,432
Net borrowings (repayments) on revolving credit loans	(138,039)	91,306	(1,118,167)
Proceeds from issuance of long-term debt, net of expense	—	—	284,200
Principal payments on long-term debt	(1,492)	(301,227)	(634)

Net cash used in financing activities	(110,708)	(181,334)	(798,169)

Effect of exchange rate changes on cash	10,602	18,101	(10,091)

Net (decrease) increase in cash and cash equivalents	(48,390)	(100,736)	119,002
Cash and cash equivalents at beginning of year	157,191	257,927	138,925

Cash and cash equivalents at end of year	$108,801	$157,191	$257,927

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$104,147	$(199,818)	$110,777

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,084	49,849	63,488
Provision for losses on accounts receivable	29,214	31,243	40,764
Non-cash special charges	—	328,872	27,000
Loss on disposition of subsidiaries	—	5,745	—
Deferred income taxes	7,369	17,453	(11,848)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,699)	159,256	314,000
Inventories	(140,203)	26,881	702,219
Prepaid and other assets	14,713	(18,256)	(6,248)
Accounts payable	300,350	(239,059)	(264,722)
Accrued expenses	(51,741)	(37,117)	1,200

Total adjustments	199,087	324,867	865,853

Net cash provided by operating activities	$303,234	$125,049	$976,630

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company and its subsidiaries distribute to approximately 80 countries and serve resellers in the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East.

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

Service revenue associated with configuration services or build to order computers is recognized when the work is complete and all obligations are substantially met. Service revenues have represented less than 10% of total net sales for fiscal 2004, 2003, and 2002. Shipping revenue is included in net sales and related costs are included in the cost of products sold.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our financial results.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated economic lives (or lease period if shorter) using the straight-line method as follows:

Years
Buildings and improvements	15 -39
Leasehold improvements	3 -5
Furniture, fixtures and equipment	3 -10

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

Investments in Equity Securities

The Company’s investment in equity securities ($2.4 million at January 31, 2004 and 2003) is monitored for impairment on a periodic basis. The holding is inherently risky because this company is a privately-held emerging technology entity whose products or technologies are still in the early stages of development, and which may never become successful. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company’s industry and the company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill

Prior to fiscal 2003, goodwill had been amortized on a straight-line basis over 15 to 40 years. The adoption of Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, “Goodwill and Other Intangible Assets,” which became effective for the Company February 1, 2002, revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators arise. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. During the fourth quarters of fiscal 2004 and 2002, the Company performed its annual test of goodwill and determined there was no impairment. During the fourth quarter of fiscal 2003, when the Company performed its annual test, it was determined that due to the Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003.

Intangibles

Included within other assets at January 31, 2004 are certain intangible assets including capitalized software costs, the allocation of a portion of the purchase price of Computer 2000 AG (“Computer 2000”) to software used within the Computer 2000 entities and the value of the customer base acquired, and the allocation of a portion of the purchase price of Azlan Group PLC (“Azlan”), as further discussed in Note 2, to the value of the customer base acquired and the Azlan trademark. Such capitalized costs and intangibles are being amortized over three to ten years resulting in amortization expense of $17.7 million, $10.5 million, and $11.6 million in 2004, 2003, and 2002, respectively.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed, its fit in our overall strategy, and our experience with similar software. It is the Company’s policy to amortize personal computer-related software, such as spreadsheet and word processing applications, over three years, which reflects the rapid changes in personal computer software. Mainframe software licenses are amortized over five years, which is in line with the longer economic life of mainframe systems compared to personal computer systems. Finally, strategic applications such as customer relationship management and enterprise-wide systems are amortized over seven to ten years based on their strategic fit and the Company’s historical experience with such applications.

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, the Company does warrant services with regard to products integrated for its customers. In several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. To date, the Company has not incurred any significant costs for defective products under these legal requirements. When sold and shipped, revenue for the configuration and assembly fees is recognized. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal 2004, 2003, and 2002.

Income Taxes

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments, since such amounts are expected to be reinvested indefinitely.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

No single customer accounted for more than five percent of the Company’s net sales during fiscal 2004, 2003, or 2002. With the acquisition of Compaq Computer Corporation (“Compaq”) by Hewlett-Packard Company (“HP”) in May 2002, sales of products sourced from the combined HP/Compaq entity accounted for 32%, 33%, and 38% of net sales in fiscal 2004, 2003, and 2002, respectively. Microsoft software accounted for 10% of net sales in fiscal 2003. There were no other vendors that accounted for greater than 10% of net sales in fiscal 2004, 2003, and 2002.

Foreign Currency Translation

Income and expense accounts of foreign operations are translated at the weighted average exchange rates during the year. Assets, including goodwill, and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity (in the cumulative foreign currency translation adjustment account or “CTA”). The Company’s balance of deferred income taxes in the CTA account was $28.6 million and $23.0 million for the fiscal years ended January 31, 2004 and 2003, respectively.

Derivative Financial Instruments

The Company operates internationally with logistics facilities in various locations around the world. The Company reduces its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. The market risk related to the foreign exchange agreements is offset by changes in the valuation of the underlying items being hedged. The majority of the Company’s derivative financial instruments have terms of 90 days or less. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in income in the period in which their value changes. Gains and losses resulting from effective accounting hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

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

The Company’s derivative financial instruments outstanding at January 31, 2004 and 2003 are as follows:

	January 31, 2004		January 31, 2003
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$799,522	$(1,416)	$442,592	$(239)
Foreign currency options	5,809	(11)	12,662	(4)
Interest rate swaps	—	—	16,626	(151)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $308.8 million and $260.9 million at January 31, 2004 and 2003, respectively, based upon available market information.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Comprehensive income, net of taxes, for the years ended January 31, 2004, 2003, and 2002 is as follows (in thousands):

	Year ended January 31,
	2004	2003	2002
Comprehensive income:
Net income (loss)	$104,147	$(199,818)	$110,777
Change in CTA(1)	182,646	244,165	(89,612)

Total	$286,793	$44,347	$21,165

(1)	Net of income taxes of $5.6 million and $2.9 million for the fiscal years ended January 31, 2004 and 2002, respectively. There was no income tax effect in fiscal 2003.

Stock-Based Compensation

At January 31, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 8. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

	Year ended January 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss), as reported	$104,147	$(199,818)	$110,777
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21,231)	(28,077)	(20,798)

Pro forma net income (loss)	$82,916	$(227,895)	$89,979

Earnings per share:
Basic—as reported	$1.83	$(3.55)	$2.04

Basic—pro forma	$1.46	$(4.05)	$1.65

Diluted—as reported	$1.81	$(3.55)	$1.98

Diluted—pro forma	$1.44	$(4.05)	$1.64

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

	Year ended January 31, 2004			Year ended January 31, 2003			Year ended January 31, 2002
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Net income (loss) per common share—Basic	$104,147	56,838	$1.83	$(199,818)	56,256	$(3.55)	$110,777	54,407	$2.04

Effect of dilutive securities:
Stock options	—	663		—	—		—	1,223
5% convertible subordinated notes	—			—	—		9,900	5,333

Net income (loss) per common share—Diluted	$104,147	57,501	$1.81	$(199,818)	56,256	$(3.55)	$120,677	60,963	$1.98

At January 31, 2004, 2003, and 2002, there were 2,445,046, 2,529,590, and 83,045 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Cash Management System

Under the Company’s cash management system, disbursements cleared by the bank are reimbursed on a daily basis from the revolving credit loans. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $109.1 million and $63.5 million at January 31, 2004 and 2003, respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

Non-Cash Transactions

The Company entered into a capital lease for a logistics center in Germany, which totaled $3.8 million at January 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” For variable interest entities (“VIEs”) created before February 1, 2003, the recognition and measurement provisions of FIN No. 46 were effective for the Company no later than the beginning of the third quarter of fiscal 2004, while for VIEs created after January 31, 2003, the recognition and measurement provisions of FIN No. 46 were effective immediately. In general, a VIE is any legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both. As further explained within Note 10, the

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46. The adoption of FIN No. 46 did not have a significant impact on the Company’s consolidated financial position or results of operations during the period.

In January 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 required that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. The guidance was effective for vendor arrangements entered into or modified subsequent to December 31, 2002, and required that recognition of certain consideration received from vendors be deferred until the time the inventory to which it relates is sold. As a result, approximately $51.6 million was reclassified from selling, general and administrative expenses with $45.3 million of this amount being recorded as a reduction of cost of goods sold and the remaining $6.3 million being deferred pending the sale of the related inventory. The guidance was applicable to virtually all of the Company’s vendor arrangements by the end of fiscal 2004. This guidance does not require prior periods to be adjusted.

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

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Effective March 31, 2003, Tech Data acquired all of the outstanding stock of Azlan Group PLC (“Azlan”), a European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling ($224.4 million), which the Company funded from its existing credit facilities. The Company subsequently incurred acquisition-related expenses of approximately $2.6 million for a total purchase price of $227.0 million.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. ACQUISITIONS AND DISPOSITIONS (CONT.)

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. The acquisition cost has been allocated to intangible assets, goodwill and net tangible assets based on management’s estimates in conjunction with independent appraisals. Based on this analysis and exchange rates at January 31, 2004, the Company allocated approximately $18.6 million and $7.5 million to the value of Azlan’s customer list and trademark, respectively, and $132.6 million to goodwill, representing the remainder of the excess of the purchase price over the net tangible assets acquired (see Note 4 for a roll-forward of goodwill). The Company is amortizing the customer list and trademark over seven and five years, respectively.

During fiscal 2004, the Company approved several integration and restructuring plans related to the Azlan acquisition and certain costs associated with implementing these plans have been considered as an adjustment to the net tangible assets acquired and, accordingly, included in the reported amount of goodwill above. Additional adjustments to goodwill may occur during fiscal 2005 as the Company completes the implementation of these integration plans. During the course of fiscal 2004, the Company began implementation of these plans and incurred $7.9 million of integration and restructuring costs, primarily representing employee termination benefits. As of January 31, 2004, the Company had outstanding liabilities for additional integration and restructuring costs associated with these plans as follows:

January 31, 2004
(In thousands)
Employee termination benefits	$6,600
Facility costs	14,600

Total	$21,200

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2003 (in thousands, except per share amounts):

	Three months ended January 31,		Twelve months ended January 31,
	2004	2003	2004	2003
Pro forma net sales	$4,918,729	$4,254,770	$17,579,086	$16,650,161

Pro forma net income	$38,918	$(302,581)	$105,603	$(194,939)

Earnings per common share:
Basic – pro forma	$.68	$(5.36)	$1.86	$(3.47)

Diluted – pro forma	$.67	$(5.36)	$1.84	$(3.47)

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003.

Dispositions

Tech Data sold its operations in the Baltic Region (Estonia, Latvia and Lithuania) at the end of the fourth quarter of fiscal 2004 for their approximate book value of $1.6 million.

The Company closed its operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which has been reflected in operating income during fiscal 2003.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. ACQUISITIONS AND DISPOSITIONS (CONT.)

In addition, during the fourth quarter of fiscal 2003, the Company sold its operations in Argentina to local management and liquidated one of its European financing subsidiaries. With respect to the Argentina transaction, Tech Data recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, the Company repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries during fiscal 2003.

NOTE 3. PROPERTY AND EQUIPMENT

	January 31,
	2004	2003
	(In thousands)
Land	$8,512	$8,875
Buildings and leasehold improvements	97,045	83,128
Furniture, fixtures and equipment	320,443	278,936

	426,000	370,939
Less accumulated depreciation	(268,946)	(234,250)

	$157,054	$136,689

Property and equipment includes approximately $18.1 million and $17.1 million of assets under capital leases at January 31, 2004 and 2003, respectively (see Note 6—Long-Term Debt).

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. Tech Data adopted SFAS No. 142 effective February 1, 2002, and during the first quarter of the fiscal year ended January 31, 2003, finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary. During the fourth quarter of fiscal 2003 when the Company performed its annual test, it was determined that due to the Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2004, the Company performed its annual test of goodwill and determined there was no impairment.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS (CONT.)

The following table reflects the pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on February 1, 2001 (in thousands, except per share amounts):

	Year ended January 31,
	2004	2003	2002
Net income (loss):
Reported net income (loss)	$104,147	$(199,818)	$110,777
Add: Goodwill amortization, net of tax	—	—	8,481

Pro forma net income (loss)	$104,147	$(199,818)	$119,258

Basic earnings (loss) per share:
As reported	$1.83	$(3.55)	$2.04

Pro forma	$1.83	$(3.55)	$2.19

Diluted earnings (loss) per share:
As reported	$1.81	$(3.55)	$1.98

Pro forma	$1.81	$(3.55)	$2.12

The changes in the carrying amount of goodwill for the year ended January 31, 2004, are as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2003	$2,966	$—	$2,966
Goodwill acquired during the year	—	124,127	124,127
Other(1)	—	14,145	14,145

Balance as of January 31, 2004	$2,966	$138,272	$141,238

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within Other assets are intangible assets as follows:

	January 31, 2004			January 31, 2003
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$160,501	$80,910	$79,591	$123,742	$62,931	$60,811
Customer list	30,040	8,553	21,487	9,877	4,474	5,403
Trademark	7,493	1,262	6,231	—	—	—
Other intangible assets	663	516	147	680	428	252

Total	$198,697	$91,241	$107,456	$134,299	$67,833	$66,466

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS (CONT.)

Amortization expense for the years ended January 31, 2004 and 2003 amounted to $17.7 million and $10.5 million, respectively. Estimated amortization expense of currently capitalized costs for succeeding fiscal years is as follows (in thousands):

Fiscal year:
2005	$18,900
2006	16,700
2007	14,500
2008	13,000
2009	9,800

In addition, the Company capitalized intangible assets related solely to software and development expenditures of $21.7 million and $32.9 million for the years ended January 31, 2004 and 2003, respectively, which includes $0.8 million and $0.3 million of capitalized interest and a weighted average amortization period of approximately eight and nine years for fiscal 2004 and 2003, respectively.

The weighted average amortization period for all intangible assets capitalized during fiscal 2004 and 2003 approximated seven and nine years, repectively.

NOTE 5. REVOLVING CREDIT LOANS

	January 31,
	2004	2003
	(In thousands)
Receivables Securitization Program, average interest rate of 1.73% at January 31, 2004, expiring August 2004	$8,188	$150,000
Multi-currency Revolving Credit Facility, average interest rate of 2.60% at January 31, 2004, expiring May 2006	—	23,558
Other revolving credit facilities, average interest rate of 3.11% at January 31, 2004, expiring on various dates throughout fiscal 2005	72,033	14,751

	$80,221	$188,309

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2004, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $545.3 million and $583.0 million at January 31, 2004 and 2003, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company intends to renew the Receivables Securitization Program for another year after its expiration in August 2004.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $598.7 million at January 31, 2004 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.2 billion, of which $80.2 million was outstanding at January 31, 2004. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At January 31, 2004, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. REVOLVING CREDIT LOANS (CONT.)

For example, the Company’s total borrowings on certain credit facilities are limited to a multiple of the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within the covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of January 31, 2004, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $675 million. In addition, at January 31, 2004, the Company had issued standby letters of credit of $28.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

NOTE 6. LONG-TERM DEBT

	January 31,
	2004	2003
	(In thousands)
Mortgage note payable, interest at 10.25%, principal and interest of $85,130 payable monthly, balloon payment due January 2005	$7,792	$8,002
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021	290,000	290,000
Capital leases	19,400	17,899

	317,192	315,901
Less—current maturities (included in accrued expenses)	(9,258)	(1,403)

	$307,934	$314,498

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although the Company intends to satisfy any debentures submitted for repurchase with cash, the Company has the option to satisfy such repurchases in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the Company’s option at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met.

The aforementioned debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. LONG-TERM DEBT (CONT.)

Principal maturities of long-term debt at January 31, 2004 for succeeding fiscal years are as follows:

	Capital Lease Payments	Long-Term Debt	Total
	(In thousands)
Fiscal year:
2005	$2,580	$7,792	$10,372
2006	2,580	—	2,580
2007	2,580	—	2,580
2008	2,580	—	2,580
2009	1,794	—	1,794
Thereafter	13,270	290,000	303,270

Total payments	25,384	297,792	323,176
Less amounts representing interest	(5,984)	—	(5,984)

Total principal payments	$19,400	$297,792	$317,192

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2004, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 7. INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$21,245	$28,937	$45,734
State	1,025	1,674	3,710
Foreign	17,157	19,064	19,467

Total current	39,427	49,675	68,911

Deferred:
Federal	13,011	16,254	(7,199)
State	2,007	2,250	(941)
Foreign	(7,649)	(1,051)	(3,708)

Total deferred	7,369	17,453	(11,848)

	$46,796	$67,128	$57,063

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES (CONT.)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year ended January 31,
	2004	2003	2002
Tax (benefit) at U.S. statutory rates	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	1.3	1.9	1.1
Net operating losses	8.4	3.8	1.9
Non-deductible goodwill	—	86.7	1.6
Loss on disposition of foreign subsidiary	—	2.7	—
Tax on foreign earnings under U.S. rate	(12.8)	(9.9)	(6.4)
Other—net	(0.9)	0.4	0.8

	31.0%	50.6%	34.0%

The components of pretax earnings are as follows:

	Year ended January 31,
	2004	2003	2002
	(In thousands)
United States	$101,059	$136,796	$99,210
Foreign	49,884	(269,486)	68,630

	$150,943	$(132,690)	$167,840

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2004	2003
	(In thousands)
Deferred tax liabilities:
Accelerated depreciation	$27,294	$13,595
Capitalized advertising program costs	2,213	1,977
Convertible debenture interest	17,279	8,500

Total deferred tax liabilities	46,786	24,072

Deferred tax assets:
Accrued liabilities and reserves	37,505	36,199
Loss carryforwards	106,719	61,378
Other, net	5,446	2,648

	149,670	100,225
Less: valuation allowance	(58,130)	(24,815)

Total deferred tax assets	91,540	75,410

Net deferred tax asset	$44,754	$51,338

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES (CONT.)

The net change in the deferred income tax valuation allowance was an increase of $33.3 million at January 31, 2004, an increase of $7.2 million at January 31, 2003, and a decrease of $0.6 million at January 31, 2002. Approximately $11.2 million of the current year increase in the valuation allowance is associated with Azlan deferred tax assets (primarily net operating loss carryforwards) existing as of the acquisition date. To the extent the Azlan acquisition-related deferred tax assets are realized in future periods, such benefit would be recorded as a reduction in goodwill.

The valuation allowance at January 31, 2004 primarily relates to foreign net operating loss carryforwards of $323.1 million. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2005 through 2014. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent and feasible tax planning strategies.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $223.2 million at January 31, 2004. It is not currently practical to estimate the amount of unrecognized deferred U.S. taxes that might be payable on the repatriation of these foreign earnings.

NOTE 8. EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2004, the Company had four stock-based compensation plans which authorized the issuance of 20.7 million shares, of which approximately 4.5 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors grants of restricted stock, options to purchase common stock, and performance awards that are dependent upon achievement of specified performance goals. Stock options granted have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors. Awards under the plans are priced as determined by the Compensation Committee with the exception of stock option awards that are priced at the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

A summary of the status of the Company’s stock option plans is as follows:

	January 31, 2004		January 31, 2003		January 31, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	7,064,331	$32.14	6,519,696	$28.08	6,303,752	$27.20
Granted	2,101,055	24.44	2,012,140	43.17	2,046,630	28.66
Exercised	(1,236,862)	23.49	(1,073,829)	27.76	(1,401,598)	24.36
Canceled	(976,063)	33.18	(393,676)	33.24	(429,088)	30.15

Outstanding at year end	6,952,461	31.20	7,064,331	32.14	6,519,696	28.08

Options exercisable at year end	3,436,503		2,672,089		1,845,192
Available for grant at year end	4,452,027		2,245,206		2,853,030

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. EMPLOYEE BENEFIT PLANS (CONT.)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/31/04	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at 1/31/04	Weighted- Average Exercise Price
$10.63 – $13.75	118,050	1.17	$10.76	118,050	$10.76
14.38 – 16.50	557,025	4.60	16.11	425,027	15.99
17.13 – 24.27	1,976,195	8.56	24.04	190,875	23.10
24.69 – 28.31	920,780	7.24	28.18	420,320	28.29
28.40 – 30.63	749,980	6.23	30.56	740,660	30.58
31.01 – 42.25	901,661	5.14	38.77	821,578	39.19
43.26 – 51.38	1,728,770	7.88	43.60	719,993	43.90

	6,952,461	7.08	31.20	3,436,503	32.25

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since the inception of the ESPP, the Company has sold 360,182 shares through January 31, 2004. All shares purchased under the ESPP must be retained for a period of one year.

Pro Forma Effect of Stock Compensation Plans

The Company has disclosed in Note 1 – Summary of Significant Accounting Policies, the pro forma net income and pro forma earnings per share reflecting the compensation cost that the Company would have recorded on its stock option plans and employee stock purchase plan had it used the fair value at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2004, 2003, and 2002 was $13.10, $23.74, and $16.63, respectively. The following weighted-average assumptions were used for the years ended January 31, 2004, 2003 and 2002, respectively:

Year Ended January 31,	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2004	4	66%	2.54%	0%
2003	5	66%	4.30%	0%
2002	5	67%	4.37%	0%

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

At January 31, 2004 and 2003, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan amounted to 393,000 and 541,800 shares, respectively. Tech Data did not make any contributions to the 401(k) Savings Plan in fiscal 2004.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. EMPLOYEE BENEFIT PLANS (CONT.)

Aggregate contributions made by the Company to the 401(k) Savings Plan were $0.3 million and $2.1 million for fiscal 2003 and fiscal 2002, respectively.

NOTE 9. CAPITAL STOCK

Each outstanding share of preferred stock is entitled to one vote on all matters submitted to a vote of shareholders, except for matters involving mergers, the sale of all Company assets, amendments to the Company’s charter, and exchanges of Company stock for stock of another company, which require approval by a majority of each class of capital stock. In such matters, the preferred and common shareholders will each vote as a separate class.

During the fiscal year ended January 31, 2002, the Company completed a transaction wherein it exchanged 192,525 shares of its common stock for all of the issued and outstanding shares of preferred stock.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rental expense for all operating leases amounted to $54.5 million, $44.3 million, and $48.1 million in 2004, 2003 and 2002, respectively. Future minimum lease payments under all such leases for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2005	$63,954
2006	56,455
2007	44,945
2008	38,820
2009	27,490
Thereafter	123,639

Total payments	$355,303

The Company will receive a total of $1.0 million in future rental receipts under noncancelable subleases.

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 5. The amount funded under the Restructured Lease is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of January 31, 2004, the Company was in compliance with all such covenants.

The Restructured Lease is fully funded at January 31, 2004, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at January 31, 2004 was approximately $19.5 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONT.)

The Restructured Lease has been accounted for as an operating lease. As discussed in Note 1, FIN No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a VIE and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of January 31, 2004 and 2003, the aggregate amount of guarantees under these arrangements totaled approximately $18.6 million and $21.8 million, respectively, of which approximately $12.5 million and $10.9 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to its synthetic lease facility, noted above.

The Company sold trade receivables to a financial institution, amounting to approximately $33.6 million in January 2004. The transaction was accounted for as a sale and accordingly, has been excluded from the Consolidated Balance Sheet. Given these receivables were sold with recourse, the Company has considered the risk of loss associated with these receivables within its assessment of the adequacy of its allowance for doubtful accounts at January 31, 2004.

NOTE 11. SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. Starting in the first quarter of fiscal 2004, the Company modified its management structure and combined its U.S., Canadian and Latin American operations into the Americas region. The Company’s Canadian and Latin American operations were previously reported separately as the Other International region. As a result, the Company’s geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to Latin America and the Caribbean from the U.S.) and 2) Europe (Europe, Middle East, and export sales to Africa). Prior year amounts have been reclassified to conform to the current period presentation. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The accounting policies of the segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. SEGMENT INFORMATION (CONT.)

Financial information by geographic segment is as follows (in thousands):

	Year ended January 31,
	2004	2003	2002
Net sales to unaffiliated customers
Americas	$7,839,425	$8,337,796	$9,964,260
Europe	9,566,915	7,401,149	7,233,251

Total	$17,406,340	$15,738,945	$17,197,511

Operating income (loss) (a)
Americas	$120,413	$158,426	$152,310
Europe	45,203	(268,268)	70,806

Total	$165,616	$(109,842)	$223,116

Depreciation and amortization
Americas	$19,957	$28,064	$37,112
Europe	35,127	21,785	26,376

Total	$55,084	$49,849	$63,488

Capital expenditures
Americas	$13,380	$15,098	$20,634
Europe	39,612	44,040	32,399

Total	$52,992	$59,138	$53,033

Identifiable assets
Americas	$1,358,729	$1,310,484	$1,506,563
Europe	2,809,157	1,937,534	1,951,767

Total	$4,167,886	$3,248,018	$3,458,330

Goodwill
Americas	$2,966	$2,966	$8,732
Europe	138,272	—	260,371

Total	$141,238	$2,966	$269,103

(a)	The amounts shown above include $3.1 million, $328.9 million, and $27.0 million of pre-tax special charges for the years ended January 31, 2004, 2003, and 2002, respectively. For the fiscal year ended January 31, 2004, the entire $3.1 million of charges related to the Americas operations. For the year ended January 31, 2003, $324.4 million of these charges related to European operations and $4.5 million related to operations in the Americas. For the year ended January 31, 2002, $25.5 million related to the Americas and $1.5 million related to European operations. See also Note 12—Special Charges.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. SPECIAL CHARGES

In fiscal 2004, 2003, and 2002 the Company recorded pre-tax special charges of $3.1 million, $328.9 million, and $27.0 million, respectively, as follows:

	Year ended January 31,
	2004	2003	2002
	(In millions)
Closure of U.S. education business	$3.1	$—	$—
Impairment of goodwill	—	328.9	—
Write-off of other capitalized software	—	—	5.8
Write-off of inventory management software	—	—	14.3
Impairment of Internet-related investments	—	—	5.4
Impairment of logistics center development costs	—	—	1.5

Total special charges	$3.1	$328.9	$27.0

This total is presented separately as a component of income from operations in the Consolidated Statement of Income. For the fiscal year ended January 31, 2004, the special charge related to the closure of the Company’s education business in the United States and the restructuring of this business to an outsourced model.

During the fiscal year ended January 31, 2003, the Company recognized $328.9 million for the impairment of goodwill. As required by SFAS No. 142, the Company performs annual tests to determine if recorded goodwill has been impaired. In order to meet the Statement’s annual impairment testing requirements, we determined the fair value of each reporting unit using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the Company determining that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003 and related to the Company’s foreign operations.

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

The Company also recognized $5.4 million for the fiscal year ended January 31, 2002 of special charges for the impairment of the Company’s investments in the equity securities of certain privately held, Internet-related companies. Recognition of an impairment charge was the result of the investees experiencing a series of operating losses which appeared to be other than temporary, and raised substantial doubts about the Company’s ability to recoup its full investment.

Finally, the Company wrote off $1.5 million of costs during the fiscal year ended January 31, 2002 associated with the development of a new logistics center in Germany. The construction of this facility has been indefinitely deferred as a result of the economic downturn.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2004
Net sales	$3,913,857	$4,178,751	$4,395,003	$4,918,729
Gross profit	207,160	237,418	245,086	291,982
Net income	21,537	17,170	26,522	38,918
Earnings per share:
Basic	$0.38	$0.30	$0.47	$0.68
Diluted	$0.38	$0.30	$0.46	$0.67

Fiscal year 2003
Net sales	$3,920,420	$3,996,719	$3,810,719	$4,011,087
Gross profit	208,892	210,673	206,888	205,305
Net income (loss)	35,139	35,262	32,826	(303,045)
Earnings (loss) per share:
Basic	$0.63	$0.62	$0.58	$(5.37)
Diluted	$0.60	$0.60	$0.57	$(5.37)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a. Controls and Procedures.

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

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement in the table entitled “ Ten-Year Option/SAR Repricings”, the information included under the caption entitled “Compensation Committee Report on Executive Compensation”, and the information included in the “Stock Price Performance Graph” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2004 Annual Meeting of Shareholders will be filed with the Commission prior to May 31, 2004.

Audit Committee

Tech Data has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, David M. Upton, and John Y. Williams.

Audit Committee Financial Expert

The Board of Directors of Tech Data has determined that Charles E. Adair, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act, and is independent within the meaning of Item 7(d)(3) (iv) of Schedule 14A of the Exchange Act.

Code of Ethics

Tech Data has adopted a code of business conduct and ethics for directors, officers (including Tech Data’s principal executive officer, principal financial officer, and controller) and employees, known as the Code of Ethics. The Code of Ethics is available on Tech Data’s website at http://www.techdata.com/content/td_ethics/main.aspx.

Nominees to the Board of Directors

Shareholders who wish to nominate candidates for vacancies on the Board of Directors may do so by submitting a resume, personal references, and background information to the Chairman of the Governance and Nominating Committee or to the CEO. Candidates from all sources, including shareholder nominees, are evaluated in the same manner based on qualifications and skills as identified by the Board of Directors.

ITEM 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is set forth under the caption “Principal Accounting Firm Fees” in our Proxy Statement, which is incorporated herein by reference to the registrant’s definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days of our fiscal year.

The Audit Committee has a policy to pre-approve all services to be provided by the Company’s independent auditor, and will not approve prohibited non-audit services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) See index to financial statements and schedules included in Item 8.

(b) The Company furnished (not filed) a Current Report on Form 8-K on November 25, 2003 in connection with the issuance of its press release announcing financial results for the Company’s fiscal 2004 third quarter earnings.

(c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-A(1)	—	Articles of Incorporation of the Company as amended to April 23, 1986.
3-B(2)	—	Articles of Amendment to Articles of Incorporation of the Company filed on August 27, 1987.
3-F(6)	—	Articles of Amendment to Articles of Incorporation of the Company filed on July 15, 1993.
3-G(9)	—	Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.
3-L(11)	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company as of June 24, 1998.
3-M(3)	—	Amended & Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.
4-A(15)	—	Indenture between the Company and Bank One Trust Company, N.A., dated as of December 10, 2001.
4-B(15)	—	Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.
10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.
10-AA(5)	—	Non-Statutory Stock Option Grant Form.
10-BB(5)	—	Incentive Stock Option Grant Form.
10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.
10-OO(8)	—	1995 Employee Stock Purchase Plan.
10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.
10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.
10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.
10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.
10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.
10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.
10-AAh(16)	—	Amendment Number 1 to the Transfer and Administration Agreement dated November 2, 2000.
10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.
10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk(14)	—	Amendment Number 2 to the Transfer and Administration Agreement dated May 17, 2001.
10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.
10-AAm(17)	—	Amendment Agreement Number 2 to Credit Agreement dated March 13, 2003.
10-AAn(17)	—	Amendment Number 4 to Transfer and Administration Agreement dated March 6, 2003.
10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.
10-AAp(18)	—	Amendment Number 5 to the Transfer and Administration Agreement dated May 2, 2003.
10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.
10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.
10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.
10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.
10-AAu(20)	—	Amendment Number 6 to Transfer and Administration Agreement dated as of August 29, 2003.

Exhibit Number		Description
10-AAv(3)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.
10-AAw(21)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.
10-AAx(3)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.
21-A(3)	—	Subsidiaries of Registrant.
23-A(3)	—	Consent of Ernst & Young LLP.
31-A(3)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-B(3)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-A(3)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-B(3)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-A(3)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(1)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-4135.
(2)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-21997.
(3)	Filed herewith.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-36999.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-44848.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2001, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2003, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2004	$60,307	$29,214	$(37,445)	$22,480	$74,556
2003	60,155	31,243	(47,668)	16,577	60,307
2002	64,465	40,764	(48,862)	3,788	60,155

(1)	“Other” primarily includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency. For fiscal 2004, approximately $11.0 million of this amount was attributed to the addition of the Azlan allowance for doubtful accounts receivable and sales returns as a result of the acquisition in the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2004.

TECH DATA CORPORATION

By	/s/ STEVEN A. RAYMUND
Steven A. Raymund Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report on Form 10-K appears below hereby appoints Jeffery P. Howells and David R. Vetter, or either of them, as his or her attorney-in-fact to sign on his or her behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as a part of or in connection with this Annual Report on Form 10-K or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-K as the attorney-in-fact, or either of them, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN A. RAYMUND	Chairman of the Board of Directors;	April 6, 2004
Steven A. Raymund	Chief Executive Officer

/S/ JEFFERY P. HOWELLS	Executive Vice President and	April 6, 2004
Jeffery P. Howells	Chief Financial Officer; Director
(principal financial officer)

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate	April 6, 2004
Joseph B. Trepani	Controller (principal accounting officer)

/S/ CHARLES E. ADAIR	Director	April 6, 2004
Charles E. Adair

/S/ MAXIMILIAN ARDELT	Director	April 6, 2004
Maximilian Ardelt

/S/ JAMES M. CRACCHIOLO	Director	April 6, 2004
James M. Cracchiolo

/S/ KATHY MISUNAS	Director	April 6, 2004
Kathy Misunas

/S/ DAVID M. UPTON	Director	April 6, 2004
David M. Upton

/S/ JOHN Y. WILLIAMS	Director	April 6, 2004
John Y. Williams

Exhibit Number		Description
3-A(1)	—	Articles of Incorporation of the Company as amended to April 23, 1986.
3-B(2)	—	Articles of Amendment to Articles of Incorporation of the Company filed on August 27, 1987.
3-F(6)	—	Articles of Amendment to Articles of Incorporation of the Company filed on July 15, 1993.
3-G(9)	—	Articles of Amendment to Articles of Incorporation of the Company filed on June 25, 1997.
3-L(11)	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company as of June 24, 1998.
3-M(3)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.
4-A(15)	—	Indenture between the Company and Bank One Trust Company, N.A., dated as of December 10, 2001.
4-B(15)	—	Registration Agreement dated as of December 10, 2001 between the Company and Salomon Smith Barney Inc., as representative of the initial purchasers.
10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.
10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.
10-AA(5)	—	Non-Statutory Stock Option Grant Form.
10-BB(5)	—	Incentive Stock Option Grant Form.
10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.
10-OO(8)	—	1995 Employee Stock Purchase Plan.
10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.
10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.
10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.
10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.
10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.
10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.
10-AAh(16)	—	Amendment Number 1 to the Transfer and Administration Agreement dated November 2, 2000.
10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.
10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.
10-AAk(14)	—	Amendment Number 2 to the Transfer and Administration Agreement dated May 17, 2001.
10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.
10-AAm(17)	—	Amendment Agreement Number 2 to Credit Agreement dated March 13, 2003.
10-AAn(17)	—	Amendment Number 4 to Transfer and Administration Agreement dated March 6, 2003.
10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.
10-AAp(18)	—	Amendment Number 5 to the Transfer and Administration Agreement dated May 2, 2003.
10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.
10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.
10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.
10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.
10-AAu(20)	—	Amendment Number 6 to Transfer and Administration Agreement dated as of August 29, 2003.

Exhibit Number		Description
10-AAv(3)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.
10-AAw(21)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.
10-AAx(3)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.
21-A(3)	—	Subsidiaries of Registrant.
23-A(3)	—	Consent of Ernst & Young LLP.
31-A(3)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-B(3)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32-A(3)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32-B(3)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-A(3)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(1)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-4135.
(2)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-1, File No. 33-21997.
(3)	Filed herewith.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1994, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-36999.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-44848.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2001, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2003, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.