Form 10-Q
period 2004-04-30
TECH DATA CORP
filed 2004-06-09
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14625

TECH DATA CORPORATION

(Exact name of registrant as specified in its charter)

Florida	No. 59-1578329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5350 Tech Data Drive,	33760
Clearwater, Florida	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2004
Common stock, par value $.0015 per share	58,016,922

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,929	$108,801
Accounts receivable, less allowance for doubtful accounts of $73,485 and $74,556	2,044,121	2,111,384
Inventories	1,380,464	1,330,081
Prepaid and other assets	128,225	130,038

Total current assets	3,655,739	3,680,304
Property and equipment, net	146,779	157,054
Goodwill	138,599	141,238
Other assets, net	185,530	189,290

Total assets	$4,126,647	$4,167,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$193,488	$80,221
Accounts payable	1,507,287	1,646,125
Accrued expenses	426,930	428,526

Total current liabilities	2,127,705	2,154,872
Long-term debt	307,054	307,934
Other long-term liabilities	46,260	46,591

Total liabilities	2,481,019	2,509,397

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $.02; 226,500 shares authorized; none issued and outstanding; liquidation preference $.20 per share	—	—
Common stock, par value $.0015; 200,000,000 shares authorized; 57,996,724 and 57,717,407 issued and outstanding	87	87
Additional paid-in capital	694,165	686,092
Retained earnings	784,001	749,337
Accumulated other comprehensive income	167,375	222,973

Total shareholders’ equity	1,645,628	1,658,489

Total liabilities and shareholders’ equity	$4,126,647	$4,167,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended April 30,
	2004	2003
Net sales	$4,822,292	$3,913,857
Cost of products sold	4,547,100	3,706,697

Gross profit	275,192	207,160
Selling, general and administrative expenses	221,514	171,857

Operating income	53,678	35,303
Interest expense	6,917	5,506
Interest income	(1,279)	(1,624)
Net foreign currency exchange gain	(1,479)	(243)

Income before income taxes	49,519	31,664
Provision for income taxes	14,855	10,127

Net income	$34,664	$21,537

Net income per common share:
Basic	$.60	$.38

Diluted	$.59	$.38

Weighted average common shares outstanding:
Basic	57,813	56,550

Diluted	58,962	56,777

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three months ended April 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$4,824,101	$4,045,036
Cash paid to suppliers and employees	(4,934,593)	(4,032,879)
Interest paid	(3,308)	(2,469)
Income taxes paid	(5,737)	(439)

Net cash (used in) provided by operating activities	(119,537)	9,249

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(200,153)
Proceeds from sale of property and equipment	5,130	—
Expenditures for property and equipment	(6,562)	(9,635)
Software development costs	(5,504)	(6,261)

Net cash used in investing activities	(6,936)	(216,049)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	7,258	1,987
Net borrowings on revolving credit loans	117,584	205,446
Principal payments on long-term debt	(220)	(338)

Net cash provided by financing activities	124,622	207,095

Effect of exchange rate changes on cash	(4,021)	6,379

Net (decrease) increase in cash and cash equivalents	(5,872)	6,674
Cash and cash equivalents at beginning of period	108,801	157,191

Cash and cash equivalents at end of period	$102,929	$163,865

Reconciliation of net income to net cash (used in) provided by operating activities:
Net income	$34,664	$21,537

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,839	11,947
Provision for losses on accounts receivable	5,625	3,488
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,441	131,179
Inventories	(83,980)	(122,024)
Prepaid and other assets	(4,313)	30,558
Accounts payable	(98,740)	(9,368)
Accrued expenses	10,927	(58,068)

Total adjustments	(154,201)	(12,288)

Net cash (used in) provided by operating activities	$(119,537)	$9,249

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION:

Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company and its subsidiaries distribute to and serve resellers in the United States, Europe, Canada, Latin America, the Caribbean, and the Middle East.

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of April 30, 2004, and the results of their operations for the three months ended April 30, 2004 and 2003, and their cash flows for the three months ended April 30, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—EARNINGS PER SHARE (“EPS”):

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

	Three months ended April 30,
	2004			2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$34,664	57,813	$.60	$21,537	56,550	$.38

Effect of dilutive securities:
Stock options		1,149			227

Diluted EPS	$34,664	58,962	$.59	$21,537	56,777	$.38

At April 30, 2004 and 2003, there were 3,217,401 and 7,605,645 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

At April 30, 2004, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended April 30,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$34,664	$21,537
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,131)	(6,344)

Pro forma net income	$30,533	$15,193

Earnings per share:
Basic—as reported	$.60	$.38

Basic—pro forma	$.53	$.27

Diluted—as reported	$.59	$.38

Diluted—pro forma	$.52	$.27

The weighted-average fair value of options granted during the quarter ended April 30, 2004 and 2003 was $19.96 and $13.00, respectively. The following weighted-average assumptions were used for the quarters ended April 30, 2004 and 2003, respectively:

Quarter Ended April 30,	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2004	4.6	57%	2.46%	0%
2003	4.4	66%	2.54%	0%

Results may vary depending on the assumptions applied within the model.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive income, net of taxes, for the three months ended April 30, 2004, and 2003 is as follows (in thousands):

	Three months ended April 30,
	2004	2003
Comprehensive income:
Net income	$34,664	$21,537
Change in CTA(1)	(55,598)	44,165

Total	$(20,934)	$65,702

(1)	There were no income tax effects for the quarters ended April 30, 2004 or 2003.

NOTE 4—ACQUISITIONS:

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

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. The acquisition cost has been allocated to intangible assets, goodwill and net tangible assets based on management’s estimates in conjunction with independent appraisals. Based on this analysis and exchange rates at January 31, 2004, the Company allocated approximately $18.6 million and $7.5 million to the value of Azlan’s customer list and trademark, respectively, and $132.6 million to goodwill, representing the remainder of the excess of the purchase price over the fair value of the net tangible assets acquired (see Note 5 for a roll-forward of goodwill). The Company is amortizing the customer list and trademark over seven and five years, respectively.

During fiscal 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of duplicative facility leases entered into by Azlan prior to the acquisition. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, are included in the reported amount of goodwill above. Total integration and restructuring costs to date are $32.1 million, with $3.0 million of this amount recorded in March of fiscal 2005 and $29.1 recorded during fiscal 2004

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($21.2 million of the total is outstanding as of January 31, 2004 after deducting payments of $7.9 million which were charged against the reserve). As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be received. As of April 30, 2004, the Company had outstanding liabilities for integration and restructuring costs associated with these plans as follows (in thousands):

	Employee Termination Benefits	Facility Costs	Total
Balance as of January 31, 2004	$6,600	$14,600	$21,200
Additional accruals (increase to goodwill)	688	2,358	3,046
Amounts released from accrual (reduction of goodwill)	(602)	(335)	(937)
Cash payments	(4,227)	(819)	(5,046)
Other(1)	(112)	(528)	(640)

Balance as of April 30, 2004	$2,347	$15,276	$17,623

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2004 (in thousands, except per share amounts):

	Three months ended April 30,
	2004	2003
Net sales	$4,822,292	$4,086,603

Net income	$34,664	$22,993

Net income per common share:
Basic	$.60	$.41

Diluted	$.59	$.41

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2004.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the quarter ended April 30, 2004 are as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2004	$2,966	$138,272	$141,238
Goodwill from acquisitions(2)	—	2,109	2,109
Other (1)	—	(4,748)	(4,748)

Balance as of April 30, 2004	$2,966	$135,633	$138,599

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.
(2)	Goodwill from acquisitions is the result of adjustments to the estimated integration costs associated with the Azlan acquisition. See Note 4 for additional discussion of the Azlan acquisition.

Included within Other Assets (non-current) are intangible assets as follows (in thousands):

	April 30, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$160,252	$81,188	$79,064	$160,501	$80,910	$79,591
Customer list	28,867	9,133	19,734	30,040	8,553	21,487
Trademark	7,202	1,573	5,629	7,493	1,262	6,231
Other intangible assets	637	507	130	663	516	147

Total	$196,958	$92,401	$104,557	$198,697	$91,241	$107,456

Amortization expense for the first quarter of fiscal 2005 and fiscal 2004 amounted to $4.8 million and $2.8 million, respectively. Estimated amortization expense of currently capitalized costs for current and succeeding fiscal years are as follows (in thousands):

Fiscal year:
2005	$18,900
2006	17,200
2007	15,100
2008	13,100
2009	9,800

In addition, the Company capitalized intangible assets of $5.5 million and $6.3 million for the quarter ended April 30, 2004 and 2003, respectively, related primarily to software and development expenditures with a weighted average amortization period of approximately nine years for both periods.

The weighted average amortization period for all intangible assets capitalized during the quarter ended April 30, 2004 and 2003 approximated nine years for both periods.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits of approximately $0.8 million and $0.7 million during the three months ended April 30, 2004 and 2003, respectively, related to the disqualifying disposition of employee stock options.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

	April 30, 2004	January 31, 2004
	(In thousands)
Receivables Securitization Program, average interest rate of 1.75% at April 30, 2004, expiring August 2004	$70,012	$8,188
Multi-currency Revolving Credit Facility, average interest rate of 2.56% at April 30, 2004, expiring May 2006	—	—
Other revolving credit facilities, average interest rate of 2.90% at April 30, 2004, expiring on various dates throughout fiscal 2005	123,476	72,033

	$193,488	$80,221

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2004, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $551.0 million and $545.3 million at April 30, 2004 and January 31, 2004, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company intends to renew the Receivables Securitization Program after its expiration in August 2004.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $513.9 million at April 30, 2004 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.2 billion, of which $193.5 million was outstanding at April 30, 2004. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At April 30, 2004, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our covenants allows for certain special charges, such as goodwill impairments, to be excluded. The maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $716.9 million as of April 30, 2004. In addition, at April 30, 2004, the Company had issued standby letters of credit of $32.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

Long-Term Debt

	April 30, 2004	January 31, 2004
	(In thousands)
Mortgage note payable, interest at 10.25%, principal and interest of $85,130 payable monthly, balloon payment due January 2005	$7,736	$7,792
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021	290,000	290,000
Capital leases	18,488	19,400

	316,224	317,192

Less—current maturities (included in accrued expenses)	(9,170)	(9,258)

	$307,054	$307,934

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

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meet working capital needs. As of April 30, 2004, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 8—SEGMENT INFORMATION:

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to Latin America and the Caribbean from the U.S.) and 2) Europe (Europe, Middle East and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months Ended April 30,
	2004	2003
Net sales to unaffiliated customers
Americas	$2,051,279	$1,870,038
Europe	2,771,013	2,043,819

Total	$4,822,292	$3,913,857

Operating income
Americas	$32,196	$28,854
Europe	21,482	6,449

Total	$53,678	$35,303

Depreciation and amortization
Americas	$4,458	$5,537
Europe	9,381	6,410

Total	$13,839	$11,947

Capital expenditures
Americas	$2,625	$5,238
Europe	9,441	10,658

Total	$12,066	$15,896

Identifiable assets
Americas	$1,426,750	$1,415,563
Europe	2,699,897	2,345,438

Total	$4,126,647	$3,761,001

Goodwill
Americas	$2,966	$2,966
Europe	135,633	113,260

Total	$138,599	$116,226

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 7. Although not reflected in the Company’s Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities referred to in Note 7. As of April 30, 2004, the Company was in compliance with all such covenants.

The Restructured Lease is fully funded at April 30, 2004, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at April 30, 2004 was approximately $18.6 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. Financial Accounting Standards Board Interpretation (“FIN”) No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Contingencies

Prior to fiscal 2005, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of April 30, 2004 and January 31, 2004, the aggregate amount of guarantees under these arrangements totaled approximately $17.6 million and $18.6 million, respectively, of which approximately $11.7 million and $12.5 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to its synthetic lease facility as discussed above.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	inventory risks due to shifts in market demand

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on delivery systems

•	changes in vendor terms and conditions

•	changes in general economic conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of labor strikes

•	volatility of common stock

•	accuracy of forecast data

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during our second and third fiscal quarters and an increase in demand during our fiscal fourth quarter. Given a majority of our revenues are now derived from Europe, our worldwide results will more closely follow the seasonality trends in Europe. The life cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2005.

Overview

Tech Data is a leading global provider of IT products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. Our offering of value-added services includes pre- and post-sale training and technical support, financing options, configuration services, outbound telemarketing, marketing services and an award winning suite of electronic commerce solutions. We have operations in the United States, Canada, Latin America, Europe and the Middle East and we manage our business in two geographic segments: the Americas and Europe (which includes our operations in Europe and the Middle East).

Our strategy is to leverage our highly efficient cost structure combined with our extensive services offering to help generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms surrounding rebates and other incentives and price protection. We do not foresee any abatement of these issues in the near future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and general market conditions. In general, we believe we have responded to these changing market conditions appropriately, through our focus on superior execution, cost management and disciplined pricing practices which reflect the value we provide our customers. In addition, we continue to seek new market opportunities to take advantage of our leveraged cost model. On that front, we continue to advance our Specialized Business Unit (“SBU”) model worldwide, which supports our diversification into more specialized, higher-value market segments. Similarly, our acquisition of Azlan Group PLC (“Azlan”) at the end of March 2003 enhanced our European presence in the high-end networking space. Finally, we continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategic investments in our internal systems. This is evidenced by our significant investments in the harmonization and upgrade of our European systems infrastructure. From a balance sheet perspective, we require working capital primarily to finance accounts receivable. We have historically relied upon debt, trade credit from our vendors, and accounts receivable flooring programs for our working capital needs.

The following table summarizes our revenue and operating margin by segment for the quarter ended April 30, 2004 and 2003:

	Three months ended April 30, 2004		Three months ended April 30, 2003
	$	% of Net Sales	$	% of Net Sales
Net Sales ($ in thousands)
Americas	$2,051,279	42.5%	$1,870,038	47.8%
Europe	2,771,013	57.5%	2,043,819	52.2%

Worldwide	$4,822,292	100.0%	$3,913,857	100.0%

	Three months ended April 30, 2004		Three months ended April 30, 2003
	Year-over-year	Sequential	Year-over-year	Sequential
Change in Net Sales (%)
Americas	9.7%	6.8%	(14.5)%	(0.6)%
Europe (US$)	35.6%	(7.6)%	17.9%	(4.0)%
Europe (euro)	19.3%	(8.1)%	(4.3)%	(8.7)%
Worldwide (US$)	23.2%	(2.0)%	(0.2)%	(2.4)%

	Three months ended April 30, 2004		Three months ended April 30, 2003
	$	% of Net Sales	$	% of Net Sales
Operating Profit ($ in thousands)
Americas	$32,196	1.57%	$28,854	1.54%
Europe	21,482.78%		6,449.32%

Worldwide	$53,678	1.11%	$35,303.90%

Net sales for the first quarter were $4.8 billion, an increase of 23.2% from $3.9 billion in the first quarter of fiscal 2004. On a regional basis, net sales in Europe increased 35.6% (19.3% on a euro basis) and in the Americas increased 9.7% over the first quarter of fiscal 2004. On a U.S. dollar basis, our European growth rates were positively affected by the stronger euro and on both a U.S. dollar and euro basis, these growth rates were positively affected by the inclusion of Azlan’s operating results for a full quarter this year compared to one month in the first quarter of fiscal 2004. Excluding Azlan, we still experienced low double-digit growth rates in Europe on a euro basis, with our strongest revenue growth in Southern and Central Europe.

Our operating margin during the first quarter was 1.11% of net sales compared to ..90% of net sales in the first quarter of fiscal 2004. We saw a marked improvement in the operating performance of our European operations this quarter, with operating margins of .78% of net sales, or 78 basis points, compared to 32 basis points last year. This improvement reflects our stronger execution in the region as well as the surprisingly robust demand in the quarter. While we still anticipate good growth in the region during the second quarter, we do not see it continuing at the dramatic levels experienced during the last six months. Within the Americas, we were able to achieve a slight improvement in operating margin even though pricing in the region remains competitive, especially in the United States.

Results of Operations

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three months ended April 30, 2004 and 2003 as follows:

	Three months ended April 30,
	2004	2003
Net sales	100.00%	100.00%
Cost of products sold	94.29	94.71

Gross profit	5.71	5.29
Selling, general and administrative expenses	4.60	4.39

Operating income	1.11	.90
Interest expense	.14	.14
Interest income	(.03)	(.04)
Net foreign currency exchange gain	(.03)	(.01)

Income before income taxes	1.03	.81
Provision for income taxes	.31	.26

Net income	.72%	.55%

Three Months Ended April 30, 2004 and 2003

Net Sales

Our consolidated net sales were $4.8 billion in the first quarter of fiscal 2005, a 23.2% increase when compared to the first quarter last year. Net sales for the first quarter of fiscal 2005 in the Americas increased by 9.7% and in Europe by 35.6% (19.3% on a euro basis). Our sales performance in the Americas was primarily driven by North America where we saw a continuation of the positive trend experienced in the second half of fiscal 2004. In Europe, our growth was positively influenced by three major factors, including (a) the strengthening of the euro against the U.S. dollar; (b) the inclusion of Azlan’s results for the entire quarter compared to one month in the first quarter of fiscal 2004 and (c) robust demand in our “legacy” operations (i.e., excluding Azlan), especially in Southern and Central Europe.

We generated approximately 29% of our net sales in the first quarter of fiscal 2005 from products purchased from Hewlett-Packard Company (“HP”) compared to 35% in the first quarter of fiscal 2004. HP continues to compete with distributors by selling directly to end-users and/or resellers in certain product categories, customer segments and/or geographies. While our historical net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business (HP’s printer business has not been affected), the impact on our current business has been minimal. HP continues to modify certain contract terms and conditions which may push additional costs into the channel. In response to these changes, we will continue to evaluate and modify our pricing policies and terms and conditions with our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the quarter was 5.71%, an increase of 42 basis points compared to the first quarter of fiscal 2004. This increase can be primarily attributed to (a) the impact of including Azlan’s results (which include higher gross margins than our “legacy”

operations) for the entire quarter compared to one month in the first quarter of fiscal 2004 and (b) the impact of implementing Emerging Issues Task Force Number 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF Issue No. 02-16”). Our legacy operations experienced a year-over-year decline in gross margins due to the highly competitive pricing environment during the period, especially in the Americas, and our desire to maintain or, in some cases, increase our market share position. In addition, our margin was adversely affected by a higher concentration of retail business in Central Europe. We continuously evaluate and modify our pricing policies and certain of the terms and conditions offered to our customers to reflect those being imposed by our vendors and general market conditions. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth in the near term. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margins from the current levels.

As discussed above, our gross margin was positively impacted by the implementation of EITF Issue No. 02-16, which requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. As the guidance was applicable only to vendor arrangements entered into or modified subsequent to December 31, 2002, it had only a partial impact on the first quarter of fiscal 2004. This had the effect of increasing our reported gross margin during the quarter by 36 basis points compared to the first quarter of fiscal 2004. At the end of April 2004, we had deferred approximately $6.1 million pending sale of the related inventory. Going forward, we do not expect there to be material deviations in the deferred revenue balance; however, the actual deferred revenue amounts recorded will be based on the nature and amount of vendor funding received and related quarter-end inventory levels. Similarly, to the extent there are no material changes to our future vendor agreements, of which no assurance can be made, we would expect the relative impact on gross margin and selling, general and administrative expenses (in basis points) in future quarters to be in the range of that experienced during the first quarter of fiscal 2005.

The following table highlights the impact of EITF Issue No. 02-16 on our reported gross and operating margins:

	Three months ended April 30,
	2004	2003
Impact of reclassification ($ in thousands):
Increase in selling, general and administrative expenses	$20,307	$4,312
Decrease in cost of goods sold	(21,022)	(3,266)

(Increase) decrease in operating income	$(715)	$1,046

Gross margin:
As reported	5.71%	5.29%
Before adjustment for EITF Issue No. 02-16	5.27%	5.21%

Increase in gross margin	.44%	.08%

Operating margin:
As reported	1.11%	0.90%
Before adjustment for EITF Issue No. 02-16	1.10%	0.93%

Increase (decrease) in operating margin	.01%	(.03)%

Selling, general and administrative expenses (“SG&A”)

SG&A during the quarter increased by $49.7 million or 28.9% compared to the prior year. Similar to the increase in net sales and gross profit, this increase can be attributed to (a) the inclusion of Azlan’s operating results for the entire quarter compared to one month in the first quarter of fiscal 2004; (b) the strengthening of the euro against the U.S. dollar; and (c) the implementation of EITF Issue No. 02-16. Excluding the above factors, SG&A actually declined on a year-over-year basis as we continued to improve our productivity worldwide.

Interest Expense, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 25.6% to $6.9 million in the first quarter of fiscal 2005 from $5.5 million in the first quarter of the prior year. Higher sales volume resulted in additional working capital requirements during the first quarter of fiscal 2005. The corresponding increase in the average short-term debt outstanding resulted in higher interest expense for the quarter. Interest income decreased 21.2% to $1.3 million in the first quarter of fiscal 2004 from $1.6 million in the first quarter of the prior year. This decrease was primarily attributable to a decrease in cash available for investment during the quarter, as it was used to pay down outstanding debt.

We realized a net foreign currency exchange gain of $1.5 million in the first quarter of fiscal 2005 compared to a gain of $0.2 million in the first quarter of the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 30% in the first quarter of fiscal 2005 and 32% in the first quarter of fiscal 2004. The effective tax rate differed from the U.S. federal statutory rate of 35% in the first quarter of fiscal 2005 and 2004 primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At April 30, 2004, the Company believes it has appropriately accrued for probable income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income in the first quarter of fiscal 2005 increased 61.0% to $34.7 million, or $0.59 per diluted share, compared to net income of $21.5 million, or $0.38 per diluted share in the first quarter of the prior year.

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

Prior to fiscal 2004, we had recorded unrestricted volume rebates and early payment discounts received from vendors as a reduction of inventory and recognized the incentives as a reduction of cost of products sold when the related inventory was sold. With the implementation of EITF Issue No. 02-16 during fiscal 2004, such treatment is also applicable for all other incentives we receive from vendors, such as cooperative advertising allowances and personnel funding. The impact of the implementation of EITF Issue No. 02-16 is discussed within the Results of Operations section of this document.

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

Deferred Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the quarter ended April 30, 2004 which had a significant impact on our financial condition or results of operation.

Liquidity and Capital Resources

The following table summarizes Tech Data’s consolidated statements of cash flows for the quarters ended April 30, 2004 and 2003 (in thousands):

	Three months ended April 30,
	2004	2003
Net cash flow (used in) provided by:
Operating activities	$(119,537)	$9,249
Investing activities	(6,936)	(216,049)
Financing activities	124,622	207,095
Effect of exchange rate changes on cash and cash equivalents	(4,021)	6,379

Net (decrease) increase in cash and cash equivalents	$(5,872)	$6,674

Net cash used in operating activities of $119.5 million during the first quarter of fiscal 2005 was primarily attributable to higher working capital requirements needed to grow the business during the first quarter of fiscal 2005 compared to fiscal 2004, as well as the timing of inventory purchases and vendor payments. We continue to aggressively manage our working capital requirements and saw improved performance in this area compared to the prior year. We have several key metrics we use to manage our working capital including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. On a year-over-year basis we saw a significant improvement in our net cash days as it was reduced by over 16% to 36 days at April 30, 2004 compared to 43 days at April 30, 2003. While three days of this reduction was due to the inclusion of only one month of Azlan’s results in the first quarter of the prior year, the remaining four days of the reduction was due to improved management of our cash conversion cycle within our “legacy” operations worldwide. Likewise our owned inventory levels improved from a positive one percent at April 30, 2003 to a negative nine percent at April 30, 2004, meaning our accounts payable balances at April 30, 2004 exceeded our inventory balances by nine percent. We will continue to focus on net cash days and owned inventory levels as a strategic metric and believe we have an opportunity for further improvements in the future. The following table presents the components of Tech Data’s cash conversion cycle for the quarters ended April 30, 2004 and 2003.

	Three months ended April 30,
	2004	2003
Days of sales outstanding	39	42
Days of supply in inventory	28	30
Days of purchases outstanding	(31)	(29)

Cash conversion cycle (days)	36	43

Net cash used in investing activities of $6.9 million during the first three months of fiscal 2005 was attributable to the continuing investment related to the expansion of our management information systems, office facilities and equipment for our logistics centers, offset by the proceeds from the sale of one of our facilities at our headquarters campus in Clearwater, Florida. We expect to make capital expenditures of approximately $55.0–$60.0 million during fiscal 2005 to further expand or upgrade our information technology (“IT”) systems, logistics centers and office facilities, which include approximately $14.0–$18.0 million to continue upgrading our European systems infrastructure. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash provided by financing activities of $124.6 million during the first three months of fiscal 2005 primarily reflects net borrowings on our revolving credit lines of $117.6 million which were used to fund the aforementioned working capital requirements.

As of April 30, 2004, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 2.56% at April 30, 2004) under this facility at the applicable Eurocurrency rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2004, which we intend to renew. We pay interest (average rate of 1.75%

at April 30, 2004) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $513.9 million (average interest rate on borrowings was 2.90% at April 30, 2004).

The aforementioned credit facilities total approximately $1.2 billion, of which $193.5 million was outstanding at April 30, 2004. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of April 30, 2004. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within our covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of April 30, 2004, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $716.9 million. In addition, at April 30, 2004, we had issued standby letters of credit of $32.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of our credit facilities, see Note 7 of Notes to Consolidated Financial Statements.

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

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2004, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

We believe our balance sheet continues to be one of the strongest in the industry, as evidenced by a senior debt to capital ratio of 10% and a total debt to capital ratio of 24% and that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.1 million. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the aforementioned credit facilities. Although not reflected in our Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities previously discussed. As of April 30, 2004, we were in compliance with all such covenants.

The Restructured Lease is fully funded at April 30, 2004, in the approximate amount of $141.3 million. The sum of future minimum lease payments under the Restructured Lease at April 30, 2004 was approximately $18.6 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 224 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Atlanta, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of April 30, 2004 and January 31, 2004, the aggregate amount of guarantees under these arrangements totaled approximately $17.6 million and $18.6 million, respectively, of which approximately $11.7 million and $12.5 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease as discussed above.

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

Azlan’s operations for the month of April 2003 were included in our results of operations for the first quarter of fiscal 2004. The Azlan acquisition strengthened our position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in our consolidated financial statements since the date of acquisition. See also Note 4 in Notes to Consolidated Financial Statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. No material changes have occurred in our market risks since January 31, 2004.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Prior to fiscal 2005, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary has received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

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

Item 4.    Submission Of Matters To A Vote Of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits And Reports On Form 8-K

(a) Exhibits

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-A	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on March 10, 2004 in connection with the issuance of its press release announcing the Company’s fourth quarter and fiscal 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	June 9, 2004

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 9, 2004

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 9, 2004