Form 10-Q
period 2004-07-31
TECH DATA CORP
filed 2004-09-08
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2004
Common stock, par value $.0015 per share	58,117,031

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,720	$108,801
Accounts receivable, less allowance for doubtful accounts of $76,617 and $74,556	1,974,627	2,111,384
Inventories	1,231,650	1,330,081
Prepaid and other assets	128,104	130,038

Total current assets	3,513,101	3,680,304
Property and equipment, net	139,418	157,054
Goodwill	135,593	141,238
Other assets, net	181,638	189,290

Total assets	$3,969,750	$4,167,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$46,063	$80,221
Accounts payable	1,471,397	1,646,125
Accrued expenses	412,766	428,526

Total current liabilities	1,930,226	2,154,872
Long-term debt	306,723	307,934
Other long-term liabilities	46,459	46,591

Total liabilities	2,283,408	2,509,397

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 58,108,209 and 57,717,407 issued and outstanding	87	87
Additional paid-in capital	697,384	686,092
Retained earnings	814,675	749,337
Accumulated other comprehensive income	174,196	222,973

Total shareholders’ equity	1,686,342	1,658,489

Total liabilities and shareholders’ equity	$3,969,750	$4,167,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net sales	$4,578,835	$4,178,751	$9,401,127	$8,092,608
Cost of products sold	4,311,210	3,941,333	8,858,310	7,648,030

Gross profit	267,625	237,418	542,817	444,578
Selling, general and administrative expenses	217,739	207,090	439,253	378,947
Special charges (see Note 11)	—	3,065	—	3,065

Operating income	49,886	27,263	103,564	62,566
Interest expense	6,469	4,845	13,386	10,351
Interest income	(1,201)	(1,407)	(2,480)	(3,031)
Net foreign currency exchange loss (gain)	797	(611)	(682)	(854)

Income before income taxes	43,821	24,436	93,340	56,100
Provision for income taxes	13,147	7,266	28,002	17,393

Net income	$30,674	$17,170	$65,338	$38,707

Net income per common share:
Basic	$.53	$.30	$1.13	$.68

Diluted	$.52	$.30	$1.11	$.68

Weighted average common shares outstanding:
Basic	58,062	56,693	57,939	56,623

Diluted	59,003	57,123	58,984	56,951

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended July 31,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$9,476,246	$8,314,249
Cash paid to suppliers and employees	(9,338,036)	(8,031,505)
Interest paid	(9,268)	(7,927)
Income taxes paid	(18,311)	(23,261)

Net cash provided by operating activities	110,631	251,556

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(201,300)
Proceeds from sale of property and equipment	5,130	—
Expenditures for property and equipment	(9,443)	(17,370)
Software development costs	(9,600)	(11,459)

Net cash used in investing activities	(13,913)	(230,129)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	10,324	5,591
Net (repayments) borrowings on revolving credit loans	(31,095)	46,680
Principal payments on long-term debt	(634)	(708)

Net cash (used in) provided by financing activities	(21,405)	51,563

Effect of exchange rate changes on cash	(5,394)	(3,611)

Net increase in cash and cash equivalents	69,919	69,379
Cash and cash equivalents at beginning of period	108,801	157,191

Cash and cash equivalents at end of period	$178,720	$226,570

Reconciliation of net income to net cash provided by operating activities:
Net income	$65,338	$38,707

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,689	25,756
Provision for losses on accounts receivable	8,243	9,473
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	76,053	221,641
Inventories	68,960	33,770
Prepaid and other assets	3,497	23,558
Accounts payable	(138,170)	(31,799)
Accrued expenses	(979)	(69,550)

Total adjustments	45,293	212,849

Net cash provided by operating activities	$110,631	$251,556

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

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of July 31, 2004, and the results of their operations for the three and six months ended July 31, 2004 and 2003, and their cash flows for the six months ended July 31, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during our second and third fiscal quarters and an increase in European demand during our fiscal fourth quarter. Given a majority of the Company’s revenues are now derived from Europe, the worldwide results will more closely follow the seasonality trends in Europe. The life cycle of major products and any company acquisition or disposition may also materially impact the business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2005.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—EARNINGS PER SHARE (“EPS”):

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the exercise of stock options using the treasury stock method. The composition of basic and diluted net income per common share is as follows:

	2004			2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Three months ended July 31:
Basic EPS	$30,674	58,062	$.53	$17,170	56,693	$.30

Effect of dilutive securities:
Stock options	—	941		—	430

Diluted EPS	$30,764	59,003	$.52	$17,170	57,123	$.30

Six months ended July 31:
Basic EPS	$65,338	57,939	$1.13	$38,707	56,623	$.68

Effect of dilutive securities:
Stock options	—	1,045		—	328

Diluted EPS	$65,338	58,984	$1.11	$38,707	56,951	$.68

At July 31, 2004 and 2003, there were 3,812,562 and 5,029,106 shares, respectively, related to stock options which were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. The contingent conversion feature requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. See additional information regarding the $290.0 million convertible subordinated debt included at Note 7.

The Company issued 390,802 shares of stock during the first six months of fiscal 2005 and 322,575 shares of stock during the first six months of fiscal 2004 related to the exercise of stock options.

Stock-Based Compensation

At July 31, 2004, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$30,674	$17,170	$65,338	$38,707
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,685)	(5,345)	(8,816)	(11,689)

Pro forma net income	$25,989	$11,825	$56,522	$27,018

Earnings per share:
Basic—as reported	$.53	$.30	$1.13	$.68

Basic—pro forma	$.45	$.21	$.98	$.48

Diluted—as reported	$.52	$.30	$1.11	$.68

Diluted—pro forma	$.44	$.21	$.96	$.47

The weighted-average fair value of options granted and the weighted-average assumptions used for the three and six months ended July 31, 2004 and 2003 were as follows:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Weighted-average fair value of option granted	$18.20	$13.58	$19.92	$13.01

Weighted-average assumptions:
Expected option term (years)	4	4	4	4
Expected volatility	55%	65%	57%	66%
Risk-free interest rate	3.51%	1.95%	2.48%	2.54%
Expected dividend yield	0%	0%	0%	0%

Results may vary depending on the assumptions applied within the Black-Scholes option pricing model.

NOTE 3—COMPREHENSIVE INCOME:

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s foreign currency cumulative translation adjustment (“CTA”) account, including income taxes attributable to those changes.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income, net of taxes, for the three and six months ended July 31, 2004 and 2003 is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Comprehensive income:
Net income	$30,674	$17,170	$65,338	$38,707
Change in CTA(1)	6,821	3,218	(48,777)	47,383

Total	$37,495	$20,388	$16,561	$86,090

(1)	Net of income taxes of $5.6 million for the three and six month periods ended July 2003. There were no income tax effects for the three and six month periods ended July 31, 2004.

NOTE 4—ACQUISITIONS:

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

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. Azlan’s financial results are included in the Company’s “Europe” operating segment (see Note 8 for segment information). The acquisition cost has been allocated to intangible assets, goodwill and net tangible assets based on management’s estimates in conjunction with independent appraisals. Based on this analysis and exchange rates at January 31, 2004, the Company allocated approximately $18.6 million and $7.5 million to the value of Azlan’s customer list and trademark, respectively, and $132.6 million to goodwill, representing the remainder of the excess of the purchase price over the fair value of the net tangible assets acquired (see Note 5 for a roll-forward of goodwill). The Company is amortizing the customer list and trademark over seven and five years, respectively.

Prior to March 31, 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of facility leases entered into by Azlan prior to the acquisition that were duplicative for the Company. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, are included in the reported amount of goodwill above. As of January 31, 2004, total integration and restructuring costs were $29.1 million ($21.2 million of the total recorded in fiscal 2004 was outstanding as of January 31, 2004 after deducting payments of $7.9 million, which were charged against the reserve). As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received. For the six months ended July 31, 2004, activity related to the Company’s accruals for integration and restructuring costs associated with these plans is as follows (in thousands):

	Employee Termination Benefits	Facility Costs	Total
Balance as of January 31, 2004	$6,600	$14,600	$21,200
Additional accruals (increase to goodwill)	688	2,358	3,046
Amounts released from accrual (reduction of goodwill)	(602)	(335)	(937)
Cash payments	(4,227)	(819)	(5,046)
Other(1)	(112)	(528)	(640)

Balance as of April 30, 2004	2,347	15,276	17,623
Additional accruals (increase to goodwill)	—	—	—
Amounts released from accrual (reduction of goodwill)	(225)	(1,853)	(2,078)
Cash payments	(1,228)	(2,830)	(4,058)
Other(1)	28	155	183

Balance as of July 31, 2004	$922	$10,748	$11,670

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2004 (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net sales	$4,578,835	$4,178,751	$9,401,127	$8,265,354

Net income	$30,674	$17,170	$65,338	$40,163

Net income per common share:
Basic	$.53	$.30	$1.13	$.71

Diluted	$.52	$.30	$1.11	$.71

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2004.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second test is performed to measure the amount of the impairment loss, if any. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the three and six months ended July 31, 2004 is as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2004	$2,966	$138,272	$141,238
Goodwill acquired during the period	—	2,109	2,109
Adjustments to previously recorded purchase price	—	—	—
Foreign currency translation adjustment	—	(4,748)	(4,748)

Balance as of April 30, 2004	2,966	135,633	138,599
Goodwill acquired during the period	—	—	—
Adjustments to previously recorded purchase price		(3,323)	(3,323)
Foreign currency translation adjustment	—	317	317

Balance as of July 31, 2004	$2,966	$132,627	$135,593

Included within Other Assets (non-current) are intangible assets as follows (in thousands):

	July 31, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Capitalized software and development costs	$175,955	$96,332	$79,623	$160,501	$80,910	$79,591
Customer list	28,933	10,069	18,864	30,040	8,553	21,487
Trademark	7,202	1,920	5,282	7,493	1,262	6,231
Other intangible assets	575	452	123	663	516	147

Total	$212,665	$108,773	$103,892	$198,697	$91,241	$107,456

Amortization expense for the three and six months ended July 31, 2004 was $4.9 million and $9.6 million, respectively. Amortization expense for the three and six months ended July 31, 2003 was $3.9 million and $6.8 million, respectively. Estimated amortization expense of currently capitalized costs for current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2005	$19,000
2006	17,600
2007	15,400
2008	13,500
2009	10,100

In addition, the Company capitalized intangible assets of $4.1 million and $9.6 million for the three and six months ended July 31, 2004, respectively, and $5.2 million and $11.5 million for the three and six months ended July 31, 2003, respectively. These capitalized intangible assets related primarily to software and development expenditures. The weighted average amortization period for all intangible assets capitalized during the three and six months ended July 31, 2004 and 2003 approximated nine years.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded income tax benefits within additional paid-in capital of approximately $1.0 million during each of the six month periods ended July 31, 2004 and 2003, related to the disqualifying disposition of employee stock options.

NOTE 7—REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

	July 31, 2004	January 31, 2004
	(In thousands)
Receivables Securitization Program, interest rate of 2.38% at July 31, 2004, expiring August 2005	$—	$8,188
Multi-currency Revolving Credit Facility, interest rate of 3.00% at July 31, 2004, expiring May 2006	—	—
Other revolving credit facilities, average interest rate of 2.91% at July 31, 2004, with various expiration terms of less than one year	46,063	72,033

	$46,063	$80,221

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2005, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $590.2 million and $545.3 million at July 31, 2004 and January 31, 2004, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in May 2006, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable currency interest rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $558.9 million at July 31, 2004 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.2 billion, of which $46.1 million was outstanding at July 31, 2004. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At July 31, 2004, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. For example, the Company’s

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within the Company’s covenants allows for certain special charges, such as goodwill impairments, to be excluded. The maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $748.9 million as of July 31, 2004. In addition, at July 31, 2004, the Company had issued standby letters of credit of $20.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

Long-Term Debt

	July 31, 2004	January 31, 2004
	(In thousands)
Mortgage note payable, interest at 10.25%, principal and interest of $85,130 payable monthly, balloon payment due January 2005	$7,678	$7,792
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021	290,000	290,000
Capital leases	18,179	19,400

	315,857	317,192
Less—current maturities (included in accrued expenses)	(9,134)	(9,258)

	$306,723	$307,934

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2004, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

Financial information by geographic segment is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net sales to unaffiliated customers
Americas	$2,067,426	$1,992,569	$4,118,705	$3,862,607
Europe	2,511,409	2,186,182	5,282,422	4,230,001

Total	$4,578,835	$4,178,751	$9,401,127	$8,092,608

Operating income
Americas	$33,416	$23,248	$65,612	$52,102
Europe	16,470	4,015	37,952	10,464

Total	$49,886	$27,263	$103,564	$62,566

Depreciation and amortization
Americas	$4,378	$5,096	$8,836	$10,633
Europe	9,472	8,713	18,853	15,123

Total	$13,850	$13,809	$27,689	$25,756

Capital expenditures
Americas	$1,863	$3,086	$4,488	$8,324
Europe	5,114	9,847	14,555	20,505

Total	$6,977	$12,933	$19,043	$28,829

Identifiable assets
Americas	$1,427,514	$1,376,708	$1,427,514	$1,376,708
Europe	2,542,236	2,238,257	2,542,236	2,238,257

Total	$3,969,750	$3,614,965	$3,969,750	$3,614,965

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
Europe	132,627	89,660	132,627	89,660

Total	$135,593	$92,626	$135,593	$92,626

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 7. Although not reflected in the Company’s Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities referred to in Note 7. As of July 31, 2004, the Company was in compliance with all such covenants.

The Restructured Lease is fully funded at July 31, 2004, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at July 31, 2004 was approximately $17.4 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the third-party lender. As of July 31, 2004 and January 31, 2004, the aggregate amount of guarantees under these arrangements totaled approximately $11.7 million and $18.6 million, respectively, of which approximately $7.2 million and $12.5 million, respectively, was outstanding. Additionally, the Company believes that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. The Company also provides residual value guarantees related to its synthetic lease facility as discussed above.

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred Stock

At the Annual Meeting of Shareholders (“Annual Meeting”) in June 2004, the shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to remove the preferred class of shares. No shares of preferred stock were outstanding as of January 31, 2004 or June 10, 2004, the date of the Annual Meeting.

NOTE 11—SPECIAL CHARGES:

The Company incurred special charges of $3.1 million during the quarter ended July 31, 2003 related to the closure of the Company’s education business in the United States and the restructuring of this business to an outsourced model. These charges are primarily comprised of costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Tech Data is a leading global provider of IT products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. Our offering of value-added services includes pre- and post-sale training and technical support, financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We have operations in the United States, Canada, Latin America, Europe and the Middle East and we manage our business in two geographic segments: the Americas and Europe (which includes our operations in Europe, the Middle East and export sales to Africa).

Our strategy is to leverage our highly efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms surrounding rebates and other incentives and price protection. We do not foresee any abatement of these issues in the near future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. In general, we believe we have responded to these market changes appropriately, through our focus on superior execution, cost management and disciplined pricing practices, which reflect the value we provide our customers. In addition, we continue to seek new market opportunities to leverage our cost model. On that front, we continue to advance our Specialized Business Unit (“SBU”) model worldwide, which supports our diversification into more specialized, higher-value market segments. For example, our acquisition of Azlan Group PLC (“Azlan”) at the end of March 2003 enhanced our European presence in the high-end networking space. Finally, we continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategically investing in our internal systems. These improvements are evidenced by our significant investments in the harmonization and upgrade of our European systems infrastructure. From a balance sheet perspective, we require working capital primarily to finance accounts receivable. We have historically relied upon debt, trade credit from our vendors, and accounts receivable flooring programs for our working capital needs.

The following table summarizes our net sales, change in net sales and operating margin by segment for the three and six months ended July 31, 2004 and 2003:

	Three months ended July 31, 2004		Three months ended July 31, 2003
	$	% of Net Sales	$	% of Net Sales
Net sales ($ in thousands)
Americas	$2,067,426	45.2%	$1,992,569	47.7%
Europe	2,511,409	54.8%	2,186,182	52.3%

Worldwide	$4,578,835	100.0%	$4,178,751	100.0%

	Six months ended July 31, 2004		Six months ended July 31, 2003
	$	% of Net Sales	$	% of Net Sales
Net sales ($ in thousands)
Americas	$4,118,705	43.8%	$3,862,607	47.7%
Europe	5,282,422	56.2%	4,230,001	52.3%

Worldwide	$9,401,127	100.0%	$8,092,608	100.0%

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Year-over-year change in net sales (%)
Americas	3.8%	(10.8)%	6.6%	(12.6)%
Europe (US$)	14.9%	24.1%	24.9%	21.0%
Europe (euro)	9.1%	2.8%	14.2%	(0.9)%
Worldwide (US$)	9.6%	4.6%	16.2%	2.2%

	Three months ended July 31, 2004		Three months ended July 31, 2003
	$	% of Net Sales	$	% of Net Sales
Operating profit ($ in thousands)
Americas	$33,416	1.62%	$23,248	1.17%
Europe	16,470.66%		4,015.18%

Worldwide	$49,886	1.09%	$27,263.65%

	Six months ended July 31, 2004		Six months ended July 31, 2003
	$	% of Net Sales	$	% of Net Sales
Operating profit ($ in thousands)
Americas	$65,612	1.59%	$52,102	1.35%
Europe	37,952.72%		10,464.25%

Worldwide	$103,564	1.10%	$62,566.77%

Net sales for the second quarter of fiscal 2005 were $4.6 billion, an increase of 9.6% from $4.2 billion in the second quarter of fiscal 2004. On a regional basis, net sales in the Americas increased 3.8% over the second quarter of fiscal 2004 whereas Europe increased 14.9% (9.1% on a euro basis). On a year-to-date basis, net sales increased 16.2% to $9.4 billion in the first half of fiscal 2005, compared to $8.1 billion in the comparable semester of last year. Regionally, net sales in the Americas increased 6.6% whereas Europe saw an increase of 24.9% (14.2% on a euro basis).

During the second quarter, our worldwide sales performance was a continuation of the positive demand trends we saw during the second half of last year and the first quarter of fiscal 2005. This quarter marks the fourth consecutive quarter we reported positive year-over-year sales growth within both the Americas and Europe on a local currency basis. As anticipated, sales growth slowed from the levels experienced during the second half of fiscal 2004 and the first quarter of fiscal 2005; however, we achieved the high end of our sales expectations during the second quarter. On a regional basis, we experienced growth throughout the Americas, whereas in Europe, the growth can be attributed to increased demand in most geographies throughout the region and the effect of the stronger euro compared to the U.S. dollar. The reasons discussed above regarding our second quarter performance also apply to our year-to-date performance. In addition, our year-to-date increase in net sales was positively affected by the acquisition of Azlan at the end of March 2003. We included Azlan’s net sales for the entire first half of fiscal 2005 compared to the inclusion of only four months of Azlan’s net sales during the first half of fiscal 2004.

Our operating margin during the second quarter of fiscal 2005 was 1.09% compared to .65% in the second quarter of fiscal 2004. On a year-to-date basis, the operating margin during the first semester of 2005 was 1.10% compared to .77% in the first semester of 2004. During both the three and six month periods ended July 31, 2004, the year-over-year improvement in our operating margins can be attributable to our cost savings initiatives and productivity improvements in both the Americas and Europe, as well as by fiscal 2004 results including special charges (see Note 11 of the Notes to Consolidated Financial Statements) and higher costs associated with workforce reductions. We are especially pleased with our progress in Europe, which has shown significant improvements in performance and productivity. During fiscal 2005, we have continued to upgrade and harmonize our European systems and processes. All locations previously utilizing the SAP systems in place at the time of our acquisition of Computer 2000 AG in 1998 have now been upgraded to the latest version of this comprehensive business software, mySAP™ Business Suite (“mySAP™”). We plan to continue the implementation of mySAP™ in virtually all of our European locations that currently use other (non-SAP) systems. We expect this phase of the project to continue through fiscal 2006.

mySAP™ Business Suite is a registered trademark of SAP AG in Germany and in other countries.

Results of Operations

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three and six months ended July 31, 2004 and 2003 as follows:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.16	94.32	94.23	94.51

Gross profit	5.84	5.68	5.77	5.49
Selling, general and administrative expenses	4.75	4.96	4.67	4.68
Special charges	—	.07	—	.04

Operating income	1.09	.65	1.10	.77
Interest expense	.14	.11	.14	.13
Interest income	(.03)	(.03)	(.03)	(.04)
Net foreign currency exchange loss (gain)	.02	(.01)	(.01)	(.01)

Income before income taxes	.96	.58	1.00	.69
Provision for income taxes	.29	.17	.30	.21

Net income	.67%	.41%	.70%	.48%

Net Sales

Our consolidated net sales were $4.6 billion in the second quarter of fiscal 2005, a 9.6% increase when compared to the second quarter last year. Net sales for the second quarter of fiscal 2005 in the Americas increased by 3.8% and in Europe by 14.9% (9.1% on a euro basis). On a year-to-date basis, net sales were $9.4 billion in the first half of fiscal 2005, compared to $8.1 billion in the comparable semester of last year, an increase of 16.2% year-over-year. Net sales for the semester in the Americas increased by 6.6% whereas Europe saw an increase of 24.9% in U.S. dollar terms and an increase of 14.2% on a euro basis.

During the second quarter, our worldwide sales performance was a continuation of the positive demand trends we saw during the second half of last year and the first quarter of fiscal 2005. This quarter marks the fourth consecutive quarter we reported positive year-over-year sales growth within both the Americas and Europe on a local currency basis. As anticipated, sales growth slowed from the levels experienced during the last half of fiscal 2004 and the first quarter of fiscal 2005; however, we achieved the high end of our sales expectations during the second quarter. On a regional basis, we experienced growth throughout the Americas, whereas in Europe, the growth can be attributed to increased demand in most geographies throughout the region and the effect of the stronger euro compared to the U.S. dollar. During the six months ended July 31, 2004, in addition to the factors discussed previously regarding the second quarter, our year-to-date increase in net sales was positively affected by the acquisition of Azlan at the end of March 2003. We included Azlan’s net sales for the entire first half of fiscal 2005 compared to the inclusion of only four months of Azlan’s net sales in the first half of fiscal 2004.

We generated approximately 27% of our net sales in the second quarter of fiscal 2005 from products purchased from Hewlett-Packard Company (“HP”), compared to 29% of our net sales in the first quarter of fiscal 2005 and 31% of our net sales in the second quarter of fiscal 2004. HP continues to sell more products directly to end-users and/or resellers in certain product categories, customer segments and/or geographies. While our historical net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business, the impact on our current business has been minimal. HP continues to modify certain contract terms and conditions, which may push additional costs into the channel. In response to these changes, we will continue to evaluate and modify our pricing policies and terms and conditions with our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the quarter was 5.84%, an increase of .16% of net sales, or 16 basis points, compared to the second quarter of fiscal 2004. On a year-to-date basis, gross margin increased 28 basis points to 5.77% in 2005 compared to 5.49% in the first semester of fiscal 2004.

The increase in our gross margin during the second quarter of fiscal 2005 compared to fiscal 2004 can be primarily attributed to the impact of implementing Emerging Issues Task Force Number 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF Issue No. 02-16”). On a year-to-date basis, the increase in our gross margins can be attributed to the impact of EITF Issue No. 02-16, further discussed below, and the inclusion of six months of Azlan’s results (which include higher gross margins than our “legacy” operations, i.e. our operations excluding Azlan) during the first half of fiscal 2005 compared to only four months of Azlan’s results being included during the first half of fiscal 2004. During the second quarter of fiscal 2005, excluding the effect of EITF Issue No. 02-16, our gross margins in the Americas decreased compared to fiscal 2004, whereas in our legacy operations in Europe, we saw a slight increase in gross margins over fiscal 2004. On a year-to-date basis, both the Americas and Europe’s legacy operations experienced a decline in gross margins.

Excluding the effect of EITF Issue No. 02-16, our gross margin performance reflects the continued highly competitive pricing environment, especially in the Americas, and our desire to maintain, or in some cases, increase our market share position. Our second quarter performance in Europe reflects stronger execution of our pricing strategies within our legacy operations. We continue to evaluate our pricing policies and the terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margins from the current levels.

As discussed above, our gross margin was positively impacted by the implementation of EITF Issue No. 02-16, which requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. As the guidance was applicable only to vendor arrangements entered into or modified subsequent to December 31, 2002, it had only a partial impact on the first semester of fiscal 2004 but was fully effective in fiscal 2005. This had the effect of increasing our reported gross margin during the second quarter and first semester of 2005 by 47 basis points and 45 basis points, respectively, compared to 22 basis points and 15 basis points for the same periods of fiscal 2004 (see table below). At the end of July 2004, we had deferred approximately $5.7 million pending sale of the related inventory. Going forward, we do not expect there to be material deviations in our deferral for vendor consideration received; however, the actual deferred amounts recorded will be based on the nature and amount of vendor funding received and related quarter-end inventory levels. Similarly, to the extent there are no material changes to our future vendor agreements, of which no assurance can be made, we would expect the relative impact on gross margin and selling, general and administrative expenses (in basis points) in future quarters to be in the range of that experienced during the first semester of fiscal 2005.

The following table highlights the impact of EITF Issue No. 02-16 on our reported gross and operating margins:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Impact of reclassification ($ in thousands):
Increase in selling, general and administrative expenses	$21,387	$10,614	$41,694	$14,926
Decrease in cost of goods sold	(21,834)	(9,069)	(42,856)	(12,335)

(Increase) decrease in operating income	$(447)	$1,545	$(1,162)	$2,591

Gross margin:
As reported	5.84%	5.68%	5.77%	5.49%
Before adjustment for EITF Issue No. 02-16	5.37%	5.46%	5.32%	5.34%

Increase in gross margin	.47%	0.22%	.45%	0.15%

Operating margin:
As reported	1.09%	0.65%	1.10%	0.77%
Before adjustment for EITF Issue No. 02-16	1.08%	0.68%	1.09%	0.80%

Increase (decrease) in operating margin	.01%	(0.03)%	.01%	(0.03)%

Selling, general and administrative expenses (“SG&A”)

SG&A during the quarter increased by $10.6 million or 5.14% compared to the second quarter of the prior year. This increase can be attributed to the strengthening of the euro against the U.S. dollar and the implementation of EITF Issue No. 02-16. Excluding the above factors, SG&A actually declined on a year-over-year basis as we continued to improve our productivity worldwide.

Special Charges

We incurred special charges of $3.1 million during the three and six months ended July 31, 2003. These special charges were related to the closure of our education business in the United States and the restructuring of this business to an outsourced model. These charges primarily included the costs associated with employee severance, facility lease terminations and write-offs of fixed assets associated with the business. We incurred no special charges during the first semester of fiscal 2005.

Interest Expense, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 33.5% to $6.5 million in the second quarter of fiscal 2005 from $4.8 million in the second quarter of the prior year. On a year-to-date basis, interest expense increased 29.3% to $13.4 million in fiscal 2005 from $10.4 million in the prior year. Higher sales volume resulted in additional working capital requirements and higher average outstanding debt balances in both the first and second quarters of fiscal 2005.

Interest income decreased 14.6% to $1.2 million in the second quarter of fiscal 2005 from $1.4 million in the second quarter of the prior year. On a year-to-date basis, interest income decreased 18.2% to $2.5 million in the first semester of fiscal 2005 from $3.0 million in the prior year. The decrease in interest income during both the second quarter and first semester of fiscal 2005 compared to the prior year is primarily attributable to a decrease in cash available for investment.

We realized a net foreign currency exchange loss of $0.8 million in the second quarter of fiscal 2005 compared to a gain of $0.6 million in the second quarter of the prior year. On a year-to-date basis, we realized a net foreign currency exchange gain of $0.7 million in the first semester of fiscal 2005 compared to a net foreign currency exchange gain of $0.9 million in the comparable period of the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 30% in the second quarter of fiscal 2005 and 29.7% in the second quarter of fiscal 2004. On a year-to-date basis, our effective tax rate was 30% in fiscal 2005 compared to 31% in the prior year. The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At July 31, 2004, we believe we have appropriately accrued for probable income tax exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income in the second quarter of fiscal 2005 increased 78.6% to $30.7 million, or $0.52 per diluted share, compared to net income of $17.2 million, or $0.30 per diluted share in the second quarter of the prior year. On a year-to-date basis, net income in the first semester or fiscal 2005 increased 68.8% to $65.3 million, or $1.11 per diluted share, compared to $38.7 million, or $.68 per diluted share in the prior year.

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

Deferred Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Recent Accounting Pronouncements

No accounting pronouncements were issued during the six months ended July 31, 2004 which had a significant impact on our financial condition or results of operation.

Liquidity and Capital Resources

The following table summarizes Tech Data’s consolidated statements of cash flows for the first semester of fiscal 2005 and fiscal 2004 (in thousands):

	Six months ended July 31,
	2004	2003
Net cash flow provided by (used in):
Operating activities	$110,631	$251,556
Investing activities	(13,913)	(230,129)
Financing activities	(21,405)	51,563
Effect of exchange rate changes on cash and cash equivalents	(5,394)	(3,611)

Net increase in cash and cash equivalents	$69,919	$69,379

Net cash provided by operating activities of $110.6 million during the first semester of fiscal 2005 was primarily attributable to strong working capital management during the period. We have several key metrics we use to manage our working capital including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days decreased 2% to 34 days at July 31, 2004 compared to 35 days at July 31, 2003, resulting from improved management of our worldwide cash conversion cycle. Likewise, our owned inventory levels improved from a negative 13% at July 31, 2003 to a negative 19% at July 31, 2004, meaning our accounts payable balances at July 31, 2004 exceeded our inventory balances by 19%.

The following table presents the components of Tech Data’s cash conversion cycle for the quarters ended July 31, 2004 and 2003:

	Three months ended July 31,
	2004	2003
Days of sales outstanding	39	38
Days of supply in inventory	26	25
Days of purchases outstanding	(31)	(28)

Cash conversion cycle (days)	34	35

Net cash used in investing activities of $13.9 million during the first semester of fiscal 2005 was attributable to the continuing investment related to the expansion of our information technology (“IT”) systems, office facilities and equipment for our logistics centers, offset by the proceeds from the sale of one of the facilities at our headquarters campus in Clearwater, Florida. We expect to make capital expenditures of approximately $55.0–$60.0 million during fiscal 2005 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $21.4 million during the first semester of fiscal 2005 reflects net repayments on our revolving credit lines of $31.1 million offset by proceeds from the exercise of stock options.

As of July 31, 2004, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (rate of 3.0% at July 31, 2004) under this facility at the applicable currency rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2005. We pay interest (rate of 2.38% at July 31, 2004) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $558.9 million (average rate of 2.91% at July 31, 2004).

The aforementioned credit facilities total approximately $1.2 billion, of which $46.1 million was outstanding at July 31, 2004. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of July 31, 2004. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within our covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of July 31, 2004, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $748.9 million. In addition, at July 31, 2004, we had issued standby letters of credit of $20.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of our credit facilities, see Note 7 of Notes to Consolidated Financial Statements.

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

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2004, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

We believe our balance sheet continues to be one of the strongest in the industry, as evidenced by a senior debt to capital ratio of 4% and a total debt to capital ratio of 18% and that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the aforementioned credit facilities. Although not reflected in our Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities previously discussed. As of July 31, 2004, we were in compliance with all such covenants.

The Restructured Lease is fully funded at July 31, 2004, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at July 31, 2004 was approximately $17.4 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. The Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51” requires us to evaluate whether an entity with which we are involved meets the criteria of a VIE and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of our synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Guarantees

To encourage certain customers to purchase product from us, we provide financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the third-party lender. As of July 31, 2004 and January 31, 2004, the aggregate amount of guarantees under these arrangements totaled approximately $11.7 million and $18.6 million, respectively, of which approximately $7.2 million and $12.5 million, respectively, was outstanding. Additionally, we believe that, based on historical experience, the likelihood of a payment pursuant to such guarantees is remote. We also provide residual value guarantees related to the Restructured Lease, as discussed above.

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

The Azlan acquisition strengthened our position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in our consolidated financial statements since the date of acquisition. See also Note 4 of Notes to Consolidated Financial Statements.

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

The Company has continued to upgrade and harmonize the IT systems and processes used within its European operations. As of July 31, 2004, all locations previously utilizing the SAP systems in place at the time of our acquisition of Computer 2000 AG in 1998 have now been upgraded to the latest version of this comprehensive business software, mySAP™ Business Suite (“mySAP™”). To further standardize our business processes and systems across Europe, we plan to continue implementation of mySAP™ in virtually all of our European locations that currently use other (non-SAP) systems. We expect this phase of the project to continue through fiscal 2006. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

mySAP™ Business Suite is a registered trademark of SAP AG in Germany and in other countries.

PART II—OTHER INFORMATION

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

Item 2.    Changes In Securities And Use Of Proceeds

At the Annual Meeting of Shareholders (“Annual Meeting”) in June 2004, the shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to remove the preferred class of shares. No shares of preferred stock were outstanding as of January 31, 2004 or June 10, 2004, the date of the Annual Meeting.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission Of Matters To A Vote Of Security Holders

At the 2004 Annual Meeting of Shareholders held June 10, 2004, the shareholders approved the following items:

A proposal to approve the election of three directors, Charles E. Adair, Maximilian Ardelt and John Y. Williams, with terms to expire in 2007. Directors Kathy Misunas, Steven A. Raymund, James M. Cracchiolo, Jeffery P. Howells and David M. Upton will continue in office for their respective terms. The vote upon such proposal was as follows:

	For	Withheld
Charles E. Adair	50,340,166	2,336,525
Maximilian Ardelt	51,126,111	1,550,580
John Y. Williams	51,394,381	1,282,310

A proposal to approve an amendment to the 2000 Equity Incentive Plan of Tech Data Corporation adding provisions allowing for grants in the form of stock-settled stock appreciation rights and maximum value stock options. The vote upon such proposal was 40,382,268 in favor, 3,472,569 against and 350,072 abstained. Shares voted in abstentions had the effect of a vote against the amendment and broker non-votes were considered “not entitled to vote” on this proposal.

A proposal to amend and restate the Tech Data Corporation Amended and Restated Articles of Incorporation to remove the preferred class of shares and to make other minor changes. The vote upon such proposal was 44,054,692 in favor, 128,604 against and 21,613 abstained. Shares voted in abstentions had the effect of a vote against the amendment and broker non-votes were considered “not entitled to vote” on this proposal.

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

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on May 26, 2004 in connection with the issuance of its press release announcing the Company’s financial results for the first quarter of fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	September 8, 2004

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 8, 2004

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	September 8, 2004