Form 10-Q
period 2004-10-31
TECH DATA CORP
filed 2004-12-08
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2004
Common stock, par value $.0015 per share	58,332,350

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,034	$108,801
Accounts receivable, less allowance for doubtful accounts of $78,364 and $74,556	2,211,051	2,111,384
Inventories	1,462,497	1,330,081
Prepaid and other assets	132,861	130,038

Total current assets	3,957,443	3,680,304
Property and equipment, net	142,122	157,054
Goodwill	143,515	141,238
Other assets, net	189,566	189,290

Total assets	$4,432,646	$4,167,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$28,477	$80,221
Accounts payable	1,805,310	1,646,125
Accrued expenses	430,187	428,526

Total current liabilities	2,263,974	2,154,872
Long-term debt	307,376	307,934
Other long-term liabilities	46,942	46,591

Total liabilities	2,618,292	2,509,397

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 58,265,119 and 57,717,407 issued and outstanding	87	87
Additional paid-in capital	701,823	686,092
Retained earnings	852,485	749,337
Accumulated other comprehensive income	259,959	222,973

Total shareholders’ equity	1,814,354	1,658,489

Total liabilities and shareholders’ equity	$4,432,646	$4,167,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net sales	$4,771,090	$4,395,003	$14,172,217	$12,487,611
Cost of products sold	4,507,504	4,149,917	13,365,814	11,797,947

Gross profit	263,586	245,086	806,403	689,664
Selling, general and administrative expenses	206,911	203,481	646,164	582,428
Special charges (see Note 11)	—	—	—	3,065

Operating income	56,675	41,605	160,239	104,171
Interest expense	5,803	5,472	19,189	15,823
Interest income	(1,332)	(1,925)	(3,812)	(4,956)
Net foreign currency exchange gain	(1,811)	(384)	(2,493)	(1,238)

Income before income taxes	54,015	38,442	147,355	94,542
Provision for income taxes	16,205	11,920	44,207	29,313

Net income	$37,810	$26,522	$103,148	$65,229

Net income per common share:
Basic	$.65	$.47	$1.78	$1.15

Diluted	$.64	$.46	$1.75	$1.14

Weighted average common shares outstanding:
Basic	58,147	56,877	58,008	56,708

Diluted	59,088	57,781	59,018	57,229

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended October 31,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$14,101,700	$12,445,481
Cash paid to suppliers and employees	(13,954,238)	(12,230,482)
Interest paid	(11,438)	(9,979)
Income taxes paid	(26,824)	(33,272)

Net cash provided by operating activities	109,200	171,748

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(201,300)
Proceeds from sale of property and equipment	5,130	4,484
Expenditures for property and equipment	(15,358)	(25,861)
Software development costs	(13,773)	(16,171)

Net cash used in investing activities	(24,001)	(238,848)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of related tax benefit	14,256	9,980
Net (repayments) borrowings on revolving credit loans	(50,887)	20,236
Principal payments on long-term debt	(8,678)	(1,089)

Net cash (used in) provided by financing activities	(45,309)	29,127

Effect of exchange rate changes on cash	2,343	2,217

Net increase (decrease) in cash and cash equivalents	42,233	(35,756)
Cash and cash equivalents at beginning of period	108,801	157,191

Cash and cash equivalents at end of period	$151,034	$121,435

Reconciliation of net income to net cash provided by operating activities:
Net income	$103,148	$65,229

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,409	39,234
Provision for losses on accounts receivable	11,971	18,552
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69,719)	(42,130)
Inventories	(108,625)	(153,618)
Prepaid and other assets	(427)	(10,006)
Accounts payable	128,544	268,071
Accrued expenses	2,899	(13,584)

Total adjustments	6,052	106,519

Net cash provided by operating activities	$109,200	$171,748

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

Basis of Presentation

The consolidated financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of October 31, 2004, and the results of their operations for the three and nine months ended October 31, 2004 and 2003, and their cash flows for the nine months ended October 31, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during our second and third fiscal quarters and an increase in European demand during our fiscal fourth quarter. Given a majority of the Company’s revenues are now derived from Europe, the worldwide results will more closely follow the seasonality trends in Europe. The life cycle of major products and any company acquisition or disposition may also materially impact the business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2005.

Recent Accounting Pronouncements & Legislation

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. Upon its effective date of December 15, 2004, EITF Issue No. 04-8 will require the contingent shares issuable under the Company’s existing convertible subordinated debentures to be included in the Company’s diluted earnings per share calculation retroactive to the date of issuance of the debentures by applying the “if converted” method under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The Company has followed the existing interpretation of SFAS No. 128, which requires the inclusion of the impact of the conversion of the Company’s existing convertible subordinated debentures only when and if the conversion thresholds are reached. As the conversion thresholds have not been reached, the Company has not included the impact of the conversion of the existing convertible subordinated debentures in the computation of diluted earnings per share through the periods ended October 31, 2004.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent the Company’s existing convertible subordinated debentures remain outstanding as of January 31, 2005, EITF Issue No. 04-8 would require the Company to restate previously reported diluted earnings per share. This restatement would result in lower diluted earnings per share than previously reported for quarterly periods subsequent to the issuance of the existing convertible subordinated debentures with the exception of the fourth quarter of fiscal 2003, during which the impact was anti-dilutive as the Company incurred a net loss during the period. The Company is currently pursuing an exchange transaction (“Exchange Offer”) whereby the Company has offered new convertible subordinated debentures (“New Notes”) in exchange for the existing convertible subordinated debentures. The New Notes have substantially identical terms to the existing convertible subordinated debentures but also include: a) a net share settlement feature that provides that holders will receive, upon conversion, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any.

If the Exchange Offer is successfully completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the New Notes and will result in lower diluted earnings per share only when and if the Company’s stock price exceeds the conversion price. The Company has the option to terminate the Exchange Offer if less than 75% of the existing notes are exchanged. In the event more than 75% of the existing notes are exchanged during the Exchange Offer, the Company’s diluted earnings per share would not be materially different than that previously reported. If the Exchange Offer is not completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the existing convertible subordinated debentures and will result in lower restated diluted earnings per share of approximately 4% for each of the three and nine month periods ended October 31, 2004 and 2003.

The Company expects to incur approximately $.8 million of professional fees in conjunction with the Exchange Offer and will expense these fees as incurred. See further discussion of the existing convertible subordinated debentures and the Exchange Offer at Note 7 below.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect Tech Data. The Company is in the process of analyzing the law in order to determine its effects, if any, on the Company’s consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 are to be applied prospectively. The Company has not determined the impact, if any, that the adoption of SFAS No. 151 may have on the Company’s future consolidated financial position and results of operations.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—EARNINGS PER SHARE (“EPS”):

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the exercise of stock options using the treasury stock method. The composition of basic and diluted net income per common share is as follows:

	2004			2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Three months ended October 31:
Basic EPS	$37,810	58,147	$.65	$26,522	56,877	$.47

Effect of dilutive securities:
Stock options	—	941		—	904

Diluted EPS	$37,810	59,088	$.64	$26,522	57,781	$.46

Nine months ended October 31:
Basic EPS	$103,148	58,008	$1.78	$65,229	56,708	$1.15

Effect of dilutive securities:
Stock options	—	1,010		—	521

Diluted EPS	$103,148	59,018	$1.75	$65,229	57,229	$1.14

At October 31, 2004 and 2003, there were 3,768,366 and 2,692,655 shares, respectively, related to stock options which were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

As discussed in Note 1, the Company continues to follow the existing interpretation of SFAS No. 128, “Earnings Per Share”, in calculating earnings per share. Therefore, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. The contingent conversion feature requires the market price of the common stock to exceed a specified percentage, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, of the conversion price per share of common stock. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of $59.53 per share. As discussed previously, the Company is pursuing an Exchange Offer of these debentures. The terms of this Exchange Offer and its potential financial statement impact are further discussed in Notes 1 and 7.

The Company issued 547,712 shares of stock during the first nine months of fiscal 2005 and 484,468 shares of stock during the first nine months of fiscal 2004.

Stock-Based Compensation

At October 31, 2004, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”)

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding. The pro forma results were calculated with the use of the Black-Scholes option-pricing model.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$37,810	$26,522	$103,148	$65,229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,564)	(5,139)	(13,487)	(16,828)

Pro forma net income	$33,246	$21,383	$89,661	$48,401

Earnings per share:
Basic—as reported	$.65	$.47	$1.78	$1.15

Basic—pro forma	$.57	$.38	$1.55	$.85

Diluted—as reported	$.64	$.46	$1.75	$1.14

Diluted—pro forma	$.56	$.37	$1.52	$.85

The weighted-average fair value of options granted and the weighted-average assumptions used for the three and nine months ended October 31, 2004 and 2003 were as follows:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Weighted-average fair value of option granted	$16.95	$16.99	$19.87	$13.06
Weighted-average assumptions:
Expected option term (years)	4	4	4	4
Expected volatility	52%	63%	57%	66%
Risk-free interest rate	3.26%	2.86%	2.49%	2.54%
Expected dividend yield	0%	0%	0%	0%

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income, net of taxes, for the three and nine months ended October 31, 2004 and 2003 is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Comprehensive income:
Net income	$37,810	$26,522	$103,148	$65,229
Change in CTA(1)	85,763	47,134	36,986	94,517

Total	$123,573	$73,656	$140,134	$159,746

(1)	There were no income tax effects for the three and nine month periods ended October 31, 2004 and the three months ended October 31, 2003. For the nine month period ended October 31, 2003, the amount shown is net of income taxes of $5.6 million.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended October 31, 2004, activity related to the Company’s accruals for integration and restructuring costs associated with these plans is as follows (in thousands):

	Employee Termination Benefits	Facility Costs	Total
Balance as of January 31, 2004	$6,600	$14,600	$21,200
Additional accruals (increase to goodwill)	688	2,358	3,046
Amounts released from accrual (reduction of goodwill)	(602)	(335)	(937)
Cash payments	(4,227)	(819)	(5,046)
Other(1)	(112)	(528)	(640)

Balance as of April 30, 2004	2,347	15,276	17,623
Additional accruals (increase to goodwill)	—	—	—
Amounts released from accrual (reduction of goodwill)	(225)	(1,853)	(2,078)
Cash payments	(1,228)	(2,830)	(4,058)
Other(1)	28	155	183

Balance as of July 31, 2004	922	10,748	11,670
Additional accruals (increase to goodwill)	—	—	—
Amounts released from accrual (reduction of goodwill)	(89)	(316)	(405)
Cash payments	(253)	(2,038)	(2,291)
Other(1)	49	428	477

Balance as of October 31, 2004	$629	$8,822	$9,451

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

The following unaudited pro forma financial information presents results as if the acquisition had occurred at the beginning of the first quarter of fiscal 2004 (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net sales	$4,771,090	$4,395,003	$14,172,217	$12,660,357

Net income	$37,810	$26,522	$103,148	$66,685

Net income per common share:
Basic	$.65	$.47	$1.78	$1.18

Diluted	$.64	$.46	$1.75	$1.17

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the carrying amount of goodwill for the three and nine months ended October 31, 2004 is as follows (in thousands):

	Americas	Europe	Total
Balance as of January 31, 2004	$2,966	$138,272	$141,238
Goodwill acquired during the period	—	2,109	2,109
Adjustments to previously recorded purchase price	—	—	—
Foreign currency translation adjustment	—	(4,748)	(4,748)

Balance as of April 30, 2004	2,966	135,633	138,599
Goodwill acquired during the period	—	—	—
Adjustments to previously recorded purchase price		(3,323)	(3,323)
Foreign currency translation adjustment	—	317	317

Balance as of July 31, 2004	$2,966	$132,627	$135,593

Goodwill acquired during the period	—	—	—
Adjustments to previously recorded purchase price	—	(405)	(405)
Foreign currency translation adjustment	—	8,327	8,327

Balance as of October 31, 2004	$2,966	$140,549	$143,515

Included within Other Assets (non-current) are intangible assets as follows (in thousands):

	October 31, 2004			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Capitalized software and development costs	$186,046	$102,169	$83,877	$160,501	$80,910	$79,591
Customer list	30,753	11,674	19,079	30,040	8,553	21,487
Trademark	7,655	2,423	5,232	7,493	1,262	6,231
Other intangible assets	694	570	124	663	516	147

Total	$225,148	$116,836	$108,312	$198,697	$91,241	$107,456

Amortization expense for the three and nine months ended October 31, 2004 was $5.1 million and $14.7 million, respectively. Amortization expense for the three and nine months ended October 31, 2003 was $4.2 million and $11.0 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service for the current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2005	$19,800
2006	17,900
2007	15,700
2008	13,400
2009	10,400

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company capitalized intangible assets of $4.2 million and $13.8 million for the three and nine months ended October 31, 2004, respectively, and $4.7 million and $16.2 million for the three and nine months ended October 31, 2003, respectively. These capitalized intangible assets related primarily to software and development expenditures. The weighted average amortization period for all intangible assets capitalized during the three and nine month periods ended October 31, 2004 approximated nine years. For the three and nine month periods ended October 31, 2003 the amortization period approximated eight years.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION:

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid-in capital of approximately $1.5 million and $1.2 million, respectively, during the nine month periods ended October 31, 2004 and 2003, related to the disqualifying disposition of employee stock options.

NOTE 7—REVOLVING CREDIT LOANS AND LONG-TERM DEBT:

Revolving Credit Loans

	October 31, 2004	January 31, 2004
	(In thousands)
Receivables Securitization Program, interest rate of 2.34% at October 31, 2004, expiring August 2005	$—	$8,188
Multi-currency Revolving Credit Facility, interest rate of 3.50% at October 31, 2004, expiring May 2006	—	—
Other revolving credit facilities, average interest rate of 3.18% at October 31, 2004, with various expiration terms of less than one year	28,477	72,033

	$28,477	$80,221

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2005, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $582.4 million and $545.3 million at October 31, 2004 and January 31, 2004, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $590.1 million at October 31, 2004 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aforementioned credit facilities total approximately $1.2 billion, of which $28.5 million was outstanding at October 31, 2004. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At October 31, 2004, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities. For example, the Company’s total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within the Company’s covenants allows for certain special charges, such as goodwill impairments, to be excluded. The maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $803.3 million as of October 31, 2004. In addition, at October 31, 2004, the Company had issued standby letters of credit of $29.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

Long-Term Debt

	October 31, 2004	January 31, 2004
	(In thousands)
Mortgage note payable, interest at 10.25%, principal and interest of $85,130 payable monthly, balloon payment due January 2005, repaid October 1, 2004	$—	$7,792
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021	290,000	290,000
Capital leases	18,944	19,400

	308,944	317,192
Less—current maturities (included in accrued expenses)	(1,568)	(9,258)

	$307,376	$307,934

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although the Company intends to satisfy any debentures submitted for repurchase with cash, the Company has the option to satisfy such repurchases in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the Company’s option at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated debentures, due 2021, has been excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met.

In October 2004, the FASB ratified the consensus reached by the EITF on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. Upon its effective date of December 15, 2004, EITF Issue No. 04-8 will require the contingent shares issuable under the Company’s existing convertible subordinated debentures to be included in the Company’s diluted earnings per share calculation retroactive to the date of issuance by applying the “if converted” method under SFAS No. 128, “Earnings Per Share”. The Company has followed the existing interpretation of SFAS No. 128, which requires the inclusion of the impact of the conversion of the Company’s existing convertible subordinated debentures only when and if the conversion thresholds are reached. As discussed above, due to the conversion thresholds having not been met, the Company has not included the impact of the conversion of the existing convertible subordinated debentures in the computation of diluted earnings per share through the periods ended October 31, 2004.

As discussed in Note 1, on November 16, 2004, the Company commenced an Exchange Offer whereby the Company has offered New Notes in exchange for the existing convertible subordinated debentures. The New Notes have substantially identical terms to the existing debentures but also include: a) a net share settlement feature that provides that holders will receive, upon conversion, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The Exchange Offer expires at midnight on December 14, 2004, unless extended or terminated earlier by the Company. The full terms of the Exchange Offer, a description of the new convertible subordinated debentures and the material differences between the existing convertible subordinated debentures and the New Notes and other information relating to the Exchange Offer and the Company are set forth in a Registration Statement on Form S-4 and the prospectus included therein, filed with the SEC on November 16, 2004.

To the extent the Company’s existing convertible subordinated debentures remain outstanding as of January 31, 2005, EITF Issue No. 04-8 would require the Company to restate previously reported diluted earnings per share. This restatement would result in lower diluted earnings per share than previously reported for quarterly periods subsequent to the issuance of the existing convertible subordinated debentures with the exception of the fourth quarter of fiscal 2003, during which the impact was anti-dilutive as the Company incurred a net loss during the period. If the Exchange Offer is successfully completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the New Notes and will result in lower diluted earnings per share only when and if the Company’s stock price exceeds the conversion price. The Company has the option to terminate the Exchange Offer if less than 75% of the existing notes are exchanged. In the event more than 75% of the existing notes are exchanged during the Exchange Offer, the Company’s diluted earnings per share would not be materially different than that previously reported. If the Exchange Offer is not completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the existing convertible subordinated debentures and will result in lower restated diluted earnings per share of approximately 4% for each of the three and nine month periods ended October 31, 2004 and 2003.

The Company expects to incur approximately $.8 million of professional fees in conjunction with the Exchange Offer and will expense these fees as incurred.

The aforementioned debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2004, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

Financial information by geographic segment is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net sales to unaffiliated customers
Americas	$2,135,538	$2,056,006	$6,254,243	$5,918,613
Europe	2,635,552	2,338,997	7,917,974	6,568,998

Total	$4,771,090	$4,395,003	$14,172,217	$12,487,611

Operating income
Americas	$36,187	$35,719	$101,799	$87,821
Europe	20,488	5,886	58,440	16,350

Total	$56,675	$41,605	$160,239	$104,171

Depreciation and amortization
Americas	$4,148	$4,798	$12,984	$15,431
Europe	9,572	8,680	28,425	23,803

Total	$13,720	$13,478	$41,409	$39,234

Capital expenditures
Americas	$2,138	$2,456	$6,626	$10,780
Europe	7,950	10,747	22,505	31,252

Total	$10,088	$13,203	$29,131	$42,032

Identifiable assets
Americas	$1,509,061	$1,431,468	$1,509,061	$1,431,468
Europe	2,923,585	2,566,912	2,923,585	2,566,912

Total	$4,432,646	$3,998,380	$4,432,646	$3,998,380

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
Europe	140,549	98,133	140,549	98,133

Total	$143,515	$101,099	$143,515	$101,099

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Synthetic Lease Facility

On October 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 7. Although not reflected in the Company’s Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities referred to in Note 7. As of October 31, 2004, the Company was in compliance with all such covenants.

The Restructured Lease is fully-funded at October 31, 2004, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at October 31, 2004 was approximately $16.2 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time. As of October 31, 2004 and January 31, 2004 the aggregate amount of guarantees under

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these arrangements totaled approximately $8.1 million and $18.6 million, respectively, of which approximately $4.2 million and $12.5 million, respectively, was outstanding. Losses due to these types of arrangements have not been significant to date, and the Company believes that its potential liability for future losses is remote.

The Company also provides residual value guarantees related to its synthetic lease facility as discussed above. To date, the Company has not incurred any losses related to these guarantees and believes that the probability of incurring future losses related to these guarantees is remote.

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred Stock

At the Annual Meeting of Shareholders (“Annual Meeting”) in June 2004, the shareholders approved a proposal to amend and restate the Company’s Amended and Restated Articles of Incorporation to remove the preferred class of shares. No shares of preferred stock were outstanding as of January 31, 2004 or June 10, 2004, the date of the Annual Meeting.

NOTE 11—SPECIAL CHARGES:

The Company incurred special charges of $3.1 million during the nine months ended October 31, 2003 related to the closure of the Company’s education business in the United States and the restructuring of this business to an outsourced model. These charges are primarily comprised of costs associated with employee severance, facility lease terminations and the write-offs of fixed assets associated with the business.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Tech Data is a leading global provider of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. Our offering of value-added services includes pre- and post-sale training and technical support, financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We have operations in the United States, Canada, Latin America, Europe and the Middle East and we manage our business in two geographic segments: the Americas and Europe (which includes our operations in Europe, the Middle East and export sales to Africa).

Our strategy is to leverage our highly efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms surrounding rebates and other incentives and price protection. We do not foresee any abatement of these issues in the near future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. In general, we believe we have responded to these market changes appropriately, through our focus on superior execution, cost management and disciplined pricing practices, which reflect the value we provide our customers. In addition, we continue to seek new market opportunities to leverage our cost model. On that front, we continue to advance our Specialized Business Unit (“SBU”) model worldwide, which supports our diversification into more specialized, higher-value market segments. For example, our acquisition of Azlan Group PLC (“Azlan”) at the end of March 2003 enhanced our European presence in the high-end networking space. Finally, we continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategically investing in our internal systems. These improvements are evidenced by our significant investments in the harmonization and upgrade of our European systems infrastructure. From a balance sheet perspective, we require working capital primarily to finance accounts receivable. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs.

The following table summarizes our net sales, change in net sales and operating margin by segment for the three and nine months ended October 31, 2004 and 2003:

	Three months ended October 31, 2004		Three months ended October 31, 2003
	$	% of net sales	$	% of net sales
Net sales ($ in thousands)
Americas	$2,135,538	44.8%	$2,056,006	46.8%
Europe	2,635,552	55.2%	2,338,997	53.2%

Worldwide	$4,771,090	100.0%	$4,395,003	100.0%

	Nine months ended October 31, 2004		Nine months ended October 31, 2003
	$	% of net sales	$	% of net sales
Net sales ($ in thousands)
Americas	$6,254,243	44.1%	$5,918,613	47.4%
Europe	7,917,974	55.9%	6,568,998	52.6%

Worldwide	$14,172,217	100.0%	$12,487,611	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Year-over-year increase (decrease) in net sales (%)
Americas	3.9%	1.1%	5.7%	(8.3)%
Europe (US$)	12.7%	31.7%	20.5%	24.6%
Europe (euro)	4.4%	13.1%	10.8%	3.6%
Worldwide (US$)	8.6%	15.3%	13.5%	6.5%

	Three months ended October 31, 2004		Three months ended October 31, 2003
	$	% of net sales	$	% of net sales
Operating profit ($ in thousands)
Americas	$36,187	1.69%	$35,719	1.74%
Europe	20,488.78%		5,886.25%

Worldwide	$56,675	1.19%	$41,605.95%

	Nine months ended October 31, 2004		Nine months ended October 31, 2003
	$	% of net sales	$	% of net sales
Operating profit ($ in thousands)
Americas	$101,799	1.63%	$87,821	1.48%
Europe	58,440.74%		16,350.25%

Worldwide	$160,239	1.13%	$104,471.83%

Net sales for the third quarter of fiscal 2005 were $4.8 billion, an increase of 8.6% from $4.4 billion in the third quarter of fiscal 2004 and an increase of 4.2% from the second quarter of the current fiscal year. On a regional basis, net sales in Europe increased 12.7% (4.4% on a euro basis) over the third quarter of fiscal 2004 and net sales in the Americas increased 3.9% for the same period. On a year-to-date basis, net sales increased 13.5% to $14.2 billion in the first nine months of fiscal 2005, compared to $12.5 billion in the comparable period of last year. Regionally, net sales in Europe saw an increase of 20.5% (10.8% on a euro basis) whereas sales in the Americas increased 5.7% for the same period.

During the third quarter, our worldwide sales performance was a continuation of the positive demand trends we saw during the last half of fiscal 2004 and the first half of fiscal 2005. This quarter marks the fifth consecutive quarter we reported positive year-over-year sales growth within both the Americas and Europe on a local currency basis. On a regional basis, during both the third quarter and year-to-date, we experienced year-over-year growth throughout the Americas and in most geographies throughout Europe. In addition, our growth in Europe was particularly impacted by the effect of the stronger euro compared to the U.S. dollar. Finally, our year-to-date increase in net sales was positively affected by the acquisition of Azlan at the end of March 2003. We included Azlan’s net sales for the entire nine months ended October 31, 2004 compared to only seven months of Azlan’s net sales during the nine months ended October 31, 2003.

Our operating margin during the third quarter of fiscal 2005 was 1.19% compared to .95% in the third quarter of fiscal 2004. On a year-to-date basis, the operating margin during the first nine months of fiscal 2005 was 1.13% compared to .83% in the first nine months of fiscal 2004. During both the three and nine month periods ended October 31, 2004, the year-over-year improvement in our operating margins is attributable to our cost saving initiatives and productivity improvements in both the Americas and Europe, as well as by fiscal 2004 results including special charges (see Note 11 of the Notes to Consolidated Financial Statements) and higher costs associated with workforce reductions. We are especially pleased with our progress in Europe, which has shown significant improvements in performance and productivity as we reap the benefits of cost savings initiatives implemented during fiscal 2004. During fiscal 2005, we have continued to upgrade and harmonize our European systems and processes. All locations previously utilizing the SAP systems in place at the time of our acquisition of Computer 2000 AG in 1998 have now been upgraded to the latest version of this comprehensive business software, mySAP™ Business Suite (“mySAP™”). We plan to continue the implementation of mySAP™ in virtually all of our European locations that currently use other (non-SAP) systems. We expect this phase of the project to continue through fiscal 2006 and the early part of fiscal 2007.

Results of Operations

The following table sets forth our Consolidated Statement of Income as a percentage of net sales derived from the Company’s Consolidated Statement of Income for the three and nine months ended October 31, 2004 and 2003 as follows:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.48	94.42	94.31	94.48

Gross profit	5.52	5.58	5.69	5.52
Selling, general and administrative expenses	4.33	4.63	4.56	4.66
Special charges	—	—	—	.03

Operating income	1.19	.95	1.13	.83
Interest expense	.12	.13	.14	.13
Interest income	(.03)	(.04)	(.03)	(.04)
Net foreign currency exchange gain	(.03)	(.01)	(.02)	(.01)

Income before income taxes	1.13	.87	1.04	.75
Provision for income taxes	.34	.27	.31	.23

Net income	.79%	.60%	.73%	.52%

Net Sales

Our consolidated net sales were $4.8 billion in the third quarter of fiscal 2005, an increase of 8.6% when compared to the third quarter last year. Net sales for the third quarter of fiscal 2005 in the Americas increased by 3.9% and in Europe by 12.7% (4.4% on a euro basis). On a year-to-date basis, net sales were $14.2 billion in the first nine months of fiscal 2005, compared to $12.5 billion in the comparable nine months of last year, an increase of 13.5% year-over-year. Net sales in the Americas increased by 5.7% whereas Europe saw an increase of 20.5% (10.8% on a euro basis).

During the third quarter, our worldwide sales performance was a continuation of the positive demand trends we saw during the last half of fiscal 2004 and the first half of fiscal 2005. This quarter marks the fifth consecutive quarter we reported positive year-over-year sales growth within both the Americas and Europe on a local currency basis. On a regional basis, during both the third quarter and year-to-date, we experienced year-over-year growth in net sales throughout the Americas and in most geographies throughout Europe. In addition, our growth in Europe was particularly impacted by the effect of the stronger euro compared to the U.S. dollar. Finally, our year-to-date increase in net sales was positively affected by the acquisition of Azlan at the end of March 2003. We included Azlan’s net sales for the entire nine months ended October 31, 2004 compared to only seven months of Azlan’s net sales during the nine months ended October 31, 2003.

mySAP™ Business Suite is a registered trademark of SAP AG in Germany and in other countries.

We generated approximately 28% of our net sales in the third quarter of fiscal 2005 from products purchased from Hewlett-Packard Company (“HP”), compared to 29% and 27% of our net sales in the first and second quarters of fiscal 2005 and 32% of our net sales in the third quarter of fiscal 2004. HP continues to sell products directly to end-users and/or resellers in certain product categories, customer segments and/or geographies. While our historical net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business, the impact on our current business has been minimal. HP continues to modify certain contract terms and conditions, which may push additional costs into the channel. In response to these changes, we will continue to evaluate and modify our pricing policies and terms and conditions with our customers as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the third quarter was 5.52%, a decrease of .06% of net sales, or six basis points, compared to the third quarter of fiscal 2004. On a year-to-date basis, gross margin increased 17 basis points to 5.69% in the first nine months of fiscal 2005 compared to 5.52% in the first nine months of fiscal 2004.

The decrease in our gross margin during the third quarter of fiscal 2005 compared to fiscal 2004 is primarily the result of the competitive pricing environment in both the Americas and Europe, partially offset by an additional $8.7 million, or 16 basis points, of vendor consideration reclassified as a reduction of cost of goods sold in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, in accordance with Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. On a year-to-date basis, the increase in our gross margins is attributable to the impact of EITF Issue No. 02-16, further discussed below, and the inclusion of nine months of Azlan’s results (which include higher gross margins than our “legacy” operations, i.e. our operations excluding Azlan) during the first nine months of fiscal 2005 compared to only seven months of Azlan’s results being included during the first nine months of fiscal 2004. On a year-to-date basis, excluding the effect of EITF No. 02-16, both the Americas and Europe’s legacy operations experienced a decline in gross margins.

Excluding the effect of EITF Issue No. 02-16, our gross margin performance reflects the continued highly competitive pricing environment and our desire to maintain, or in some cases increase, our market share position. We continue to evaluate our pricing policies and the terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

As discussed above, our gross margin was positively impacted by the implementation of EITF No. 02-16, which requires that, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. As the guidance was applicable only to vendor arrangements entered into or modified subsequent to December 31, 2002, it had only a partial impact during fiscal 2004 but was effective for all vendor arrangements throughout fiscal 2005. This had the effect of increasing our reported gross margin by 46 basis points for both the third quarter and first nine months of fiscal 2005, respectively, compared to 30 basis points and 20 basis points for the same periods of fiscal 2004 (see table below). As of October 31, 2004, we have deferred approximately $6.2 million of such vendor consideration, pending sale of the related inventory. Going forward, we do not expect there to be material deviations in our deferral for vendor consideration received; however, the actual deferred amounts recorded will be based on the nature and amount of vendor funding received and related quarter-end inventory levels. Similarly, to the extent there are no material changes to our future vendor agreements, of which no assurance can be made, we would expect the relative impact on gross margin and selling, general and administrative expenses (in basis points) in future quarters to be in the range of that experienced during the first nine months of fiscal 2005.

The following table highlights the impact of EITF Issue No. 02-16 on our reported gross and operating margins:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Impact of reclassification ($ in thousands):
Increase in selling, general and administrative expenses	$22,293	$14,984	$63,987	$29,910
Decrease in cost of goods sold	(21,931)	(13,241)	(64,787)	(25,576)

(Increase) decrease in operating income	$362	$1,743	$(800)	$4,334

Gross margin:
As reported	5.52%	5.58%	5.69%	5.52%
Before adjustment for EITF Issue No. 02-16	5.06%	5.28%	5.23%	5.32%

Increase in gross margin	.46%	0.30%	.46%	0.20%

Operating margin:
As reported	1.19%	0.95%	1.13%	0.83%
Before adjustment for EITF Issue No. 02-16	1.20%	0.99%	1.12%	0.86%

(Decrease) increase in operating margin	(.01)%	(0.04)%	.01%	(0.03)%

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales during the third quarter was 4.33%, a decrease of .30% of net sales, or 30 basis points, compared to the third quarter of fiscal 2004. On a year-to-date basis, SG&A decreased 13 basis points, to 4.56% in the first nine months of fiscal 2005 compared to 4.66% in the first nine months of fiscal 2004. The decrease in SG&A as a percentage of sales is the result of continuing cost saving initiatives and improvements in productivity, offset in part by the effects of EITF Issue No. 02-16.

In absolute dollars, SG&A increased by $3.4 million or 1.7% in the third quarter of fiscal 2005 compared to the same period of the prior year. This increase is attributable to the strengthening of the euro against the U.S. dollar and the implementation of EITF Issue No. 02-16. Excluding the above factors, SG&A actually declined in fiscal 2005 on a year-over-year basis, both during the third quarter and year-to-date.

Special Charges

We incurred special charges of $3.1 million during the nine months ended October 31, 2003. These special charges were related to the closure of our education business in the United States and the restructuring of this business to an outsourced model. These charges primarily included the costs associated with employee severance, facility lease terminations and write-offs of fixed assets associated with the business. We incurred no special charges during the nine months ended October 31, 2004.

Interest Expense, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 6.0% to $5.8 million in the third quarter of fiscal 2005 from $5.5 million in the third quarter of the prior year. On a year-to-date basis, interest expense increased 21% to $19.2 million in fiscal 2005 from $15.8 million in the prior year. Higher sales volume resulted in additional working capital requirements during both the third quarter and first nine months of fiscal 2005 compared to the same periods of the prior year.

Interest income decreased 31% to $1.3 million in the third quarter of fiscal 2005 from $1.9 million in the third quarter of the prior year. On a year-to-date basis, interest income decreased 23% to $3.8 million in the first nine months of fiscal 2005 from $5.0 million in the prior year. The decrease in interest income during both the third quarter and first nine months of fiscal 2005 compared to the same periods of the prior year is primarily attributable to a decrease in cash available for investment.

We realized a net foreign currency exchange gain of $1.8 million in the third quarter of fiscal 2005 compared to a gain of $0.4 million in the third quarter of the prior year. On a year-to-date basis, we realized a net foreign currency exchange gain of $2.5 million in the first nine months of fiscal 2005 compared to a net foreign currency exchange gain of $1.2 million in the comparable prior year period. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 30% in the third quarter of fiscal 2005 and 31% in the third quarter of fiscal 2004. On a year-to-date basis, our effective tax rate was 30% in fiscal 2005 compared to 31% in the prior year. The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At October 31, 2004, we believe we have appropriately accrued for probable income tax exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income in the third quarter of fiscal 2005 increased 42.6% to $37.8 million, or $0.64 per diluted share, compared to net income of $26.5 million, or $0.46 per diluted share in the third quarter of the prior year. On a year-to-date basis, net income for the fist nine months of fiscal 2005 increased 58.1% to $103.1 million, or $1.75 per diluted share, compared to $65.2 million, or $1.14 per diluted share in the prior year.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements which may have an impact on our results of operations or financial condition, refer to Note 1 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following table summarizes Tech Data’s consolidated statements of cash flows for the nine months ended October 31, 2004 and 2003 (in thousands):

	Nine months ended October 31,
	2004	2003
Net cash flow provided by (used in):
Operating activities	$109,200	$171,748
Investing activities	(24,001)	(238,848)
Financing activities	(45,309)	29,127
Effect of exchange rate changes on cash and cash equivalents	2,343	2,217

Net increase (decrease) in cash and cash equivalents	$42,233	$(35,756)

Net cash provided by operating activities decreased in the nine months ended October 31, 2004 as compared to the corresponding period in fiscal 2003 due primarily to the timing of payments to vendors, offset in part by increased earnings over the prior year (especially in our European segment). We continue to focus on maintaining strong working capital management and have several key metrics we use to manage our working capital including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days decreased approximately 5% to 35 days at October 31, 2004 compared to 37 days at October 31, 2003, resulting from improved management of our worldwide cash conversion cycle. Likewise, our owned inventory levels improved from a negative 20% at October 31, 2003 to a negative 23% at October 31, 2004, meaning our accounts payable balances at October 31, 2004 exceeded our inventory balances by 23%.

The following table presents the components of Tech Data’s cash conversion cycle for the quarters ended October 31, 2004 and 2003:

	Three months ended October 31,
	2004	2003
	(in days)
Days of sales outstanding	42	42
Days of supply in inventory	29	28
Days of purchases outstanding	(36)	(33)

Cash conversion cycle	35	37

Net cash used in investing activities of $24.0 million during the nine months ended October 31, 2004 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by the proceeds from the sale of one of the facilities at our headquarters campus in Clearwater, Florida. We expect to make total capital expenditures of approximately $50.0 to $55.0 million during fiscal 2005 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, web technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $45.3 million during the nine months ended October 31, 2004 reflects net repayments on our revolving credit lines and long-term debt of $59.6 million offset by $14.3 million in proceeds from the exercise of stock options.

As of October 31, 2004, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (rate of 3.50% at October 31, 2004) under this facility at the applicable currency rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2005. We pay interest (rate of 2.34% at October 31, 2004) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $590.1 million (average rate of 3.18% at October 31, 2004).

The aforementioned credit facilities total approximately $1.2 billion, of which $28.5 million was outstanding at October 31, 2004. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of October 31, 2004. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within our covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of October 31, 2004, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $803.3 million. In addition, at October 31, 2004, we had issued standby letters of credit of $29.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of our credit facilities, see Note 7 of Notes to Consolidated Financial Statements.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into our common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of our common stock. Holders have the option to require us to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although it is our intention to use cash to satisfy any debentures submitted for repurchase, we have the option to satisfy such repurchases in either cash and/or our common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at our option at any time on or after December 20, 2005. We will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. In addition, the dilutive impact of the $290.0 million of convertible subordinated debentures, due 2021, has been excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

In October 2004, the FASB ratified the consensus reached by the EITF on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. Upon its effective date of December 15, 2004, EITF Issue No. 04-8 will require the contingent shares issuable under the Company’s existing convertible subordinated debentures to be included in the Company’s diluted earnings per share calculation retroactive to the date of issuance by applying the “if converted” method under SFAS No. 128, “Earnings Per Share”. The Company has followed the existing interpretation of SFAS No. 128, which requires the inclusion of the impact of the conversion of the Company’s existing convertible subordinated debentures only when and if the conversion thresholds are reached. As discussed above, due to the conversion thresholds having not been met, the Company has not included the impact of the conversion of the existing convertible subordinated debentures in the computation of diluted earnings per share through the periods ended October 31, 2004.

On November 16, 2004, we commenced an exchange transaction (“Exchange Offer”) whereby we offered new convertible subordinated debentures (“New Notes”) in exchange for the existing convertible subordinated debentures. The New Notes have substantially identical terms to the existing debentures but also include: a) a net share settlement feature that provides that holders will receive, upon conversion, cash for the principal amount of the debentures and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the debenture holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The Exchange Offer expires at midnight on December 14, 2004, unless extended or terminated earlier by us. The full terms of the Exchange Offer, a description of the new convertible debentures and the material differences between the existing convertible subordinated debentures and the New Notes and other information relating to the Exchange Offer and the Company are set forth in a Registration Statement on Form S-4 and the prospectus included therein, filed with the SEC on November 16, 2004.

To the extent the Company’s existing convertible subordinated debentures remain outstanding as of January 31, 2005, EITF Issue No. 04-8 would require the Company to restate previously reported diluted earnings per share. This restatement would result in lower diluted earnings per share than previously reported for quarterly periods subsequent to the issuance of the existing convertible subordinated debentures with the exception of the fourth quarter of fiscal 2003, during which the impact was anti-dilutive as the Company incurred a net loss during the period. If the Exchange Offer is successfully completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the New Notes and will result in lower diluted earnings per share only when and if the Company’s stock price exceeds the conversion price. The Company has the option to terminate the Exchange Offer if less than 75% of the existing notes are exchanged. In the event more than 75% of the existing notes are exchanged during the Exchange Offer, the Company’s diluted earnings per share would not be materially different than that previously reported. If the Exchange Offer is not completed prior to January 31, 2005, the restated diluted earnings per share will be calculated under the terms of the existing convertible subordinated debentures and will result in lower restated diluted earnings per share of approximately 4% for each of the three and nine month periods ended October 31, 2004 and 2003.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2004, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

We believe our balance sheet continues to be one of the strongest in the industry, as evidenced by a senior debt to capital ratio of 2% and a total debt to capital ratio of 16% and that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On October 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the aforementioned credit facilities. Although not reflected in our Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities previously discussed. As of October 31, 2004, we were in compliance with all such covenants.

The Restructured Lease is fully funded at October 31, 2004, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at October 31, 2004 was approximately $16.2 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

To encourage certain customers to purchase product from the Company, the Company provides financial guarantees to third-party lenders on behalf of those customers. The majority of these guarantees are for an indefinite period of time. As of October 31, 2004 and January 31, 2004 the aggregate amount of guarantees under these arrangements totaled approximately $8.1 million and $18.6 million, respectively, of which approximately $4.2 million and $12.5 million, respectively, was outstanding. Losses due to these types of arrangements have not been significant to date, and the Company believes that its potential liability for future losses is remote.

The Company also provides residual value guarantees related to its synthetic lease facility as discussed above. To date, the Company has not incurred any losses related to these guarantees and believes that the probability of incurring future losses related to these guarantees is remote.

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

The Azlan acquisition strengthened our position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in our consolidated financial statements since the date of acquisition. See also Note 4 of Notes to Consolidated Financial Statements.

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

The Company has continued to upgrade and harmonize the IT systems and processes used within its European operations. As of the end of the second quarter of fiscal 2005, all locations previously utilizing the SAP systems in place at the time of our acquisition of Computer 2000 AG in 1998 were upgraded to the latest version of this comprehensive business software, mySAP™ Business Suite (“mySAP™”). To further standardize our business processes and systems across Europe, we plan to continue implementation of mySAP™ in virtually all of our European locations that currently use other (non-SAP) systems. We expect this phase of the project to continue through fiscal 2006 and the early part of fiscal 2007. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K on August 26, 2004 in connection with the issuance of its press release announcing the Company’s financial results for the second quarter of fiscal 2005.

The Company furnished a Current Report on Form 8-K on September 1, 2004 in connection with:

•	an amendment to its Transfer and Administrative Agreement dated May 19, 2000 to extend the agreement one year and redefine a financial ratio, and

•	an amendment to its Receivables Purchase and Servicing Agreement dated May 19, 2000 to redefine a term and modify a provision of the agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

    (Registrant)

Signature	Title	Date

/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	December 8, 2004

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 8, 2004

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 8, 2004