Form 10-K
period 2005-01-31
TECH DATA CORP
filed 2005-04-01
CIK 790703

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 2005

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

Aggregate market value of the voting stock held by non-affiliates was $2,101,258,352 based on the reported last sale price of common stock on July 31, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2005
Common stock, par value $.0015 per share	58,987,853

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 7, 2005, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), ranked 111th of the FORTUNE 500 in 2004, is a leading global provider of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve more than 90,000 value-added resellers (“VARs”), direct marketers, retailers, corporate resellers, and Internet resellers in more than 100 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (including Europe, the Middle East and export sales to Africa).

We offer a variety of products from manufacturers and publishers such as Acer, Adobe, American Power, Apple, Autodesk, Canon, Cisco, Epson, Fujitsu-Siemens, Hewlett-Packard, IBM, Intel, Kingston, Lexmark, Logitech, Microsoft, Nortel Networks, NEC, Samsung, Sony, Symantec, 3Com, Toshiba, Viewsonic, and Xerox. Products are generally shipped the same day the orders are received from regionally located logistics centers.

Customers are provided with a high level of customer service through the Company’s pre- and post-sale technical support, electronic commerce tools (including on-line order entry, product integration services and electronic data interchange (“EDI”) services), customized shipping documents and access to flexible financing programs. While we strive to provide our customers with the best service available, revenues generated from the direct sale of services contributed less than 10% to Tech Data’s overall net sales.

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

In July 1998, we substantially enhanced our European presence with the acquisition of 83% of the voting common stock of Europe’s leading technology products distributor, Computer 2000 AG (“Computer 2000”). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data’s presence to 26 countries worldwide. In April 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG and the remaining minority interests in Computer 2000 were acquired in the third quarter of fiscal 2003.

In May 1999, we nearly doubled our Canadian business through the acquisition of Globelle Corporation (“Globelle”), a leading publicly-held Canadian distributor. The purchase of Globelle provided critical mass, a complementary product and geographic focus to our Canadian operations.

During the first quarter of fiscal 2004, we expanded our presence in the European networking and communications market through the acquisition of all of the outstanding stock of Azlan Group PLC (“Azlan”) for approximately $224.4 million plus acquisition-related expenses of $2.6 million, for a total purchase price of $227.0 million. The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services.

Industry

The wholesale distribution model has proven to be well suited for both manufacturers and publishers of IT products (also referred to throughout this document as “vendors” or “suppliers”) and resellers of those products.

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

Through collaborative supply chain management initiatives, we continue to advance the efficiency of our distribution model. By leveraging our infrastructure and logistics expertise, vendors benefit from a cost-effective alternative to selling directly to resellers or end-users. Our ability to provide a “virtual warehouse” of products for resellers means they no longer need to hold inventory, which reduces their costs and risks associated with handling products. In addition to enabling fast reseller access to a comprehensive hardware and software offering, we frequently ship products directly to end-users on behalf of our customers, thereby reducing the resellers’ costs of storing, maintaining, and shipping the products themselves. We facilitate this approach by personalizing shipping labels and packing documents with the resellers’ brand identities (e.g., logos), marketing messages and other specialized content.

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the internet, continues to have a significant impact on the cost efficiency of the wholesale distribution model. For example, we have established a more seamless supply chain in which end-user orders flow immediately from reseller internet sites to our logistics centers in closest proximity to the order destination. Advances like these are possible due to the financial and technical resources available to large-scale distributors such as ourselves, enabling a reduction in both our customers’ and our own transaction costs through more efficient purchasing and lower selling and delivery costs.

In summary, the IT distribution industry continues to address a broad spectrum of reseller and vendor requirements despite certain vendors such as Hewlett-Packard Company (“HP”) continuing with direct sales of certain products, predominantly in the U.S., to end-users and/or resellers. New products and emerging market opportunities have helped to offset the impact of vendor direct sales on IT distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate key markets like the small- and mid-sized business (“SMB”) sector, which rely on VARs—our primary customer base—to gain access to and support for new technology. The economies of scale and global reach of large industry-leading distributors are expected to continue to be significant competitive advantages in this marketplace.

Our fiscal 2005 results reflected our ability to respond and adjust to diverse market conditions, capitalizing on business opportunities in the Americas and EMEA with customers of all sizes – from VARs focused on SMB to large solution providers serving the Fortune 500 enterprise customers. In each quarter throughout fiscal 2005, we recorded solid growth in earnings per share compared to fiscal 2004. Strong balance sheet management, diligent selling, general and administrative expense control, and solid overall execution were among our highlights throughout the 2005 fiscal year.

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

Our product line is continually strengthened in order to provide our customers with access to the latest technology products. However, from time to time, the demand for certain products that we sell exceeds the supply available from the manufacturer or publisher. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

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

Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value (see also Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Asset Management).

While we sell products in various countries throughout the world, and product categories may vary from region to region, over the past three years, sales within our consolidated product categories have remained fairly consistent within the following ranges:

Peripherals	43% – 46%
Systems	23% – 26%
Networking	14% – 19%
Software	13% – 18%

We generated approximately 28% of our consolidated net sales in fiscal 2005 from products purchased from HP compared to 32%, and 33% of consolidated net sales in fiscal 2004 and 2003. HP continues to sell products directly to end-users and/or resellers in certain product categories, customer segments and/or geographies. While our historical net sales have been adversely affected by this trend, which has been primarily focused on HP’s computer systems business, the impact on the results of our current fiscal year has been minimal. HP continues to modify certain contract terms and conditions, which may push additional costs into the channel. In response to these changes, we will continue to evaluate and modify our pricing policies and terms and conditions with our customers, as well as pursue other vendor and product categories. However, no assurance can be given that we will be successful in lessening the impact of these changes on our future results. In addition to HP, Microsoft software accounted for 10% of our net sales in fiscal 2003. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2005, 2004, or 2003.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 90,000 VARs, direct marketers, retailers, corporate resellers and Internet resellers and. While we sell products in various countries throughout the world, and customer channels may vary from region to region, over the past three years, sales within our consolidated customer channels have remained fairly consistent within the following ranges:

VARs	55% – 59%
Direct marketers, retailers and Internet resellers	22% – 26%
Corporate resellers	17% – 21%

No single customer accounted for more than five percent of our net sales during fiscal 2005, 2004, or 2003.

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

In addition to a strong product offering, we provide resellers a high level of customer service through our pre- and post-sale technical support, suite of electronic commerce tools (including internet order entry and EDI services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by giving them the opportunity to participate in a number of special promotions, training programs and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% to our overall revenues.

We provide our vendors one of the largest bases of resellers throughout the Americas and EMEA, delivering products to customers from our 28 regionally located logistics centers. Locating logistics centers near our customers enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2—Properties for further discussion of our locations and logistics centers).

Sales and Electronic Commerce

Currently, our sales force consists of approximately 1,300 field and inside telemarketing sales representatives. Field sales representatives are located in major metropolitan areas. Each field sales representative is supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between representatives of the customers and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call their inside sales teams on dedicated toll-free numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer.

Increasingly, customers rely upon our electronic ordering and information systems, in addition to our product catalogs and frequent mailings, as sources for product information, including availability and price. Our on-line computer systems allows the inside sales teams to check current stocking levels in the Company’s logistics centers. Through our website, most customers can gain remote access to our information systems to check product availability and pricing and to place orders. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2005, approximately $7.3 billion (37%) of our consolidated sales originated from orders received electronically, compared to approximately $5.9 billion (34%) in fiscal 2004.

We also provide comprehensive training to our field and inside telemarketing sales representatives regarding our policies and procedures and technical characteristics of products. In addition, these training programs are supplemented by product seminars offered by manufacturers and publishers.

Competition

We operate in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including Ingram Micro Inc., Synnex Corporation, and several regional and local distributors. The competitive environment within EMEA is highly fragmented, with market share spread among many regional and local competitors such as Actebis, and international distributors such as Ingram Micro and Westcon/Comstor.

We also compete, in some cases, with manufacturers and publishers who sell directly to resellers and end-users. However, we may become a business partner to these companies by providing supply chain or other services tailored to the IT market. We believe manufacturers and publishers will continue to sell their products through distributors rather than directly due to our ability to provide suppliers with access to our broad customer base in a highly efficient manner. Our network of logistics centers and our sales and product management expertise worldwide allow our suppliers to benefit by lowering their selling and inventory costs.

Employees

On January 31, 2005, we had approximately 8,500 employees located as follows: Americas – 3,250 and EMEA – 5,250. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on management boards. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While we operate primarily in one industry, because of our global presence, we manage our business based on our geographic segments. Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. As a result, our geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to the Caribbean) and 2) EMEA (Europe, Middle East, and export sales to Africa). Fiscal 2003 amounts have been reclassified to conform to the current period presentation. In fiscal 2005, 2004, and 2003, 62%, 60% and 53%, respectively, of our total net sales were derived outside of the United States.

Over the last three fiscal years, we have entered new markets or expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, risk and earnings potential. Such actions included:

•	Our acquisition of Azlan during the first quarter of fiscal 2004, for approximately $224.4 million plus acquisition-related expenses of $2.6 million, for a total purchase price of $227.0 million.

•	The sale of our Baltics operations (Estonia, Latvia and Lithuania) at the end of the fourth quarter of fiscal 2004 for their approximate book value of $1.6 million.

•	The closure of our operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which has been reflected in operating income during fiscal 2003.

•	The sale of our operations in Argentina to local management and the liquidation of one of our European financing subsidiaries during the fourth quarter of fiscal 2003. With respect to the Argentina transaction, we recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries in the fiscal 2003 Consolidated Statement of Income.

We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) and earnings potential around the world. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures, as well as recognize a portion of our accumulated other comprehensive income (loss) as a non-operating foreign currency exchange gain or loss (see Note 11 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of our net sales, operating income and identifiable assets).

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

Executive Officers

The following table sets forth the name, age and position of each of the persons who were serving as executive officers of Tech Data as of March 31, 2005:

Name	Age	Title
Steven A. Raymund	49	Chairman of the Board of Directors and Chief Executive Officer
Néstor Cano	41	President of Worldwide Operations
Jeffery P. Howells	47	Executive Vice President and Chief Financial Officer
Joseph A. Osbourn	57	Executive Vice President and Worldwide Chief Information Officer
Kenneth Lamneck	50	President of the Americas
Gerard F. Youna	51	President of Europe
Alain Amsellem	45	Senior Vice President of Southern Europe
Charles V. Dannewitz	50	Senior Vice President of Tax and Treasurer
Thomas J. Ducatelli	39	Senior Vice President of U.S. Sales
Andrew Gass	40	Senior Vice President of Northern Europe
Lawrence W. Hamilton	47	Senior Vice President of Human Resources
Thomas F. Huber	39	Senior Vice President of Central Europe
William J. Hunter	45	Senior Vice President and Chief Financial Officer of Europe
Robert G. O’Malley	59	Senior Vice President of U.S. Marketing
Richard Pryor-Jones	42	Senior Vice President & President, Enterprise Division-Europe / Managing Director, Azlan Group PLC
William K. Todd, Jr.	60	Senior Vice President of Logistics and Integration Services
Joseph B. Trepani	44	Senior Vice President and Corporate Controller
David R. Vetter	45	Senior Vice President, General Counsel and Secretary
Benjamin B. Godwin	53	Corporate Vice President, Real Estate and Corporate Services

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

Néstor Cano, President of Worldwide Operations, joined the Company (via Computer 2000) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in

Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President of the Americas. He was promoted to President of Worldwide Operations in August 2000. Mr. Cano holds a PDG (similar to an Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

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

Kenneth Lamneck, President of the Americas, joined the Company in March 2004 as President, the Americas. Prior to Tech Data, he served in various management positions at Arrow Electronics Distribution Division and most recently served as President, Arrow Richey Electronics division since 1999. Mr. Lamneck holds a Bachelors Degree in Engineering from the United States Military Academy at West Point and a Masters Degree in Business Administration from the University of Texas at El Paso.

Gerard F. Youna, President of Europe, joined the Company in 1989 as the Managing Director for Tech Data France. In 1999, he was promoted to Regional Managing Director for France and Israel. In September 2000, he was promoted to Senior Vice President of Southern Europe and in July 2004 was promoted to President of Europe. Mr. Youna received a degree in IT Engineering from the Institute Informatique d’Entreprise in Paris, France.

Alain Amsellem, Senior Vice President of Southern Europe, joined the Company in 1994 through Tech Data’s acquisition of French distributor, Softmart International, S.A. Mr. Amsellem was promoted to Senior Vice President of Southern Europe in August 2004. He is responsible for leading the distributor’s operations throughout France, Iberia (Spain and Portugal), Italy and Israel. Prior to his promotion, Mr. Amsellem was Tech Data’s Director of French Operations. Mr. Amsellem is a Chartered Accountant and holds a degree in management and chartered accountancy from Paris Dauphine University.

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

Thomas J Ducatelli, Senior Vice President of U.S. Sales, joined the Company in February 2005. Prior to joining Tech Data, he was Senior Vice President of Sales and Business Development for CompuCom Systems Inc. Mr. Ducatelli joined CompuCom in 1994 and held several leadership positions including National Sales Manager and Vice President of Business Development and Supply Chain before his promotion to senior vice president. Mr. Ducatelli holds a Bachelor’s Degree in Marketing from Southern Connecticut State University in New Haven.

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

Thomas F. Huber, Senior Vice President of Central Europe, joined the Company in February 2005. Prior to joining the Company, he was Director of Consumer Products at Accenture from 2001 to 2004. Huber was Deputy Chairman of Supervisory Boards with Vienna-based Billa/Rewe Group of food retailers. During his 12 years with Billa/Rewe Group, his positions included both Chief Operating Officer and Chief Financial Officer. Mr. Huber holds both a Doctorate and Masters Degree in Business Administration from the University of Vienna and a Masters Degree in Computer Science from the Technical University of Vienna.

William J. Hunter, Senior Vice President and Chief Financial Officer of Europe, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999, Mr. Hunter was promoted to Senior Vice President and Chief Financial Officer of Europe. Prior to joining the Company, he was employed by Price Waterhouse from January 1989 to April 1994. Mr. Hunter holds a Bachelor of Arts Degree in Philosophy from Tulane University and a Bachelor of Science Degree in Accounting from the University of South Florida.

Robert G. O’Malley, Senior Vice President of U.S. Marketing, joined the Company in March 2005. Prior to joining the Company, he most recently served as a consultant working with technology manufacturers to develop distribution and marketing strategies. In 1999 O’Malley became President of Intermec Technologies Corp and was later appointed as Chairman, Chief Executive Officer and President of Immersion Inc. Mr. O’Malley also served as President of MicroAge Data Services and has over 19 years of experience with IBM, where he served in several senior leadership roles. Mr. O’Malley holds a Masters Degree in Business Administration from Arizona State University and a Bachelor’s Degree in Aeronautical Engineering from the University of Minnesota in Minneapolis.

Richard Pryor-Jones, Senior Vice President & President, Enterprise Division-Europe / Managing Director, Azlan Group PLC, joined the Company in March 2003 through the Company’s acquisition of Azlan. He originally began with Azlan in 1997 as UK Sales Director, moving to UK Managing Director—a role which was later expanded to include the Nordics region. From 2000 to 2003, Mr. Pryor- Jones served as Azlan’s European Operations Director before moving into his present role in November 2003. Prior to joining Azlan, he was with Digital Equipment Corporation for 11 years where he served in various senior management roles.

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

David R. Vetter, Senior Vice President, General Counsel and Secretary, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. In March 2003, he was promoted to his current position of Senior Vice President, and effective July 2003, was appointed Corporate Secretary. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

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

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2005, we operated a total of 28 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 12, and EMEA – 16.

As of January 31, 2005, we leased or owned approximately seven million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate any material difficulty in renewing our leases as they expire or securing replacement facilities.

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

There have been no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended January 31, 2005.

PART II

ITEM 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Stock Market under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors does not intend to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ Stock Market, Inc. As of February 25, 2005, there were 463 holders of record. We believe that there are approximately 39,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2005
Fourth quarter	$46.00	$39.90
Third quarter	40.50	33.82
Second quarter	41.13	32.60
First quarter	42.80	33.41

	High	Low
Fiscal year 2004
Fourth quarter	$42.83	$31.48
Third quarter	35.33	29.30
Second quarter	32.68	23.51
First quarter	26.76	19.07

Equity Compensation and Stock Purchase Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and stock purchase plans as of January 31, 2005 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	5,001,310	$33.42	2,534,976
Employee stock purchase	—	—	627,581
Non-employee directors’ equity compensation	102,500	34.80	84,000

Total	5,103,810	33.45	3,246,557
Employee equity compensation plan not approved by shareholders(1)	1,739,775	36.19	606,466

Total	6,843,585	34.15	3,853,023

(1)	The 2000 Non-Qualified Stock Option Plan of Tech Data Corporation was included as an exhibit to our Registration Statement on Form S-8 (file no. 333-59198) filed on April 19, 2001, under which underlying shares of our common stock were registered. This exhibit is incorporated by reference.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the MD&A and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2005	2004(1)	2003	2002	2001
Income statement data:
Net sales	$19,790,333	$17,406,340	$15,738,945	$17,197,511	$20,427,679
Cost of products sold	18,678,301	16,424,694	14,907,187	16,269,481	19,331,616

Gross profit	1,112,032	981,646	831,758	928,030	1,096,063
Selling, general and administrative expenses	876,518	812,965	612,728	677,914	733,307
Special charges(2)	—	3,065	328,872	27,000	—

Operating income (loss)	235,514	165,616	(109,842)	223,116	362,756
Loss on disposition of subsidiaries, net	—	—	5,745	—	—
Interest expense, net	22,867	16,566	24,045	55,419	92,285
Net foreign currency exchange gain	(2,959)	(1,893)	(6,942)	(143)	(3,884)

Income (loss) before income taxes	215,606	150,943	(132,690)	167,840	274,355
Provision for income taxes(3)	53,146	46,796	67,128	57,063	96,033

Income (loss) before minority interest	162,460	104,147	(199,818)	110,777	178,322
Minority interest	—	—	—	—	339

Net income (loss)	$162,460	$104,147	$(199,818)	$110,777	$177,983

Net income (loss) per common share:
Basic	$2.79	$1.83	$(3.55)	$2.04	$3.34

Diluted	$2.74	$1.81	$(3.55)	$1.98	$3.14

Weighted average common shares outstanding:
Basic	58,176	56,838	56,256	54,407	53,234

Diluted	59,193	57,501	56,256	60,963	59,772

Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital	$1,488,617	$1,525,432	$1,399,283	$1,390,657	$967,283
Total assets	4,557,736	4,167,886	3,248,018	3,458,330	4,615,545
Revolving credit loans	68,343	80,221	188,309	86,046	1,249,576
Current portion of long-term debt	291,625	9,258	1,403	1,092	545
Long-term debt	17,215	307,934	314,498	612,335	320,757
Other long-term liabilities	45,178	46,591	16,155	4,737	—
Shareholders’ equity	1,927,471	1,658,489	1,338,530	1,259,933	1,195,314

(1)	See MD&A for effects of Azlan acquisition and adoption of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.”

(2)	See Note 12 of Notes to Consolidated Financial Statements for discussion of special charges. The special charges of $5.8 million for fiscal 2002 related to a variety of small software enhancements and tools that were no longer being used due to either their replacement with more current software or changes in the business, which rendered the software useless.

(3)	See Note 7 of Notes to Consolidated Financial Statements for discussion of reversal of previously accrued income taxes in fiscal 2005.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Annual Report on Form 10-K for the year ended January 31, 2005 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	risk of declines in inventory value

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of labor strikes

•	volatility of common stock

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Overview

Tech Data is a leading global provider of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. Our offering of value-added customer services includes pre- and post-sale training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (which includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (which includes Europe, the Middle East and export sales to Africa).

Similar to other companies in the technology industry, our fiscal 2003 results were negatively affected by the economic downturn. We responded by refining our operational practices, restructuring and implementing many other measures based on rigorous evaluation of all operations. As a result of these efforts, our financial results began to improve during the second half of fiscal 2004. For fiscal 2004 and through fiscal 2005, we have generated positive sales growth through the expansion of our existing operations, integration of acquisitions, the addition of new product categories and suppliers, the addition of new customers and increased sales to our existing customer base and the overall growth in the IT products and services distribution industry in general. In addition, we continue to seek new market opportunities to leverage our cost model. On that front, we continue to advance our Specialized Business Unit (“SBU”) model worldwide, that supports our diversification into more specialized, higher-value market segments. For example, our acquisition of Azlan Group PLC (“Azlan”) at the end of March 2003 enhanced our European presence in the high-end networking space. Our consolidated net sales increased from $15.7 billion in fiscal 2003, to $17.4 billion in fiscal 2004 and $19.8 billion in fiscal 2005.

Our strategy is to leverage our highly efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We do not foresee any abatement of these issues in the near future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

In general, we believe we have responded to the market changes appropriately, through our focus on superior execution, cost management and disciplined pricing practices, which is reflected in the value we provide to our customers. We continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategically investing in our internal systems. These improvements are evidenced by our continuing investments in upgrading and expanding our IT systems, office facilities and equipment for our logistics centers. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunications.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. Our balance sheet at January 31, 2005, was one of the strongest in the industry, with a debt to capital ratio of 16%.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 5% of our net sales; and (3) the value and adequacy of collateral received from customers, if any. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our financial results.

Inventory

We value our inventory at the lower of its cost or market value, with cost being determined on the first-in first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, personnel funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor.

We have historically recorded unrestricted volume rebates and early payment discounts received from vendors as a reduction of inventory and recognized the incentives as a reduction of cost of products sold when the related inventory was sold. With the implementation of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF Issue No. 02-16”), such treatment is also applicable for all other incentives we receive from vendors, such as cooperative advertising allowances and personnel funding. The impact of the implementation of EITF Issue No. 02-16 is discussed within the Results of Operations section of this document.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified.

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

Factors that may cause a goodwill or intangible asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results.

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the $11.5 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Recent Accounting Pronouncements and Legislation

See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements and legislation.

Results of Operations

Starting in the first quarter of fiscal 2004, we modified our management structure and combined our U.S., Canadian and Latin American operations into the Americas region. Our Canadian and Latin American operations were previously reported separately as the Other International region. As a result, our geographic segments include 1) the Americas (United States, Canada, Latin America and export sales to the Caribbean) and 2) EMEA (Europe, Middle East, and export sales to Africa). Fiscal 2003 amounts have been reclassified to conform to the current period presentation.

The following tables set forth our net sales change in net sales and operating margin, by geographic region for the years ended January 31, 2005, 2004 and 2003:

	2005	% of net sales	2004	% of net sales	2003	% of net sales
Net sales by geographic region:
Americas	$8,482,512	42.86%	$7,839,425	45.04%	$8,337,796	52.98%
EMEA	11,307,821	57.14	9,566,915	54.96	7,401,149	47.02

Total	$19,790,333	100.00%	$17,406,340	100.00%	$15,738,945	100.00%

	2005	2004	2003
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	8.2%	(6.0)%	(16.3)%
EMEA (US$)	18.2%	29.3%	2.3%
EMEA (Euro)	9.0%	7.6%	(5.1)%
Worldwide (US$)	13.7%	10.6%	(8.5)%

	2005	% of sales	2004	% of sales	2003	% of sales
Operating income (loss) and operating margin by geographic region:
Americas	$140,690	1.66%	$120,413	1.54%	$158,426	1.90%
EMEA	94,824.84%		45,203	0.47%	(268,268)	(3.62)%

Total	$235,514	1.19%	$165,616.95%		$(109,842)	(0.70)%

The Company sells many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers, generating 28%, 32% and 33% of our net sales in fiscal 2005, 2004 and 2003, respectively, from products purchased from HP. In addition, Microsoft software accounted for 10% of our net sales in fiscal 2003. There were no other manufacturers and publishers that accounted for 10% or more of our net sales in the past three years.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2005	2004	2003
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.38	94.36	94.72

Gross profit	5.62	5.64	5.28
Selling, general and administrative expenses	4.43	4.67	3.89
Special charges	—	0.02	2.09

Operating income (loss)	1.19	0.95	(0.70)
Loss on disposition of subsidiaries, net	—	—	0.03
Interest expense	0.14	0.13	0.22
Interest income	(0.03)	(0.04)	(0.07)
Net foreign currency exchange gain	(0.01)	(0.01)	(0.04)

Income (loss) before income taxes	1.09	0.87	(0.84)
Provision for income taxes	0.27	0.27	0.43

Net income (loss)	0.82%	0.60%	(1.27)%

Net Sales

During fiscal 2005, we saw our consolidated net sales grow to $19.8 billion, a 13.7% increase over fiscal 2004. This growth can be attributed to strong demand in both the Americas and EMEA. Our performance within EMEA was further enhanced by the strengthening of the euro versus the U.S. dollar, which contributed approximately half of the 18.2% sales growth we reported in the region. Our sales growth in EMEA was also positively impacted by fiscal 2005 including twelve months of operations of Azlan compared to including only ten months of operations in fiscal 2004. Azlan, one of the leading European distributors of networking and communications equipment, was acquired by Tech Data in March 2003. Our legacy operations (i.e., excluding Azlan) in EMEA also experienced sales growth in the high single digits, reflecting the strong demand for IT products during the year.

The improvement in our sales performance in fiscal 2005 actually began during the second semester of fiscal 2004, within both the Americas and our legacy EMEA operations. This positive growth can be attributed to an improvement in general market demand during the second half of fiscal 2004 in both regions. Our sales performance also reflects our strategy to maintain our market share position with certain customers and/or vendors, while still achieving acceptable profit margins.

Consolidated net sales were $17.4 billion in fiscal 2004 compared to $15.7 billion in fiscal 2003. Our net sales within the Americas declined 6.0% on a year-over-year basis in fiscal 2004 in comparison to fiscal 2003. The vast majority of this decline took place within the United States, where our performance was adversely affected by the general economic slowdown, the effect of highly competitive market conditions within the distribution industry and the direct sales efforts of certain vendors. Our net sales within EMEA increased on a year-over-year basis in 2004 in comparison to fiscal 2003. For fiscal 2004, this increase was primarily driven by the inclusion of Azlan and the stronger euro versus the U.S. dollar. Our legacy EMEA operations experienced a slight year-over-year decrease in net sales on a local currency basis during fiscal 2004. Our year-over-year decline in net sales during fiscal 2004 in our legacy EMEA operations on a local currency basis was primarily due to the impact of lower demand for technology products and services during the first half of this year and our exit last year from certain markets in EMEA, more than offsetting the positive growth we saw during the second half of fiscal 2004.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2005 was 5.62%, compared to 5.64% in fiscal 2004, a decrease of .02% of net sales, or two basis points. This decrease is the result of the highly competitive pricing environment in both the Americas and EMEA, partially offset by an additional 19 basis points of vendor consideration reclassified as a reduction of cost of goods sold in fiscal 2005 compared to 2004, in accordance with EITF Issue No. 02-16. The requirements of EITF Issue No. 02-16 and its impact on our financial results are further discussed below. In addition to the impact of EITF Issue No. 02-16, the inclusion of a full twelve months of Azlan’s results (which generates higher gross margins than our “legacy” operations) in fiscal 2005 compared to ten months in fiscal 2004 also positively affected our gross margin comparisons on a year-over-year basis; however this impact was far less than the impact of EITF Issue No. 02-16.

Excluding the effect of EITF Issue No. 02-16 and Azlan, our legacy operations in both the Americas and EMEA experienced year-over-year declines in gross margin in fiscal 2005 compared to fiscal 2004. This decline, which is most pronounced in the Americas, reflects the continued highly competitive pricing environment and our desire to maintain our market share position. While we experienced a year-over-year decline in gross margin during fiscal 2005, we were pleased with the improvement we showed at the operating margin level, especially within EMEA. We continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Gross margin increased 36 basis points in fiscal 2004 to 5.64%, compared to 5.28% in fiscal 2003. The increase in gross margin during fiscal 2004 is largely the result of the inclusion of the operating results of Azlan and the impact of our adoption of EITF Issue No. 02-16, offset by declining gross margins in our legacy operations. Absent the impact of EITF Issue No. 02-16 and Azlan, our legacy operations experienced a year- over-year decline in gross margins during fiscal 2004 compared to fiscal 2003 due to the highly competitive pricing environment, especially in the Americas.

As discussed above, our gross margin was positively impacted by the implementation of EITF Issue No. 02-16, that requires, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. As the guidance was applicable only to vendor arrangements entered into or modified subsequent to December 31, 2002, it was effective for all vendor arrangements throughout fiscal 2005, however, it had only a partial impact during fiscal 2004 (fiscal 2003 was not impacted by EITF Issue No. 02-16). This had the effect of increasing our reported gross margin by .45% of net sales, or 45 basis points, in fiscal 2005 compared to 26 basis points in fiscal 2004 (see table below). As of January 31, 2005, we have deferred approximately $6.1 million of such vendor consideration (offsetting inventory on the balance sheet) pending sale of the related inventory. Going forward, we do not expect there to be material deviations in our deferral for vendor consideration received; however, the actual deferred amounts recorded will be based on the nature and amount of vendor funding received and related quarter-end inventory levels. Similarly, to the extent there are no material changes to our future vendor agreements, of which no assurance can be made, we would expect the relative impact on gross margin and selling, general and administrative expenses (in basis points) in future periods to be in the range of that experienced during fiscal 2005.

As noted above, fiscal 2003 was not impacted by EITF Issue No. 02-16. The following table highlights the impact of EITF Issue No 02-16 on our reported gross and operating margins for fiscal years 2005 and 2004 (in thousands):

	Year ended January 31,
	2005	2004
Impact of reclassification:
Increase in selling, general and administrative expenses	$87,155	$51,629
Decrease in cost of goods sold	(88,038)	(45,258)

(Increase) decrease in operating income	$(883)	$6,371

Gross margin:
As reported	5.62%	5.64%
Before adjustment for EITF Issue No. 02-16	5.17	5.38

Increase in gross margin	.45%	0.26%

Operating margin:
As reported	1.19%	0.95%
Before adjustment for EITF Issue No. 02-16	1.19	0.99

(Decrease) increase in operating margin	—%	(0.04)%

Operating Expenses

Selling, general and administrative expenses

SG&A as a percentage of net sales decreased to 4.43% in fiscal 2005, compared to 4.67% in fiscal 2004. This decrease is the result of continuing costs savings initiatives and improvements in productivity, offset in part by the effects of EITF Issue No. 02-16. In absolute dollars, SG&A increased by $63.6 million in fiscal 2005 compared to fiscal 2004. This increase is attributable to the continued strengthening of the euro against the U.S. dollar and the implementation of EITF Issue No. 02-16, as discussed above. Excluding these factors, SG&A actually declined in fiscal 2005 compared to fiscal 2004. We achieved this level of SG&A expenses through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a highly variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs. These productivity reviews have also allowed us to deliver solid sales growth (8.2% in the Americas and 9.0% in EMEA on a euro basis) while decreasing our average headcount during the year. Based on a simple average of quarter end headcount, our average headcount in fiscal 2005 was approximately 8,360 compared to 8,440 in fiscal 2004.

During fiscal 2004, SG&A increased by 32.7%, or $200.2 million from the prior year. Similar to the increase in net sales and gross profit, the increase in SG&A for fiscal year 2004 can be attributed primarily to the inclusion of the results from Azlan, the strengthening of the euro against the U.S. dollar, and our adoption of EITF Issue No. 02-16. Also impacting our SG&A this year are the project and operating costs we have incurred for the harmonization and upgrade of our European systems infrastructure. Such costs expensed during fiscal 2004 approximated $24.2 million compared to $9.0 million in the prior year (fiscal 2005 costs approximated $25.9 million). Excluding the above factors, SG&A incurred by our legacy operations actually declined from fiscal 2003 to fiscal 2004 on a local currency basis. This SG&A performance would have been more favorable had we not incurred charges this year associated with workforce reductions in excess of the amount incurred in the prior year.

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

During fiscal 2003, operating income was negatively affected by a $328.9 million impairment to goodwill resulting from the application of Statement of Financial Accounting Standards (“SFAS”) No. 142. SFAS No. 142 revised the standards of accounting for goodwill by replacing the amortization of these assets with the requirement that they be reviewed annually for impairment, or more frequently if impairment indicators arise. During the fourth quarter of fiscal 2003, we performed our annual test of goodwill to determine if there was impairment. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Our reduced earnings and cash flow forecast, primarily due to the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, resulted in the determination that a goodwill impairment charge was necessary. The $328.9 million non-cash charge was recorded in the fourth quarter of fiscal 2003. In performing the annual test for goodwill impairment for fiscal 2005 and fiscal 2004, we determined there was no impairment.

Loss on Disposition of Subsidiaries

During fiscal 2003, as a result of currency-related issues, political instability and continued economic concerns in the country, we decided to sell our operations in Argentina to local management. In addition, during the fourth quarter of fiscal 2003, we liquidated one of our European financing subsidiaries. With respect to the Argentina transaction, we recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, we repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries in the fiscal 2003 Consolidated Statement of Income.

Interest Expense, Interest Income, Foreign Currency Exchange Gains

Interest expense increased 22.6% to $28.5 million in fiscal 2005 from $23.2 million in fiscal 2004. The increase in interest expense is primarily due to additional working capital requirements resulting from higher sales volume, as well as a higher interest rate environment in the U.S. in fiscal 2005 compared to fiscal 2004. Interest income decreased 15.7% to $5.6 million in fiscal 2005 from $6.7 million in fiscal 2004. This decrease is primarily due to a decrease in cash available for investment in fiscal 2005 as compared to fiscal 2004.

Interest expense decreased 34.5% to $23.2 million in fiscal 2004 from $35.4 million in fiscal 2003. We redeemed our $300.0 million, 5% convertible subordinated debentures during the fourth quarter of fiscal 2003. The $300.0 million debentures, scheduled to mature on July 1, 2003, were redeemed at a price of 101% or $303.0 million. This redemption allowed us to take advantage of the current lower interest rate environment. The debt instruments we utilized during fiscal 2004 were at lower interest rates as compared to the redeemed debentures, and accordingly, resulted in significantly lower interest expense. Interest income decreased 41.6% to $6.7 million in fiscal 2004 from $11.4 million in fiscal 2003. This reduction was primarily due to the use of excess cash to reduce debt and to fund a portion of the Azlan acquisition in March 2003.

We realized net foreign currency exchange gains of $3.0 million, $1.9 million and $6.9 million during the fiscal years, 2005, 2004, and 2003, respectively. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 24.6% in fiscal 2005 compared to 31.0% in fiscal 2004. The change in effective tax rate is primarily attributable to the reversal of previously accrued income taxes of $11.5 million due to the favorable resolution of various income tax examinations during the fourth quarter of fiscal 2005. Excluding the reversal of previously accrued income taxes, our effective tax rate would have approximated 30.0% during fiscal 2005. Due to an increase in our taxable income, the provision for income taxes increased 13.6% to $53.1 million in fiscal 2005 as compared to $46.8 million in fiscal 2004.

Our effective tax rate was 31.0% in fiscal 2004 compared to 50.6% in fiscal 2003. The change in effective tax rate was primarily due to non-deductible special charges recognized during fiscal 2003. Due to a decrease in our taxable income before special charges, the provision for income taxes decreased 30.3% to $46.8 million in fiscal 2004 as compared to $67.1 million in fiscal 2003.

The effective tax rates are also impacted by favorable tax audit results, cumulative and current period net operating losses in certain geographic regions, and management’s assessment of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At January 31, 2005, we believe we have appropriately accrued for probable income tax exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income increased to $162.5 million in fiscal 2005, or $2.74 per diluted share, compared to $104.1 million, or $1.81 per diluted share in fiscal 2004 and a net loss of ($199.8) million, or ($3.55) per diluted share in fiscal 2003. Excluding the reversal of previously accrued income taxes, as discussed above, net income would have been $150.9 million or $2.55 per diluted share in fiscal 2005. Excluding special charges and the loss on disposition of subsidiaries, net income decreased to $106.1 million, or $1.85 per diluted share in fiscal 2004 compared to $2.35 per diluted share in fiscal 2003.

Non-GAAP Financial Information

For the fiscal years 2005, 2004 and 2003, the following reconciliations detail the adjustments between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding the reversal of previously accrued income taxes, special charges, the loss on disposition of subsidiaries and related tax effects (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP (amounts in thousands except per share amounts):

Fiscal 2005 compared to Fiscal 2004

	For the year ended January 31, 2005				For the year ended January 31, 2004
	As Reported under GAAP	Impact of Reversal of Previously Accrued Income Taxes		Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures
Net sales	$19,790,333	$—		$19,790,333	$17,406,340	$—		$17,406,340
Cost of products sold	18,678,301	—		18,678,301	16,424,694	—		16,424,694

Gross profit	1,112,032	—		1,112,032	981,646	—		981,646
Selling, general and administrative expenses	876,518	—		876,518	812,965	—		812,965
Special charges	—	—		—	3,065	(3,065	)(3)	—

Operating income	235,514	—		235,514	165,616	3,065		168,681
Interest expense	28,473	—		28,473	23,217	—		23,217
Interest income	(5,606)	—		(5,606)	(6,651)	—		(6,651)

Net foreign currency exchange gains	(2,959)	—		(2,959)	(1,893)	—		(1,893)

Income before income taxes	215,606	—		215,606	150,943	3,065		154,008

Provision for income taxes	53,146	11,535	(2)	64,681	46,796	1,073	(4)	47,869

Net income	$162,460	$(11,535)		$150,925	$104,147	$1,992		$106,139

Net income per common share—diluted	$2.74			$2.55	$1.81			$1.85

Weighted average common shares outstanding—diluted	59,193 (1)			59,193	57,501 (1)			57,501

Fiscal 2004 compared to Fiscal 2003

	For the year ended January 31, 2004				For the year ended January 31, 2003
	As Reported under GAAP	Impact of Special Charges		Non-GAAP Financial Measures	As Reported under GAAP	Impact of Special Charges and Loss on Dispositions		Non-GAAP Financial Measures
Net sales	$17,406,340	$—		$17,406,340	$15,738,945	$—		$15,738,945
Cost of products sold	16,424,694	—		16,424,694	14,907,187	—		14,907,187

Gross profit	981,646	—		981,646	831,758	—		831,758
Selling, general and administrative expenses	812,965	—		812,965	612,728	—		612,728
Special charges	3,065	(3,065	)(3)	—	328,872	(328,872	)(5)	—

Operating income (loss)	165,616	3,065		168,681	(109,842)	328,872		219,030
Loss on disposition of subsidiaries, net	—	—		—	5,745	(5,745	)(6)	—
Interest expense	23,217	—		23,217	35,433	—		35,433
Interest income	(6,651)	—		(6,651)	(11,388)	—		(11,388)
Net foreign currency exchange gains	(1,893)	—		(1,893)	(6,942)	—		(6,942)

Income (loss) before income taxes	150,943	3,065		154,008	(132,690)	334,617		201,927
Provision for income taxes	46,796	1,073	(4)	47,869	67,128	(1,537	)(4)	65,591

Net income (loss)	$104,147	$1,992		$106,139	$(199,818)	$336,154		$136,336

Net income (loss) per common share—diluted	$1.81			$1.85	$(3.55)			$2.35

Weighted average common shares outstanding—diluted	57,501 (1)			57,501	56,256 (1)			61,743

(1)	See Note 1 of Notes to Consolidated Financial Statements for shares excluded from the EPS calculation due to their anti-dilutive effect.

(2)	Reversal of previously accrued income taxes due to the favorable resolution of several tax audits concluded during the fourth quarter of fiscal 2005.

(3)	Special charge recorded in fiscal 2004 related to the closure of the Company’s U.S. education business.

(4)	Tax effect of “non-GAAP” adjustments.

(5)	Goodwill impairment recorded in fiscal 2003.

(6)	Loss on sale of Argentina offset by the gain on liquidation of a European financing subsidiary.

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

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the summer months and an increase in European demand during our fiscal fourth quarter. The product cycle of major products and any company acquisition or disposition may also materially impact our business, financial condition, or results of operations. See Note 13 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

The following table summarizes Tech Data’s consolidated statements of cash flows for the years ended January 31, 2005, 2004 and 2003 (in thousands):

	Years ended January 31,
	2005	2004	2003
Net cash flow provided by (used in):
Operating activities	$106,945	$303,234	$125,049
Investing activities	(38,645)	(251,518)	(62,552)
Financing activities	12,200	(110,708)	(181,334)
Effect of exchange rate changes on cash and cash equivalents	5,755	10,602	18,101

Net increase (decrease) in cash and cash equivalents	$86,255	$(48,390)	$(100,736)

Net cash provided by operating activities decreased in fiscal 2005 as compared to fiscal 2004 due primarily to the timing of payments to vendors, offset in part by, increased earnings over the prior year (especially within our EMEA segment). We continue to focus on maintaining strong working capital management and have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved by approximately 6% to 31 days at the end of fiscal 2005 compared to 33 days at the end of fiscal 2004, resulting from improved management of our worldwide cash conversion cycle. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 18% at the end of fiscal 2005, meaning our accounts payable balances exceeded our inventory balances by 18%. This compares to negative owned inventory of 24% at the end of fiscal 2004.

Net cash provided by operating activities increased for fiscal 2004 compared to fiscal 2003 primarily due to net income of $104.1 million in fiscal 2004 compared to a net loss of $199.8 million in fiscal 2003 as well as the positive effect of our focus on working capital management. Our owned inventory level was a negative 24% at the end of fiscal 2004, compared to a negative owned inventory of 8% at the end of fiscal 2003. At the end of fiscal 2004, our net cash days were 33 days compared to 37 days at the end of fiscal 2003.

The following table presents the components of Tech Data’s cash conversion cycle as of January 31, 2005, 2004 and 2003:

	For the years ended January 31,
	2005	2004	2003
Days of sales outstanding	36	39	39
Days of supply in inventory	25	26	24
Days of purchases outstanding	(30)	(32)	(26)

Cash conversion cycle	31	33	37

Net cash used in investing activities of $38.6 million during fiscal 2005 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by the proceeds from the sale of one of the facilities at our headquarters campus in Clearwater, Florida. We expect to make total capital expenditures of approximately $60.0 to $65.0 million during fiscal 2006 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in investing activities of $251.5 million during fiscal 2004 was primarily attributable to the acquisition of Azlan and the continuing investment related to the expansion of our IT systems, office facilities and equipment for our logistics centers, which included $18.3 million in capitalized costs related to harmonizing and upgrading our European systems infrastructure.

Net cash provided by financing activities of $12.2 million during fiscal 2005 reflects $32.7 million in proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan (“ESPP”) offset by net repayments on our revolving credit lines and long-term debt of $20.5 million.

Net cash used in financing activities of $110.7 million during fiscal 2004 reflects the use of $139.5 in cash used to pay down revolving credit facilities and principal payments on long-term debt offset by $28.8 million in proceeds from stock option exercises and purchases made through our ESPP.

As of January 31, 2005, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in May 2006. We pay interest (average rate of 4.09% at January 31, 2005) under this facility at the applicable euro rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks. We pay interest (average rate of 2.83% at January 31, 2005) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $641.3 million at January 31, 2005 (average interest rate on borrowings was 3.16% at January 31, 2005).

The aforementioned credit facilities total approximately $1.3 billion, of which $68.3 million was outstanding at January 31, 2005. These credit facilities contain covenants that must be complied with on a continuous basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. We were in compliance with all such covenants as of January 31, 2005. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits our ability to draw the full amount of these facilities. For example, our total borrowings on certain credit facilities are limited to a multiple of our earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within our covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of January 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $844.4 million. In addition, at January 31, 2005, we had issued standby letters of credit of $31.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under our credit agreements by the same amount. For a more detailed discussion of our credit facilities, see Note 5 of Notes to Consolidated Financial Statements.

On March 7, 2005, we amended our Revolving Credit Facility (the “Amended Credit Agreement”) to extend the maturity date to March 7, 2010 and modify existing covenants. Under the terms of the Amended Credit

Agreement, we are able to borrow funds in major foreign currencies up to a maximum of $250.0 million. We pay interest on advances under this new facility at the applicable euro rate plus a margin based on our credit ratings and we can fix the interest rate for periods of 7 to 180 days.

The Amended Credit Agreement requires us to meet certain covenants with respect to our debt to capitalization ratio, interest charge coverage ratio and tangible net worth. We are also required to provide a pledge of stock or a guarantee of certain significant subsidiaries as defined in the Amended Credit Agreement. The covenant discussed previously, regarding the limitation on total borrowings based upon a multiple of our EBITDA, has been excluded from the Amended Credit Agreement. Our Receivables Securitization Program and synthetic lease facility also require compliance with the covenants and pledge of stock or guarantee discussed above. These agreements were also amended in March 2005 to conform the covenant requirements with those contained in the Amended Credit Agreement.

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

In December 2004 we completed an Exchange Offer whereby we exchanged approximately 99.3% of our $290.0 million convertible subordinated debentures for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding convertible subordinated debentures except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The dilutive impact of the New Notes is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

As the holders of the debentures have the option to require us to repurchase the debentures on certain dates, beginning with December 2005, we have classified the debentures as a current liability at January 31, 2005.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2005, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

Our balance sheet at January 31, 2005 was one of the strongest in our history as evidenced by a senior debt to capital ratio of 4% and a total debt to capital ratio of 16%. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Contractual Obligations

Principal maturities of long-term debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows:

	Operating Leases	Capital Leases	Long- Term Debt	Total
	(In thousands)
Fiscal year:
2006	$67,931	$2,701	$290,000	$360,632
2007	57,096	2,701	—	59,797
2008	43,889	2,701	—	46,590
2009	30,183	1,876	—	32,059
2010	24,789	1,711	—	26,500
Thereafter	108,039	12,178	—	120,217

Total payments	331,927	23,868	290,000	645,795
Less amounts representing interest	—	(5,028)	—	(5,028)

Total principal payments	$331,927	$18,840	$290,000	$640,767

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

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 5 of Notes to Consolidated Financial Statements. Although not reflected in our Consolidated Balance Sheet, the amount funded under the Restructured Lease is treated as debt under the definition of the covenants required for both the Restructured Lease and the significant credit facilities referred to in Note 5 of Notes to Consolidated Financial Statements. As of January 31, 2005, we were in compliance with all such covenants.

As previously discussed, in March 2005, we amended the Restructured Lease to conform the covenant requirements with those contained in the Amended Credit Agreement.

The Restructured Lease is fully funded at January 31, 2005, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at January 31, 2005 was approximately

$21.5 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. Financial Accounting Standards Board Interpretation (“FIN”) No. 46 requires us to evaluate whether an entity with which we are involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of the synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of January 31, 2005 and 2004, the aggregate amount of guarantees under these arrangements totaled approximately $9.7 million and $18.6 million, respectively, of which approximately $5.3 million and $12.5 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. We also provide residual value guarantees related to our Restructured Lease.

We sold trade receivables to a financial institution, amounting to approximately $33.6 million in January 2004. The transaction was accounted for as a sale and accordingly, has been excluded from the Consolidated Balance Sheet. We have considered the risk of loss associated with these receivables within its assessment of the adequacy of our allowance for doubtful accounts at January 31, 2004.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in the EMEA vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

Deferred Tax Assets

Deferred tax assets have been recorded for net operating loss carryforwards and other deductible temporary differences. Our deferred tax assets relate to subsidiary operations located in different countries with separate taxing jurisdictions. Although aggregate foreign operations generate pre-tax income, certain subsidiaries have incurred net operating losses.

The net change in the deferred income tax valuation allowance was an increase of $8.8 million at January 31, 2005. The deferred tax valuation allowance at January 31, 2005 primarily relates to foreign net operating loss carryforwards of $321.6 million. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in years 2006 through 2020. We evaluate a variety of factors in determining the realizability of deferred tax assets including the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent and feasible tax planning strategies.

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

The Azlan acquisition strengthened our position in EMEA with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in our consolidated financial statements since the date of acquisition. See also Note 2 of Notes to Consolidated Financial Statements.

ITEM 7a.	Qualitative and Quantitative Disclosures About Market Risk

As a large international organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed and not to enter into foreign currency derivative instruments for speculative or trading purposes. Our primary exposure relates to transactions in EMEA, where the currency collected from customers is different from the currency used to purchase the product. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes. Foreign exchange risk is managed by using foreign currency forward, option and swap contracts to hedge both intercompany and third party: (1) loans, (2) accounts receivable and (3) accounts payable.

We have elected not to designate our foreign currency contracts as hedging instruments, and they are therefore marked-to-market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Polish zloty, Swedish krona and Swiss franc.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 31, 2005 and 2004. The information is provided in U.S. dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

Foreign Currency Contracts

Notional Amounts by Expected Maturity

Average Forward Foreign Currency Exchange Rate

(Dollar amounts in millions, except weighted average contract rates)

	January 31, 2005			January 31, 2004
	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
United States Dollar Functional Currency
Forward Contracts—Purchase United States Dollar
Euro	$103.67	1.319	$1.42	$16.08	1.235	$(0.05)
Swiss Franc	2.93	1.181	0.01	1.37	1.258	—
Norweigan Krone	5.04	6.585	(0.16)	—	—	—
Danish Krone	4.42	5.658	0.04	1.71	6.030	(0.02)
British Pound	33.59	1.874	0.26	125.72	1.771	(3.43)
Miscellaneous other currencies	1.07	—	—	—	—	—
Forward Contracts—Sell United States Dollar
Euro	$22.00	1.314	$(0.19)	$36.37	1.239	$0.19
British Pound	—	—	—	54.28	1.759	1.81
Danish Krone	1.80	5.693	—	—	—	—
Miscellaneous other currencies	—	—	—	5.04	—	(0.02)
Forward Contracts—Purchase British Pound
Euro	$—	—	$—	$91.61	1.431	$1.85
Swiss Franc	—	—	—	6.97	2.266	0.07
Danish Krone	—	—	—	13.66	10.785	0.13
Miscellaneous other currencies	—	—	—	25.49	—	0.62
Forward Contracts—Sell British Pound
Euro	$—	—	$—	$14.59	1.437	$(0.22)
Miscellaneous other currencies	—	—	—	9.89	—	(0.23)
Euro Functional Currency
Forward Contracts—Purchase Euro
United States Dollar	$39.13	1.314	$(0.30)	$67.02	1.252	$(0.30)
British Pound	—	—	—	10.59	1.429	(0.24)
Czech Koruna	10.07	30.394	(0.10)	—	—	—
Swedish Krona	131.27	9.059	0.69	—	—	—
Swiss Franc	34.65	1.545	0.02	41.09	1.552	0.33
Danish Krone	21.07	7.444	(0.01)	—	—	—
Canadian Dollar	30.25	1.618	(0.01)	14.42	1.651	0.01
Polish Zloty	9.04	4.079	(0.03)	—	—	—
Miscellaneous other currencies	—	—	—	23.30	—	0.36
Forward Contracts—Sell Euro
United States Dollar	$110.30	1.309	$0.48	$39.02	1.247	$0.06
British Pound	45.08	1.451	(0.25)	45.60	1.579	(0.04)
Czech Koruna	3.04	30.200	0.01
Danish Krone	—	—	—	23.48	7.452	—
Swedish Krona	—	—	—	20.45	9.150	0.20
Miscellaneous other currencies	0.84	—	—	—	—	—
Forward Contracts—Purchase GBP
United States Dollar	$1.01	1.872	$0.01	$—	—	$—
Forward Contracts—Sell GBP
United States Dollar	$—	—	$—	$75.46	1.759	$(2.53)
Purchased Call Options—Purchase United States Dollar
Euro	$—	—	$—	$2.07	1.199	$0.02
Purchased Call Options—Purchase Euro
Swiss Franc	$—	—	$—	$3.74	1.570	$—
Sold Call Options—Sell United States Dollar
Euro	$—	—	$—	$1.03	1.208	$(0.03)
Sold Put Options—Sell United States Dollar
Swiss Franc	$—	—	$—	$3.69	1.549	$—

	January 31, 2005			January 31, 2004
	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value	Notional Amount	Weighted Average Contract Rate	Estimated Fair Market Value
Other Miscellaneous Functional Currencies
Forward Contracts—Purchase United States Dollar
British Pound	$—	—	$—	$2.67	1.780	$(0.06)
Canadian Dollar	12.50	1.228	0.11	11.15	1.315	0.09
Swiss Franc	1.40	1.176	0.01	—	—	—
Chilean Peso	4.72	575.930	0.05	—	—	—
Polish Zloty	12.50	3.095	0.08	—	—	—
Miscellaneous other currencies	0.20	—	—	7.41	—	0.21
Forward Contracts—Purchase Euro
British Pound	$4.57	1.436	$(0.02)	$8.85	1.422	$(0.23)
Swiss Franc	8.74	1.531	0.10	—	—	—
Polish Zloty	8.57	4.089	(0.06)	—	—	—
Miscellaneous other currencies	—	—	—	3.83	—	0.02
Forward Contracts—Sell Euro
Swiss Franc	$2.48	1.539	$(0.02)	$—	—	$—
Forward Contracts—Sell United States Dollar
Canadian Dollar	$—	—	$—	$2.40	1.325	$—
Swiss Franc	1.00	1.187	—	—	—	—

We are exposed to changes in interest rates primarily as a result of our short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2005 and January 31, 2004, approximately 82% and 80%, respectively, of the outstanding debt had fixed interest rates. We finance working capital needs primarily through bank loans, convertible subordinated debt and our accounts receivable securitization program.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Fair value for these instruments was determined based on third-party valuations. All amounts are stated in U.S. dollar equivalents.

Debt and Interest Rate Contracts as of January 31, 2005

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,						Fair Market Value January 31, 2005
	2006	2007	2008	2009	Thereafter	Total
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—Revolving Credit
Variable rate debt	$1.4	—	—	—	—	$1.4	$1.4
Average interest rate	3.09%	—	—	—	—
U.S. dollar denominated long-term debt (including current portion)
Fixed rate debt	$290.0	—	—	—	—	$290.0	$290.4
Average interest rate	2.00%	—	—	—	—
Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$56.5	—	—	—	—	$56.5	$56.5
Average interest rate	2.55%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.63	$1.72	$1.82	$1.11	$12.52	$18.8	$18.8
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—Revolving Credit
Variable rate debt	$10.4	—	—	—	—	$10.4	$10.4
Average interest rate	4.66%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2004

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,				Thereafter	Total	Fair Market Value January 31, 2004
	2005	2006	2007	2008
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—Revolving Credit
Variable rate debt	$8.2	—	—	—	—	$8.2	$8.2
Average interest rate	1.73%	—	—	—	—
U.S. dollar denominated long-term debt (including current portion)
Fixed rate debt	$7.79	—	—	—	$290.0	$297.8	$316.56
Average interest rate	10.25%	—	—	—	2.0%
Euro Functional Currency
Liabilities
Euro denominated debt—Revolving Credit
Variable rate debt	$55.2	—	—	—	—	$55.2	$55.2
Average interest rate	2.67%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.47	$1.55	$1.64	$1.74	$13.00	$19.40	$19.40
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—Revolving Credit
Variable rate debt	$16.8	—	—	—	—	$16.8	$16.8
Average interest rate	4.56%	—	—	—	—

ITEM 8.	Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tech Data Corporation’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 25, 2005

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$195,056	$108,801
Accounts receivable, less allowance for doubtful accounts of $77,309 and $74,556	2,217,474	2,111,384
Inventories	1,492,479	1,330,081
Prepaid and other assets	151,480	130,038

Total current assets	4,056,489	3,680,304
Property and equipment, net	146,144	157,054
Goodwill	149,719	141,238
Other assets, net	205,384	189,290

Total assets	$4,557,736	$4,167,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$68,343	$80,221
Accounts payable	1,757,838	1,646,125
Current portion of long-term debt	291,625	9,258
Accrued expenses and other liabilities	450,066	419,268

Total current liabilities	2,567,872	2,154,872
Long-term debt	17,215	307,934
Other long-term liabilities	45,178	46,591

Total liabilities	2,630,265	2,509,397

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 58,984,055 and 57,717,407 issued and outstanding	88	87
Additional paid-in capital	724,562	686,092
Retained earnings	911,797	749,337
Accumulated other comprehensive income	291,024	222,973

Total shareholders’ equity	1,927,471	1,658,489

Total liabilities and shareholders’ equity	$4,557,736	$4,167,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year ended January 31,
	2005	2004	2003
Net sales	$19,790,333	$17,406,340	$15,738,945
Cost of products sold	18,678,301	16,424,694	14,907,187

Gross profit	1,112,032	981,646	831,758
Selling, general and administrative expenses	876,518	812,965	612,728
Special charges	—	3,065	328,872

Operating income (loss)	235,514	165,616	(109,842)
Loss on disposition of subsidiaries, net	—	—	5,745
Interest expense	28,473	23,217	35,433
Interest income	(5,606)	(6,651)	(11,388)
Net foreign currency exchange gains	(2,959)	(1,893)	(6,942)

Income (loss) before income taxes	215,606	150,943	(132,690)
Provision for income taxes	53,146	46,796	67,128

Net income (loss)	$162,460	$104,147	$(199,818)

Net income (loss) per common share:
Basic	$2.79	$1.83	$(3.55)

Diluted	$2.74	$1.81	$(3.55)

Weighted average common shares outstanding:
Basic	58,176	56,838	56,256

Diluted	59,193	57,501	56,256

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Total Shareholders’ Equity
	Shares	Amount
Balance—January 31, 2002	55,454	$83	$618,680	$845,008	$(203,838)	$1,259,933
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $5,663	1,030	2	34,248	—	—	34,250
Comprehensive income	—	—	—	(199,818)	244,165	44,347

Balance—January 31, 2003	56,484	85	652,928	645,190	40,327	1,338,530
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $4,343	1,233	2	33,164	—	—	33,166
Comprehensive income	—	—	—	104,147	182,646	286,793

Balance—January 31, 2004	57,717	87	686,092	749,337	222,973	1,658,489
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $5,738	1,267	1	38,470	—	—	38,471
Comprehensive income	—	—	—	162,460	68,051	230,511

Balance—January 31, 2005	58,984	$88	$724,562	$911,797	$291,024	$1,927,471

(a)	The Company’s other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Cash received from customers	$19,745,283	$17,390,674	$15,897,728
Cash paid to suppliers and employees	(19,571,824)	(17,027,162)	(15,685,447)
Interest paid	(18,837)	(17,045)	(25,421)
Income taxes paid	(47,677)	(43,233)	(61,811)

Net cash provided by operating activities	106,945	303,234	125,049

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(203,010)	(1,125)
Disposition of subsidiaries, net of cash sold	—	—	(2,289)
Proceeds from sale of property and equipment	5,130	4,484	—
Expenditures for property and equipment	(25,876)	(31,278)	(26,276)
Software development costs	(17,899)	(21,714)	(32,862)

Net cash used in investing activities	(38,645)	(251,518)	(62,552)

Cash flows from financing activities:
Proceeds from the issuance of common stock	32,733	28,823	28,587
Net borrowings (repayments) on revolving credit loans	(11,319)	(138,039)	91,306
Principal payments on long-term debt	(9,214)	(1,492)	(301,227)

Net cash provided by (used in) financing activities	12,200	(110,708)	(181,334)

Effect of exchange rate changes on cash	5,755	10,602	18,101

Net increase (decrease) in cash and cash equivalents	86,255	(48,390)	(100,736)
Cash and cash equivalents at beginning of year	108,801	157,191	257,927

Cash and cash equivalents at end of year	$195,056	$108,801	$157,191

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$162,460	$104,147	$(199,818)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,472	55,084	49,849
Provision for losses on accounts receivable	13,268	29,214	31,243
Non-cash special charges	—	—	328,872
Loss on disposition of subsidiaries	—	—	5,745
Deferred income taxes	(3,616)	7,369	17,453
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(44,305)	(15,699)	159,256
Inventories	(119,999)	(140,203)	26,881
Prepaid and other assets	(32,193)	14,713	(18,256)
Accounts payable	55,849	300,350	(239,059)
Accrued expenses and other liabilities	20,009	(51,741)	(37,117)

Total adjustments	(55,515)	199,087	324,867

Net cash provided by operating activities	$106,945	$303,234	$125,049

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company is managed in two geographic segments: the Americas (which includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (which includes Europe, the Middle East and export sales to Africa).

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed and determinable; and (4) collectibility must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for estimated losses on such returns is recorded at the time of sale based upon historical experience.

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal 2005, 2004, and 2003.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results.

Inventories

Inventories, consisting entirely of finished goods, are stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method. Inventory is written down for estimated obsolescence equal

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand.

Property and Equipment

Property and equipment are stated at cost and property and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation expense includes depreciation of purchased property and equipment and assets recorded under capital leases. Depreciation expense is computed over the shorter of the estimated economic lives or lease period using the straight-line method as follows:

Years
Buildings and improvements	15-39
Leasehold improvements	3-10
Furniture, fixtures and equipment	3-10

Expenditures for renewals and improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations when incurred. When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated and any gain or loss is recognized at such time.

Long-Lived Assets

Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill, by replacing the amortization of these assets with the requirement that they are reviewed annually for impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year.

Intangible Assets

Included within other assets at both January 31, 2005 and 2004 are certain intangible assets including capitalized software costs, the allocation of a portion of the purchase price of Computer 2000 AG (“Computer 2000”) and Azlan Group PLC (“Azlan”), as further discussed in Note 2—Acquisitions and Dispositions, to the value of the customer bases acquired and the Azlan trademark. Such capitalized costs and intangibles are being amortized over a period of three to ten years

The Company’s capitalized software has been obtained or developed for internal use only. Development and acquisition costs are capitalized for computer software only when management authorizes and commits to funding a computer software project through the approval of a capital expenditure requisition, and the software

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

project is either for the development of new software, to increase the life of existing software, or to add significantly to the functionality of existing software. Once these requirements have been met, capitalization would begin at the point that conceptual formulation, evaluation, design, and testing of possible software project alternatives have been completed. Capitalization ceases when the software project is substantially complete and ready for its intended use.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal 2005, 2004, and 2003.

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

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates, changes in the valuation of its deferred tax assets or

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers, corporate resellers, and Internet resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than five percent of the Company’s net sales during fiscal 2005, 2004, or 2003.

Foreign Currency Translation

Income and expense accounts of foreign operations are translated at weighted average exchange rates during the year. Assets, including goodwill and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income in shareholders’ equity.

Derivative Financial Instruments

The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the prudent use of derivative financial instruments. The majority of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibits entering into derivative financial instruments for speculative or trading purposes.

Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in income in the period in which their value changes, with the offsetting entry for unsettled positions being booked to either other assets or other liabilities. Gains and losses resulting from effective accounting hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivative financial instruments outstanding at January 31, 2005 and 2004 are as follows:

	January 31, 2005		January 31, 2004
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$666,950	$214	$799,522	$(1,416)
Foreign currency options	—	—	5,809	(11)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes is approximately $290.4 million and $308.8 million at January 31, 2005 and 2004, respectively, based upon available market information.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income.” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income, net of taxes, for the years ended January 31, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended January 31,
	2005	2004	2003
Comprehensive income:
Net income (loss)	$162,460	$104,147	$(199,818)
Change in CTA(1)	68,051	182,646	244,165

Total	$230,511	$286,793	$44,347

(1)	Net of income taxes of $5.6 million for the fiscal year ended January 31, 2004. There was no income tax effect in fiscal 2005 or 2003.

Accumulated comprehensive income includes $28.6 million of income taxes at both January 31, 2005 and 2004.

Stock-Based Compensation

At January 31, 2005, the Company had four stock-based employee compensation plans, which are described more fully in Note 8—Employee Benefit Plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans. No stock-based employee compensation expense is reflected in net income for the grant of stock options as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all options currently outstanding.

	Year ended January 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss), as reported	$162,460	$104,147	$(199,818)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,592)	(21,231)	(28,077)

Pro forma net income (loss)	$144,868	$82,916	$(227,895)

Earnings (loss) per share:
Basic-as reported	$2.79	$1.83	$(3.55)

Basic-pro forma	$2.49	$1.46	$(4.05)

Diluted-as reported	$2.74	$1.81	$(3.55)

Diluted-pro forma	$2.45	$1.44	$(4.05)

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

	Year ended January 31, 2005			Year ended January 31, 2004			Year ended January 31, 2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Net income (loss) per common share-basic	$162,460	58,176	$2.79	$104,147	56,838	$1.83	$(199,818)	56,256	$(3.55)

Effect of dilutive securities:
Stock options	—	1,017		—	663		—	—

Net income (loss) per common share-diluted	$162,460	59,193	$2.74	$104,147	57,501	$1.81	$(199,818)	56,256	$(3.55)

At January 31, 2005, 2004 and 2003, there were 1,435,852, 2,445,046, and 2,529,590 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issued approximately 1,267,000 shares of stock during the year ended January 31, 2005 and approximately 1,233,000 shares of stock during the year ended January 31, 2004.

In December 2004 the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures for new debentures. The dilutive impact of the new debentures outstanding at January 31, 2005 has been excluded from the diluted earning per share calculations due to the conditions for the contingent conversion feature not being met. See further discussion on the Exchange Offer in Note 6—Long Term Debt.

Cash Management System

Under the Company’s cash management system, to the extent that cash is unavailable locally, disbursements cleared by the bank are reimbursed on a daily basis from available credit facilities. As a result, checks issued but not yet presented to the bank are not considered reductions of cash or accounts payable. Included in accounts payable are $67.1 million and $109.1 million at January 31, 2005 and 2004, respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters such as imports and exports, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Non-Cash Transactions

The Company recorded income tax benefits within additional paid-in capital of approximately $5.7 million for each of the years ended January 31, 2005 and 2003 and $4.3 million for the year ended January 31, 2003, related to the disqualifying disposition of employee stock options.

The Company completed an Exchange Offer in December 2004 whereby approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures were exchanged for new notes. See further discussion at Note 6—Long-Term Debt.

Recent Accounting Pronouncements & Legislation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), that is a revision of SFAS No. 123, Accounting for “Stock-Based Compensation”. SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 however, SFAS No. 123(R) requires that all share-based

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. SFAS No. 123(R) is required to be adopted no later than the first interim or annual period beginning after June 15, 2005, and will be adopted by the Company no later than August 1, 2005 using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized beginning with the effective date of adoption for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123(R) can not be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share included in the stock based compensation table earlier in this note.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, as it depends, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.7 million, $4.3 million and $5.7 million for the years ended January 31, 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued Staff Position No. 109-2 (“FSP No. 109-2”) “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, that provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $250.0 million for potential repatriation. The Company cannot complete its evaluation until the U.S. Treasury provides additional guidance to clarify certain provisions of the Jobs Act. Therefore, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of ABP Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on August 1, 2005 The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have, if any, on its consolidated results of operations and financial position.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Effective March 31, 2003, Tech Data acquired all of the outstanding stock of Azlan Group, a European distributor of networking and communications products and provider of training and other value-added services. Shareholders of Azlan received 125 pence per ordinary share, resulting in total cash consideration of approximately 144.7 million pounds sterling ($224.4 million), which the Company funded from its existing credit facilities. The Company subsequently incurred acquisition-related expenses of approximately $2.6 million for a total purchase price of $227.0 million.

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. The acquisition cost has been allocated to intangible assets, goodwill and net tangible assets based on management’s estimates in conjunction with independent appraisals. Based on this analysis and exchange rates at January 31, 2004, the Company allocated approximately $18.6 million and $7.5 million to the value of Azlan’s customer list and trademark, respectively, and $132.6 million to goodwill, virtually none of which is tax-deductible, representing the remainder of the excess of the purchase price over the net tangible assets acquired (see Note 4—Goodwill and Other Intangible Assets for a roll-forward of goodwill). The Company is amortizing the customer list and trademark over seven and five years, respectively.

During fiscal 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of duplicative facility leases entered into by Azlan prior to the acquisition. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, included in the reported amount of goodwill above. Total integration and restructuring costs to date are $32.1 million, with $3.0 million of this amount recorded in fiscal 2005 and $29.1 million recorded during fiscal 2004. Approximately $7.9 million of payments were made against the reserve in fiscal 2004, resulting in the liability balance of $21.2 million at January 31, 2004. As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be received. As of January 31, 2005, the Company had outstanding liabilities for integration and restructuring costs associated with these plans as follows (in thousands):

	Employee Termination Benefits	Facility Costs	Total
Balance as of January 31, 2004	$6,600	$14,600	$21,200
Additional accruals (increase to goodwill)	688	2,358	3,046
Amounts released from accrual (reduction of goodwill)	(973)	(2,504)	(3,477)
Cash payments	(6,171)	(6,511)	(12,682)
Other(1)	(16)	267	251

Balance as of January 31, 2005	$128	$8,210	$8,338

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information presents results for fiscal 2004 as if the acquisition had occurred at the beginning of the first quarter of fiscal 2004 (in thousands, except per share amounts):

	Year ended January 31,
	2004	2003
Pro forma net sales	$17,579,086	$16,650,161

Pro forma net income (loss)	$105,603	$(194,939)

Earnings (loss) per common share:
Basic—pro forma	$1.86	$(3.47)

Diluted—pro forma	$1.84	$(3.47)

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

The Company closed its operations in Norway and Hungary during the first half of fiscal 2003. Operating losses incurred during the wind-down of these operations totaled less than $3.0 million, which was reflected in operating income during fiscal 2003.

In addition, during the fourth quarter of fiscal 2003, the Company sold its operations in Argentina to local management and liquidated one of its European financing subsidiaries. With respect to the Argentina transaction, Tech Data recorded a charge of approximately $2.4 million on the sale, in addition to the realization of approximately $14.5 million in foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). In connection with the liquidation of the European financing subsidiary, the Company repatriated approximately $70.0 million of capital, which resulted in the realization of approximately $11.2 million in foreign currency exchange gains previously recorded in shareholders’ equity as accumulated other comprehensive income (loss). The net effect of these transactions resulted in a total pre-tax loss of approximately $5.7 million, recorded within Loss on Disposition of Subsidiaries in the fiscal 2003 Consolidated Statement of Income.

NOTE 3. PROPERTY AND EQUIPMENT

	January 31,
	2005	2004
	(In thousands)
Land	$8,075	$8,512
Buildings and leasehold improvements	100,669	97,045
Furniture, fixtures and equipment	321,670	320,443

	430,414	426,000
Less accumulated depreciation	(284,270)	(268,946)

	$146,144	$157,054

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the years ended January 31, 2005, 2004 and 2003 amounted to $35.5 million, $37.4 million and $39.3 million, respectively. Property and equipment leased under capital leases was approximately $17.2 million and $18.1 million, net of accumulated depreciation of $7.1 million and $5.1 million, at January 31, 2005 and 2004, respectively (see Note 6—Long-Term Debt). Property and equipment recorded as capital leases is comprised of a logistics center and related equipment.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. During the fourth quarter of fiscal 2003 when the Company performed its annual test, it was determined that due to the Company’s reduced earnings and cash flow forecast, primarily as a result of the prolonged downturn in the economy, uncertain demand, and competitive industry conditions, a $328.9 million non-cash goodwill impairment charge was necessary. During the fourth quarters of fiscal 2005 and 2004, the Company performed its annual test of goodwill and determined there were no impairments.

The changes in the carrying amount of goodwill for the years ended January 31, 2005 and 2004, respectively, are as follows (in thousands):

	Americas	EMEA	Total
Balance as of January 31, 2003	$2,966	$—	$2,966
Goodwill acquired during the year	—	124,127	124,127
Other(1)	—	14,145	14,145

Balance as of January 31, 2004	2,966	138,272	141,238
Goodwill acquired during the year	—	3,046	3,046
Adjustments to previously recorded purchase price	—	(3,728)	(3,728)
Other(1)	—	9,163	9,163

Balance as of January 31, 2005	$2,966	$146,753	$149,719

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within Other assets are intangible assets as follows:

	January 31, 2005			January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Amortized intangible assets:
Capitalized software and development costs	$181,638	$95,792	$85,846	$160,501	$80,910	$79,591
Customer list	31,443	12,930	18,513	30,040	8,553	21,487
Trademark	7,827	2,869	4,958	7,493	1,262	6,231
Other intangible assets	708	592	116	663	516	147

Total	$221,616	$112,183	$109,433	$198,697	$91,241	$107,456

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended January 31, 2005, 2004 and 2003 amounted to $20.0 million, $17.7 million and $10.5 million, respectively. Estimated amortization expense of currently capitalized costs for succeeding fiscal years is as follows (in thousands):

Fiscal year:
2006	$19,400
2007	17,200
2008	14,800
2009	11,000
2010	9,900

In addition, the Company capitalized intangible assets related solely to software and development expenditures of $17.9 million, $21.7 million and $32.9 million for the years ended January 31, 2005, 2004 and 2003, respectively, which includes $0.6 million, $0.8 million and $0.3 million of capitalized interest and a weighted average amortization period of approximately nine, eight and nine years for fiscal 2005, 2004 and 2003, respectively.

The weighted average amortization period for all intangible assets capitalized during fiscal 2005, 2004 and 2003 approximated eight, seven and nine years, respectively.

NOTE 5. REVOLVING CREDIT LOANS

	January 31,
	2005	2004
	(In thousands)
Receivables Securitization Program, average interest rate of 2.83% at January 31, 2005, expiring August 2005	$—	$8,188
Multi-currency Revolving Credit Facility, average interest rate of 4.09% at January 31, 2005, expiring May 2006	—	—
Other revolving credit facilities, average interest rate of 3.16% at January 31, 2005, expiring on various dates throughout fiscal 2006	68,343	72,033

	$68,343	$80,221

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2005, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $505.0 million and $545.3 million at January 31, 2005 and 2004, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2005.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, that expires in May 2006, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

euro rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 30 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $641.3 million at January 31, 2005 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.3 billion, of which $68.3 million was outstanding at January 31, 2005. The Company’s credit agreements contain warranties and covenants that must be complied with on a continuing basis, including the maintenance of certain financial ratios, restrictions on payment of dividends and restrictions on the amount of common stock that may be repurchased annually. At January 31, 2005, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which limits the Company’s ability to draw the full amount of these facilities.

The Company’s total borrowings on its credit facilities are limited to a multiple of the Company’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) recognized during the last twelve months. The EBITDA calculation within the covenants allows for certain special charges, such as goodwill impairments, to be excluded. As of January 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $844.4 million. In addition, at January 31, 2005, the Company had issued standby letters of credit of $31.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

On March 7, 2005, the Company amended its Revolving Credit Facility (the “Amended Credit Agreement”) to extend the maturity date to March 7, 2010 and modify existing covenants. Under the terms of the Amended Credit Agreement, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. The Company pays interest on advances under this new facility at the applicable euro rate plus a margin based on the Company’s credit ratings and the Company can fix the interest rate for periods of 7 to 180 days.

The Amended Credit Agreement requires the Company to meet certain covenants with respect to its debt to capitalization ratio, interest charge coverage ratio and tangible net worth. The Company is also required to provide a pledge of stock or a guarantee of certain significant subsidiaries as defined in the Amended Credit Agreement. The covenant discussed above, regarding the limitation on total borrowings based upon a multiple of the Company’s EBITDA, has been excluded from the Amended Credit Agreement. The Company’s Receivables Securitization Program and Synthetic Lease also reference the covenants and pledge of stock or guarantee discussed above. These agreements were also amended in March 2005 to conform the covenant requirements with those contained in the Amended Credit Agreement.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. LONG-TERM DEBT

	January 31,
	2005	2004
	(In thousands)
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021 (includes $2.0 million of convertible debentures not redeemed for New Notes in connection with the Exchange Offer discussed below)	$290,000	$290,000
Capital leases	18,840	19,400
Mortgage note payable, repaid October 1, 2004	—	7,792

	308,840	317,192
Less—current maturities	(291,625)	(9,258)

	$17,215	$307,934

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

In December 2004 the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding convertible subordinated debentures except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The Company incurred approximately $.6 million of professional fees in conjunction with the Exchange Offer, that were expensed as incurred. The dilutive impact of the New Notes is excluded from the diluted earning per share calculations due to the conditions for the contingent conversion feature not being met.

As the Holders of both the New Notes and the Old Notes have the option to require the Company to repurchase the debentures on certain dates, beginning with December 20, 2005, the Company has classified the debentures as a current liability at January 31, 2005.

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. Upon

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its effective date of December 15, 2004, EITF Issue No. 04-8 requires the contingent shares issuable under the Company’s convertible subordinated debentures to be included in the Company’s diluted earnings per share calculation retroactive to the date of issuance of the debentures by applying the “if converted” method under SFAS No. 128, “Earnings Per Share”.

To the extent that the Company’s Old Notes remain outstanding at January 31, 2005, EITF Issue No. 04-8 requires the Company to restate previously reported diluted earnings per share. However, due to only $2.0 million of the original $290.0 million of Old Notes remain outstanding at January 31, 2005, there is no impact on previously reported diluted earnings per share or earnings per share for any of the quarterly or annual periods within the fiscal years ended January 31, 2005, 2004 and 2003.

The aforementioned debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

Principal maturities of long-term debt at January 31, 2005 for succeeding fiscal years are as follows:

	Capital Lease Payments	Long-Term Debt	Total
	(In thousands)
Fiscal year:
2006	$2,701	$290,000	$292,701
2007	2,701	—	2,701
2008	2,701	—	2,701
2009	1,876	—	1,876
2010	1,711	—	1,711
Thereafter	12,178	—	12,178

Total payments	23,868	290,000	313,868
Less amounts representing interest	(5,028)	—	(5,028)

Total principal payments	$18,840	$290,000	$308,840

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2005, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. INCOME TAXES

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$31,701	$21,245	$28,937
State	1,763	1,025	1,674
Foreign	23,298	17,157	19,064

Total current	56,762	39,427	49,675

Deferred:
Federal	4,990	13,011	16,254
State	967	2,007	2,250
Foreign	(9,573)	(7,649)	(1,051)

Total deferred	(3,616)	7,369	17,453

	$53,146	$46,796	$67,128

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

	Year ended January 31,
	2005	2004	2003
Tax (benefit) at U.S. statutory rates	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	0.8	1.3	1.9
Net operating losses	2.5	8.4	3.8
Non-deductible goodwill	—	—	86.7
Loss on disposition of foreign subsidiary	—	—	2.7
Tax on foreign earnings under U.S. rate	(9.7)	(12.8)	(9.9)
Reversal of previously accrued income taxes	(5.4)	—	—
Other—net	1.4	(0.9)	0.4

	24.6%	31.0%	50.6%

The reversal of previously accrued income taxes represents the reversal of $11.5 million in accrued taxes due to the favorable resolution of various income tax examinations during the fourth quarter of fiscal 2005.

The components of pretax earnings are as follows:

	Year ended January 31,
	2005	2004	2003
	(In thousands)
United States	$114,338	$101,059	$136,796
Foreign	101,268	49,884	(269,486)

	$215,606	$150,943	$(132,690)

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2005	2004
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$27,541	$27,294
Capitalized marketing program costs	1,791	2,213
Convertible debenture interest	26,706	17,279
Accruals currently deductible	8,788	3,810
Other, net	6,317	5,585

Total deferred tax liabilities	71,143	56,181

Deferred tax assets:
Accrued liabilities and reserves	56,042	41,315
Loss carryforwards	85,936	106,719
Amortizable goodwill	39,231	—
Depreciation and amortization	5,210	6,328
Other, net	233	4,703

	186,652	159,065
Less: valuation allowance	(66,909)	(58,130)

Total deferred tax assets	119,743	100,935

Net deferred tax asset	$48,600	$44,754

The net change in the deferred income tax valuation allowance was an increase of $8.8 million at January 31, 2005, an increase of $33.3 million at January 31, 2004, and an increase of $7.2 million at January 31, 2003. The valuation allowance at January 31, 2005 primarily relates to foreign net operating loss carryforwards of $321.6 million. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2006 through 2020. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

During fiscal 2005, $39.2 million of the loss carryforward deferred tax asset was reclassified due to a corporate reorganization in Germany. As part of the reorganization, a tax election was made, which converted a portion of the German net operating losses into tax deductible goodwill.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $225.1 million at January 31, 2005. It is not currently practical to estimate the amount of unrecognized deferred U.S. taxes that might be payable on the repatriation of these foreign earnings.

NOTE 8. EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2005, the Company had four stock-based compensation plans which authorized the issuance of 20.7 million shares, of which approximately 3.2 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors grants of restricted stock, options to purchase common stock, max-value options, stock-settled stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Stock

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options granted have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors. Grants and awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active stock option plans and are required to be priced at, or above, the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for these plans.

A summary of the status of the Company’s stock option plans is as follows:

	January 31, 2005		January 31, 2004		January 31, 2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,952,461	$31.20	7,064,331	$32.14	6,519,696	$28.08
Granted	1,656,310	40.86	2,101,055	24.44	2,012,140	43.17
Exercised	(1,284,001)	26.25	(1,236,862)	23.49	(1,073,829)	27.76
Canceled	(481,185)	35.95	(976,063)	33.18	(393,676)	33.24

Outstanding at year end	6,843,585	34.15	6,952,461	31.20	7,064,331	32.14

Options exercisable at year end	3,576,410		3,436,503		2,672,089
Available for grant at year end	3,225,442		4,452,027		2,245,206

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 1/31/05	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at 1/31/05	Weighted- Average Exercise Price
$10.63 – $14.63	101,000	1.11	$14.36	101,000	$14.36
16.50 – 23.63	328,688	4.39	17.14	313,688	16.88
24.04 – 26.38	1,523,017	7.61	24.26	361,149	24.24
28.31 – 39.69	1,370,777	5.84	30.65	1,278,801	30.29
39.94 – 41.08	2,004,865	7.73	40.80	516,730	39.99
41.13 – 44.00	1,333,943	7.11	43.18	862,270	43.23
44.04 – 51.38	181,295	5.81	45.55	142,772	45.68

	6,843,585	6.89	34.15	3,576,410	33.19

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. Since the inception of the ESPP, the Company has sold 372,419 through January 31, 2005. All shares purchased under the ESPP must be retained for a period of one year.

Pro Forma Effect of Stock Compensation Plans

The Company has disclosed in Note 1—Business and Summary of Significant Accounting Policies, the pro forma net income and pro forma earnings per share reflecting the compensation cost that the Company would

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have recorded on its stock option plans and employee stock purchase plan had it used the fair value at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123. The pro forma results were calculated with the use of the Black-Scholes option-pricing model. The weighted-average fair value of options granted during fiscal 2005, 2004 and 2003 was $19.87, $13.10, and $23.74, respectively. The following weighted-average assumptions were used for the years ended January 31, 2005, 2004 and 2003, respectively:

Year Ended January 31,	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
2005	5	57%	2.50%	0%
2004	4	66%	2.54%	0%
2003	5	66%	4.30%	0%

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

At January 31, 2005 and 2004, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 334,000 and 393,000 shares, respectively.

Aggregate contributions made by the Company to the 401(k) Savings Plan were $1.8 million and $0.3 million for fiscal 2005 and fiscal 2003, respectively. Tech Data did not make any contributions to the 401(k) Savings Plan in fiscal 2004.

NOTE 9. SHAREHOLDERS’ EQUITY

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $64.5 million $63.7 million and $44.7 million in 2005, 2004 and 2003, respectively. Future minimum lease payments under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2006	$67,931
2007	57,096
2008	43,889
2009	30,183
2010	24,789
Thereafter	108,039

Total payments	$331,927

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $116.9 million. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 5—Revolving Credit Loans. The amount funded under the Restructured Lease is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of January 31, 2005, the Company was in compliance with all such covenants.

As discussed in Note 5—Revolving Credit Loans, on March 7, 2005, the Company amended its Revolving Credit Facility (the “Amended Credit Agreement”) to extend its maturity and modify existing covenants regarding the limitation on total borrowings based upon a multiple of the Company’s EBITDA. The Restructured Lease was also amended in March 2005 to conform the covenant requirements with those contained in the Amended Credit Agreement.

The Restructured Lease is fully funded at January 31, 2005, in the approximate amount of $136.8 million. The sum of future minimum lease payments under the Restructured Lease at January 31, 2005 was approximately $21.5 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether the Company is required to consolidate that entity. The Company has

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

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

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from Tech Data, the Company has arrangements with certain finance companies that provides inventory-financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require the Company to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. As of January 31, 2005 and 2004, the aggregate amount of guarantees under these arrangements totaled approximately $9.7 million and $18.6 million, respectively, of which approximately $5.3 million and $12.5 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease.

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

NOTE 11. SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include 1) the Americas (United States, Canada, Latin America, and export sales to the Caribbean) and 2) EMEA (Europe, Middle East, and export sales to Africa). The accounting policies of the segments are the same as those of the Consolidated Company described in Note 1—Business and Summary of Significant Accounting Policies.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by geographic segment is as follows (in thousands):

	Year ended January 31,
	2005	2004	2003
Net sales to unaffiliated customers(a)
Americas	$8,482,512	$7,839,425	$8,337,796
EMEA	11,307,821	9,566,915	7,401,149

Total	$19,790,333	$17,406,340	$15,738,945

Operating income (loss)(b)
Americas	$140,690	$120,413	$158,426
EMEA	94,824	45,203	(268,268)

Total	$235,514	$165,616	$(109,842)

Depreciation and amortization
Americas	$16,885	$19,957	$28,064
EMEA	38,587	35,127	21,785

Total	$55,472	$55,084	$49,849

Capital expenditures
Americas	$8,511	$13,380	$15,098
EMEA	35,264	39,612	44,040

Total	$43,775	$52,992	$59,138

Identifiable assets(a)
Americas	$1,459,639	$1,358,729	$1,310,484
EMEA	3,098,097	2,809,157	1,937,534

Total	$4,557,736	$4,167,886	$3,248,018

Goodwill
Americas	$2,966	$2,966	$2,966
EMEA	146,753	138,272	—

Total	$149,719	$141,238	$2,966

(a)	For the year ended January 31, 2005, net sales to unaffiliated customers in the US represented 88% of the total Americas net sales to unaffiliated customers, and represented 89% of total Americas net sales for both the years ended January 31, 2004 and 2003. Identifiable assets in the US represented 86% of Americas identifiable assets at both January 31, 2005, 2004 and 87% of Americas identifiable assets at January 31, 2003.

(b)	The amounts shown above include $3.1 million and $328.9 million of pre-tax special charges for the years ended January 31, 2004 and 2003, respectively. For the fiscal year ended January 31, 2004, the entire $3.1 million of charges related to the Americas operations. For the year ended January 31, 2003, $324.4 million of these charges related to EMEA operations and $4.5 million related to operations in the Americas. See also Note 12—Special Charges.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. SPECIAL CHARGES

In fiscal 2004 and 2003, the Company recorded pre-tax special charges of $3.1 million and $328.9 million, respectively, as follows:

	Year ended January 31,
	2004	2003
	(In millions)
Closure of U.S. education business	$3,065	$—
Impairment of goodwill	—	328,872

Total special charges	$3,065	$328,872

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

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Fiscal year 2005
Net sales	$4,822,292	$4,578,835	$4,771,090	$5,618,116
Gross profit	275,192	267,625	263,586	305,629
Net income	34,664	30,674	37,810	59,312
Earnings per share:
Basic	$0.60	$0.53	$0.65	$1.01
Diluted	$0.59	$0.52	$0.64	$0.99

Fiscal year 2004
Net sales	$3,913,857	$4,178,751	$4,395,003	$4,918,729
Gross profit	207,160	237,418	245,086	291,982
Net income	21,537	17,170	26,522	38,918
Earnings per share:
Basic	$0.38	$0.30	$0.47	$0.68
Diluted	$0.38	$0.30	$0.46	$0.67

Net income in the quarter ended January 31, 2005 includes an $11.5 million reversal of previously accrued income taxes resulting from the favorable resolution of several tax audits concluded during the quarter, which increased fiscal 2005 diluted earnings per share by $0.19 per share.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. SUBSEQUENT EVENT

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. The vesting acceleration resulted in an expense to the Company of less than $0.1 million. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of SFAS No. 123R. The estimated future compensation expense associated with these accelerated options that would have been recognized in the Company’s income statement upon implementation of SFAS No. 123R is approximately $20.0 million.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9a.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Tech Data’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2005, has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tech Data Corporation and subsidiaries maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tech Data Corporation maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005 of Tech Data Corporation and our report dated March 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 25, 2005

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement in the table entitled “Ten-Year Option/SAR Repricings”, the information included under the caption entitled “Compensation Committee Report on Executive Compensation”, and the information included in the “Stock Price Performance Graph” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2005 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2005.

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

Code of Ethics

Tech Data has adopted a code of business conduct and ethics for directors, officers (including Tech Data’s principal executive officer, principal financial officer, and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available, and may be obtained free of charge, on Tech Data’s website at http://www.techdata.com/content/td_ethics/main.aspx. Tech Data intends to provide information required by Item 5.05 of Form 8-K by disclosing any amendment to, or waiver from, a provision of the Code of Ethics that applies to Tech Data’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on the Company’s website at the web address noted in this section.

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

Information regarding principal accounting fees and services is set forth under the caption “Principal Accounting Firm Fees” in our Proxy Statement, which is incorporated herein by reference to the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days of our fiscal year.

The Audit Committee has a policy to pre-approve all services to be provided by the Company’s independent auditor, and will not approve prohibited non-audit services.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) See index to financial statements and schedules included in Item 8.

(b) The Company furnished and/or filed the following Current Reports on Form 8-K during the fourth quarter of fiscal 2005:

•	The Company filed a Current Report on Form 8-K on November 16, 2004 and December 15, 2004 in connection with the issuance of its press releases, for the announcement related to the commencement and completion of the exchange offer for the $290 million 2% convertible subordinated debentures.

•	The Company filed a Current Report on Form 8-K on November 23, 2004 in connection with the issuance of its press release announcing financial results for the Company’s fiscal 2005 third quarter earnings.

•	The Company filed a Current Report on Form 8-K on December 14, 2004 in connection with the approval by the Board of Directors of the Tech Data Corporation 2005 Deferred Compensation Plan in order to comply with new regulations enacted by the American Jobs Creation Act of 2004.

•	The Company filed a Current Report on Form 8-K on January 6, 2005 in connection with:

•	an amendment to its Transfer and Administrative Agreement dated May 19, 2000 to extend the term, add an annual renewal provision and modify accounts receivable portfolio performance ratios and reserve requirements; and,

•	to incorporate all previous amendments to the Transfer and Administrative Agreement dated May 19, 2000 into the original agreement.

(c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description

3-M(2)	—	Amended & Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association as Successor trustee to Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

Exhibit Number		Description

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000

10-AAaa(6)	—	2005 Deferred Compensation Plan

10-AAbb(9)	—

Indenture for New 2% Subordinated Debentures between Tech Data and JP Morgan Trust Company, National Association and Table of contents of Indenture including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit.

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description

99 -A(1)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14624.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.

(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625

(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.

(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.

(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Activity			Balance at end of period
Allowance for doubtful accounts receivable and sales returns		Charged to cost and expenses	Deductions	Other(1)
January 31,
2005	$74,556	$13,268	$(25,047)	$14,532	$77,309
2004	60,307	29,214	(37,445)	22,480	74,556
2003	60,155	31,243	(47,668)	16,577	60,307

(1)	“Other” primarily includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency. For fiscal 2004, approximately $11.0 million of this amount was attributed to the addition of the Azlan allowance for doubtful accounts receivable and sales returns as a result of the acquisition in the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

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

Signature	Title	Date

/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	March 31, 2005

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	March 31, 2005

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	March 31, 2005

/s/ CHARLES E. ADAIR Charles E. Adair	Director	March 31, 2005

/s/ MAXIMILIAN ARDELT Maximilian Ardelt	Director	March 31, 2005

/s/ JAMES M. CRACCHIOLO James M. Cracchiolo	Director	March 31, 2005

/s/ KATHY MISUNAS Kathy Misunas	Director	March 31, 2005

/s/ DAVID M. UPTON David M. Upton	Director	March 31, 2005

/s/ JOHN Y. WILLIAMS John Y. Williams	Director	March 31, 2005

Exhibit Number		Description

3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

4-A(15)	—	Indenture between the Company and JPMorgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000

10-AAaa(6)	—	2005 Deferred Compensation Plan

Exhibit Number		Description

10-AAbb(9)	—

Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-A(1)	—	Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.

(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625

(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.

(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.

(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.