Form 10-Q
period 2005-04-30
TECH DATA CORP
filed 2005-06-06
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2005
Common stock, par value $.0015 per share	58,754,165

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$155,791	$195,056
Accounts receivable, net	2,187,035	2,217,474
Inventories	1,537,181	1,492,479
Prepaid and other assets	147,297	151,480

Total current assets	4,027,304	4,056,489
Property and equipment, net	148,358	146,144
Goodwill	145,902	149,719
Other assets, net	212,060	205,384

Total assets	$4,533,624	$4,557,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit loans	$35,406	$68,343
Accounts payable	1,747,541	1,757,838
Current portion of long-term debt	291,630	291,625
Accrued expenses and other liabilities	457,518	450,066

Total current liabilities	2,532,095	2,567,872
Long-term debt	16,479	17,215
Other long-term liabilities	45,011	45,178

Total liabilities	2,593,585	2,630,265

Commitments & contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,021,080 issued at April 30, 2005 and 58,984,055 issued at January 31, 2005	88	88
Additional paid-in capital	725,938	724,562
Treasury stock, at cost (271,225 shares at April 30, 2005)	(10,000)	—
Retained earnings	945,320	911,797
Accumulated other comprehensive income	278,693	291,024

Total shareholders’ equity	1,940,039	1,927,471

Total liabilities and shareholders’ equity	$4,533,624	$4,557,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended April 30,
	2005	2004
Net sales	$5,079,834	$4,822,292
Cost of products sold	4,802,715	4,547,100

Gross profit	277,119	275,192
Selling, general and administrative expenses	223,172	221,514

Operating income	53,947	53,678
Interest expense	7,015	6,917
Interest income	(1,535)	(1,279)
Net foreign currency exchange loss (gain)	580	(1,479)

Income before income taxes	47,887	49,519
Provision for income taxes	14,364	14,855

Net income	$33,523	$34,664

Net income per common share:
Basic	$.57	$.60

Diluted	$.56	$.59

Weighted average common shares outstanding:
Basic	58,932	57,813

Diluted	59,752	58,962

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three months ended April 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$5,095,006	$4,824,101
Cash paid to suppliers and employees	(5,064,249)	(4,934,593)
Interest paid	(4,908)	(3,308)
Income taxes paid	(7,715)	(5,737)

Net cash provided by (used in) operating activities	18,134	(119,537)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	5,130
Expenditures for property and equipment	(10,401)	(6,562)
Software development costs	(4,634)	(5,504)

Net cash used in investing activities	(15,035)	(6,936)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,295	7,258
Cash paid for the purchase of treasury stock	(10,000)	—
Net (repayments) borrowings on revolving credit loans	(32,595)	117,584
Principal payments on long-term debt	(531)	(220)

Net cash (used in) provided by financing activities	(41,831)	124,622

Effect of exchange rate changes on cash	(533)	(4,021)

Net decrease in cash and cash equivalents	(39,265)	(5,872)
Cash and cash equivalents at beginning of period	195,056	108,801

Cash and cash equivalents at end of period	$155,791	$102,929

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$33,523	$34,664

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,238	13,839
(Recovery of) provision for losses on accounts receivable	(2,342)	5,625
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,201	2,441
Inventories	(55,210)	(83,980)
Prepaid and other assets	(839)	(4,313)
Accounts payable	1,815	(98,740)
Accrued expenses	12,748	10,927

Total adjustments	(15,389)	(154,201)

Net cash provided by (used in) operating activities	$18,134	$(119,537)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. The Company is managed in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

Basis of Presentation

The consolidated interim financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of April 30, 2005, and the results of their operations and cash flows for the three months ended April 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements & Legislation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company beginning on August 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have, if any, on its consolidated results of operations and financial position.

In December 2004, the FASB issued Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, that provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $250.0 million for potential repatriation. The Company cannot complete its evaluation until the U.S. Treasury provides additional guidance to clarify certain provisions of the Jobs Act. Therefore, the related range of income tax effects from such repatriation cannot be reasonably estimated at this time.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the income statement based on their fair values and is effective for fiscal years beginning after June 15, 2005. SFAS 123R will be applicable to the Company beginning February 1, 2006, and will be adopted using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized beginning with the effective date of adoption for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25, and as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R can not be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share included in the stock-based compensation table in Note 2 –Earnings Per Share below.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, as it depends, among other things, when employees exercise stock options and similar equity incentives, the amount of operating cash flows recognized for such excess tax deductions were approximately $0.1 million and $0.8 million for the quarters ended April 30, 2005 and 2004, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during our second and third fiscal quarters and an increase in European demand during our fiscal fourth quarter. Given a majority of the Company’s revenues are now derived from Europe; the worldwide results will more closely follow the seasonality trends in Europe. The life cycle of major products and any company acquisition or disposition may also materially impact the business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2005 and 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2006.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of stock options and similar equity incentives (as further discussed below) using the if-converted and treasury stock methods, respectively. The composition of basic and diluted earnings per common share is as follows:

	Three months ended April 30,
	2005			2004
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$33,523	58,932	$.57	$34,664	57,813	$.60

Effect of dilutive securities:
Stock options and similar equity incentives		820			1,149

Diluted EPS	$33,523	59,752	$.56	$34,664	58,962	$.59

At April 30, 2005 and 2004, there were 3,545,872 and 3,217,401 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

The Company issued 37,025 and 279,317 shares of stock during the quarters ended April 30, 2005 and 2004, respectively. In addition, the Company repurchased 271,225 shares during the quarter ended April 30, 2005 (see further discussion of the Company’s share repurchase program in Note 9 - Shareholders’ Equity).

In December 2004 the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures for new debentures. The dilutive impact of the new debentures outstanding at April 30, 2005, has been excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met (see further discussion of the Exchange Offer in Note 8 - Revolving Credit Loans and Long-Term Debt).

Stock-Based Compensation

At April 30, 2005, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans.

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. As a result of the vesting acceleration, the Company recognized an expense of less than $0.1 million within our operating results for the

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter ended April 30, 2005. The primary purpose of the vesting acceleration was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of SFAS No. 123R.

During the first quarter of fiscal 2006, the Company’s Board of Directors approved the issuance of 1.5 million long-term incentive awards in the form of maximum-value stock-settled stock appreciation rights (“MV Stock- settled SARs”) and maximum-value stock options (“MVOs”) pursuant to the Company’s 2000 Equity Incentive Plan, as amended. MV Stock-Settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the exercise price. In addition, upon exercise, a MV Stock-settled SAR requires the Company to settle the spread (the difference between the exercise price and the grant price) in shares of the Company’s common stock. The award of the MV Stock-settled SARs and MVOs were priced using the last sale price as quoted on the NASDAQ on the date of grant (or higher as required based on the laws and regulations of specific foreign jurisdictions). The terms of the awards (i.e. vesting schedule, contractual term, etc.) were not materially different from the terms of traditional stock options previously granted by the Company. MV Stock-settled SARs are required to be accounted for as variable awards, until the earlier of the exercise of these awards or the implementation of SFAS No. 123R. In accordance with APB Opinion No. 25, variable awards are to be re-measured on a quarterly basis with changes in value recorded in the Company’s Statement of Income as compensation expense. No compensation expense was recorded for these instruments for the quarter ended April 30, 2005, as the closing price of the Company’s common stock on the last day of the quarter was less than the stock price on the date of grant.

Pro Forma Effect of Stock Compensation Plans

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options and similar equity incentives that could be granted by the Company in future fiscal years or of the value of all stock options and similar equity incentives currently outstanding.

	Three months ended April 30,
	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$33,523	$34,664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(18,543)	(4,131)

Pro forma net income	$14,980	$30,533

Earnings per share:
Basic—as reported	$.57	$.60

Basic—pro forma (1)	$.25	$.53

Diluted—as reported	$.56	$.59

Diluted—pro forma (1)	$.25	$.52

(1)	Stock-based compensation expense for the quarter ended April 30, 2005, includes incremental expense, net of related tax effects, of approximately $15.4 million related to the acceleration of stock options issued in March 2004.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated fair value of the options granted during the quarter ended April 30, 2004, was $19.96 based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
Black-Scholes	5	57%	2.46%	0%

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the quarter ended April 30, 2005, was $7.67 based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Suboptimal Exercise Factor
Hull-White Lattice	10	41%	4.67%	0%	1.24
Black-Scholes	4	41%	4.67%	0%	—

Results may vary depending on the assumptions applied within the models.

NOTE 3—COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s cumulative translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income, net of taxes, for the three months ended April 30, 2005 and 2004, is as follows (in thousands):

	Three months ended April 30,
	2005	2004
Comprehensive income:
Net income	$33,523	$34,664
Change in CTA(1)	(12,331)	(55,598)

Total	$21,192	$(20,934)

(1)	There were no income tax effects for the quarters ended April 30, 2005 or 2004.

NOTE 4—ACQUISITIONS

Effective March 31, 2003, Tech Data acquired all of the outstanding stock of UK-based Azlan Group PLC (“Azlan”), a European distributor of networking and communications products and provider of training and other value-added services for a total purchase price of $227.0 million.

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services and was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 141, the net assets and results of operations of Azlan have been included in Tech Data’s consolidated financial statements since the date of acquisition. The acquisition cost has been allocated to intangible assets, goodwill and net tangible assets based on management’s estimates in

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conjunction with independent appraisals. Based on this analysis and exchange rates at January 31, 2004, the Company allocated approximately $18.6 million and $7.5 million to the value of Azlan’s customer list and trademark, respectively, and $132.6 million to goodwill, representing the remainder of the excess of the purchase price over the fair value of the net tangible assets acquired (see Note 6—Goodwill for further discussion). The Company is amortizing the customer list and trademark over seven and five years, respectively.

During fiscal 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of duplicative facility leases entered into by Azlan prior to the acquisition. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, are included in the reported amount of goodwill above. Total integration and restructuring costs to date are $32.1 million, with $3.0 million of this amount recorded in fiscal 2005 and $29.1 million recorded during fiscal 2004. As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be received. As of April 30, 2005, the Company had outstanding liabilities for integration and restructuring costs associated with these plans as follows (in thousands):

	Employee Termination Benefits	Facility Costs	Total
Balance as of January 31, 2005	$128	$8,210	$8,338
Cash payments	—	(519)	(519)
Other(1)	(1)	(25)	(26)

Balance as of April 30, 2005	$127	$7,666	$7,793

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 5—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	April 30, 2005	January 31, 2005
	(In thousands)
Accounts receivable	$2,257,380	$2,294,783
Allowance for doubtful accounts	(70,345)	(77,309)

	$2,187,035	$2,217,474

Trade Receivables Purchase Facility Agreement

In May 2005, the Company entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party to sell up to $150.0 million of accounts receivable on a non-recourse basis. Under the Receivables Facility, the Company may sell certain accounts receivable (the “Receivables”) to the third-party in exchange for cash less a discount based on LIBOR plus a margin. To the extent that cash is received in exchange for the Receivables, transactions under the Receivables Facility will be accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which matures in May 2006, requires that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2005, the Company has sold approximately $127.1 million of accounts receivable under the Receivables Facility.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they be reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

The changes in the carrying amount of goodwill for the quarter ended April 30, 2005, are as follows:

	Americas	EMEA	Total
	(in thousands)
Balance as of January 31, 2005	$2,966	$146,753	$149,719
Other (1)	—	(3,817)	(3,817)

Balance as of April 30, 2005	$2,966	$142,936	$145,902

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within Other Assets (non-current) are intangible assets as follows:

	April 30, 2005			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Amortized intangible assets:
Capitalized software and development costs	$182,896	$96,945	$85,951	$181,638	$95,792	$85,846
Customer list	31,102	13,773	17,329	31,443	12,930	18,513
Trademark	7,742	3,225	4,517	7,827	2,869	4,958
Other intangible assets	660	553	107	708	592	116

Total	$222,400	$114,496	$107,904	$221,616	$112,183	$109,433

Amortization expense for the first quarters of fiscal 2006 and fiscal 2005 was $5.2 million and $4.8 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service for the remainder of the current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2006	$20,500
2007	17,600
2008	15,200
2009	11,000
2010	9,800

In addition, the Company capitalized intangible assets of $4.6 million and $5.5 million for the quarters ended April 30, 2005 and 2004, respectively, related solely to software and development expenditures with a weighted average amortization period of approximately nine years for both periods. The weighted average amortization period for all intangible assets capitalized during the quarter ended April 30, 2005 and 2004, approximated nine years for both periods.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid in capital of approximately $0.1 million and $0.8 million during the three months ended April 30, 2005 and 2004, respectively, related to the exercise of employee stock options.

NOTE 8—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2005	January 31, 2005
	(In thousands)
Receivables Securitization Program, average interest rate of 3.21% at April 30, 2005, expiring August 2005	$—	$—
Multi-currency Revolving Credit Facility, average interest rate of 4.08% at April 30, 2005, expiring March 2010	—	—
Other revolving credit facilities, average interest rate of 3.19% at April 30, 2005, expiring on various dates throughout fiscal 2006	35,406	68,343

	$35,406	$68,343

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2005, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $585.7 million and $505.0 million at April 30, 2005 and January 31, 2005, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2005.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major international currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2010, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 7 to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $638.0 million at April 30, 2005, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aforementioned credit facilities total approximately $1.3 billion, of which $35.4 million was outstanding at April 30, 2005. The Company’s credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At April 30, 2005, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.

As of April 30, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $841.1 million. In addition, at April 30, 2005, the Company had issued standby letters of credit of $23.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

Long-Term Debt

	April 30, 2005	January 31, 2005
	(In thousands)
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021 (includes $2.0 million of convertible debentures at January 31, 2005 and April 30, 2005 which were not redeemed for New Notes in connection with the Exchange Offer discussed below)	$290,000	$290,000
Capital leases	18,109	18,840

	308,109	308,840
Less—current maturities	(291,630)	(291,625)

	$16,479	$17,215

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy such repurchases in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at the Company’s option at any time on or after December 20, 2005. The Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. Additionally, the debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding convertible subordinated debentures except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The Company incurred approximately $.6 million of professional fees in conjunction with the Exchange Offer, which were expensed as incurred. The dilutive impact of the New Notes is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met.

As the Holders of both the New Notes and the Old Notes have the option to require the Company to repurchase the debentures on certain dates, beginning with December 20, 2005, the Company has classified the debentures as a current liability at both April 30, 2005 and January 31, 2005, respectively.

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

To the extent that the Company’s Old Notes remain outstanding at April 30, 2005 and January 31, 2005, EITF Issue No. 04-8 requires the Company to restate previously reported diluted earnings per share. However, due to only $2.0 million of the original $290.0 million of Old Notes remaining outstanding at both April 30, 2005 and January 31, 2005, there is no impact on previously reported diluted earnings per share or earnings per share for the quarter ended April 30, 2005, and any of the quarterly or annual periods within the fiscal year ended January 31, 2005.

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2005, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 9—SHAREHOLDERS’ EQUITY

On March 31, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The Company’s share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the quarter ended April 30, 2005, the Company purchased 271,225 shares of the Company’s outstanding common stock at an average of $36.87 per share, for a total cost of approximately $10.0 million, including expenses.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 8 – Revolving Credit Loans and Long Term Debt. The amount funded under the Restructured Lease (approximately $136.7 million at April 30, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of April 30, 2005, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at April 30, 2005, was approximately $19.2 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from Tech Data, the Company has arrangements with certain finance companies that provide inventory-financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company has agreements with the

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

finance companies that would require the Company to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. As of April 30, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $7.6 million and $9.7 million, respectively, of which approximately $3.9 million and $5.3 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease.

NOTE 11—SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (United States, Canada, Latin America, and export sales to the Caribbean) and EMEA (Europe, Middle East, and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities.

Financial information by geographic segment is as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Net sales to unaffiliated customers
Americas	$2,262,673	$2,051,279
EMEA	2,817,161	2,771,013

Total	$5,079,834	$4,822,292

Operating income
Americas	$38,479	$32,196
EMEA	15,468	21,482

Total	$53,947	$53,678

Depreciation and amortization
Americas	$3,771	$4,458
EMEA	9,467	9,381

Total	$13,238	$13,839

Capital expenditures
Americas	$7,638	$2,625
EMEA	7,397	9,441

Total	$15,035	$12,066

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended April 30,
	2005	2004
Identifiable assets
Americas	$1,586,391	$1,426,750
EMEA	2,947,233	2,699,897

Total	$4,533,624	$4,126,647

Goodwill
Americas	$2,966	$2,966
EMEA	142,936	135,633

Total	$145,902	$138,599

NOTE 12—SUBSEQUENT EVENT

As a result of the weaker demand environment in EMEA, on May 26, 2005, the Company announced a formal restructuring program covering its EMEA operations. This restructuring program will include workforce reductions and facility consolidations. Cash charges associated with the restructuring program are estimated to be in the range of $40 million to $50 million to be incurred over the next five to six quarters. Initiatives related to the program are targeted to generate annualized savings in the same range. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	risk of declines in inventory value

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	potential asset impairments resulting from declines in operating performance

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of labor strikes

•	volatility of common stock

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed, or furnished to, the SEC. We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Overview

Tech Data is a leading global provider of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, retailers, direct marketers and Internet resellers. Our offering of value-added customer services includes pre- and post-sale training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

Our strategy is to leverage our highly efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

In general, we believe we are responding to the market changes appropriately, through our focus on superior execution, cost management and disciplined pricing practices, which is reflected in the value we provide to our customers. We continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategically investing in our internal systems. These improvements are evidenced by our continuing investments in upgrading and expanding our IT systems, office facilities and equipment for our logistics centers. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunication systems.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. Our balance sheet at April 30, 2005, was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 15%.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventory

We value our inventory at the lower of its cost or market value, with cost being determined on the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded as a reduction of inventory upon receipt of funds and as a reduction of cost of products sold as the related inventory is sold. Incentives received from vendors for cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any excess reimbursement amount is recorded in the same manner as unrestricted volume rebates, as discussed above.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the $11.4 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to use all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

The following table summarizes our net sales, change in net sales and operating income by geographic region for the quarters ended April 30, 2005 and 2004:

	Three months ended April 30, 2005		Three months ended April 30, 2004
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,262,673	44.5%	$2,051,279	42.5%
EMEA	2,817,161	55.5%	2,771,013	57.5%

Worldwide	$5,079,834	100.0%	$4,822,292	100.0%

	Three months ended April 30,
	2005	2004
Year-over-year increase (decrease) in net sales (%)
Americas	10.3%	9.7%
EMEA (US$)	1.7%	35.6%
EMEA (euro)	(4.3)%	19.3%
Worldwide (US$)	5.3%	23.2%

	Three months ended April 30, 2005		Three months ended April 30, 2004
	$	% of Net Sales	$	% of Net Sales
Operating income ($ in thousands)
Americas	$38,479	1.70%	$32,196	1.57%
EMEA	15,468.55%		21,482.78%

Worldwide	$53,947	1.06%	$53,678	1.11%

The Company sells many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 28% and 29% of our net sales in the quarters ended April 30, 2005 and 2004, respectively.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2005 and 2004 as follows:

	Three months ended April 30,
	2005	2004
Net sales	100.00%	100.00%
Cost of products sold	94.54	94.29

Gross profit	5.46	5.71
Selling, general and administrative expenses	4.40	4.60

Operating income	1.06	1.11
Interest expense	.14	.14
Interest income	(.03)	(.03)
Net foreign currency exchange loss (gain)	.01	(.03)

Income before income taxes	.94	1.03
Provision for income taxes	.28	.31

Net income	.66%	.72%

Three Months Ended April 30, 2005 and 2004

Net Sales

Our consolidated net sales were $5.1 billion in the first quarter of fiscal 2006, an increase of 5.3% when compared to the first quarter of fiscal 2005. On a regional basis, we experienced year-over-year growth of 10.3% to $2.3 billion in the Americas, primarily due to the improved demand for IT products and services compared to the same quarter of the prior year. Net sales in EMEA increased by 1.7% to $2.8 billion, primarily due to the appreciation of the euro compared to the U.S. dollar. On a euro basis, EMEA net sales declined 4.3% in the first quarter of fiscal 2006 compared to the same quarter of the prior fiscal year. The year-over-year decline in EMEA net sales on a euro basis, reflects a weaker macro economic environment, slowing IT demand in certain European countries and a decline in the average selling price of many products we sell.

As a result of the weaker than anticipated demand environment in EMEA, on May 26, 2005, we announced a formal restructuring program covering our EMEA operations. This restructuring program will include workforce reductions and facility consolidations. Cash charges associated with the restructuring program are estimated to be in the range of $40 million to $50 million to be incurred over the next five to six quarters. Initiatives related to the program are targeted to generate annualized savings in the same range. Although we believe our estimates are appropriate and reasonable based on available information, actual results could differ from those estimates. The cash requirements of the restructuring program will be funded through our operations and borrowings under our multi-currency revolving credit facility.

Should our operating performance in EMEA not improve, we may be required to recognize an impairment of our goodwill, deferred tax assets and certain other assets relating to our EMEA operations. While such an impairment could have a material adverse effect on our operating results for the period, we would not expect it to have a material adverse effect on our liquidity.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the first quarter of fiscal 2006 was 5.46%, a decrease of .25%, or 25 basis points, compared to 5.71% in the first quarter of fiscal 2005. This decrease is primarily the result of the highly competitive pricing environment in both the Americas and EMEA. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.40% in the first quarter of fiscal 2006, compared to 4.60% in the first quarter of fiscal 2005. This decrease is the result of continuing costs savings initiatives, improvements in productivity and a decrease in credit costs resulting from a general improvement in the credit worthiness of our customers. We achieved this level of worldwide SG&A expenses through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a highly variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs.

In absolute dollars, worldwide SG&A increased by $1.7 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase is primarily attributable to the continued strengthening of the euro against the U.S. dollar. Excluding the effect of the strengthening of the euro, SG&A expenses declined on a year-over-year basis.

Interest Expense, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 1.4% to $7.0 million in the first quarter of fiscal 2006 from $6.9 million in the first quarter of the prior year. Although short term interest rates were higher in the first quarter of fiscal 2006, the impact of this increase was offset by a reduction in the short-term debt outstanding in the first quarter of fiscal 2006 compared to the same period of the prior year. Interest income increased 20.0% to $1.5 million in the first quarter of fiscal 2006 from $1.3 million in the first quarter of the prior year. This increase was primarily attributable to higher interest rates earned on short term cash investments in the first quarter of fiscal 2006 compared to the same period of the prior year.

We realized a net foreign currency exchange loss of $0.6 million in the first quarter of fiscal 2006 compared to a gain of $1.5 million in the first quarter of the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Additionally, our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 30% in the first quarter of fiscal 2006 and 30% in the first quarter of fiscal 2005. The effective tax rate differed from the U.S. federal statutory rate of 35% in the first quarter of fiscal 2006 and 2005 primarily due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rates are also impacted by cumulative and current period net operating losses in certain geographic regions, and management’s determination of the related deferred tax asset that is more likely than not to be realized.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At April 30, 2005, we believe we have appropriately accrued for probable income tax exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Net Income and Earnings Per Share

As a result of the factors described above, net income decreased slightly to $33.5 million in the first quarter of fiscal 2006, or $0.56 per diluted share, compared to net income of $34.7 million, or $0.59 per diluted share in the first quarter of fiscal 2005.

Liquidity and Capital Resources

The following table summarizes Tech Data’s consolidated statements of cash flows for the quarters ended April 30, 2005 and 2004 (in thousands):

	Three months ended April 30,
	2005	2004
Net cash flow provided by (used in):
Operating activities	$18,134	$(119,537)
Investing activities	(15,035)	(6,936)
Financing activities	(41,831)	124,622
Effect of exchange rate changes on cash and cash equivalents	(533)	(4,021)

Net decrease in cash and cash equivalents	$(39,265)	$(5,872)

Net cash provided by operating activities increased during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due primarily to the timing of payments to vendors offset, in part, by the timing of cash received from customers. We continue to focus on maintaining strong working capital management and have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved by approximately 3% to 35 days at the end of the first quarter of fiscal 2006 compared to 36 days at the end of the first quarter of fiscal 2005 resulting from improved management of our worldwide cash conversion cycle. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 14% at the end of the first quarter of fiscal 2006, meaning our accounts payable balances exceeded our inventory balances by 14%. This compares to negative owned inventory of 9% at the end of the first quarter of fiscal 2005.

The following table presents the components of Tech Data’s cash conversion cycle for the quarters ended April 30, 2005 and 2004:

	Three months ended April 30,
	2005	2004
Days of sales outstanding	39	39
Days of supply in inventory	29	28
Days of purchases outstanding	(33)	(31)

Cash conversion cycle (days)	35	36

Net cash used in investing activities of $15.0 million during the first quarter of fiscal 2006 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $60.0 to $65.0 million during fiscal 2006 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $41.8 million during the first quarter of fiscal 2006 reflects the net repayments on our revolving credit lines and long-term debt of $33.1 million and the $10.0 million repurchase of 271,225 shares of the Company’s common stock, offset by $1.3 million in proceeds received from stock option exercises and purchases made through our Employee Stock Purchase Plan (“ESPP”).

As of April 30, 2005, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in March 2010. We pay interest (average rate of 4.08% at April 30, 2005) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2005, which we intend to renew. We pay interest (average rate of 3.21% at April 30, 2005) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $638.0 million (average interest rate on borrowings was 3.19% at April 30, 2005).

The aforementioned credit facilities total approximately $1.3 billion, of which $35.4 million was outstanding at April 30, 2005. The Company’s credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At April 30, 2005, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.

As of April 30, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $841.1 million. In addition, at April 30, 2005, the Company had issued standby letters of credit of $23.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into our common stock at any time, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of our common stock. Holders have the option to require us to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although it is our intention to use cash to satisfy any debentures submitted for repurchase, we have the option to satisfy such repurchases in either cash and/or our common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture)

and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash, at our option at any time on or after December 20, 2005. We will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels. Additionally, the debentures are subordinated in right of payment to all of our senior indebtedness and are effectively subordinated to all of our indebtedness and other liabilities of our subsidiaries.

In December 2004, we completed an Exchange Offer whereby we exchanged approximately 99.3% of our $290.0 million convertible subordinated debentures for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding convertible subordinated debentures except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The dilutive impact of the New Notes is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. As the Holders of the debentures have the option to require us to repurchase the debentures on certain dates, beginning with December 20, 2005, we have classified the debentures as a current liability at both April 30, 2005 and January 31, 2005, respectively.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of April 30, 2005, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

In March 2005, our Board of Directors authorized a share repurchase program of up to $100 million of the Company’s common stock. Our share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee stock option plans. During the quarter ended April 30, 2005, the Company purchased 271,225 shares of the Company’s outstanding common stock at an average of $36.87 per share, for a total cost price of approximately $10.0 million, including expenses.

Our balance sheet at April 30, 2005, was one of the strongest in our history as evidenced by a senior debt to capital ratio (calculated as senior debt divided by total shareholders’ equity) of 2% and a total debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 15%. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 8 of notes to consolidated financial statements. The amount funded under the Restructured Lease (approximately $136.7 million at April 30, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of April 30, 2005, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at April 30, 2005, was approximately $19.2 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Trade Receivables Purchase Facility Agreement

In May 2005, the Company entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party to sell up to $150.0 million of accounts receivable on a non-recourse basis. Under the Receivables Facility, the Company may sell certain accounts receivable (the “Receivables”) to the third-party in exchange for cash less a discount based on LIBOR plus a margin. To the extent that cash is received in exchange for the Receivables, transactions under the Receivables Facility will be accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which matures in May 2006, requires that the Company continue to service, administer and collect the sold accounts receivable. On May 31, 2005, the Company has sold approximately $127.1 million of accounts receivable under the Receivables Facility.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of April 30, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $7.6 million and $9.7 million, respectively, of which approximately $3.9 million and $5.3 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. We also provide residual value guarantees related to our Restructured Lease.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. No material changes have occurred in our market risks since January 31, 2005.

ITEM 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Tech Data’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has continued to upgrade and harmonize the IT systems and processes used within its EMEA operations. As of the end of the second quarter of fiscal 2005, all locations previously utilizing the SAP systems in place at the time of our acquisition of Computer 2000 AG in 1998 were upgraded to the latest version of this comprehensive business software, mySAP™ Business Suite (“mySAP™”). To further standardize our business processes and systems across Europe, we plan to continue implementation of mySAP™ in virtually all of our EMEA locations that currently use other (non-SAP) systems. We expect this phase of the project to be substantially completed by the end of fiscal 2006. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The share repurchases are to be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

The following table presents information with respect to purchases of treasury stock by the Company under the share repurchase program during the quarter ended April 30, 2005:

Period	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
February 1 – February 28, 2005	—	—	—	—
March 1 – March 31, 2005	—	—	—	—
April 1 – April 30, 2005	271,225	$36.84	271,225	$90,000,000

Total	271,225	$36.84	271,225	$90,000,000

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

10-AAcc	Executive Severance Plan, effective March 31, 2005

10-AAdd	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAee	Executive Incentive Plan – April 2005

10-AAff	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005

10-AAgg	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-A	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 2, 2005, in connection with the issuance of its press release announcing the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program.

The Company filed a Current Report on Form 8-K on March 10, 2005, in connection with the issuance of its press release announcing financial results for the Company’s fourth quarter and fiscal 2005 earnings.

The Company filed a Current Report on Form 8-K on March 11, 2005, in connection with:

•	the execution of the Second Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement dated May 2, 2003, to extend the expiration of the agreement from May 2006 to May 2010 and to modify the financial covenants to provide additional flexibility to the Company, and

•	an amendment to its Transfer and Administration Agreement dated as of May 19, 2000, to incorporate the amendment, which modifies the terms of the financial covenants to align them with the changes to the financial covenants of the Amended and Restated Credit Agreement, into the original agreement.

The Company filed a Current Report on Form 8-K on March 15, 2005, in connection with the execution of the First Omnibus Agreement to amend various of the Company’s agreements to incorporate the modifications to the financial covenants to align them with changes to the financial covenants in the Second Amended and Restated Credit Agreement dated as of March 7, 2005.

The Company filed a Current Report on Form 8-K on April 5, 2005, in connection with the approval by the Board of Directors of:

•	a long-term incentive award of maximum value stock options and maximum value stock options with stock-settled stock appreciation rights pursuant to the Company’s 2000 Equity Incentive Plan, as amended by the Company’s shareholders on June 10, 2004,

•	the amended and restated Tech Data Corporation Executive Severance Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

            (Registrant)

Signature	Title	Date

/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	June 6, 2005

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 6, 2005

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 6, 2005