Form 10-Q
period 2005-07-31
TECH DATA CORP
filed 2005-09-07
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2005
Common stock, par value $.0015 per share	57,878,252

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$232,690	$195,056
Accounts receivable, net	1,897,118	2,217,474
Inventories	1,408,143	1,492,479
Prepaid expenses and other assets	168,455	151,480

Total current assets	3,706,406	4,056,489
Property and equipment, net	144,134	146,144
Goodwill	137,304	149,719
Other assets, net	141,870	205,384

Total assets	$4,129,714	$4,557,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit loans	$17,897	$68,343
Accounts payable	1,550,275	1,757,838
Current portion of long-term debt	291,554	291,625
Accrued expenses and other liabilities	454,044	450,066

Total current liabilities	2,313,770	2,567,872
Long-term debt	15,091	17,215
Other long-term liabilities	44,093	45,178

Total liabilities	2,372,954	2,630,265

Commitments & contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 issued at July 31, 2005 and 58,984,055 issued at January 31, 2005	89	88
Additional paid-in capital	731,797	724,562
Treasury stock, at cost (1,366,734 shares at July 31, 2005)	(49,603)	—
Retained earnings	885,906	911,797
Accumulated other comprehensive income	188,571	291,024

Total shareholders’ equity	1,756,760	1,927,471

Total liabilities and shareholders’ equity	$4,129,714	$4,557,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net sales	$4,828,588	$4,578,835	$9,908,422	$9,401,127
Cost of products sold	4,576,598	4,311,210	9,379,313	8,858,310

Gross profit	251,990	267,625	529,109	542,817
Selling, general and administrative expenses	218,863	217,739	442,035	439,253
Restructuring charges (see Note 8)	19,289	—	19,289	—

Operating income	13,838	49,886	67,785	103,564
Interest expense	7,091	6,469	14,106	13,386
Discount on sale of accounts receivable	1,309	—	1,309	—
Interest income	(1,730)	(1,201)	(3,265)	(2,480)
Net foreign currency exchange loss (gain)	812	797	1,392	(682)

Income before income taxes	6,356	43,821	54,243	93,340
Provision for income taxes	65,770	13,147	80,134	28,002

Net income (loss)	$(59,414)	$30,674	$(25,891)	$65,338

Earnings (loss) per share:
Basic	$(1.02)	$.53	$(.44)	$1.13

Diluted	$(1.02)	$.52	$(.44)	$1.11

Weighted average shares outstanding:
Basic	58,313	58,062	58,617	57,939

Diluted	58,313	59,003	58,617	58,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six months ended July 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$10,126,994	$9,476,246
Cash paid to suppliers and employees	(9,916,778)	(9,338,036)
Interest paid	(10,137)	(9,268)
Income taxes paid	(31,063)	(18,311)

Net cash provided by operating activities	169,016	110,631

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	5,130
Expenditures for property and equipment	(21,400)	(9,443)
Software and software development costs	(9,778)	(9,600)

Net cash used in investing activities	(31,178)	(13,913)

Cash flows from financing activities:
Proceeds from the issuance of common stock	6,169	10,324
Cash paid for the purchase of treasury stock	(49,603)	—
Net repayments on revolving credit loans	(48,355)	(31,095)
Principal payments on long-term debt	(911)	(634)

Net cash used in financing activities	(92,700)	(21,405)

Effect of exchange rate changes on cash	(7,504)	(5,394)

Net increase in cash and cash equivalents	37,634	69,919
Cash and cash equivalents at beginning of period	195,056	108,801

Cash and cash equivalents at end of period	$232,690	$178,720

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(25,891)	$65,338

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,841	27,689
Provision for losses on accounts receivable	1,110	8,243
Deferred income taxes	56,039	—
Changes in operating assets and liabilities:
Accounts receivable	219,894	76,053
Inventories	24,849	68,960
Prepaid expenses and other assets	(24,082)	3,497
Accounts payable	(139,971)	(138,170)
Accrued expenses and other liabilities	30,227	(979)

Total adjustments	194,907	45,293

Net cash provided by operating activities	$169,016	$110,631

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

Basis of Presentation

The consolidated interim financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of July 31, 2005, and the results of their operations for the three and six months ended July 31, 2005 and 2004 and their cash flows for the six months ended July 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements & Legislation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Company beginning on August 1, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), that provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is performing its evaluation in stages and, at this point, is considering a range between zero and $250.0 million for potential repatriation. The related range of income tax effects from such repatriation cannot be reasonably estimated at this time.

In April 2005, the SEC announced that the effective date of SFAS No. 123R, “Share-Based Payments”, has been deferred for certain public companies. SFAS No. 123R, as amended, requires that all share-based payments to employees, including grants of employee equity incentives, are to be recognized in the consolidated statement of operations based on their fair values. SFAS No. 123R will be applicable to the Company beginning February 1, 2006, and the Company intends to adopt the standard using the “modified prospective” method. The “modified prospective” method requires compensation costs to be recognized, beginning with the effective date of adoption, for a) all share-based payments granted after the effective date and b) awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees”, and as such, generally recognizes no compensation cost for employee equity incentives. Accordingly, the adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it will have no impact on our overall liquidity. The impact of the adoption of SFAS No. 123R can not be determined at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income (loss) and earnings (loss) per share included in the stock-based compensation table in Note 2 – Earnings (Loss) Per Share.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future, as it depends, among other things, when employees exercise stock options and similar equity incentives, the amount of operating cash flows recognized for such excess tax deductions were approximately $1.1 million and $1.0 million for the six months ended July 31, 2005 and 2004, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand within EMEA during the Company’s second and third fiscal quarters and an increase in demand within EMEA during the Company’s fiscal fourth quarter. Given a significant portion of the Company’s revenues are derived from EMEA, the worldwide results will closely follow the seasonality trends in EMEA. The life cycle of major products and any company acquisition or disposition may also materially impact the business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2005 and 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2006.

NOTE 2— EARNINGS (LOSS) PER SHARE (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the conversion of the convertible subordinated notes and exercise of stock options and similar equity incentives (as further discussed below) using the if-converted and treasury stock methods, respectively. The composition of basic and diluted EPS is as follows:

	2005			2004
	Net Income (Loss)	Weighted Average Shares	Per Share Amount	Net Income (Loss)	Weighted Average Shares	Per Share Amount
	(In thousands, except per share amounts)
Three months ended July 31:
Basic EPS	$(59,414)	58,313	$(1.02)	$30,674	58,062	$.53

Effect of dilutive securities:
Stock options	—	—		—	941

Diluted EPS	$(59,414)	58,313	$(1.02)	$30,674	59,003	$.52

Six months ended July 31:
Basic EPS	$(25,891)	58,617	$(0.44)	$65,338	57,939	$1.13

Effect of dilutive securities:
Stock options	—	—		—	1,045

Diluted EPS	$(25,891)	58,617	$(0.44)	$65,338	58,984	$1.11

At July 31, 2005 and 2004, there were approximately 7,865,000 and 3,813,000 options, respectively, excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company issued 255,030 and 390,802 shares of stock during the first six months of fiscal 2006 and 2005, respectively. In addition, the Company repurchased 1,366,734 shares during the six months ended July 31, 2005, comprised of 117,410 shares purchased for employee equity incentive plans and 1,249,324 shares purchased in conjunction with the Company’s share repurchase program, at an average of $36.29 per share, for a total cost of approximately $49.6 million, including expenses (see further discussion of the Company’s share repurchase program in Note 11 - Shareholders’ Equity).

In December 2004 the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures for new debentures. The dilutive impact of the new debentures outstanding at July 31, 2005, has been excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met (see further discussion of the Exchange Offer in Note 9 - Revolving Credit Loans and Long-Term Debt).

Stock-Based Compensation

At July 31, 2005, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans.

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. As a result of the vesting acceleration, the Company recognized an expense that had an impact on operating results of less than $0.1 million for the six months ended July 31, 2005. The primary purpose of the vesting acceleration was to eliminate future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R.

During the first quarter of fiscal 2006, the Company’s Board of Directors approved the issuance of 1.5 million long-term incentive awards in the form of maximum-value stock-settled stock appreciation rights (“MV Stock- settled SARs”) and maximum-value stock options (“MVOs”) pursuant to the 2000 Equity Incentive Plan of Tech Data Corporation, as amended. MV Stock-Settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the exercise price. In addition, upon exercise, a MV Stock-settled SAR requires the Company to settle the spread (the difference between the exercise price and the grant price) in shares of the Company’s common stock. The award of the MV Stock-settled SARs and MVOs were priced using the last sale price as quoted on the NASDAQ on the date of grant (or higher as required based on the laws and regulations of specific foreign jurisdictions). The terms of the awards (i.e. vesting schedule, contractual term, etc.) were not materially different from the terms of traditional stock options previously granted by the Company. MV Stock-settled SARs are required to be accounted for as variable awards, until the earlier of the exercise of these awards or the implementation of SFAS No. 123R. In accordance with APB Opinion No. 25, variable awards are to be re-measured on a quarterly basis with changes in value recorded in the Company’s Consolidated Statement of Operations as compensation expense. Compensation expense of less than $0.1 million was recorded for these instruments during the six months ended July 31, 2005.

Pro Forma Effect of Stock-Based Compensation

The following table illustrates the effect on net income (loss) and EPS if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of equity incentives that could be granted by the Company in future fiscal years or of the value of all equity incentives currently outstanding. Results may vary depending upon the assumptions applied within the models.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$(59,414)	$30,674	$(25,891)	$65,338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(1,534)	(4,685)	(20,077)	(8,816)

Pro forma net income (loss)	$(60,948)	$25,989	$(45,968)	$56,522

Earnings (loss) per share
Basic—as reported	$(1.02)	$.53	$(.44)	$1.13

Basic—pro forma	$(1.05)	$.45	$(.78)	$.98

Diluted—as reported	$(1.02)	$.52	$(.44)	$1.11

Diluted—pro forma	$(1.05)	$.44	$(.78)	$.96

(1)	Stock-based compensation expense for the six months ended July 31, 2005, includes incremental expense, net of related tax effects, of approximately $15.4 million related to the acceleration of stock options issued in March 2004.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the three and six months ended July 31, 2005, was $7.54 and $7.70, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Suboptimal Exercise Factor
Three months ended July 31, 2005
Hull-White Lattice	10	41%	4.18%	0%	1.24
Black-Scholes	4	41%	4.18%	0%	—

Six months ended July 31, 2005
Hull-White Lattice	10	41%	4.66%	0%	1.24
Black-Scholes	4	41%	4.66%	0%	—

The weighted-average estimated fair value of the options granted during the three and six months ended July 31, 2004 was $18.20 and $19.92, respectively, based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Expected Option Term (years)	Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
Three months ended July 31, 2004	4	55%	3.51%	0%
Six months ended July 31, 2004	4	57%	2.48%	0%

NOTE 3—COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income (loss) and “other comprehensive income (loss)”. The Company’s other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative translation adjustment account (“CTA”), including income taxes attributable to those changes.

ATECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comprehensive income, net of taxes, for the three and six months ended July 31, 2005 and 2004, is as follows:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Comprehensive income:
Net income (loss)	$(59,414)	$30,674	$(25,891)	$65,338
Change in CTA(1)	(90,122)	6,821	(102,453)	(48,777)

Total	$(149,536)	$37,495	$(128,344)	$16,561

(1)	There were no income tax effects for the three and six month periods ended July 31, 2005 or 2004.

NOTE 4—ACQUISITIONS

Effective March 31, 2003, Tech Data acquired all of the outstanding stock of UK-based Azlan Group PLC (“Azlan”), a European distributor of networking and communications products and provider of training and other value-added services, for a total purchase price of $227 million. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations” and, based on exchange rates at January 31, 2004, the purchase price was allocated as follows: $18.6 million to Azlan’s customer list, $7.5 million to Azlan’s trademarks and $132.6 million to goodwill, representing the remainder of the excess of the purchase price over the fair value of the net tangible assets acquired.

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services. During fiscal 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of duplicative facility leases entered into by Azlan prior to the acquisition. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, are included in goodwill within the Consolidated Balance Sheet. Total integration and restructuring costs to date are $32.1 million, with $3.0 million of this amount recorded during fiscal 2005 and $29.1 million recorded during fiscal 2004. As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be received. As of July 31, 2005, the Company had outstanding liabilities for integration and restructuring costs associated with these plans as follows:

	Employee Termination Benefits	Facility Costs	Total
	(In thousands)
Balance as of January 31, 2005	$128	$8,210	$8,338
Cash payments	—	(519)	(519)
Other(1)	(1)	(25)	(26)

Balance as of April 30, 2005	$127	$7,666	$7,793
Cash payments	—	(467)	(467)
Other(1)	(7)	(501)	(508)

Balance as of July 31, 2005	$120	$6,698	$6,818

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 5—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	July 31, 2005	January 31, 2005
	(In thousands)
Accounts receivable	$1,959,123	$2,294,783
Allowance for doubtful accounts	(62,005)	(77,309)

Total	$1,897,118	$2,217,474

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trade Receivables Purchase Facility Agreement

In May 2005, the Company entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party financial institution to sell up to $150.0 million of accounts receivable on a non-recourse basis. Under the Receivables Facility, the Company may sell certain accounts receivable (the “Receivables”) to the third-party financial institution in exchange for cash less a discount based on LIBOR plus a margin. Transactions under the Receivables Facility have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which expires in May 2006, requires that the Company continue to service, administer and collect the sold accounts receivable. The amount of the Receivables sold to the third-party financial institution and not yet collected from customers was $148.8 million as of July 31, 2005. During the quarter ended July 31, 2005, the Company received gross proceeds of $250.3 million from the sale of the Receivables. The discount related to the Receivables Facility totaled $1.3 million for the quarter ended July 31, 2005. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within the change in accounts receivable.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they be reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Due to certain indicators of impairments within the EMEA reporting unit, the Company performed an impairment test for goodwill as of July 31, 2005. No impairment charge was deemed necessary as a result of this test. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

The changes in the carrying amount of goodwill for the three and six months ended July 31, 2005, are as follows:

	Americas	EMEA	Total
	(in thousands)
Balance as of January 31, 2005	$2,966	$146,753	$149,719
Other (1)	—	(3,817)	(3,817)

Balance as of April 30, 2005	2,966	142,936	145,902
Other (1)	—	(8,598)	(8,598)

Balance as of July 31, 2005	$2,966	$134,338	$137,304

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within Other Assets (non-current) are intangible assets as follows:

	July 31, 2005			January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Amortized intangible assets:
Capitalized software and development costs	$182,140	$99,156	$82,984	$181,638	$95,792	$85,846
Customer lists	29,230	13,869	15,361	31,443	12,930	18,513
Trademarks	7,276	3,396	3,880	7,827	2,869	4,958
Other intangible assets	674	584	90	708	592	116

Total	$219,320	$117,005	$102,315	$221,616	$112,183	$109,433

Amortization expense for the three and six months ended July 31, 2005 was $5.2 million and $10.4 million, respectively. Amortization expense for the three and six months ended July 31, 2004 was $4.9 million and $9.6 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service for the remainder of the current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2006	$9,400
2007	17,800
2008	15,200
2009	10,700
2010	9,000

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Company capitalized intangible assets of $5.1 million and $9.8 million for the three and six months ended July 31, 2005, respectively, and $4.1 million and $9.6 million for the three and six months ended July 31, 2004, respectively. These capitalized intangible assets related solely to software and software development expenditures to be used in our operations. The weighted average amortization period for all intangible assets capitalized during the three and six months ended July 31, 2005 was approximately eight years for both periods.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid in capital of approximately $1.1 million and $1.0 million for the six months ended July 31, 2005 and 2004, respectively, related to the exercise of employee stock options.

NOTE 8— RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, the Company will record charges for workforce reductions and the optimization of facilities and systems.

Excluding consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. Through July 31, 2005, the Company has incurred $19.3 million related to the restructuring program, comprised of approximately $10.6 million related to workforce reductions and approximately $8.7 million for facility costs. These actions are expected to generate annualized savings of approximately the same amount. The remaining charges are expected to be incurred over the next four to five quarters with all U.S. dollar amounts being approximated using an exchange rate of .8333 euros per U.S. dollar. Costs recorded in each quarter may vary depending upon the timing of certain actions. Future actions related to the restructuring program are targeted to generate annualized savings in the same range of the estimated charges. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the restructuring plan. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

The restructuring charges are incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The costs related to this restructuring program are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the quarter ended July 31, 2005, the Company incurred approximately $2.1 million of external consulting costs related to the restructuring program. These consulting costs are included as “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for restructuring charges recorded during the quarter ended July 31, 2005:

	Employee Termination Benefits	Facility Costs	Total
	(In thousands)
Balance as of April 30, 2005	$—	$—	$—
Charges to operations	10,560	8,729	19,289
Cash payments	(2,804)	(637)	(3,441)
Other	2	(496)	(494)

Balance as of July 31, 2005	$7,758	$7,596	$15,354

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	July 31, 2005	January 31, 2005
	(In thousands)
Receivables Securitization Program, average interest rate of 3.69% at July 31, 2005, expiring August 2006	$—	$—
Multi-currency Revolving Credit Facility, average interest rate of 4.52% at July 31, 2005, expiring March 2010	—	—
Other revolving credit facilities, average interest rate of 3.59% at July 31, 2005, expiring on various dates throughout fiscal 2006	17,897	68,343

	$17,897	$68,343

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2006, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $469.0 million and $505.0 million at July 31, 2005 and January 31, 2005, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $703.4 million at July 31, 2005, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.35 billion, of which $17.9 million was outstanding at July 31, 2005. The Company’s credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At July 31, 2005, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.

As of July 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $805.2 million. In addition, at July 31, 2005, the Company had issued standby letters of credit of $24.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these agreements by the same amount.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Term Debt

	July 31, 2005	January 31, 2005
	(In thousands)
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021 (includes $2.0 million of convertible debentures at January 31, 2005 and July 31, 2005, which were not exchanged for New Notes in connection with the Exchange Offer discussed below)	$290,000	$290,000
Capital leases	16,645	18,840

	306,645	308,840
Less—current maturities	(291,554)	(291,625)

	$15,091	$17,215

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

In accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, the dilutive impact of the New Notes is excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met. In addition, due to only $2.0 million of the original $290.0 million of Old Notes not being exchanged for New Notes in connection with the Exchange Offer, there is no impact on previously reported diluted EPS or on diluted EPS for the three and six months ended July 31, 2005.

As the holders of both the New Notes and the Old Notes have the option to require the Company to repurchase the debentures on certain dates, beginning with December 20, 2005, the Company has classified the debentures as a current liability at July 31, 2005 and January 31, 2005.

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2005, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 10—INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. In accordance with SFAS No. 109, the Company evaluates the realizability of its deferred tax assets on a quarterly basis. This evaluation takes into consideration all positive and negative evidence and a variety of factors, including the scheduled reversal of temporary differences, historical and projected future taxable income, and prudent and feasible tax planning strategies.

As a result of the Company’s quarterly deferred tax asset evaluation, a non-cash charge of $56.0 million was recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in EMEA, primarily Germany. While the Company believes its restructuring efforts will improve the operating performance within its German operations, the Company determined this charge to be appropriate due to the cumulative losses expected to be realized through the current fiscal year, with such cumulative losses not being utilized in future periods through the implementation of available prudent and feasible tax planning strategies. To the extent that the Company generates consistent taxable income within those operations requiring a valuation allowance, the Company may reduce the valuation allowance on the related deferred tax assets, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

The Company computes income taxes for interim reporting purposes using estimates of the annual effective tax rate for the entire fiscal year. During the second quarter of fiscal 2006, the Company revised the estimated effective income tax rate for fiscal 2006, excluding the effect of the deferred tax asset valuation allowance, to 37% from the 30% rate that had been used in the first quarter of fiscal 2006. The change in the rate was primarily the result of a change in the estimated annual losses in taxing jurisdictions where the Company is not able to record a tax benefit. As a result of the change to the estimated annual effective tax rate, the effective income tax rate for the second quarter and first semester of fiscal 2006, excluding the effect of the increase in the deferred tax asset valuation allowance, was 153% and 44%, respectively.

NOTE 11—SHAREHOLDERS’ EQUITY

On March 31, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The Company’s share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the six months ended July 31, 2005, the Company repurchased 1,366,734 shares comprised of 117,410 shares purchased for employee equity incentive plans and 1,249,324 shares purchased in conjunction with the Company’s share repurchase program, at an average of $36.29 per share, for a total cost of approximately $49.6 million, including expenses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 9 – Revolving Credit Loans and Long Term Debt. The amount funded under the Restructured Lease (approximately $136.7 million at July 31, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of July 31, 2005, the Company was in compliance with all such covenants.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The sum of future minimum lease payments under the Restructured Lease at July 31, 2005, was approximately $20.1 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from Tech Data, the Company has arrangements with certain finance companies that provide inventory-financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company has agreements with the finance companies that would require the Company to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. As of July 31, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $9.2 million and $9.7 million, respectively, of which approximately $7.0 million and $5.3 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual value guarantees.

NOTE 13—SEGMENT INFORMATION

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

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial information by geographic segment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas	$2,339,573	$2,067,426	$4,602,246	$4,118,705
EMEA	2,489,015	2,511,409	5,306,176	5,282,422

Total	$4,828,588	$4,578,835	$9,908,422	$9,401,127

Operating income
Americas	$37,438	$33,416	$75,917	$65,612
EMEA	(23,600)	16,470	(8,132)	37,952

Total	$13,838	$49,886	$67,785	$103,564

Depreciation and amortization
Americas	$4,097	$4,378	$7,868	$8,836
EMEA	9,506	9,472	18,973	18,853

Total	$13,603	$13,850	$26,841	$27,689

Capital expenditures
Americas	$6,022	$1,863	$13,660	$4,488
EMEA	10,121	5,114	17,518	14,555

Total	$16,143	$6,977	$31,178	$19,043

Identifiable assets
Americas	$1,543,245	$1,427,514	$1,543,245	$1,427,514
EMEA	2,586,469	2,542,236	2,586,469	2,542,236

Total	$4,129,714	$3,969,750	$4,129,714	$3,969,750

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
EMEA	134,338	132,627	134,338	132,627

Total	$137,304	$135,593	$137,304	$135,593

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	risk of declines in inventory value

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	potential asset impairments resulting from declines in operating performance

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of labor strikes

•	volatility of common stock price

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. Our balance sheet at July 31, 2005, was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 16%.

Our business continues to perform well in the Americas. However, we have been disappointed with our results in EMEA. In May 2005, in response to a weaker demand environment in EMEA, we announced a formal restructuring program for our EMEA operations (further discussed below). During the second quarter of fiscal 2006, our performance in EMEA deteriorated further. We believe our challenges in this region during the quarter stem from a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, internal distractions of our management team in the region. Specifically, the combined effect of the implementation of our EMEA restructuring program, the completion of the final phases of our comprehensive IT systems upgrade and harmonization project and further integration of our Azlan operations, resulted in a distraction of our management team in the region and lessened their focus on executing appropriate pricing, purchasing and sales management practices.

We are taking actions to turnaround and optimize our operations in the EMEA region. These actions include engaging external consultants to provide a fresh perspective and detailed recommendations, such as the implementation of a new, simplified EMEA management organization structure. In addition, we are assigning dedicated resources across the region to improve our pricing, purchasing and sales management practices. Finally, the distraction of our IT systems upgrade and harmonization project will subside as it will be substantially completed by the end of this fiscal year, giving us a flexible platform, enabling us to more effectively maximize customer and vendor opportunities.

With respect to our restructuring program, we expect to record charges for workforce reductions and the optimization of facilities and systems. We believe these actions are necessary to better align our EMEA cost structure with the current demand environment. Excluding consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 million to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. Initiatives related to the restructuring program are anticipated to generate annualized savings in the same range. Through July 31, 2005, the Company has incurred $19.3 million related to the restructuring program, comprised of approximately $10.6 million related to workforce reductions and approximately $8.7 million for facility costs. These actions are expected to result in annualized savings of approximately the same amount. The remaining charges are expected to be incurred over the next four to five quarters with all U.S. dollar amounts being approximated using an exchange rate of .8333 euros per U.S. dollar. Costs recorded in each quarter may vary depending upon the timing of certain actions. The costs related to this restructuring program are reflected within the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income (see further discussion below and in Note 8 of Notes to Consolidated Financial Statements for related discussion of our restructuring program). In addition to the $19.3 million of restructuring charges incurred during the second quarter of fiscal 2006, we incurred external consulting costs of approximately $2.1 million during the quarter, relating to our EMEA restructuring program. These costs are included in “selling, general and administrative expenses” within the Consolidated Statement of Operations.

As we respond to our challenges in EMEA, we will continue to improve our operating efficiencies through the sharing of best practices, streamlining of processes, and strategically investing in our internal systems. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunication systems.

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

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded as a reduction of inventory upon receipt of funds and as a reduction of cost of products sold as the related inventory is sold. Incentives received from vendors for cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any reimbursement in excess of the related cost is recorded in the same manner as unrestricted volume rebates, as discussed above.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including, the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. In the event we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense, thereby increasing net income in the period such determination was made.

However, the recognition of any future tax benefit resulting from the reduction of the $10.7 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2005 and 2004:

	Three months ended July 31, 2005		Three months ended July 31, 2004
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,339,573	48.5%	$2,067,426	45.2%
EMEA	2,489,015	51.5%	2,511,409	54.8%

Worldwide	$4,828,588	100.0%	$4,578,835	100.0%

	Six months ended July 31, 2005		Six months ended July 31, 2004
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$4,602,246	46.4%	$4,118,705	43.8%
EMEA	5,306,176	53.6%	5,282,422	56.2%

Worldwide	$9,908,422	100.0%	$9,401,127	100.0%

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Year-over-year increase (decrease) in net sales (%):	13.2%	3.8%	11.7%	6.6%
Americas
EMEA (US$)	(0.9)%	14.9%	0.4%	24.9%
EMEA (euro)	(2.0)%	9.1%	(3.2)%	14.2%
Worldwide (US$)	5.5%	9.6%	5.4%	16.2%

	Three months ended July 31, 2005		Three months ended July 31, 2004
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$37,438	1.60%	$33,416	1.62%
EMEA	(23,600)	(.95)%	16,470.66%

Worldwide	$13,838	.29%	$49,886	1.09%

	Six months ended July 31, 2005		Six months ended July 31, 2004
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$75,917	1.65%	$65,612	1.59%
EMEA	(8,132)	(.15)%	37,952.72%

Worldwide	$67,785.68%		$103,564	1.10%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 26% of our net sales for the second quarter of fiscal 2006 compared to 28% of our net sales in the first quarter of fiscal 2006 and 27% of our net sales in the second quarter of fiscal 2005.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and six months ended July 31, 2005 and 2004 as follows:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.78	94.16	94.66	94.23

Gross profit	5.22	5.84	5.34	5.77
Selling, general and administrative expenses	4.53	4.75	4.47	4.67
Restructuring charges	.40	—	.19	—

Operating income	.29	1.09	.68	1.10
Interest expense	.14	.14	.14	.14
Discount on sale of accounts receivable	.03	—	.01	—
Interest income	(.03)	(.03)	(.03)	(.03)
Net foreign currency exchange loss (gain)	.02	.02	.01	(.01)

Income before income taxes	.13	.96	.55	1.00
Provision for income taxes	1.36	.29	.81	.30

Net income (loss)	(1.23)%	.67%	(.26)%	.70%

Three and six months ended July 31, 2005 and 2004

Net Sales

Our consolidated net sales were $4.8 billion in the second quarter of fiscal 2006, an increase of 5.5% when compared to the second quarter of fiscal 2005. On a regional basis, during the second quarter of fiscal 2006, net sales in the Americas increased by 13.2% over the second quarter of fiscal 2005 and decreased by 0.9% in EMEA (decrease of 2.0% on a euro basis). On a year-to-date basis, net sales increased 5.4% to $9.9 billion in the first semester of fiscal 2006, compared to $9.4 billion in the comparable semester of the prior year. Regionally, net sales in the Americas increased by 11.7% whereas EMEA saw a slight increase of 0.4% (decrease of 3.2% on a euro basis).

Our performance in the Americas is primarily due to stronger sales to direct marketers and retailers and a general improvement in demand for IT products and services compared to the prior year, somewhat offset by declining average selling prices of many products we sell. Our performance in EMEA on a euro basis can be attributed to a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, internal distractions of our management team in the region. These distractions include the implementation of our EMEA restructuring program, completion of the final phases of our comprehensive IT systems upgrade and harmonization project and further integration of our Azlan operations. As a result, our management team was less focused on executing appropriate pricing, purchasing and sales management practices. As previously discussed in this MD&A, we are taking a number of actions to turnaround and optimize our operations in the region.

Gross Profit

Gross margin during the second quarter of fiscal 2006 was 5.22%, a decrease of .62% of net sales, or 62 basis points, compared to the second quarter of fiscal 2005. On a year-to-date basis, gross margin was 5.34%, a decrease of .43%, or 43 basis points compared to the first half of fiscal 2005. The decrease in gross margin is primarily attributable to the highly competitive pricing environment and operational challenges in our EMEA operations, as discussed above, and to a much lesser extent, changes in customer and product mix in the Americas, especially during the second quarter of fiscal 2006. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.53% in the second quarter of fiscal 2006, compared to 4.75% in the second quarter of fiscal 2005. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.47% in the first semester of fiscal 2006, compared to 4.67% in the comparable semester of the prior year. The decrease in SG&A as a percentage of sales for both the quarter and first semester of fiscal 2006 is the result of continuing costs savings initiatives and improvements in productivity. We achieved this level of worldwide SG&A expenses through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a highly variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs.

In absolute dollars, worldwide SG&A increased by $1.1 million in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. On a year-to-date basis, worldwide SG&A in absolute dollars increased by $2.8 million in the first semester of fiscal 2006 compared to the same period of the prior fiscal year. The increase in both the second quarter and first semester of fiscal 2006 is primarily attributable to the stronger euro versus the U.S. dollar and an increase in labor costs in the Americas to support the additional sales, offset by the positive impacts of costs savings initiatives and productivity improvements in both the Americas and EMEA. Excluding the effect of the strengthening euro, worldwide SG&A expenses declined during both the second quarter and first semester of fiscal 2006 compared to the same periods of the prior year.

We will continue to implement process improvements and other changes to improve profitability over the long-term. However, as a result, our operating margins and/or sales may fluctuate significantly from quarter to quarter.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, we will record charges for workforce reductions and the optimization of facilities and systems. Through July 31, 2005, we have incurred $19.3 million related to the restructuring program, comprised of approximately $10.6 million related to workforce reductions and approximately $8.7 million for facility costs.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 9.6% to $7.1 million in the second quarter of fiscal 2006 compared to $6.5 million in the second quarter of the prior year. On a year-to-date basis, interest expense increased 5.4% to $14.1 million in the first semester of fiscal 2006 from $13.4 million in the prior year. The increase in interest expense during both the second quarter and first semester of fiscal 2006 is primarily due to additional working capital requirements due to higher sales volume and an increase in our average short-term borrowing rate compared to the same periods of the prior fiscal year.

The discount related to the sale of accounts receivable was $1.3 million during both the second quarter and first semester of fiscal 2006. The discount is associated with the accounts receivable purchase facility agreement executed in May 2005 (see further discussion below and in Note 5 of Notes to Consolidated Financial Statements).

Interest income increased 44% to $1.7 million in the second quarter of fiscal 2006 from $1.2 million in the second quarter of the prior year. On a year-to-date basis, interest income increased 31.7% to $3.3 million in the first semester of fiscal 2006 compared to $2.5 million in the prior year. The increase in interest income during both the second quarter and first semester of fiscal 2006 is primarily attributable to higher interest rates earned on short term cash investments compared to the same periods of the prior year.

We realized a net foreign currency exchange loss of $0.8 million during both the second quarter of fiscal 2006 and fiscal 2005. On a year-to-date basis, we realized a net foreign currency exchange loss of $1.4 million in the first semester of fiscal 2006 compared to a net foreign currency exchange gain of $0.7 million in the comparable period of the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 1,035% in the second quarter of fiscal 2006 and 30% in the second quarter of fiscal 2005. On a year-to-date basis, our effective tax rate was 148% in fiscal 2006 compared to 30% in the prior year. The significant increase in the effective tax rate during the second quarter and six months ended July 31, 2005 is primarily due to a $56.0 million increase in the valuation allowance recorded against deferred tax assets related to specific jurisdictions in EMEA, primarily Germany. While the Company believes its restructuring efforts will improve the operating performance within its German operations, the Company determined this charge to be appropriate due to cumulative losses expected to be realized through the current fiscal year, after considering the effect of implementation of prudent and feasible tax planning strategies. To the extent the Company generates consistent taxable income within those operations requiring the valuation allowance, the Company may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

During the second quarter of fiscal 2006, the Company revised the estimated effective income tax rate for fiscal 2006 to 37% from the 30% rate that had been used in the first quarter of fiscal 2006, excluding the effect of the increase in the valuation allowance discussed above. The change in the rate was primarily the result of a change in the estimated annual losses in taxing jurisdictions where the Company is not able to record a tax benefit. As a result of the change, the effective income tax rate for the second quarter and first semester of fiscal 2006, excluding the effect of the deferred tax asset valuation allowance, was 153% and 44%, respectively.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reasons discussed above, as well as tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At July 31, 2005, we believe we have appropriately accrued for probable income tax exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statements of Cash Flows for the first semester of fiscal 2006 and 2005:

	Six months ended July 31,
	2005	2004
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$169,016	$110,631
Investing activities	(31,178)	(13,913)
Financing activities	(92,700)	(21,405)
Effect of exchange rate changes on cash and cash equivalents	(7,504)	(5,394)

Net increase in cash and cash equivalents	$37,634	$69,919

Net cash provided by operating activities increased during the first semester of fiscal 2006 as compared to the first semester of fiscal 2005 due primarily to the timing of cash received from customers, sales of accounts receivable under our trade receivable purchase facility agreement and our earnings during the period (prior to non-cash charges), offset, in part, by the timing of payments to vendors. We continue to focus on maintaining strong working capital management and have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 33 days at the end of the second quarter of fiscal 2006 compared to 34 days at the end of the second quarter of fiscal 2005 due to our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 10% at the end of the second quarter of fiscal 2006, meaning our accounts payable balances exceeded our inventory balances by 10%. This compares to negative owned inventory of 19% at the end of the second quarter of fiscal 2005.

The following table presents the components of our cash conversion cycle for the quarters ended July 31, 2005 and 2004:

	Three months ended July 31,
	2005	2004
Days of sales outstanding	36	39
Days of supply in inventory	28	26
Days of purchases outstanding	(31)	(31)

Cash conversion cycle (days)	33	34

Net cash used in investing activities of $31.2 million during the first semester of fiscal 2006 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $60.0 to $65.0 million during fiscal 2006 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $92.7 million during the first semester of fiscal 2006 reflects the net repayments on our revolving credit lines and long-term debt of $49.3 million and $49.6 million for the repurchase of 1,366,734 shares of our common stock during the six months ended July 31, 2005, offset by $6.2 million in proceeds received from stock option exercises and purchases made through our Employee Stock Purchase Plan (“ESPP”).

As of July 31, 2005, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in March 2010. We pay interest (average rate of 4.52% at July 31, 2005) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2006. We pay interest (average rate of 3.69% at July 31, 2005) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $703.4 million (average interest rate on borrowings was 3.59% at July 31, 2005).

The aforementioned credit facilities total approximately $1.35 billion, of which $17.9 million was outstanding at July 31, 2005. Our credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At July 31, 2005, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.

As of July 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $805.2 million. In addition, at July 31, 2005, we had issued standby letters of credit of $24.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under these agreements by the same amount.

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

Additionally, the debentures are subordinated in right of payment to all of our senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries.

In December 2004, we completed an Exchange Offer whereby we exchanged approximately 99.3% of our $290.0 million convertible subordinated debentures for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding convertible subordinated debentures except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The dilutive impact of the New Notes is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. As the holders of the debentures have the option to require us to repurchase the debentures on certain dates, beginning with December 20, 2005, we have classified the debentures as a current liability at July 31, 2005 and January 31, 2005.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of July 31, 2005, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Our share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the first semester of fiscal 2006, we repurchased 1,366,734 shares of common stock, comprised of 117,410 shares purchased for employee equity incentive plans and 1,249,324 shares purchased in conjunction with the our share repurchase program, at an average of $36.29 per share, for a total cost of approximately $49.6 million, including expenses.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value guarantee”). At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 9 of Notes to Consolidated Financial Statements. The amount funded under the Restructured Lease (approximately $136.7 million at July 31, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of July 31, 2005, we were in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at July 31, 2005, was approximately $20.1 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 requires us to evaluate whether an entity with which it is involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of our synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Trade Receivables Purchase Facility Agreement

In May 2005, we entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party financial institution to sell up to $150.0 million of accounts receivable on a non-recourse basis. Under the Receivables Facility, we may sell certain accounts receivable (the “Receivables”) to the third-party financial institution in exchange for cash less a discount based on LIBOR plus a margin. Transactions under the Receivables Facility have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which expires in May 2006, requires that we continue to service, administer and collect the sold accounts receivable. The amount of the Receivables sold to the third-party financial institution and not yet collected from customers was $148.8 million as of July 31, 2005. During the quarter ended July 31, 2005, we received gross proceeds of $250.3 million from the sale of the Receivables. The discount related to the Receivables Facility totaled $1.3 million for the quarter ended July 31, 2005. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within the change in accounts receivable.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of July 31, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $9.2 million and $9.7 million, respectively, of which approximately $7.0 million and $5.3 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. We also provide residual value guarantees related to our Restructured Lease, which have been recorded at the estimated fair value of the residual value guarantees.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in EMEA vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

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

The Company has continued to upgrade and harmonize the IT systems and processes used within its EMEA operations to standardize business processes and systems through the implementation of mySAP™ Business Suite (“mySAP™”) business software. We expect this project to be substantially completed by the end of fiscal 2006. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of treasury stock by the Company under the share repurchase program and other share repurchases during the quarter ended July 31, 2005:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs
May 1 – May 31, 2005	—	—	—
June 1 – June 30, 2005	698,099	35.70	698,099
July 1 – July 31, 2005	397,410	36.95	280,000

Total	1,095,509	$36.15	978,099	$54,790,913

(1)	The Company repurchased 117,410 shares outside of the share purchase program at an average price per share.of $37.42. .

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the 2005 Annual Meeting of Shareholders held June 7, 2005, the shareholders approved the following items:

A proposal to approve the election of three directors, James M. Cracchiolo, Jeffery P. Howells and David M. Upton, with terms to expire in 2008. The vote upon such proposal was as follows:

	For	Withheld
James M. Cracchiolo	52,511,056	1,640,586
Jeffery P. Howells	52,044,646	2,106,996
David M. Upton	51,702,172	2,449,470

Directors Charles E. Adair, Maximilian Ardelt, John Y. Williams, Kathy Misunas and Steven A. Raymund will continue in office for their respective terms.

A proposal to approve an amendment to the 2000 Equity Incentive Plan of Tech Data Corporation to add provisions allowing for non-employee director participation. The vote upon such proposal was 42,542,543 in favor, 3,797,967 against and 404,819 abstained. Shares voted in abstentions had the effect of a vote against the amendment and broker non-votes were considered “not entitled to vote” on this proposal.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on May 26, 2005, in connection with the issuance of its press release announcing financial results for the Company’s first quarter of fiscal 2006 and the announcement of a formal restructuring plan covering the EMEA operations.

The Company filed a Current Report on Form 8-K on June 7, 2005, in connection with the approval by the Board of Directors of a change to the compensation for non-employee members of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

            (Registrant)

Signature	Title	Date
/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	September 7, 2005

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 7, 2005

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	September 7, 2005