Form 10-Q
period 2005-10-31
TECH DATA CORP
filed 2005-12-05
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 29, 2005
Common stock, par value $.0015 per share	56,464,393

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$245,556	$195,056
Accounts receivable, net	2,046,549	2,217,474
Inventories	1,530,030	1,492,479
Prepaid expenses and other assets	153,581	151,480

Total current assets	3,975,716	4,056,489
Property and equipment, net	133,630	146,144
Goodwill	135,624	149,719
Other assets, net	138,697	205,384

Total assets	$4,383,667	$4,557,736

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit loans	$25,803	$68,343
Accounts payable	1,847,573	1,757,838
Current portion of long-term debt	291,558	291,625
Accrued expenses and other liabilities	440,978	450,066

Total current liabilities	2,605,912	2,567,872
Long-term debt	14,548	17,215
Other long-term liabilities	43,919	45,178

Total liabilities	2,664,379	2,630,265

Commitments & contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,327,491 issued at October 31, 2005 and 58,984,055 issued at January 31, 2005	89	88
Additional paid-in capital	730,900	724,562
Treasury stock, at cost (2,793,579 shares at October 31, 2005)	(101,186)	—
Retained earnings	908,870	911,797
Accumulated other comprehensive income	180,615	291,024

Total shareholders’ equity	1,719,288	1,927,471

Total liabilities and shareholders’ equity	$4,383,667	$4,557,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net sales	$5,087,654	$4,771,090	$14,996,076	$14,172,217
Cost of products sold	4,825,626	4,507,504	14,204,939	13,365,814

Gross profit	262,028	263,586	791,137	806,403
Selling, general and administrative expenses	213,160	206,911	655,195	646,164
Restructuring charges (Note 8)	4,813	—	24,102	—

Operating income	44,055	56,675	111,840	160,239
Interest expense	6,868	5,803	20,973	19,189
Discount on sale of accounts receivable	1,793	—	3,103	—
Interest income	(1,794)	(1,332)	(5,059)	(3,812)
Net foreign currency exchange loss (gain)	338	(1,811)	1,730	(2,493)

Income before income taxes	36,850	54,015	91,093	147,355
Provision for income taxes	13,886	16,205	94,020	44,207

Net income (loss)	$22,964	$37,810	$(2,927)	$103,148

Earnings (loss) per share:
Basic	$.40	$.65	$(.05)	$1.78

Diluted	$.40	$.64	$(.05)	$1.75

Weighted average shares outstanding:
Basic	57,365	58,147	58,195	58,008

Diluted	57,935	59,088	58,195	59,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months ended October 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$15,044,527	$14,101,700
Cash paid to suppliers and employees	(14,747,503)	(13,954,238)
Interest paid	(13,055)	(11,438)
Income taxes paid	(52,281)	(26,824)

Net cash provided by operating activities	231,688	109,200

Cash flows from investing activities:
Proceeds from sale of property and equipment	9,169	5,130
Expenditures for property and equipment	(27,729)	(15,358)
Software and software development costs	(14,790)	(13,773)

Net cash used in investing activities	(33,350)	(24,001)

Cash flows from financing activities:
Proceeds from the issuance of common stock	8,406	14,256
Cash paid for the purchase of treasury stock	(104,392)	—
Net repayments on revolving credit loans	(40,418)	(50,887)
Principal payments on long-term debt	(1,262)	(8,678)

Net cash used in financing activities	(137,666)	(45,309)

Effect of exchange rate changes on cash	(10,172)	2,343

Net increase in cash and cash equivalents	50,500	42,233
Cash and cash equivalents at beginning of period	195,056	108,801

Cash and cash equivalents at end of period	$245,556	$151,034

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(2,927)	$103,148

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,454	41,409
Provision for losses on accounts receivable	7,544	11,971
Deferred income taxes	56,039	—
Changes in operating assets and liabilities:
Accounts receivable	51,164	(69,719)
Inventories	(103,939)	(108,625)
Prepaid expenses and other assets	(5,200)	(427)
Accounts payable	167,866	128,544
Accrued expenses and other liabilities	20,687	2,899

Total adjustments	234,615	6,052

Net cash provided by operating activities	$231,688	$109,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. The Company is managed in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

Basis of Presentation

The consolidated interim financial statements and related notes included herein have been prepared by Tech Data, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of Tech Data and its subsidiaries as of October 31, 2005, and the results of their operations for the three and nine months ended October 31, 2005 and 2004 and their cash flows for the nine months ended October 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements & Legislation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for the Company beginning on August 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and disclosing the provision’s impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 permits additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. After completing this evaluation during the third quarter of fiscal 2006, the Company decided not to repatriate any foreign earnings under the provisions of the Jobs Act.

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

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current requirements. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company can not estimate what those amounts will be in the future as it depends, among other things, when employees exercise stock options and similar equity incentives, the amount of operating cash flows recognized for such excess tax deductions were approximately $1.1 million and $1.5 million for the nine months ended October 31, 2005 and 2004, respectively.

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

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Recent historical seasonal variations have included a reduction of demand within EMEA during the Company’s second and third fiscal quarters and an increase in demand within EMEA during the Company’s fiscal fourth quarter. Given that a significant portion of the Company’s revenues are derived from EMEA, the worldwide results closely follow the seasonality trends in EMEA. The life cycle of major products and any company acquisition or disposition may also materially impact the business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2005 and 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2006.

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

	2005			2004
	Net income (loss)	Weighted average shares	Per share amount	Net income (loss)	Weighted average shares	Per share amount
	(In thousands, except per share amounts)
Three months ended October 31:
Basic EPS	$22,964	57,365	$.40	$37,810	58,147	$.65

Effect of dilutive securities:
Stock options	—	570		—	941

Diluted EPS	$22,964	57,935	$.40	$37,810	59,088	$.64

Nine months ended October 31:
Basic EPS	$(2,927)	58,195	$(0.05)	$103,148	58,008	$1.78

Effect of dilutive securities:
Stock options	—	—		—	1,010

Diluted EPS	$(2,927)	58,195	$(0.05)	$103,148	59,018	$1.75

For the three and nine months ended October 31, 2005, there were approximately 4,771,000 and 7,574,000 stock options, respectively, excluded from the computation of diluted EPS because their effect would have been anti-dilutive. For both the three and nine months ended October 31, 2004, there were approximately 3,768,000 stock options excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

The Company issued 343,436 and 547,712 shares of stock during the first nine months of fiscal 2006 and 2005, respectively. In addition, the Company repurchased 2,881,985 shares during the nine months ended October 31, 2005, comprised of 117,410 shares purchased for employee equity incentive plans and 2,764,575 shares purchased in conjunction with the Company’s share repurchase program, at an average of $36.22 per share, for a total cost of approximately $104.4 million, including expenses (see further discussion of the Company’s share repurchase program in Note 11 - Shareholders’ Equity).

In December 2004 the Company completed an Exchange Offer whereby the Company exchanged approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures for new debentures. The dilutive impact of the new debentures outstanding at October 31, 2005, has been excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met (see further discussion of the Exchange Offer in Note 9 - Revolving Credit Loans and Long-Term Debt).

Stock-Based Compensation

At October 31, 2005, the Company had four stock-based employee compensation plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” that amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its plans.

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. As a result of the vesting acceleration, the Company recognized an expense that had an impact on operating results of less than $0.1 million for the nine months ended October 31, 2005. The primary purpose of the vesting acceleration was to eliminate future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R.

During the first quarter of fiscal 2006, the Company’s Board of Directors approved the issuance of 1.5 million long-term incentive awards in the form of maximum-value stock-settled stock appreciation rights (“MV Stock-settled SARs”) and maximum-value stock options (“MVOs”) pursuant to the 2000 Equity Incentive Plan of Tech Data Corporation, as amended. MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the exercise price. In addition, upon exercise, a MV Stock-settled SAR requires the Company to settle the spread (the difference between the exercise price and the grant price) in shares of the Company’s common stock. The grant price of the MV Stock-settled SARs and MVOs was determined using the last sale price as quoted on the NASDAQ on the date of grant (or higher as required based on the laws and regulations of specific foreign jurisdictions). The terms of the awards (i.e. vesting schedule, contractual term, etc.) were not materially different from the terms of traditional stock options previously granted by the Company. MV Stock-settled SARs are required to be accounted for as variable awards, until the earlier of the exercise of these awards or the implementation of SFAS No. 123R. In accordance with APB Opinion No. 25, variable awards are to be re-measured on a quarterly basis with changes in value recorded in the Company’s Consolidated Statement of Operations as compensation expense. There was no compensation expense related to these instruments for the three and nine months ended October 31, 2005.

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

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$22,964	$37,810	$(2,927)	$103,148
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(1,387)	(4,564)	(21,464)	(13,487)

Pro forma net income (loss)	$21,577	$33,246	$(24,391)	$89,661

Earnings (loss) per share
Basic—as reported	$.40	$.65	$(.05)	$1.78

Basic—pro forma	$.38	$.57	$(.42)	$1.55

Diluted—as reported	$.40	$.64	$(.05)	$1.75

Diluted—pro forma	$.37	$.56	$(.42)	$1.52

(1)	Stock-based compensation expense for the nine months ended October 31, 2005, includes incremental expense, net of related tax effects, of approximately $15.4 million related to the acceleration of stock options issued in March 2004.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the three and nine months ended October 31, 2005, was $7.48 and $7.70, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Three months ended October 31, 2005
Hull-White Lattice	10	41%	4.17%	0%	1.24
Black-Scholes	4	41%	4.17%	0%	—

Nine months ended October 31, 2005
Hull-White Lattice	10	41%	4.65%	0%	1.24
Black-Scholes	4	41%	4.65%	0%	—

The weighted-average estimated fair value of the options granted during the three and nine months ended October 31, 2004 was $16.95 and $19.87, respectively, based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield
Three months ended October 31, 2004	4	52%	3.26%	0%
Nine months ended October 31, 2004	4	57%	2.49%	0%

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

Comprehensive income, net of taxes, for the three and nine months ended October 31, 2005 and 2004, is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Comprehensive income:
Net income (loss)	$22,964	$37,810	$(2,927)	$103,148
Change in CTA(1)	(7,956)	85,763	(110,409)	36,986

Total	$15,008	$123,573	$(113,336)	$140,134

(1)	There were no income tax effects for the three and nine month periods ended October 31, 2005 or 2004.

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

The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services. During fiscal 2004, the Company approved integration and restructuring plans related to the acquisition of Azlan. These plans address the involuntary termination of Azlan employees and the elimination of duplicative facility leases entered into by Azlan prior to the acquisition. Certain costs associated with the implementation of these plans are considered as an adjustment to the net tangible assets acquired and, accordingly, are included in goodwill within the Consolidated Balance Sheet. Total integration and restructuring costs to date are $32.1 million, with $3.0 million of this amount recorded during fiscal 2005 and $29.1 million recorded during fiscal 2004. As the Company completes the implementation of these integration plans, adjustments to the estimated costs originally recorded may be necessary, which may reduce the amount of goodwill related to the acquisition. Those estimates primarily relate to facility exit costs and the amount of sublease income, if any, to be received. As of October 31, 2005, the Company had outstanding liabilities for integration and restructuring costs associated with these plans as follows:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2005	$128	$8,210	$8,338
Cash payments	—	(519)	(519)
Other(1)	(1)	(25)	(26)

Balance as of April 30, 2005	127	7,666	7,793
Cash payments	—	(467)	(467)
Other(1)	(7)	(501)	(508)

Balance as of July 31, 2005	120	6,698	6,818
Cash payments	—	(728)	(728)
Other(1)	(120)	(61)	(181)

Balance as of October 31, 2005	$—	$5,909	$5,909

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 5—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	October 31, 2005	January 31, 2005
	(In thousands)
Accounts receivable	$2,111,199	$2,294,783
Allowance for doubtful accounts	(64,650)	(77,309)

Total	$2,046,549	$2,217,474

Trade Receivables Purchase Facility Agreement

In May 2005, the Company entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party financial institution to sell up to $150.0 million of accounts receivable on a non-recourse basis (increased to $200.0 million in September 2005). Under the Receivables Facility, the Company may sell certain accounts receivable (the “Receivables”) to the third-party financial institution in exchange for cash less a discount based on LIBOR plus a margin. Transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which expires in May 2006, requires that the Company continue to service, administer and collect the sold accounts receivable. The amount of the Receivables sold to the third-party financial institution and not yet collected from customers was $160.5 million as of October 31, 2005. During the quarter ended October 31, 2005, the Company received gross proceeds of $214.5 million from the sale of the Receivables. The discount totaled $1.8 million and $3.1 million for the three and nine months ended October 31, 2005. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within the change in accounts receivable.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they be reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. Due to certain indicators of impairment within the EMEA reporting unit, the Company performed an impairment test for goodwill as of July 31, 2005. No impairment charge was deemed necessary as a result of this test. Due to a lack of impairment indicators during the third quarter of fiscal 2006, no additional impairment testing for goodwill was performed by the Company as of October 31, 2005. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

The changes in the carrying amount of goodwill for the three and nine months ended October 31, 2005, are as follows:

	Americas	EMEA	Total
	(in thousands)
Balance as of January 31, 2005	$2,966	$146,753	$149,719
Other (1)	—	(3,817)	(3,817)

Balance as of April 30, 2005	2,966	142,936	145,902
Other (1)	—	(8,598)	(8,598)

Balance as of July 31, 2005	2,966	134,338	137,304
Other (1)	—	(1,680)	(1,680)

Balance as of October 31, 2005	$2,966	$132,658	$135,624

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within Other Assets, net (non-current) are intangible assets as follows:

	October 31, 2005			January 31, 2005
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)			(in thousands)
Amortized intangible assets:
Capitalized software and development costs	$185,889	$102,824	$83,065	$181,638	$95,792	$85,846
Customer lists	28,890	14,621	14,269	31,443	12,930	18,513
Trademarks	7,191	3,716	3,475	7,827	2,869	4,958
Other intangible assets	815	731	84	708	592	116

Total	$222,785	$121,892	$100,893	$221,616	$112,183	$109,433

Amortization expense for the three and nine months ended October 31, 2005 was $5.4 million and $15.8 million, respectively. Amortization expense for the three and nine months ended October 31, 2004 was $5.1 million and $14.7 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service for the remainder of the current and succeeding fiscal years is as follows (in thousands):

Fiscal year:
2006	$5,500
2007	18,600
2008	15,800
2009	11,000
2010	8,900

In addition, the Company capitalized intangible assets of $5.0 million and $14.8 million for the three and nine months ended October 31, 2005, respectively, and $4.2 million and $13.8 million for the three and nine months ended October 31, 2004, respectively. These capitalized intangible assets related solely to software and software development expenditures to be used in our operations. The weighted average amortization period for all intangible assets capitalized during the three and nine months ended October 31, 2005 was approximately eight years for both periods.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid in capital of approximately $1.1 million and $1.5 million for the nine months ended October 31, 2005 and 2004, respectively, related to the exercise of employee stock options.

NOTE 8— RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, the Company has recorded and will record charges for workforce reductions and the optimization of facilities and systems.

Excluding consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. Through October 31, 2005, the Company has incurred $24.1 million related to the restructuring program, comprised of approximately $14.9 million related to workforce reductions and approximately $9.2 million for facility costs. These actions are expected to generate annualized savings aggregating approximately the same amount as the total restructuring costs incurred to date. The remaining charges are expected to be incurred over the next three to four quarters with all U.S. dollar amounts being approximated using an exchange rate of .8475 euros per U.S. dollar. Costs recorded in each quarter may vary depending upon the timing of certain actions. Future actions related to the restructuring program are targeted to generate annualized savings in the same range of the estimated charges. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the restructuring plan. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

The restructuring charges are incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to this restructuring program are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the nine months ended October 31, 2005, the Company incurred approximately $5.3 million of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for restructuring charges recorded through October 31, 2005:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of April 30, 2005	$—	$—	$—
Charges to operations	10,560	8,729	19,289
Cash payments	(2,804)	(637)	(3,441)
Other	2	(496)	(494)

Balance as of July 31, 2005	7,758	7,596	15,354
Charges to operations	4,294	519	4,813
Cash payments	(6,876)	(727)	(7,603)
Other	(179)	(82)	(261)

Balance as of October 31, 2005	$4,997	$7,306	$12,303

NOTE 9—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2005	January 31, 2005
	(In thousands)
Receivables Securitization Program, average interest rate of 4.21% at October 31, 2005, expiring August 2006	$—	$—
Multi-currency Revolving Credit Facility, average interest rate of 5.09% at October 31, 2005, expiring March 2010	—	—
Other revolving credit facilities, average interest rate of 3.73% at October 31, 2005, expiring on various dates throughout fiscal 2006	25,803	68,343

	$25,803	$68,343

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable on an ongoing basis to provide borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2006, the Company legally isolated certain U.S. trade receivables, which are recorded in the Consolidated Balance Sheet, into a wholly-owned bankruptcy remote special purpose entity totaling $504.8 million and $505.0 million at October 31, 2005 and January 31, 2005, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $657.6 million at October 31, 2005, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The aforementioned credit facilities total approximately $1.3 billion, of which $25.8 million was outstanding at October 31, 2005. The Company’s credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At October 31, 2005, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.

As of October 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $821.0 million. At October 31, 2005, the Company had issued standby letters of credit of $23.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under these facilities by the same amount.

Long-Term Debt

	October 31, 2005	January 31, 2005
	(In thousands)
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021 (includes $2.0 million of convertible debentures at January 31, 2005 and October 31, 2005, which were not exchanged for New Notes in connection with the Exchange Offer discussed below)	$290,000	$290,000
Capital leases	16,106	18,840

	306,106	308,840
Less—current maturities	(291,558)	(291,625)

	$14,548	$17,215

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into the Company’s common stock, if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of the Company’s common stock. Holders have the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company has the option to satisfy such repurchases in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2005. Additionally, the debentures are subordinated in right of payment to all senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

In December 2004, the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). The New Notes have substantially identical terms to the previously outstanding Old Notes except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The Company incurred approximately $.6 million of professional fees in conjunction with the Exchange Offer, which were expensed as incurred. As the holders of both the New Notes and the Old Notes have the option to require the Company to repurchase the debentures on certain dates, beginning with December 15, 2005, the Company has classified the debentures as a current liability at both October 31, 2005 and January 31, 2005. In accordance with the debenture agreement, on November 15, 2005, the Company published a notice with the transfer agent to notify the holders of their right to require the Company to repurchase the New Notes and Old Notes on December 15, 2005. The Company plans to use available debt capacity to fund any of the convertible subordinate debentures presented for repurchase. If the debentures continue to remain outstanding after December 15, 2005, the Company will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels.

In accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, the dilutive impact of the New Notes is excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met. Since only $2.0 million of the original $290.0 million of Old Notes were not exchanged for New Notes in connection with the Exchange Offer, there is no impact on previously reported diluted EPS or on diluted EPS for the three and nine months ended October 31, 2005.

In August 2000, the Company filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2005, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

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

As a result of the Company’s quarterly deferred tax asset evaluation, during the second quarter of fiscal 2006 a non-cash charge of $56.0 million was recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in EMEA, primarily Germany. While the Company believes its restructuring efforts will improve the operating performance within its German operations, the Company determined this charge to be appropriate due to the cumulative losses expected to be realized through the current fiscal year, with such cumulative losses not being utilized in future periods through the implementation of prudent and feasible tax planning strategies. To the extent that the Company generates consistent taxable income within those operations requiring a valuation allowance, the Company may reduce the valuation allowance on the related deferred tax assets, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

The Company computes income taxes for interim reporting purposes using estimates of the annual effective tax rate for the entire fiscal year. During the third quarter of fiscal 2006, the Company revised the estimated effective income tax rate for fiscal 2006, excluding the effect of the deferred tax asset valuation allowance, to 40% from the 37% rate that had been used in the second quarter of fiscal 2006. The change in the rate was primarily the result of a change in the estimated annual losses in taxing jurisdictions where the Company is not able to record a tax benefit. As a result of the change to the estimated annual effective tax rate, the effective income tax rates for the third quarter and first nine months of fiscal 2006, excluding the effect of the increase in the deferred tax asset valuation allowance, were 38% and 42%, respectively.

NOTE 11—SHAREHOLDERS’ EQUITY

On March 31, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (increased to $200.0 million in November 2005). The Company’s share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the nine months ended October 31, 2005, the Company repurchased 2,881,985 shares comprised of 117,410 shares purchased for employee equity incentive plans and 2,764,575 shares purchased in conjunction with the Company’s share repurchase program, at an average of $36.22 per share, for a total cost of approximately $104.4 million, including expenses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately

$121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 9 – Revolving Credit Loans and Long Term Debt. The amount funded under the Restructured Lease (approximately $136.7 million at October 31, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of October 31, 2005, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at October 31, 2005, was approximately $19.6 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase products from Tech Data, the Company has arrangements with certain finance companies that provide inventory financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company would be required to purchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. For various reasons, including the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. As of October 31, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $9.2 million and $9.7 million, respectively, of which approximately $4.2 million and $5.3 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual value guarantees.

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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas	$2,461,855	$2,135,538	$7,064,101	$6,254,243
EMEA	2,625,799	2,635,552	7,931,975	7,917,974

Total	$5,087,654	$4,771,090	$14,996,076	$14,172,217

Operating income (1)
Americas	$39,531	$36,187	$115,448	$101,799
EMEA	4,524	20,488	(3,608)	58,440

Total	$44,055	$56,675	$111,840	$160,239

Depreciation and amortization
Americas	$4,211	$4,148	$12,079	$12,984
EMEA	9,402	9,572	28,375	28,425

Total	$13,613	$13,720	$40,454	$41,409

Capital expenditures
Americas	$4,607	$2,138	$18,267	$6,626
EMEA	6,733	7,950	24,252	22,505

Total	$11,340	$10,088	$42,519	$29,131

Identifiable assets
Americas	$1,596,810	$1,509,061	$1,596,810	$1,509,061
EMEA	2,786,857	2,923,585	2,786,857	2,923,585

Total	$4,383,667	$4,432,646	$4,383,667	$4,432,646

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
EMEA	132,658	140,549	132,658	140,549

Total	$135,624	$143,515	$135,624	$143,515

(1)	As discussed in Note 8 – Restructuring Program, operating income includes the effect of restructuring charges incurred of $4.8 million and $24.1 million during the three and nine months ended October 31, 2005 respectively, and external consulting costs associated with the restructuring of $3.2 million and $5.3 million during the three and nine months ended October 31, 2005 respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Exhibit 99-A of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	intense competition both domestically and internationally

•	narrow profit margins

•	risk of declines in inventory value

•	dependence on information systems

•	credit exposure due to the deterioration in the financial condition of our customers

•	the inability to obtain required capital

•	fluctuations in interest rates

•	potential adverse effects of acquisitions

•	foreign currency exchange rates and exposure to foreign markets

•	potential asset impairments resulting from declines in operating performance

•	the impact of changes in income tax and other regulatory legislation

•	changes in accounting rules

•	product supply and availability

•	dependence on independent shipping companies

•	changes in vendor terms and conditions

•	exposure to natural disasters, war and terrorism

•	potential impact of restructuring activities

•	potential impact of labor strikes

•	volatility of common stock price

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

Overview

Tech Data is a leading global provider of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes pre- and post-sale training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. Our balance sheet at October 31, 2005 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 16%.

Our business continues to perform well in the Americas; however, we have been disappointed with our results in EMEA. In May 2005, in response to a weaker demand environment in EMEA, we announced a formal restructuring program for our EMEA operations (further discussed below). We believe our challenges in the EMEA region over the last several quarters are the result of a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, internal distractions of our management team in the region. Specifically, the combined effect of the completion of the final phases of our comprehensive IT systems upgrade and harmonization project, further integration of our Azlan operations and, most recently, the implementation of our EMEA restructuring program, resulted in a distraction of our management team in the region and lessened their focus on executing appropriate pricing, purchasing and sales management practices.

We are beginning to see the benefits from our actions to turnaround and optimize our operations in the EMEA region. These actions have included engaging external consultants to provide a fresh perspective and detailed recommendations, such as the implementation of a new, simplified EMEA management organization structure, assigning dedicated resources across the region to improve our pricing, purchasing and sales management practices and implementing our restructuring program. In addition, both the Azlan integration and our IT systems upgrade and harmonization project will be substantially complete by the end of the first quarter of fiscal 2007, thereby eliminating the management distraction associated with these initiatives.

With respect to our restructuring program, we have recorded charges for workforce reductions and the optimization of facilities and systems. Excluding consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 million to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. Initiatives related to the restructuring program are anticipated to generate annualized savings in the same range. Through October 31, 2005, the Company has incurred $24.1 million related to the restructuring program, comprised of approximately $14.9 million related to workforce reductions and approximately $9.2 million for facility costs. These actions are expected to result in annualized savings aggregating approximately the same amount as the total restructuring charges incurred. The remaining charges are expected to be incurred over the next three to four quarters with all U.S. dollar amounts being approximated using an exchange rate of .8475 euros per U.S. dollar. Costs recorded in each quarter may vary depending upon the timing of certain actions. The costs related to this restructuring program are reflected within the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income (see further discussion below and in Note 8 of Notes to Consolidated Financial Statements for related discussion of our restructuring program). In addition to the $4.8 million of restructuring charges incurred during the third quarter of fiscal 2006, we incurred external consulting costs of approximately $3.2 million during the quarter relating to our EMEA restructuring program. These costs are included in “selling, general and administrative expenses” within the Consolidated Statement of Operations.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including, the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would reduce income tax expense; thereby increasing net income in the period such determination was made.

However, the recognition of any future tax benefit resulting from the reduction of the $10.6 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction in goodwill. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2005 and 2004:

	Three months ended October 31, 2005		Three months ended October 31, 2004
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,461,855	48.4%	$2,135,538	44.8%
EMEA	2,625,799	51.6%	2,635,552	55.2%

Worldwide	$5,087,654	100.0%	$4,771,090	100.0%

	Nine months ended October 31, 2005		Nine months ended October 31, 2004
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,064,101	47.1%	$6,254,243	44.1%
EMEA	7,931,975	52.9%	7,917,974	55.9%

Worldwide	$14,996,076	100.0%	$14,172,217	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Year-over-year increase (decrease) in net sales (%):
Americas	15.3%	3.9%	12.9%	5.7%
EMEA (US$)	(0.4)%	12.7%	0.2%	20.5%
EMEA (euro)	0.8%	4.4%	(1.9)%	10.8%
Worldwide (US$)	6.6%	8.6%	5.8%	13.5%

	Three months ended October 31, 2005		Three months ended October 31, 2004
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$39,531	1.61%	$36,187	1.69%
EMEA	4,524.17%		20,488.78%

Worldwide	$44,055.87%		$56,675	1.19%

	Nine months ended October 31, 2005		Nine months ended October 31, 2004
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$115,448	1.63%	$101,799	1.63%
EMEA	(3,608)	(.04)%	58,440.74%

Worldwide	$111,840	.75%	$160,239	1.13%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 27% of our net sales for the third quarter of fiscal 2006 compared to 28% of our net sales in the third quarter of fiscal 2005.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2005 and 2004 as follows:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.85	94.48	94.72	94.31

Gross profit	5.15	5.52	5.28	5.69
Selling, general and administrative expenses	4.19	4.33	4.37	4.56
Restructuring charges	.09	—	.16	—

Operating income	.87	1.19	.75	1.13
Interest expense	.14	.12	.14	.14
Discount on sale of accounts receivable	.04	—	.02	—
Interest income	(.04)	(.03)	(.03)	(.03)
Net foreign currency exchange loss (gain)	.01	(.03)	.01	(.02)

Income before income taxes	.72	1.13	.61	1.04
Provision for income taxes	.27	.34	.63	.31

Net income (loss)	.45%	.79%	(.02)%	.73%

Three and nine months ended October 31, 2005 and 2004

Net Sales

Our consolidated net sales were $5.1 billion in the third quarter of fiscal 2006, an increase of 6.6% when compared to the third quarter of fiscal 2005. On a regional basis, during the third quarter of fiscal 2006, net sales in the Americas increased by 15.3% over the third quarter of fiscal 2005 and decreased by 0.4% in EMEA (increase of 0.8% on a euro basis). On a year-to-date basis, net sales increased 5.8% to $15.0 billion in the first nine months of fiscal 2006, compared to $14.2 billion for the comparable period of the prior year. Regionally, net sales in the Americas increased by 12.9% whereas EMEA saw a slight increase of 0.2% (decrease of 1.9% on a euro basis).

Our performance in the Americas is primarily due to stronger sales to direct marketers and retailers and a general improvement in demand for IT products and services compared to the prior year, somewhat offset by declining average selling prices of many products we sell. As previously discussed in this MD&A, our performance in EMEA can be attributed to a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, internal distractions of our management team in the region.

Gross Profit

Gross profit during the third quarter of fiscal 2006 was 5.15%, a decrease from the 5.52% gross margin during the third quarter of fiscal 2005. On a year-to-date basis, gross margin was 5.28%, a decrease from the 5.69% gross margin during first nine months of fiscal 2005. The decrease in gross margin is primarily attributable to the highly competitive pricing environment and operational challenges in our EMEA operations, as discussed above, and to a much lesser extent, changes in customer and product mix in both EMEA and the Americas. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.19% in the third quarter of fiscal 2006, compared to 4.33% in the third quarter of fiscal 2005. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.37% in the first nine months of fiscal 2006, compared to 4.56% in the comparable period of the prior year. The decrease in SG&A as a percentage of net sales for both the quarter and first nine months of fiscal 2006 is the result of continuing cost savings initiatives and improvements in productivity, particularly in EMEA, where we are beginning to realize the benefits associated with our restructuring efforts. We strive to continuously improve our business model through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a highly variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs.

In absolute dollars, worldwide SG&A increased by $6.2 million in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. On a year-to-date basis, worldwide SG&A increased by $9.0 million in the first nine months of fiscal 2006 compared to the same period of the prior fiscal year. The increase in the third quarter is primarily attributable to an increase in labor costs in the Americas to support the additional sales and external consulting costs incurred of approximately $3.2 million related to our EMEA restructuring program, partially offset by the benefits realized from the restructuring program and to a lesser extent a stronger U.S. dollar versus the euro in the third quarter of fiscal 2006 compared to fiscal 2005. On a year-to-date basis, the increase in SG&A is primarily attributable to the aforementioned increase in labor costs in the Americas to support the additional sales and the stronger euro versus the U.S. dollar during the first half of fiscal 2006 compared to fiscal 2005, offset by the benefits realized from productivity improvements in both the Americas and EMEA and the positive effects of the EMEA restructuring program. On a local currency basis, EMEA SG&A expenses declined during both the third quarter and first nine months of fiscal 2006 compared to the same periods of the prior year.

We will continue to implement process improvements and other changes to improve profitability over the long-term. However, as a result, our operating margins and/or sales may fluctuate significantly from quarter to quarter.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, we are recording charges for workforce reductions and the optimization of facilities and systems. For the quarter ended October 31, 2005, we incurred $4.8 million related to the restructuring program, comprised of approximately $4.3 million related to workforce reductions and approximately $.5 million for facility costs. Through October 31, 2005, we have incurred $24.1 million related to the restructuring program, comprised of approximately $14.9 million related to workforce reductions and approximately $9.2 million for facility costs.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 18.4% to $6.9 million in the third quarter of fiscal 2006 compared to $5.8 million in the third quarter of the prior year. On a year-to-date basis, interest expense increased 9.3% to $21.0 million in the first nine months of fiscal 2006 compared to $19.2 million for the same period of fiscal 2005. The increase in interest expense during both the third quarter and first nine months of fiscal 2006 is primarily due to additional working capital requirements due to higher sales volume and an increase in our average short-term borrowing rate compared to the same periods of the prior fiscal year.

The discount related to the sale of accounts receivable was $1.8 million and $3.1 million for the third quarter and first nine months of fiscal 2006, respectively. The discount is associated with the accounts receivable purchase facility agreement executed in May 2005 (see further discussion below and in Note 5 of Notes to Consolidated Financial Statements).

Interest income increased 34.7% to $1.8 million in the third quarter of fiscal 2006 from $1.3 million in the third quarter of the prior year. On a year-to-date basis, interest income increased 32.7% to $5.1 million in the first nine months of fiscal 2006 compared to $3.8 million in the prior year. The increase in interest income during both the third quarter and first nine months of fiscal 2006 is primarily attributable to higher interest rates earned on short-term cash investments compared to the same periods of the prior year.

We realized a net foreign currency exchange loss of $0.3 million during the third quarter of fiscal 2006 compared to a net foreign currency exchange gain of $1.8 million during the third quarter of fiscal 2005. On a year-to-date basis, we realized a net foreign currency exchange loss of $1.7 million in the first nine months of fiscal 2006 compared to a net foreign currency exchange gain of $2.5 million in the comparable period of the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate was 38% in the third quarter of fiscal 2006 and 30% in the third quarter of fiscal 2005. On a year-to-date basis, our effective tax rate was 103% in fiscal 2006 compared to 30% in the prior year. The increase in the effective tax rate during the third quarter of fiscal 2006 is primarily the result of estimated annual losses in tax jurisdictions where the Company is not able to record a tax benefit. The increase in the effective tax rate during the nine months ended October 31, 2005 is primarily due to a $56.0 million increase in the valuation allowance on deferred tax assets recorded during the second quarter of fiscal 2006. This increase in the valuation allowance related to deferred tax assets for specific jurisdictions in EMEA, primarily Germany. While the Company believes its restructuring efforts will improve the operating performance within its German operations, the Company determined this charge to be appropriate due to cumulative losses expected to be realized through the current fiscal year, after considering the effect of implementation of prudent and feasible tax planning strategies. To the extent the Company generates consistent taxable income within those operations requiring the valuation allowance, the Company may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

During the third quarter of fiscal 2006, the Company revised the estimated effective income tax rate for fiscal 2006 to 40% from the 37% rate that had been estimated in the second quarter of fiscal 2006. These estimated tax rates exclude the effect of the increase in the valuation allowance discussed above. The increase in the effective tax rate was primarily the result of additional estimated annual losses in taxing jurisdictions where the Company is not able to record a tax benefit. As a result, the effective income tax rates for the third quarter and first nine months of fiscal 2006, excluding the effect of the deferred tax asset valuation allowance recorded in the second quarter of fiscal 2006, were 38% and 42%, respectively.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reasons discussed above, as well as tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At October 31, 2005, we believe we have appropriately accrued for probable income tax exposures. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended October 31, 2005 and 2004:

	Nine months ended October 31,
	2005	2004
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$231,688	$109,200
Investing activities	(33,350)	(24,001)
Financing activities	(137,666)	(45,309)
Effect of exchange rate changes on cash and cash equivalents	(10,172)	2,343

Net increase in cash and cash equivalents	$50,500	$42,233

Net cash provided by operating activities increased during the first nine months of fiscal 2006 as compared to the corresponding period in fiscal 2005 due primarily to stronger cash collections from customers and sales of accounts receivable under our trade receivable purchase facility agreement, offset, in part, by the timing of payments to vendors. We continue to focus on strong working capital management and have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 31 days at the end of the third quarter of fiscal 2006 compared to 35 days at the end of the third quarter of fiscal 2005 due to our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 21% at the end of the third quarter of fiscal 2006, meaning our accounts payable balances exceeded our inventory balances by 21%. This compares to negative owned inventory of 23% at the end of the third quarter of fiscal 2005.

The following table presents the components of our cash conversion cycle for the quarters ended October 31, 2005 and 2004:

	Three months ended October 31,
	2005	2004
Days of sales outstanding	37	42
Days of supply in inventory	29	29
Days of purchases outstanding	(35)	(36)

Cash conversion cycle (days)	31	35

Net cash used in investing activities of $33.4 million during the first nine months of fiscal 2006 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $60.0 to $65.0 million during fiscal 2006 to further expand or upgrade our IT systems, logistics centers and office facilities. We continue to make significant investments to implement new IT systems and upgrade our existing IT infrastructure in order to meet our changing business requirements. These implementations and upgrades occur at various levels throughout our organization and include, but are not limited to, new operating and enterprise systems, financial systems, internet technologies, customer relationship management systems and telecommunications. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in financing activities of $137.7 million during the first nine months of fiscal 2006 reflects the net repayments on our revolving credit lines and long-term debt of $41.7 million and $104.4 million for the repurchase of 2,881,985 shares of our common stock during the nine months ended October 31, 2005, offset by $8.4 million in proceeds received from stock option exercises and purchases made through our Employee Stock Purchase Plan (“ESPP”).

As of October 31, 2005, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in March 2010. We pay interest (average rate of 5.09% at October 31, 2005) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks that expires in August 2006. We pay interest (average rate of 4.21% at October 31, 2005) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $657.6 million (average interest rate on borrowings was 3.73% at October 31, 2005).

The aforementioned credit facilities total approximately $1.3 billion, of which $25.8 million was outstanding at October 31, 2005. Our credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At October 31, 2005, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.

As of October 31, 2005, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $821.0 million. At October 31, 2005, we had issued standby letters of credit of $23.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under these facilities by the same amount.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bear interest at 2% per year and are convertible into our common stock if the market price of the common stock exceeds a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders may convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures are convertible into 4,871,913 shares of our common stock. Holders have the option to require us to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. Although it is our intention to use cash to satisfy any debentures submitted for repurchase, we have the option to satisfy such repurchases in either cash and/or our common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2005. Additionally, the debentures are subordinated in right of payment to all of our senior indebtedness and are effectively subordinated to all indebtedness and other liabilities of our subsidiaries.

In December 2004, we completed an Exchange Offer whereby approximately 99.3% of our $290.0 million convertible subordinated debentures (“Old Notes”) were exchanged for new debentures (the “New Notes”). The New Notes have substantially identical terms to the Old Notes except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. The dilutive impact of the New Notes is excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion feature not being met. As the holders of the New Notes have the option to require us to repurchase the debentures on certain dates, beginning with December 15, 2005, we have classified the debentures as a current liability at October 31, 2005 and January 31, 2005. In accordance with the debenture agreement, on November 15 2005, we published a notice with the transfer agent to notify the holders of their right to require us to repurchase the New Notes and Old Notes on December 15, 2005. We plan to use available debt capacity to fund any of the convertible subordinate debentures presented for repurchase. If the debentures continue to remain outstanding after December 15, 2005, we will pay contingent interest on the debentures during specified six-month periods beginning on December 15, 2005, if the market price of the debentures exceeds specified levels.

In August 2000, we filed a universal shelf registration statement with the SEC for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of October 31, 2005, we had not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock (increased to $200.0 million in November 2005). Our share repurchases will be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the nine months ended October 31, 2005, the Company repurchased 2,881,985 shares comprised of 117,410 shares purchased for employee equity incentive plans and 2,764,575 shares purchased in conjunction with the Company’s share repurchase program, at an average of $36.22 per share, for a total cost of approximately $104.4 million, including expenses.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value guarantee”). At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 9 of Notes to Consolidated Financial Statements. The amount funded under the Restructured Lease (approximately $136.7 million at October 31, 2005) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of October 31, 2005, we were in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at October 31, 2005, was approximately $19.6 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Trade Receivables Purchase Facility Agreement

In May 2005, we entered into a revolving trade receivables purchase facility agreement (the “Receivables Facility”) with a third-party financial institution to sell up to $150.0 million of accounts receivable on a non-recourse basis (increased to $200.0 million in September 2005). Under the Receivables Facility, we may sell certain accounts receivable (the “Receivables”) to the third-party financial institution in exchange for cash less a discount based on LIBOR plus a margin. Transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facility, which expires in May 2006, requires that we continue to service, administer and collect the sold accounts receivable. The amount of the Receivables sold to the third-party financial institution and not yet collected from customers was $160.5 million as of October 31, 2005. During the quarter ended October 31, 2005, we received gross proceeds of $214.5 million from the sale of the Receivables. The discount totaled $1.8 million and $3.1 million, respectively, for the quarter and nine months ended October 31, 2005. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within the change in accounts receivable.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we are required to repurchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. For various reasons, including the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of October 31, 2005, and January 31, 2005, the aggregate amount of guarantees under these arrangements totaled approximately $9.2 million and $9.7 million, respectively, of which approximately $4.2 million and $5.3 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. We also provide residual value guarantees related to our Restructured Lease, which have been recorded at the estimated fair value of the residual value guarantees.

Asset Management

We manage our inventories by maintaining sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as we add new product lines and when appropriate, we make large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as our inventory management procedures have helped to reduce the risk of loss of inventory value.

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

The Company has continued to upgrade and harmonize the IT systems and processes used within its EMEA operations to standardize business processes and systems through the implementation of mySAP™ Business Suite (“mySAP™”) business software. We expect this project to be substantially completed by the end of the first quarter of fiscal 2007. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. In November 2005, our Board of Directors authorized an additional $100.0 million to be utilized for the share repurchase program. The share repurchases are to be made on the open market, through block trades or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

The following table presents information with respect to purchases of treasury stock by the Company under the share repurchase program during the quarter ended October 31, 2005:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (1)
August 1 – August 31, 2005	26,000	$36.20	26,000
September 1 – September 30, 2005	796,451	36.20	796,451
October 1 – October 31, 2005	692,800	36.11	692,800

Total	1,515,251	$36.16	1,515,251	$ —

(1)	This amount excludes the November 2005 authorization by the Company’s Board of Directors to increase the share repurchase program by an additional $100 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

10-AAhh	First Amendment to Trade Receivables Purchase Facility Agreement

10-AAii	Amendment No. 10 to Transfer and Administration Agreement

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-A	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on August 2, 2005, in connection with the issuance of its press release announcing its preliminary financial results for the Company’s second quarter of fiscal 2006.

The Company filed a Current Report on Form 8-K on August 25, 2005, in connection with the issuance of its press release announcing financial results for the Company’s second quarter of fiscal 2006 and additional details of the formal restructuring plan covering the EMEA operations announced in May 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

            (Registrant)

Signature	Title	Date
/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	December 5, 2005

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 5, 2005

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 5, 2005