Form 10-K
period 2006-01-31
TECH DATA CORP
filed 2006-04-03
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common stock, par value $.0015 per share

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates was $2,103,605,994 based on the reported last sale price of common stock on July 29, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common stock, par value $.0015 per share	56,229,882

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 6, 2006, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1. Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), ranked 110th of the FORTUNE 500 in 2005, is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve more than 90,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers in more than 100 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (including Europe, the Middle East and export sales to Africa).

We offer a variety of products from manufacturers and publishers such as Acer, Adobe, American Power, Apple, Autodesk, Canon, Cisco Systems, Epson, Fujitsu-Siemens, Hewlett-Packard, IBM, Intel, Kingston, Lexmark, Lenovo, Logitech, Microsoft, Nortel Networks, NEC, Samsung, Sony, Symantec, Toshiba, Viewsonic, and Xerox. Products are generally shipped from regionally located logistics centers the same day the orders are received.

Customers are provided with a high level of customer service through the Company’s technical support, electronic commerce tools (including on-line order entry, product integration services and electronic data interchange (“EDI”) services), customized shipping documents and flexible financing programs. While we strive to provide our customers with a full array of services, revenues generated from the direct sale of services contributed less than 10% to Tech Data’s overall net sales.

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

In May 1999, we nearly doubled our Canadian business through the acquisition of Globelle Corporation (“Globelle”), a leading publicly-held Canadian distributor. The purchase of Globelle provided critical mass and a complementary product and geographic focus to our Canadian operations.

In March 2003, we expanded our presence in the European networking and communications market through the acquisition of all of the outstanding stock of Azlan Group PLC (“Azlan”) for approximately $224.4 million plus acquisition-related expenses of $2.6 million, for a total purchase price of $227.0 million. The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services.

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, the Company has recorded and will continue to record charges for workforce reductions and the optimization of facilities and systems. Excluding external consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. We expect initiatives related to the restructuring to generate annualized savings in the same range. The restructuring program is anticipated to be complete by the end of the third quarter of fiscal 2007.

During the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, we made the decision to sell the EMEA Training Business (the “Training Business”). In March 2006, we closed the sale of the Training

Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million and $0.5 million of additional consideration which is contingent upon the satisfaction of certain post-closing conditions. The sale of the Training Business includes net assets with a book value of approximately $7.3 million at January 31, 2006, comprised primarily of accounts receivable, property and equipment, accrued expenses and other liabilities. The results of the Training Business have been reclassified and presented as discontinued operations in the fiscal 2006 Consolidated Statement of Operations and all prior periods presented have been restated and reported as discontinued operations. We are in the process of finalizing the closing balance sheet as of the sale date with the Purchaser, including the allocation of any EMEA goodwill, and do not anticipate the gain on the sale of the Training Business to be material to our consolidated operating results or financial condition.

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

Through collaborative supply chain management initiatives, we continue to advance the efficiency of our distribution model. By leveraging our infrastructure and logistics expertise, vendors benefit from a cost-effective alternative to selling directly to resellers. Our ability to provide a “virtual warehouse” of products for resellers means they no longer need to hold inventory, which reduces their costs and risks associated with handling products. In addition to enabling fast reseller access to a comprehensive hardware and software offering, we frequently ship products directly to end-users on behalf of our customers, thereby reducing the resellers’ costs of storing, maintaining, and shipping the products themselves. We facilitate this approach by personalizing shipping labels and packing documents with the resellers’ brand identities (e.g., logos), marketing messages and other specialized content.

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the internet, continues to have a significant impact on the cost efficiency of the wholesale distribution model. For example, we have established a seamless supply chain in which end-user orders flow immediately from reseller internet sites to our logistics centers in closest proximity to the order destination. Advances like these are possible due to the financial and technical resources available to large-scale distributors, such as ourselves, enabling a reduction in both our customers’ and our own transaction costs through more efficient purchasing and lower selling and delivery costs.

In summary, the IT distribution industry continues to address a broad spectrum of reseller and vendor requirements despite certain vendors, such as Hewlett-Packard Company (“HP”), continuing with direct sales of certain products to end-users and/or resellers. New products and emerging market opportunities have helped to offset the impact of vendor direct sales on IT distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate key markets like the small- and mid-sized business (“SMB”) sector, which rely on VARs—our primary customer base—to gain access to and support for new technology. The economies of scale and global reach of large industry-leading distributors are expected to continue to be significant competitive advantages in this marketplace.

Products and Vendors

We sell more than 100,000 products from the world’s leading peripheral, system and networking manufacturers and software publishers. These products are typically purchased directly from the manufacturer or software publisher on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

We continually strengthen our product line in order to provide our customers with access to the latest technology products. However, from time to time, the demand for certain products that we sell exceeds the supply available from the manufacturer or publisher. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

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

We generated approximately 27% of our consolidated net sales in fiscal 2006 from products purchased from HP compared to 28%, and 32% of consolidated net sales in fiscal 2005 and 2004, respectively. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2006, 2005 or 2004.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 90,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, over the past three years, sales within our consolidated customer channels have remained fairly consistent within the following ranges:

VARs	55% – 59%
Direct marketers and retailers	22% – 27%
Corporate resellers	16% – 21%

No single customer accounted for more than five percent of our net sales during fiscal 2006, 2005 or 2004.

The market for VARs is attractive because VARs generally rely on distributors as their principal source of computer products and financing. This reliance is due to VARs typically lacking the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with manufacturers and publishers for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired directly. We have also developed special programs to meet the unique needs of direct marketers and retailers.

In addition to a strong product offering, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools (including internet order entry and EDI services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by giving them the opportunity to participate in a number of special promotions, and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% to our overall revenues.

We provide our vendors with one of the largest bases of resellers throughout the Americas and EMEA, delivering products to customers from our 28 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2—Properties for further discussion of our locations and logistics centers).

Sales and Electronic Commerce

Currently, our sales force consists of approximately 1,300 field and inside telemarketing sales representatives. Our sales force is provided comprehensive training regarding our policies and procedures and technical characteristics of our products. These training programs are supplemented by product seminars offered by manufacturers and publishers. Field sales representatives are located in major metropolitan areas. Each field sales representative is supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call our inside sales teams on dedicated toll-free numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.

Increasingly, customers rely upon our electronic ordering and information systems, in addition to our product catalogs and frequent mailings, as sources for product information, including availability and price. Our on-line computer systems allow the inside sales teams to check current stocking levels in the Company’s logistics centers. Through our website, most customers can gain remote access to our information systems to check product availability and pricing and to place orders. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2006, approximately $9.0 billion (44%) of our consolidated net sales originated from orders received electronically, compared to approximately $7.3 billion (37%) in fiscal 2005 and approximately $5.9 billion (34%) in fiscal 2004.

Competition

We operate in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including Ingram Micro Inc., Synnex Corp., and several regional and local distributors. The competitive environment within EMEA is highly fragmented, with market share spread among many regional and local competitors such as Actebis, and international distributors such as Ingram Micro Inc. and Westcon/Comstor.

We also compete, in some cases, with manufacturers and publishers who sell directly to resellers and end-users. However, we may become a business partner to these companies by providing supply chain or other services tailored to the IT market. We believe manufacturers and publishers will generally continue to sell their products through distributors rather than directly due to our ability to provide suppliers with access to our broad customer base in a highly efficient manner. Our network of logistics centers and our sales and product management expertise worldwide allow our suppliers to benefit by lowering their selling and inventory costs.

Employees

On January 31, 2006, we had approximately 8,200 employees. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While we operate primarily in one industry, because of our global presence, we manage our business based on our geographic segments. Our geographic segments include the Americas (United States, Canada, Latin America and export sales to the Caribbean) and EMEA (Europe, Middle East, and export sales to Africa). In fiscal 2006, 2005, and 2004, 60%, 62% and 60%, respectively, of our consolidated net sales were derived from operations outside of the United States.

Over the last three fiscal years, we have entered new markets or expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, risk and earnings potential. We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) and earnings potential around the world. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures, write-off a portion of our EMEA goodwill or recognize a portion of our accumulated other comprehensive income (loss) as a non-operating foreign currency exchange gain or loss (see Note 13 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of our net sales, operating income, depreciation and amortization, capital expenditures, identifiable assets and goodwill).

Additional Information Available

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge.

Executive Officers

On January 18, 2006, we announced a plan to expand our senior management team by splitting the executive roles of Chairman of the Board and Chief Executive Officer. In parallel, we have initiated a search for a new CEO. Steven A. Raymund will remain as Chairman and CEO until his successor is appointed, at which time he will continue as Chairman of the Board.

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 31, 2006:

Name	Age	Title
Steven A. Raymund	50	Chairman of the Board of Directors and Chief Executive Officer
Néstor Cano	42	President, Worldwide Operations
Jeffery P. Howells	48	Executive Vice President and Chief Financial Officer
Kenneth Lamneck	51	President, the Americas
Joseph A. Osbourn	58	Executive Vice President and Worldwide Chief Information Officer
Alain Amsellem	46	Senior Vice President European Finance and Operations
Charles V. Dannewitz	51	Senior Vice President, Taxes and Treasurer
Thomas J. Ducatelli	40	Senior Vice President, U.S. Sales
Andrew Gass	41	Senior Vice President, European Enterprise Division
Lawrence W. Hamilton	48	Senior Vice President, Human Resources
Thomas F. Huber	40	Senior Vice President, Managing Director, DACH Region
William J. Hunter	46	Senior Vice President and European Chief Financial Officer
Robert G. O’Malley	60	Senior Vice President, U.S. Marketing
William K. Todd, Jr.	61	Senior Vice President, Logistics and Integration Services
Joseph B. Trepani	45	Senior Vice President and Corporate Controller
David R. Vetter	46	Senior Vice President, General Counsel and Secretary
Gerard F. Youna	52	Senior Vice President, European Operational Design and Performance
Mike Zava	59	Senior Vice President, Credit and Customer Services, the Americas
Benjamin B. Godwin	54	Corporate Vice President, Real Estate and Corporate Services

Steven A. Raymund, Chairman of the Board of Directors and Chief Executive Officer, has been employed by the Company since 1981, serving as Chief Executive Officer since January 1986 and as Chairman of the Board of Directors since April 1991. He has a Bachelor of Science Degree in Economics from the University of Oregon and a Masters Degree from the Georgetown University School of Foreign Service. Mr. Raymund currently serves on the Board of Directors of Jabil Circuit, Inc. and of WESCO Distribution, Inc.

Néstor Cano, President, Worldwide Operations, joined the Company (via the Computer 2000 acquisition) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed

Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President of the Americas. He was promoted to President, Worldwide Operations in August 2000. Mr. Cano holds a PDG (similar to an Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

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

Kenneth Lamneck, President, the Americas, joined the Company in March 2004 as President, the Americas. Prior to Tech Data, he served in various management positions at Arrow Electronics Distribution Division and most recently served as President of the Arrow Richey Electronics division since 1999. Mr. Lamneck holds a Bachelors Degree in Engineering from the United States Military Academy at West Point and a Masters Degree in Business Administration from the University of Texas at El Paso.

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

Alain Amsellem, Senior Vice President, European Finance and Operations, joined the Company in 1994 through Tech Data’s acquisition of French distributor, Softmart International, S.A. Mr. Amsellem was promoted to Senior Vice President in August 2004 and is currently responsible for European Finance and Operations. Prior to his promotion, Mr. Amsellem was Tech Data’s Director of French Operations. Mr. Amsellem is a Chartered Accountant and holds a degree in management and chartered accountancy from Paris Dauphine University.

Charles V. Dannewitz, Senior Vice President, Taxes and Treasurer, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in March 2000, and assumed responsibility for worldwide treasury in July 2003. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

Thomas J. Ducatelli, Senior Vice President, U.S. Sales, joined the Company in February 2005. Prior to joining Tech Data, he was Senior Vice President of Sales and Business Development for CompuCom Systems Inc. Mr. Ducatelli joined CompuCom in 1994 and held several leadership positions including National Sales Manager and Vice President of Business Development and Supply Chain before his promotion to senior vice president. Mr. Ducatelli holds a Bachelor’s Degree in Marketing from Southern Connecticut State University.

Andrew Gass, Senior Vice President, European Enterprise Division, joined the Company (via the Computer 2000 acquisition) in October 1995 as Finance and Operations Director of UK operations and was promoted to Deputy Managing Director in October 1998. From February 2000 to August 2001, Mr. Gass was a Managing Director at Sage Enterprise Solutions. He returned to the Company in 2001 as Senior Vice President and is currently in charge of the European Enterprise Division. Mr. Gass is a Chartered Accountant and holds a Bachelors Degree in Commerce from Edinburgh University.

Lawrence W. Hamilton, Senior Vice President, Human Resources, joined the Company in August 1993 as Vice President, Human Resources and was promoted to Senior Vice President, Human Resources in March 1996. Prior to joining the Company, he was employed by Bristol-Myers Squibb Company from 1985 to August 1993, most recently as Vice President—Human Resources and Administration of Linvatec Corporation (a division of Bristol-Myers Squibb Company). Mr. Hamilton holds a Bachelor of Arts Degree in Political Science from Fisk University and a Masters of Public Administration, Labor Policy emphasis from the University of Alabama. Mr. Hamilton currently serves on the Board of Directors of HomeBanc Mortgage and is chairman of the compensation committee.

Thomas F. Huber, Senior Vice President, Managing Director, DACH Region, joined the Company in February 2005. Prior to joining the Company, he was Director of Consumer Products at Accenture from 2001 to 2004. Mr. Huber was Deputy Chairman of Supervisory Boards with Vienna-based Billa/Rewe Group of food retailers. During his 12 years with Billa/Rewe

Group, his positions included both Chief Operating Officer and Chief Financial Officer. Mr. Huber holds both a Doctorate and Masters Degree in Business Administration from the University of Vienna and a Masters Degree in Computer Science from the Technical University of Vienna.

William J. Hunter, Senior Vice President and European Chief Financial Officer, joined the Company in April 1994 as Assistant Controller. In September 1996, he was promoted to Director of International Finance and in June 1997 became the Vice President and Controller for Europe. Effective June 1999, Mr. Hunter was promoted to Senior Vice President and European Chief Financial Officer. Prior to joining the Company, he was employed by Price Waterhouse from January 1989 to April 1994. Mr. Hunter holds a Bachelor of Arts Degree in Philosophy from Tulane University and a Bachelor of Science Degree in Accounting from the University of South Florida.

Robert G. O’Malley, Senior Vice President, U.S. Marketing, joined the Company in March 2005. Prior to joining the Company, he most recently served as a consultant working with technology manufacturers to develop distribution and marketing strategies. In 1999, Mr. O’Malley became President of Intermec Technologies Corp and was later appointed as Chairman, Chief Executive Officer and President of Immersion Inc. Mr. O’Malley also served as President of MicroAge Inc. and has over 19 years of experience with IBM, where he served in several senior leadership roles. Mr. O’Malley holds a Bachelor’s Degree in Aeronautical Engineering from the University of Minnesota in Minneapolis and a Masters Degree in Business Administration from Arizona State University.

William K. Todd, Jr., Senior Vice President, Logistics and Integration Services, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President, Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a Bachelor of Science Degree in Business Management from New Hampshire College.

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

Gerard F. Youna, Senior Vice President, European Operational Design and Performance, joined the Company in 1994 through Tech Data’s acquisition of French Distributor, Softmart International, S.A. as the Managing Director. In 1999, he was promoted to Regional Managing Director for France and Israel. In September 2000, he was promoted to Senior Vice President of Southern Europe and since December 2005, Mr. Youna has been in charge of European Operational Design and Performance. Mr. Youna received a degree in IT Engineering from the Institute Informatique d’Entreprise in Paris, France.

Mike Zava, Senior Vice President, Credit and Customer Services, the Americas, joined the Company in April 1985 as Credit Manager. In 1989, he was promoted to Director of Credit and in February 1995, he was promoted to Vice President, Credit Services. Mr. Zava was promoted to his current position in April 2005. Prior to joining Tech Data, he worked with Westinghouse Credit Corporation in fixed asset finance and spent seven years as National Credit Manager for a division of Jim Walter Corp. Mr. Zava is a Certified Credit Executive and holds a Bachelor of Science Degree from Virginia Polytechnic Institute and State University with a major in Management.

Benjamin B. Godwin, Corporate Vice President, Real Estate and Corporate Services, joined the Company in August 1997 as Vice President of Real Estate and Corporate Services and was promoted to Corporate Vice President in March 2003. Prior to joining the Company, he was President of Godwin Real Estate, Inc., a real estate brokerage and appraisal firm he founded in 1985. Mr. Godwin holds a Bachelor of Business Administration Degree from Georgia State University, the MAI designation from the Appraisal Institute and is a Certified Financial Planner.

ITEM 1A. Risk Factors

The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not the only risks of our business. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:

Competition

The Company operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which the Company operates. The Company competes with a variety of regional, national and international wholesale distributors, some of which have greater financial resources than the Company. The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

Narrow Profit Margins

As a result of intense price competition in the industry, the Company has narrow gross profit and operating profit margins. These narrow margins magnify the impact on operating results attributed to variations in sales and operating costs. Future gross profit and operating margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures. In addition, failure to attract new sources of business from expansion of products or services or entry into new markets may adversely affect future gross profit and operating margins.

Dependence on Information Systems

The Company is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that the Company’s information systems will not fail or experience disruptions, that the Company will be able to attract and retain qualified personnel necessary for the operation of such systems, that the Company will be able to expand and improve its information systems, that the Company will be able to convert to new systems efficiently, or that the Company will be able to integrate new programs effectively with its existing programs. Any of such problems could have an adverse effect on the Company’s business.

Restructuring Activities

In May 2005, the Company initiated a restructuring program in the EMEA region. We may experience delays or greater than expected costs in implementing our restructuring program, and our efforts may fail to achieve the desired improvements in our EMEA operating and gross profit margins. Changes in organizational structure, personnel, job duties and processes related to this restructuring program will require significant management resources and may reduce productivity during implementation of the program. Because the Company operates with narrow operating margins and gross profit margins, lower productivity could have a material adverse effect on our results of operations, particularly if it occurs during seasonal peaks in our business.

Acquisitions

As part of its growth strategy, the Company pursues the acquisition of companies that either complement or expand its existing business. As a result, the Company regularly evaluates potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and uncertainties, including expansion into new geographic markets and business areas, the requirement to understand local business practices, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the possible requirement to upgrade the acquired companies’ management information systems to the Company’s standards, potential adverse short-term effects on the Company’s operating results and the amortization or impairment of any acquired intangible assets.

Exposure to Natural Disasters, War, and Terrorism

The Company’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for the Company’s services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt the Company’s business should its ability to distribute products be impacted by such an event.

The Company operates in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. The Company’s business could be adversely affected should its ability to distribute products be impacted by such events.

The Company and many of its suppliers receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease or epidemic that may disrupt the Company’s ability to receive or deliver products or other disruptions in operations.

Dependence on Independent Shipping Companies

The Company relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on the Company’s business. The Company may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that Tech Data will be able to pass along the full effect of an increase in these surcharges to its customers.

Labor Strikes

The Company’s labor force is currently non-union with the exception of employees of certain European and Latin American subsidiaries, which are subject to collective bargaining or similar arrangements. The Company does business in certain foreign countries where labor disruption is more common than is experienced in the United States and some of the freight carriers used by the Company are unionized. A labor strike by a group of the Company’s employees, one of the Company’s freight carriers, one of its vendors, a general strike by civil service employees, or a governmental shutdown could have an adverse effect on the Company’s business. Many of the products the Company sells are manufactured in countries other than the countries in which the Company’s logistics centers are located. The inability to receive products into the logistics centers because of government action or labor disputes at critical ports of entry may have a material adverse effect on the Company’s business.

Risk of Declines in Inventory Value

The Company is subject to the risk that the value of its inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of most of the Company’s vendors to protect distributors from the loss in value of inventory due to technological change or the vendors’ price reductions. Some vendors, however, may be unwilling or unable to pay the Company for price protection claims or products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect the Company, or that the Company will be able to successfully manage its existing and future inventories.

Product Availability

The Company is dependent upon the supply of products available from its vendors. The industry is characterized by periods of severe product shortages due to vendors’ difficulties in projecting demand for certain products distributed by the Company. When such product shortages occur, the Company typically receives an allocation of product from the vendor. There can be no assurance that vendors will be able to maintain an adequate supply of products to fulfill all of the Company’s customer orders on a timely basis. Failure to obtain adequate product supplies could have an adverse effect on the Company’s business.

Vendor Terms and Conditions

The Company relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and percentage increases in sales, and are subject to changes by the vendors. Additionally, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in supplier terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

The Company receives a significant percentage of revenues from products it purchases from relatively few manufacturers. As has historically been the case, a manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. The Company’s gross margins could be materially and negatively impacted if the Company is unable to pass through the impact of these changes to the Company’s customers or cannot develop systems to manage ongoing supplier programs. In addition, the Company’s standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company’s key vendors, a change in their strategy (such as increasing direct sales), the merging of significant manufacturers, or significant changes in terms on their products may adversely effect the Company’s business.

Loss of Significant Customers

Customers do not have an obligation to make purchases from the Company. In some cases, the Company has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs of a significant customer. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s receipt of revenues may be significantly affected, resulting in an adverse effect on the Company’s business.

Customer Credit Exposure

The Company sells its products to a large customer base of value-added resellers, direct marketers, retailers and corporate resellers. The Company finances a significant portion of such sales through trade credit. As a result, the Company’s business could be adversely affected in the event of a deterioration of the financial condition of its customers, resulting in the customers’ inability to repay the Company. This risk may increase if there is a general economic downturn affecting a large number of the Company’s customers and in the event the Company’s customers do not adequately manage their business or properly disclose their financial condition.

Need for Liquidity and Capital Resources; Fluctuations in Interest Rates

The Company’s business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from its vendors, proceeds from public offerings of its common stock and proceeds from debt offerings to satisfy its capital needs and finance growth. The Company utilizes various financing instruments such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business.

Foreign Currency Exchange Risks; Exposure to Foreign Markets

The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on the Company’s business. In particular, the value of the Company’s equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company initially invested in the country.

The Company’s international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. There can be no assurance that these and other factors will not have an adverse effect on the Company’s business.

Potential Asset Impairments from Declines in Operating Performance

The Company assesses potential impairments to long-lived assets, including property and equipment, certain deferred tax assets, certain intangible assets and other long-lived assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. The Company assesses potential impairments to indefinite-lived intangible assets, including goodwill and deferred tax assets, at least annually and more frequently if current events and circumstances indicate a possible impairment. The Company’s operations in the EMEA region have been considerably more challenging as a result of somewhat weaker demand in certain countries in Europe and slowing IT demand. As a result, the Company has launched a formal restructuring program for the EMEA region. Should the operating performance in EMEA not improve, the Company may be required to recognize an impairment charge related to its long-lived and/or indefinite-lived assets. A significant impairment loss could have a material adverse effect on the Company’s operating results for the period during which the impairment is recorded.

Changes in Income Tax and Other Regulatory Legislation

The Company operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, the Company may need to implement changes in its policies or structure.

In addition, recent legislation requires all member states of the European Union to adopt the European Directive 2002/96/EC regarding Waste in Electrical and Electronic Equipment (“WEEE Directive”) and 2002/95/EC regarding restrictions of the use of certain hazardous substances in electrical and electronic equipment (“RoHS Directive”) into national law. The manner and timing of adoption of these laws may impact the Company as it remains unclear to what extent the Company will be deemed a producer subject to compliance with these regulations and the financial costs and guarantees thereby required.

The Company makes plans for its structure and operations based upon existing laws and anticipated future changes in the law. The Company is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade, accounting, and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on the Company’s business.

Changes in Accounting Rules

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced.

Volatility of Common Stock Price

Because of the foregoing factors, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company’s participation in a highly dynamic industry often results in significant volatility of the common stock price. Some of the factors that may affect the market price of the common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, and fluctuations in the overall stock market, but particularly in the technology sector.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2006, we operated a total of 28 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 13, and EMEA – 15.

As of January 31, 2006, we leased or owned approximately seven million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate material difficulty in renewing our leases as they expire or securing replacement facilities.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended January 31, 2006.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ Stock Market, Inc. As of February 28, 2006, there were 405 holders of record. We believe that there are approximately 43,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2006
Fourth quarter	$42.10	$34.21
Third quarter	39.50	33.80
Second quarter	39.11	33.04
First quarter	43.56	33.82

	High	Low
Fiscal year 2005
Fourth quarter	$46.00	$39.90
Third quarter	40.50	33.82
Second quarter	41.13	32.60
First quarter	42.80	33.41

Equity Compensation and Stock Purchase Plan Information

The number of shares issuable upon exercise of outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and stock purchase plans as of January 31, 2006 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	5,680,989	$34.97	1,408,068
Employee stock purchase	—	—	612,995
Non-employee directors’ equity compensation	102,500	34.80	—

Total	5,783,489	34.96	2,021,063
Employee equity compensation plan not approved by shareholders(1)	1,408,714	36.99	758,014

Total	7,192,203	35.36	2,779,077

(1)	The 2000 Non-Qualified Stock Option Plan of Tech Data Corporation was included as an exhibit to our Registration Statement on Form S-8 (file no. 333-59198) filed on April 19, 2001, under which underlying shares of our common stock were registered. This exhibit is incorporated by reference. On March 29, 2006, the Board of Directors passed a resolution that prohibits the Company from issuing any future grants from this plan.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (increased to $200.0 million in November 2005). The share repurchases are made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended January 31, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
November 1 – November 30, 2005	$—	$—	$—
December 1 – December 31, 2005	200,000	40.08	200,000
January 1 – January 31, 2006 (1)	361,146	40.48	296,001

Total	$561,146	$40.34	$496,001	$80,000,000

(1)	Included in the January 2006 activity are 65,145 shares purchased in the open market, outside of the share repurchase program, at an average price per share of $40.44.

ITEM 6. Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data. In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, management made the decision to sell the EMEA Training Business (the “Training Business”). The results of operations of the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax”, for all periods presented below. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company. This information should be read in conjunction with the MD&A and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2006	2005	2004(1)	2003	2002
Income statement data:
Net sales	$20,482,851	$19,730,917	$17,358,525	$15,738,945	$17,197,511
Cost of products sold	19,460,332	18,667,184	16,414,773	14,907,187	16,269,481

Gross profit	1,022,519	1,063,733	943,752	831,758	928,030
Selling, general and administrative expenses	828,278	832,178	771,786	612,728	677,914
Restructuring charges(2)	30,946	—	—	—	—
Special charges(3)	—	—	3,065	328,872	27,000

Operating income (loss)	163,295	231,555	168,901	(109,842)	223,116
Loss on disposition of subsidiaries, net	—	—	—	5,745	—
Discount on sale of accounts receivable	5,503	—	—	—	—
Interest expense, net	23,996	22,867	16,566	24,045	55,419
Net foreign currency exchange loss (gain)	1,816	(2,959)	(1,893)	(6,942)	(143)

Income (loss) from continuing operations before income taxes	131,980	211,647	154,228	(132,690)	167,840
Provision for income taxes(4)	109,013	52,025	47,040	67,128	57,063

Income (loss) from continuing operations	22,967	159,622	107,188	(199,818)	110,777
Income (loss) from discontinued operations, net of tax	3,619	2,838	(3,041)	—	—

Net income (loss)	$26,586	$162,460	$104,147	$(199,818)	$110,777

Income (loss) per common share - basic:
Continuing operations	$0.40	$2.74	$1.88	$(3.55)	$2.04
Discontinued operations	0.06	0.05	(0.05)	—	—

Net income (loss) per common share – basic	$0.46	$2.79	$1.83	$(3.55)	$2.04

Income (loss) per common share - diluted:
Continuing operations	$0.39	$2.69	$1.86	$(3.55)	$1.98
Discontinued operations	0.06	0.05	(0.05)	—	—

Net income (loss) per common share - diluted	$0.45	$2.74	$1.81	$(3.55)	$1.98

Weighted average common shares outstanding:
Basic	57,749	58,176	56,838	56,256	54,407

Diluted	58,414	59,193	57,501	56,256	60,963

Dividends per common share	—	—	—	—	—

	Year ended January 31,
	2006	2005	2004(1)	2003	2002
Balance sheet data:
Working capital	$1,392,108	$1,488,617	$1,525,432	$1,399,283	$1,390,657
Total assets	4,404,634	4,557,736	4,167,886	3,248,018	3,458,330
Revolving credit loans	235,088	68,343	80,221	188,309	86,046
Current portion of long-term debt	1,605	291,625	9,258	1,403	1,092
Long-term debt	14,378	17,215	307,934	314,498	612,335
Other long-term liabilities	38,598	45,178	46,591	16,155	4,737
Shareholders’ equity	1,760,307	1,927,471	1,658,489	1,338,530	1,259,933

(1)	See Item 7 - MD&A for effects of Azlan acquisition and adoption of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.”
(2)	See Note 6 of Notes to Consolidated Financial Statements for discussion of restructuring costs incurred in fiscal year 2006.
(3)	See Note 14 of Notes to Consolidated Financial Statements for discussion of special charges incurred in fiscal year 2004. A special charge of $328.9 million was recorded in fiscal year 2003 for the impairment of goodwill. The special charges of $27.0 million incurred in fiscal year 2002 related to a $14.3 million write-off of inventory management software, a $5.8 million write-off related to a variety of small software enhancements and tools that were no longer being used, a $5.4 million impairment charge on equity investments and a $1.5 million charge associated with the development of a new logistics center in Germany which was postponed indefinitely.
(4)	See Note 9 of Notes to Consolidated Financial Statements for discussion of a $56.0 million increase to the deferred tax asset valuation allowance in fiscal 2006 and the reversal of $11.5 million of previously accrued income taxes in fiscal 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2006 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	competition

•	narrow profit margins

•	dependence on information systems

•	restructuring activities

•	acquisitions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	potential asset impairments from declines in operating performance

•	changes in income tax and other regulatory legislation

•	changes in accounting rules

•	volatility of common stock price

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

Our strategy is to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, we made the decision to sell the EMEA Training Business (the “Training Business”). In March 2006, we closed the sale of the Training Business to a third-party for total cash consideration of $16.5 million and $0.5 million of additional consideration which is contingent upon the satisfaction of certain post-closing conditions. Our results of operations for the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax” in our Consolidated Statement of Operations for all periods presented. The reclassification of the Training Business had the effect of reducing previously reported gross margin and SG&A as a percentage of sales by approximately .20% to .23% of consolidated net sales for all periods restated. The impact on previously reported operating margin was relatively insignificant. The assets and liabilities of the Training Business have not been reclassified in our January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at January 31, 2006 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 12%.

Our business continues to perform well in the Americas; however, we have been disappointed with our results in EMEA. In May 2005, in response to a weaker demand environment in EMEA, we announced a formal restructuring program for our EMEA operations (further discussed below). We believe our challenges in the EMEA region over the last several quarters are the result of a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, the diverted focus of our management team in the region. Specifically, the combined effect of the completion of the final phases of our comprehensive IT systems upgrade and harmonization project, further integration of our Azlan operations and, most recently, the implementation of our EMEA restructuring program, diverted the focus of our management team in the region from executing appropriate pricing, purchasing and sales management practices.

We are beginning to see the benefits from our actions to restructure and optimize our operations in the EMEA region. These actions have included: engaging external consultants to provide a fresh perspective and detailed recommendations, such as the implementation of a new, simplified EMEA management organizational structure; assigning dedicated resources across the region to improve our pricing, purchasing and sales management practices; and implementing our restructuring program. In addition, both the Azlan integration and our IT systems upgrade and harmonization project were substantially complete at the end of fiscal 2006, which is expected to alleviate further diversion of management resources to these initiatives.

With respect to our restructuring program, we have recorded charges for workforce reductions and the optimization of facilities and systems. Excluding external consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 million to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. We expect initiatives related to the restructuring program to generate annualized savings in the same range. Through January 31, 2006, the Company has incurred $30.9 million related to the restructuring program, comprised of approximately $18.9 million related to workforce reductions and approximately $12.0 million for facility costs. The remaining charges are expected to be incurred over the next three quarters with all U.S. dollar amounts being approximated using an exchange rate of .837 euros per U.S. dollar. Costs related to the restructuring program have been funded by operating cash flows and our credit facilities. Costs recorded in each quarter may vary depending upon the timing of certain actions. The costs related to this restructuring program, other than the external consulting costs, are reflected within the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. In addition, during the nine months ended January 31, 2006, the Company incurred approximately $9.6 million of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. The Company expects to continue to incur external consulting costs related to the restructuring program in fiscal 2007. These consulting costs, along with the costs of internal personnel dedicated to the implementation of the restructuring program and other incremental costs indirectly related to the restructuring program, will partially offset the savings we expect to realize from the EMEA restructuring program during fiscal year 2007 (see further discussion below and in Note 6 of Notes to Consolidated Financial Statements for related discussion of our restructuring program).

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 5% of our net sales; (3) the value and adequacy of collateral received from customers, if any and 4) our historical loss experience. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results.

Inventory

We value our inventory at the lower of its cost or market value, with cost being determined on the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results.

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded as a reduction of inventory upon receipt of funds and as a reduction of cost of products sold as the related inventory is sold. Incentives received from vendors for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any reimbursement in excess of the related cost is recorded in the same manner as unrestricted volume rebates, as discussed above.

Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. Should amounts recorded as outstanding receivables from vendors be uncollectible, additional allowances may be required which could have an adverse effect on our consolidated financial results.

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, estimating the net present value of the projected cash flows of our reporting units. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including, the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made to income tax expense, thereby reducing net income in the period such determination was made. However, the recognition of any future tax benefit resulting from the reduction of the $6.3 million valuation allowance associated with the purchase of Azlan would be recorded as a reduction of goodwill.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters such as imports and exports, the imposition of international governmental controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements and Legislation

See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements and legislation.

Results of Operations

Except for the section relating to discontinued operations, the Results of Operations discussion below relates only to continuing operations.

The following tables set forth our net sales and operating income, by geographic region for the years ended January 31, 2006, 2005 and 2004:

	2006	% of net sales	2005	% of net sales	2004	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$9,464,667	46.21%	$8,482,512	42.99%	$7,839,425	45.16%
EMEA	11,018,184	53.79	11,248,405	57.01	9,519,100	54.84

Worldwide	$20,482,851	100.00%	$19,730,917	100.00%	$17,358,525	100.00%

	2006	2005	2004
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	11.6%	8.2%	(6.0)%
EMEA (US$)	(2.0)%	18.2%	28.6%
EMEA (Euro)	(0.6)%	9.0%	7.1%
Worldwide (US$)	3.8%	13.7%	10.3%

	2006	% of net sales	2005	% of net sales	2004	% of net sales
Operating income ($ in thousands):
Americas	$154,839	1.64%	$140,690	1.66%	$120,413	1.54%
EMEA	8,456	0.08%	90,865	0.81%	48,488	0.51%

Worldwide	$163,295	0.80%	$231,555	1.17%	$168,901	0.97%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from HP generated 27%, 28% and 32% of our net sales in fiscal 2006, 2005 and 2004, respectively. There were no other manufacturers or publishers that accounted for 10% or more of our net sales in the past three years.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for each of the three most recent fiscal years:

	2006	2005	2004
Net sales	100.00%	100.00%	100.00%
Cost of products sold	95.01	94.61	94.56

Gross profit	4.99	5.39	5.44
Selling, general and administrative expenses	4.04	4.22	4.45
Restructuring charges	0.15	—	—
Special charges	—	—	0.02

Operating income	0.80	1.17	0.97
Interest expense	0.16	0.14	0.13
Discount on sale of accounts receivable	0.03	—	—
Interest income	(0.04)	(0.03)	(0.04)
Net foreign currency exchange loss (gain)	0.01	(0.01)	(0.01)

Income from continuing operations before income taxes	0.64	1.07	0.89
Provision for income taxes	0.53	0.27	0.27

Income from continuing operations	0.11	0.80	0.62
Income (loss) from discontinued operations, net of tax	0.02	0.02	(0.02)

Net income	0.13%	0.82%	0.60%

Net Sales

Our consolidated net sales were approximately $20.5 billion during fiscal 2006, an increase of 3.8% when compared to fiscal 2005. On a regional basis, during fiscal 2006, net sales in the Americas increased by 11.6% over fiscal 2005 and decreased by 2.0% in EMEA (decrease of 0.6% on a euro basis). Our performance in the Americas is primarily due to stronger sales to direct marketers and retailers and a general improvement in demand for IT products and services compared to the prior year, somewhat offset by declining average selling prices of many products we sell. As previously discussed in this MD&A, our performance in EMEA can be attributed to a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures resulting in declining average selling prices and, most notably, the diverted focus of our management team in the region.

During fiscal 2005, we saw our consolidated net sales grow to $19.7 billion, a 13.7% increase over fiscal 2004. This growth can be attributed to strong demand in both the Americas and EMEA. Our performance within EMEA was further enhanced by the strengthening of the euro versus the U.S. dollar, which contributed approximately half of the 18.2% sales growth we reported in the region. Our sales growth in EMEA was also positively impacted in fiscal 2005 from the inclusion of twelve months of operations of Azlan compared to including only ten months of operations in fiscal 2004. Azlan, one of the leading European distributors of networking and communications equipment, was acquired by Tech Data in March 2003. Our legacy operations (i.e., excluding Azlan) in EMEA also experienced sales growth in the high single digits, reflecting the strong demand for IT products during the fiscal year.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2006 was 4.99%, a decrease from 5.39% in fiscal 2005. The decrease in gross margin is primarily attributable to the highly competitive pricing environment and operational challenges in our EMEA operations, as discussed above, and to a much lesser extent, changes in customer and product mix in both EMEA and the Americas. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Gross margin during fiscal 2005 was 5.39%, compared to 5.44% in fiscal 2004. This decrease is the result of the highly competitive pricing environment in both the Americas and EMEA, partially offset by the effect of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF Issue No. 02-16”). EITF Issue No. 02-16 requires, under certain circumstances, consideration received from vendors be treated as a reduction of cost of goods sold and not as a reduction of selling, general and administrative expenses. EITF Issue No. 02-16 further requires the recognition of such consideration be deferred until the related inventory is sold. As the guidance was applicable only to vendor arrangements entered into or modified subsequent to December 31, 2002, it was effective for all vendor arrangements throughout fiscal 2005; however, it had only a partial impact during fiscal 2004. As a result, gross margin in fiscal 2005 included 45 basis points of vendor consideration reclassified from selling, general and administrative expenses compared to 26 basis points being reclassified in fiscal 2004.

In addition to the impact of EITF Issue No. 02-16, the inclusion of a full twelve months of Azlan’s results (which generates higher gross margins than our “legacy” operations) in fiscal 2005 compared to ten months in fiscal 2004 also positively affected our gross margin comparisons on a year-over-year basis; however this impact was far less than the impact of EITF Issue No. 02-16.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.04% in fiscal 2006, compared to 4.22% in fiscal 2005. The decrease in SG&A as a percentage of net sales in fiscal 2006 is the result of continuing cost savings initiatives and improvements in productivity, particularly in EMEA, where we are beginning to realize the benefits associated with our restructuring efforts. Also contributing to our decrease in SG&A is a reduction in credit costs due to favorable credit experience and the positive resolution of contingencies associated with certain customer accounts. We strive to continuously improve our business model through our constant monitoring of costs, including tight budgetary controls and productivity reviews. These productivity reviews result in a variable cost model with an ability to better respond to changes in market demand compared to those companies with high fixed costs.

In absolute dollars, worldwide SG&A decreased by $3.9 million in fiscal 2006 compared to fiscal 2005. The decrease in fiscal 2006 is primarily due to the benefits realized from the restructuring program and the decrease in credit costs, partially offset by $9.6 million of external consulting costs incurred related to our EMEA restructuring program, an increase in labor costs in the Americas to support the additional sales and, to a lesser extent, a stronger U.S. dollar versus the euro in fiscal 2006 compared to fiscal 2005.

SG&A as a percentage of net sales decreased to 4.22% in fiscal 2005, compared to 4.45% in fiscal 2004. This decrease is the result of continuing costs savings initiatives and improvements in productivity, offset in part by the effects of EITF Issue No. 02-16. In absolute dollars, SG&A increased by $60.4 million in fiscal 2005 compared to fiscal 2004. This increase is attributable to the continued strengthening of the euro against the U.S. dollar and the implementation of EITF Issue No. 02-16, as discussed above. Excluding these factors, SG&A actually declined in fiscal 2005 compared to fiscal 2004 as a result of our tight budgetary controls and productivity reviews.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, we continue to record charges for workforce reductions and the optimization of facilities and systems. For the year ended January 31, 2006, we incurred $30.9 million related to the restructuring program, comprised of approximately $18.9 million related to workforce reductions and approximately $12.0 million for facility costs.

Special Charges

During fiscal 2004, we incurred special charges of $3.1 million, or .02% of net sales, related to the closure of our education business in the United States and the restructuring of this business to a more variable cost-based, outsourced model. These charges primarily include costs associated with employee severance, facility lease terminations and the write-off of fixed assets associated with the business.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 10.4% to $31.4 million in fiscal 2006 compared to $28.5 million in the prior year. The increase in interest expense during fiscal 2006 is primarily due to additional working capital requirements resulting from higher sales volume and an increase in our average short-term borrowing rate compared to the prior fiscal year. Interest income increased 32.5% to $7.4 million in fiscal 2006 from $5.6 million in the prior year. The increase in interest income during fiscal 2006 compared to fiscal 2005 is primarily attributable to higher interest rates earned on short-term cash investments compared to the prior fiscal year.

Discounts on the sale of accounts receivable totaled $5.5 million in fiscal 2006. The discount is associated with the accounts receivable purchase facility agreements executed in fiscal 2006 (see further discussion below in this MD&A and in Note 3 of Notes to Consolidated Financial Statements).

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

We realized a net foreign currency exchange loss of $1.8 million during fiscal 2006 and net foreign currency exchange gains of $3.0 million and $1.9 million during fiscal years 2005 and 2004, respectively. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was 82.6% in fiscal 2006 and 24.6% in fiscal 2005. The increase in the effective tax rate during fiscal 2006 is primarily the result of a $56.0 million increase in the deferred tax valuation allowance on deferred tax assets recorded during the second quarter of fiscal 2006 related to deferred tax assets for specific jurisdictions in EMEA, primarily Germany. While we believe the restructuring efforts will improve the operating performance within our German operations, we have determined this charge to be appropriate due to cumulative losses expected to be realized through the current fiscal year, after considering the effect of implementing prudent and feasible tax planning strategies. In the future, to the extent we generate consistent taxable income within those operations currently requiring the valuation allowance, we may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations. Excluding the effect of the deferred tax asset valuation allowance, our effective tax rate for continuing operations would have approximated 40.2% for fiscal 2006. The increase in the tax rate from 30.0% in fiscal 2005 (adjusted for the reversal of previously accrued income taxes as discussed below) to 40.2% in fiscal 2006 was primarily the result of annual losses incurred in certain tax jurisdictions where we are not able to record a tax benefit. On an absolute dollar basis, the provision for income taxes increased 109.5% to $109.0 million in fiscal 2006 as compared to $52.0 million in fiscal 2005 primarily as a result of the factors discussed above.

Our effective tax rate for continuing operations was 24.6% in fiscal 2005 compared to 30.5% in fiscal 2004. The decrease in the effective tax rate is primarily attributable to the reversal of previously accrued income taxes of $11.5 million due to the favorable resolution of various income tax examinations during the fourth quarter of fiscal 2005. Excluding the reversal of previously accrued income taxes, our effective tax rate for continuing operations would have approximated 30.0% during fiscal 2005. On an absolute dollar basis, the provision for income taxes increased 10.6% to $52.0 million in fiscal 2005 as compared to $47.0 million in fiscal 2004, primarily due to an increase in our taxable income and the factors discussed above.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reasons discussed above, as well as tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At January 31, 2006, we believe we have appropriately accrued for probable income tax exposures. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate in a financial reporting period could be materially affected.

Income (Loss) from Discontinued Operations, Net of Tax

Results of operations for the Training Business have been reclassified and presented as income (loss) from discontinued operations, net of tax, within the Consolidated Statement of Operations for all periods presented. We realized income from discontinued operations, net of tax, of $3.6 million and $2.8 million in fiscal 2006 and 2005, respectively, and a loss from discontinued operations, net of tax, of $3.0 million in fiscal 2004.

Impact of Inflation

We have not been adversely affected by inflation. Management believes that most price increases could be passed on to our customers, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our customers.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included a reduction of demand in EMEA during our second and third fiscal quarters followed by an increase in EMEA demand during our fiscal fourth quarter. Given that a significant portion of our revenues are derived from EMEA, the worldwide results closely follow the seasonality trends in EMEA. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact our business, financial condition, or results of operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure, which includes both continuing and discontinued operations for all periods presented. The absence of cash flows from discontinued operations is not expected to affect the Company’s future liquidity.

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the years ended January 31, 2006, 2005 and 2004 (in thousands):

	Years ended January 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$257,439	$106,945	$303,234
Investing activities	(51,583)	(38,645)	(251,518)
Financing activities	(235,438)	12,200	(110,708)
Effect of exchange rate changes on cash and cash equivalents	(8,809)	5,755	10,602

Net increase (decrease) in cash and cash equivalents	$(38,391)	$86,255	$(48,390)

Net cash provided by operating activities increased in fiscal 2006 as compared to fiscal 2005 due primarily to the timing of payments to vendors. We have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved by approximately 6% to 29 days at the end of fiscal 2006 compared to 31 days at the end of fiscal 2005, resulting from improved management of our worldwide cash conversion cycle. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 25% at the end of fiscal 2006, meaning our accounts payable balances exceeded our inventory balances by 25%. This compares to negative owned inventory of 18% at the end of fiscal 2005.

Net cash provided by operating activities decreased in fiscal 2005 as compared to fiscal 2004 due primarily to the timing of payments to vendors, offset in part by increased earnings over the prior year (especially within our EMEA segment). Our net cash days improved by approximately 6% to 31 days at the end of fiscal 2005 compared to 33 days at the end of fiscal 2004, resulting from improved management of our worldwide cash conversion cycle. Our owned inventory level was a negative 18% at the end of fiscal 2005 compared to negative owned inventory of 24% at the end of fiscal 2004.

The following table presents the components of Tech Data’s cash conversion cycle, in days, as of January 31, 2006, 2005 and 2004:

	As of January 31,
	2006	2005	2004
Days of sales outstanding	36	36	39
Days of supply in inventory	26	25	26
Days of purchases outstanding	(33)	(30)	(32)

Cash conversion cycle (days)	29	31	33

Net cash used in investing activities of $51.6 million during fiscal 2006 was primarily attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $60.0 million during fiscal 2007 for equipment and machinery in our logistics centers, office facilities and IT systems. While we believe we will realize increased operating efficiencies as a result of these investments, unforeseen circumstances or complexities could have an adverse impact on our business.

Net cash used in investing activities of $38.6 million during fiscal 2005 was attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by the proceeds from the sale of one of the facilities at our headquarters campus in Clearwater, Florida.

Net cash used in financing activities of $235.4 million during fiscal 2006 reflects the $290.0 million repayment of our convertible subordinated debentures, $1.6 million of payments on other long-term debt and $127.0 million for the repurchase of 3,443,131 shares of our common stock, partially offset by net borrowings on our revolving credit lines of $166.5 million and $16.7 million in proceeds received for the issuance of common stock related to our stock option exercises and purchases made through our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities of $12.2 million during fiscal 2005 reflects $32.7 million in proceeds from stock option exercises and purchases made through our ESPP, partially offset by net repayments on our revolving credit lines and long-term debt of $20.5 million.

As of January 31, 2006, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks, which expires in August 2006. We pay interest (average rate of 4.72% at January 31, 2006) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency

Revolving Credit Facility with a syndicate of banks that expires in March 2010. We pay interest (average rate of 5.50% at January 31, 2006) under this facility at the applicable euro rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $674.7 million at January 31, 2006 (average interest rate was 3.49% at January 31, 2006).

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $235.1 million was outstanding at January 31, 2006. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio, and a tangible net worth requirement. At January 31, 2006, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of January 31, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $1.1 billion.

At January 31, 2006, we had issued standby letters of credit of $22.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

In December 2001, we issued $290.0 million of convertible subordinated debentures due 2021. The debentures bore interest at 2% per year and were convertible into our common stock, if the market price of the common stock exceeded a specified percentage of the conversion price per share of common stock. Holders had the option to require us to repurchase the debentures on specified anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. We had the option to satisfy such repurchases in either cash and/or our common stock, provided that shares of common stock reached a certain fair market value. The debentures were redeemable in whole or in part for cash at our option at any time on or after December 20, 2005. Additionally, the debentures were subordinated in right of payment to all of our senior indebtedness were effectively subordinated to all indebtedness and other liabilities of our subsidiaries.

In December 2004, we completed an Exchange Offer whereby approximately 99.3% of our then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). The New Notes had substantially identical terms to the previously outstanding Old Notes. As the holders of both the New Notes and the Old Notes had the option to require us to repurchase the debentures on certain dates, beginning with December 15, 2005, we classified the debentures as a current liability at January 31, 2005.

In accordance with the debenture agreement, on December 15, 2005, the debenture holders of the New Notes exercised their option to require the Company to repurchase the debentures. We repurchased the New Notes using cash and existing credit lines. In addition, prior to January 31, 2006, we also repurchased the Old Notes using cash and existing credit lines.

In August 2000, we filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2006, we have not issued any debt or equity securities under this registration statement, nor can any assurances be given that we will issue any debt or equity securities under this registration statement in the future.

Our debt to capital ratio was 12% at January 31, 2006. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Contractual Obligations

Principal maturities of long-term debt, comprised exclusively of capital leases, at January 31, 2006 and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follow (in thousands):

	Operating leases	Capital leases	Total
Fiscal year:
2007	$62,493	$2,520	$65,013
2008	54,841	2,520	57,361
2009	44,846	1,751	46,597
2010	37,383	1,597	38,980
2011	29,450	1,597	31,047
Thereafter	68,728	9,768	78,496

Total payments	297,741	19,753	317,494
Less amounts representing interest	—	(3,770)	(3,770)

Total principal payments	$297,741	$15,983	$313,724

Fair value renewal and purchase options and escalation clauses exist for a substantial portion of the operating leases included above. Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Tech Data and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

On July 31, 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value”). At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. We pay interest on the Restructured Lease at LIBOR plus an agreed-upon margin. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed above and in Note 7 of Notes to Consolidated Financial Statements. The amount funded under the Restructured Lease (approximately $136.7 million at January 31, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of January 31, 2006, we were in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at January 31, 2006 was approximately $20.9 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Restructured Lease has been accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 requires us to evaluate whether an entity with which we are involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of this synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Trade Receivables Purchase Facility Agreements

During fiscal 2006, we entered into revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $346.0 million at January 31, 2006, based on the foreign currency exchange rate at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, of which $200.0 million expires in May 2006 and $146.0 million does not have an expiration date, require that we continue to service, administer and collect the sold accounts receivable. During the year ended January 31, 2006, we received gross proceeds of $796.1 million from the sale of the Receivables and recognized related discounts totaling $5.5 million. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2006 and 2005, the aggregate amount of guarantees under these arrangements totaled approximately $7.0 million and $9.7 million, respectively, of which approximately $2.9 million and $5.3 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. We also provide residual value guarantees related to our Restructured Lease which have been recorded at the estimated fair value of the residual value guarantees.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in EMEA vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card and cash on delivery basis. In addition, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers.

ITEM 7A. Qualitative and Quantitative Disclosures About Market Risk

As a large global organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, we do not enter into foreign currency derivative instruments for speculative or trading purposes. Our primary exposure relates to transactions in EMEA, where the currency collected from customers can be different from the currency used to purchase the product. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes.

Foreign exchange risk is managed by using foreign currency forward, option and swap contracts to hedge both intercompany and third party a) loans, b) accounts receivable and c) accounts payable.

We have elected not to designate our foreign currency contracts as hedging instruments, and they are therefore marked-to-market with changes in their value recorded in the income statement each period. The underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Norwegian krone, Polish zloty, Swedish krona and Swiss franc.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 31, 2006 and 2005. The information is provided in U.S. dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

Foreign Currency Contracts

Notional Amounts by Expected Maturity

Average Forward Foreign Currency Exchange Rate

(Dollar amounts in millions, except weighted average contract rates)

	January 31, 2006			January 31, 2005
	Notional amount	Weighted average contract rate	Estimated fair market value	Notional amount	Weighted average contract rate	Estimated fair market value
United States Dollar Functional Currency
Forward Contracts— Purchase United States Dollar
Euro	$33.63	1.215	$(0.09)	$103.67	1.319	$1.42
Swiss Franc	3.17	1.276	(0.01)	2.93	1.181	0.01
Norweigan Krone	2.20	6.629	—	5.04	6.585	(0.16)
Danish Krone	5.71	6.161	(0.03)	4.42	5.658	0.04
British Pound	42.08	1.768	(0.36)	33.59	1.874	0.26
Swedish Krona	2.63	7.636	(0.02)	—	—	—
Miscellaneous other currencies	0.65	—	—	1.07	—	—
Forward Contracts— Sell United States Dollar
Euro	$21.60	1.199	$0.46	$22.00	1.314	$(0.19)
Danish Krone	—	—	—	1.80	5.693	—
Miscellaneous other currencies	1.26	—	0.01	—	—	—
Euro Functional Currency
Forward Contracts— Purchase Euro
United States Dollar	$118.70	1.217	$0.13	$39.13	1.314	$(0.30)
Czech Koruna	16.09	28.775	(0.20)	10.07	30.394	(0.10)
Swedish Krona	148.98	9.234	0.05	131.27	9.059	0.69
Swiss Franc	47.12	1.554	(0.08)	34.65	1.545	0.02
Danish Krone	21.60	7.463	—	21.07	7.444	(0.01)
Canadian Dollar	35.68	1.394	(0.17)	30.25	1.618	(0.01)
Polish Zloty	26.39	3.832	(0.06)	9.04	4.079	(0.03)
Norwegian Krone	7.60	8.131	(0.04)	—	—	—
Forward Contracts— Sell Euro
United States Dollar	$185.39	1.215	$(0.48)	$110.30	1.309	$0.48
British Pound	—	—	—	45.08	1.451	(0.25)
Czech Koruna	—	—	—	3.04	30.200	0.01
Danish Krone	—	—	—	—	—	—
Swedish Krona	5.14	9.300	0.03	—	—	—
Miscellaneous other currencies	—	—	—	0.84	—	—
Forward Contracts— Purchase Swedish Krona
Norwegian Krone	$1.72	1.149	$0.01	$—	—	$—
Forward Contracts— Sell Swedish Krona
United States Dollar	$3.94	7.668	$(0.04)	$—	—	$—
Forward Contracts— Purchase British Pound
United States Dollar	$—	—	$—	$1.01	1.872	$0.01

	January 31, 2006			January 31, 2005
	Notional amount	Weighted average contract rate	Estimated fair market value	Notional amount	Weighted average contract rate	Estimated fair market value
Other Miscellaneous Functional Currencies
Forward Contracts—Purchase United States Dollar
Canadian Dollar	$9.45	1.149	$(0.08)	$12.50	1.228	$0.11
Swiss Franc	1.10	1.268	0.01	1.40	1.176	0.01
Chilean Peso	5.80	527.991	(0.05)	4.72	575.930	0.05
Polish Zloty	9.28	3.183	(0.13)	12.50	3.095	0.08
Czech Koruna	1.69	23.381	(0.01)	—	—	—
Swedish Krona	3.90	7.677	(0.05)	—	—	—
Miscellaneous other currencies	—	—	—	0.20	—	—
Forward Contracts—Purchase Euro
British Pound	$—	—	$—	$4.57	1.436	$(0.02)
Swiss Franc	7.43	1.547	0.02	8.74	1.531	0.10
Polish Zloty	13.56	3.840	(0.06)	8.57	4.089	(0.06)
Miscellaneous other currencies	0.65	—	—	—	—	—
Forward Contracts—Sell Euro
Swiss Franc	$—	—	$—	$2.48	1.539	$(0.02)
Polish Zloty	17.31	3.839	0.07	—	—	—
Swedish Krona	5.11	9.300	0.03	—	—	—
Forward Contracts—Sell United States Dollar
Swiss Franc	$0.56	1.273	$—	$1.00	1.187	$—
Swiss Franc	8.70	3.146	0.02	—	—	—
Forward Contracts—Sell Norwegian Krone
Swedish Krona	$2.21	1.150	$0.01	$—	—	$—

We are exposed to changes in interest rates primarily as a result of our short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2006 and 2005, approximately 6% and 82%, respectively, of the outstanding debt had fixed interest rates. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities, to finance working capital needs.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Fair value for these instruments was determined based on third-party valuations. All amounts are stated in U.S. dollar equivalents.

Debt and Interest Rate Contracts as of January 31, 2006

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,						Fair market value January 31, 2006
	2007	2008	2009	2010	Thereafter	Total
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—revolving credit
Variable rate debt	$126.6	—	—	—	—	$126.6	$126.6
Average interest rate	4.76%	—	—	—	—

Euro Functional Currency
Liabilities
Euro denominated debt—revolving credit
Variable rate debt	$82.0	—	—	—	—	$82.0	$82.0
Average interest rate	3.13%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.6	$1.7	$1.0	$1.0	$10.7	$16.0	$16.0
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%

Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—revolving credit
Variable rate debt	$26.5	—	—	—	—	$26.5	$26.5
Average interest rate	5.72%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2005

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,						Fair market value January 31, 2005
	2006	2007	2008	2009	Thereafter	Total
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—revolving credit
Variable rate debt	$1.4	—	—	—	—	$1.4	$1.4
Average interest rate	3.09%	—	—	—	—
U.S. dollar denominated long-term debt (including current portion)
Fixed rate debt	$290.0	—	—	—	—	$290.0	$290.4
Average interest rate	2.00%	—	—	—	—
Euro Functional Currency
Liabilities
Euro denominated debt—revolving credit
Variable rate debt	$56.5	—	—	—	—	$56.5	$56.5
Average interest rate	2.55%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.6	$1.7	$1.8	$1.1	$12.5	$18.8	$18.8
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—revolving credit
Variable rate debt	$10.4	—	—	—	—	$10.4	$10.4
Average interest rate	4.66%	—	—	—	—

ITEM 8. Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tech Data Corporation’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 29, 2006

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$156,665	$195,056
Accounts receivable, net	2,160,138	2,217,474
Inventories	1,527,729	1,492,479
Prepaid expenses and other assets	138,927	151,480

Total current assets	3,983,459	4,056,489
Property and equipment, net	141,275	146,144
Goodwill	134,327	149,719
Other assets, net	145,573	205,384

Total assets	$4,404,634	$4,557,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$235,088	$68,343
Accounts payable	1,917,213	1,757,838
Current portion of long-term debt	1,605	291,625
Accrued expenses and other liabilities	437,445	450,066

Total current liabilities	2,591,351	2,567,872
Long-term debt	14,378	17,215
Other long-term liabilities	38,598	45,178

Total liabilities	2,644,327	2,630,265

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2006 and 58,984,055 shares issued at January 31, 2005	89	88
Additional paid-in capital	729,455	724,562
Treasury stock, at cost (3,048,060 shares at January 31, 2006)	(112,601)	—
Retained earnings	938,383	911,797
Accumulated other comprehensive income	204,981	291,024

Total shareholders’ equity	1,760,307	1,927,471

Total liabilities and shareholders’ equity	$4,404,634	$4,557,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2006	2005	2004
Net sales	$20,482,851	$19,730,917	$17,358,525
Cost of products sold	19,460,332	18,667,184	16,414,773

Gross profit	1,022,519	1,063,733	943,752
Selling, general and administrative expenses	828,278	832,178	771,786
Restructuring charges (Note 6)	30,946	—	—
Special charges	—	—	3,065

Operating income	163,295	231,555	168,901
Interest expense	31,422	28,473	23,217
Discount on sale of accounts receivable	5,503	—	—
Interest income	(7,426)	(5,606)	(6,651)
Net foreign currency exchange loss (gain)	1,816	(2,959)	(1,893)

Income from continuing operations before income taxes	131,980	211,647	154,228
Provision for income taxes	109,013	52,025	47,040

Income from continuing operations	22,967	159,622	107,188
Income (loss) from discontinued operations, net of tax	3,619	2,838	(3,041)

Net income	$26,586	$162,460	$104,147

Income (loss) per common share – basic:
Continuing operations	$0.40	$2.74	$1.88
Discontinued operations	0.06	0.05	(0.05)

Net income	$0.46	$2.79	$1.83

Income (loss) per common share – diluted:
Continuing operations	$0.39	$2.69	$1.86
Discontinued operations	0.06	0.05	(0.05)

Net income	$0.45	$2.74	$1.81

Weighted average common shares outstanding:
Basic	57,749	58,176	56,838

Diluted	58,414	59,193	57,501

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)(a)	Total shareholders’ equity
	Shares	Amount
Balance—January 31, 2003	56,484	$85	$652,928	$—	$645,190	$40,327	$1,338,530
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $4,343	1,233	2	33,164	—	—	—	33,166
Comprehensive income	—	—	—	—	104,147	182,646	286,793

Balance—January 31, 2004	57,717	87	686,092	—	749,337	222,973	1,658,489
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $5,738	1,267	1	38,470	—	—	—	38,471
Comprehensive income	—	—	—	—	162,460	68,051	230,511

Balance—January 31, 2005	58,984	88	724,562	—	911,797	291,024	1,927,471
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $1,461	255	1	8,001	—	—	—	8,002
Purchase of treasury stock, at cost	—	—	—	(127,027)	—	—	(127,027)
Issuance of treasury stock for benefit plans and stock options exercised, including related tax benefit of $1,174	—	—	(3,108)	14,426	—	—	11,318
Comprehensive income (loss)	—	—	—	—	26,586	(86,043)	(59,457)

Balance—January 31, 2006	59,239	$89	$729,455	$(112,601)	$938,383	$204,981	$1,760,307

(a)	The Company’s accumulated other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Cash received from customers	$20,504,871	$19,745,283	$17,390,674
Cash paid to suppliers and employees	(20,160,865)	(19,571,824)	(17,027,162)
Interest paid, net	(21,082)	(18,837)	(17,045)
Income taxes paid	(65,485)	(47,677)	(43,233)

Net cash provided by operating activities	257,439	106,945	303,234

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(203,010)
Proceeds from sale of property and equipment	9,169	5,130	4,484
Expenditures for property and equipment	(41,973)	(25,876)	(31,278)
Software and software development costs	(18,779)	(17,899)	(21,714)

Net cash used in investing activities	(51,583)	(38,645)	(251,518)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	16,686	32,733	28,823
Cash paid for purchase of treasury stock	(127,027)	—	—
Net borrowings (repayments) on revolving credit loans	166,530	(11,319)	(138,039)
Principal payments on long-term debt	(291,627)	(9,214)	(1,492)

Net cash provided by (used in) financing activities	(235,438)	12,200	(110,708)

Effect of exchange rate changes on cash and cash equivalents	(8,809)	5,755	10,602

Net increase (decrease) in cash and cash equivalents	(38,391)	86,255	(48,390)
Cash and cash equivalents at beginning of year	195,056	108,801	157,191

Cash and cash equivalents at end of year	$156,665	$195,056	$108,801

Reconciliation of net income to net cash provided by operating activities:
Net income	$26,586	$162,460	$104,147

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$53,744	$55,472	$55,084
Provision for losses on accounts receivable	6,172	13,268	29,214
Deferred income taxes	26,466	(3,616)	7,369
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(32,585)	(44,305)	(15,699)
Inventories	(83,311)	(119,999)	(140,203)
Prepaid expenses and other assets	3,078	(32,193)	14,713
Accounts payable	214,804	55,849	300,350
Accrued expenses and other liabilities	42,485	20,009	(51,741)

Total adjustments	230,853	(55,515)	199,087

Net cash provided by operating activities	$257,439	$106,945	$303,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, direct marketers, retailers and corporate resellers. The Company is managed in two geographic segments: the Americas (which includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (which includes Europe, the Middle East and export sales to Africa).

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has accounted for the EMEA Training Business (the “Training Business”) as a discontinued operation. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees, assets subject to operating leases of lessors and prepaid assets. The results of operations of the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax”, for all periods presented. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company. The cash flows of the Training Business have not been reported separately within the Company’s Consolidated Statement of Cash Flows as the net cash flows of the Training Business are not material and the absence of cash flows from discontinued operations is not expected to affect the Company’s future liquidity. The transaction is further discussed in Note 2—Discontinued Operations.

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

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectibility must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded at the time of sale based upon historical experience.

The Company generated net sales of approximately 27%, 28% and 32%, in fiscal 2006, 2005 and 2004, respectively, from products purchased from Hewlett Packard.

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal years 2006, 2005 and 2004.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance, specifically identified customer risks and historical writeoff experience. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results.

Inventories

Inventories, consisting entirely of finished goods, are stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand.

Property and Equipment

Property and equipment are stated at cost and property and equipment under capital leases are stated at the present value of the future minimum lease payments. Depreciation expense includes depreciation of purchased property and equipment and assets recorded under capital leases. Depreciation expense is computed over the shorter of the estimated economic lives or lease periods using the straight-line method as follows:

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires an annual review for impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. The Company performs its annual review for goodwill impairment in the fourth quarter of each fiscal year.

Intangible Assets

Included within other assets at both January 31, 2006 and 2005 are certain intangible assets including capitalized software costs, as well as value assigned to the acquired customer lists and trademarks related to the acquisitions of Computer 2000 AG (“Computer 2000”) and Azlan Group PLC (“Azlan”). Such capitalized costs and intangibles are being amortized over a period of three to ten years.

The Company capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with SFAS Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2006, 2005 and 2004.

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

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where it has lower statutory rates, changes in the valuation of its deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than five percent of the Company’s net sales during fiscal years 2006, 2005 and 2004.

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

Derivative Financial Instruments

The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the prudent use of derivative financial instruments. The majority of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.

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

The Company’s derivative financial instruments outstanding at January 31, 2006 and 2005 are as follows:

	January 31, 2006		January 31, 2005
	Notional amounts	Estimated fair value	Notional amounts	Estimated fair value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$818,030	$(1,109)	$666,950	$214

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible subordinated notes was approximately $290.4 million at January 31, 2005 based upon available market information. These convertible subordinated notes were repaid prior to January 31, 2006.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income (loss)” and “other comprehensive income (loss).” The Company’s other comprehensive income (loss) is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income (loss), net of taxes, for the years ended January 31, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended January 31,
	2006	2005	2004
Comprehensive income (loss):
Net income	$26,586	$162,460	$104,147
Change in CTA(1)	(86,043)	68,051	182,646

Total	$(59,457)	$230,511	$286,793

(1)	Net of income taxes of $5.6 million for the fiscal year ended January 31, 2004. There was no income tax effect in fiscal years 2006 or 2005.

Accumulated comprehensive income includes $28.6 million of income taxes at January 31, 2006, 2005 and 2004.

Stock-Based Compensation

At January 31, 2006, the Company had awards outstanding under four stock-based employee compensation plans, which are described more fully in Note 10—Employee Benefit Plans. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for the Company’s stock-based compensation plans. Options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of the value of all equity instruments currently outstanding.

	Year ended January 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$26,586	$162,460	$104,147
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	(22,804)	(17,592)	(21,231)

Pro forma net income	$3,782	$144,868	$82,916

Earnings per share:
Basic-as reported	$0.46	$2.79	$1.83

Basic-pro forma	$0.07	$2.49	$1.46

Diluted-as reported	$0.45	$2.74	$1.81

Diluted-pro forma	$0.06	$2.45	$1.44

(1)	Pro-forma stock compensation expense for the year ended January 31, 2006 includes incremental expense, net of the related tax effects, of approximately $15.4 million related to the accelerated vesting of stock options issued in March 2004.

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. The vesting acceleration resulted in an expense to the Company of less than $0.1 million. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options upon the adoption of SFAS No. 123R, “Share Based Payments”.

Treasury Stock

Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of stock-based awards or other corporate purposes is based on the weighted average purchase price of the shares.

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. For the years ended January 31, 2006, 2005 and 2004, diluted EPS reflects the potential dilution that could occur assuming the exercise of the stock options and similar equity incentives (as further discussed below) using the if-converted and treasury stock methods, respectively. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2006			Year ended January 31, 2005			Year ended January 31, 2004
	(In thousands, except per share data)
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Net income per common share-basic	$26,586	57,749	$0.46	$162,460	58,176	$2.79	$104,147	56,838	$1.83

Effect of dilutive securities:
Stock options	—	665		—	1,017		—	663

Net income per common share-diluted	$26,586	58,414	$0.45	$162,460	59,193	$2.74	$104,147	57,501	$1.81

At January 31, 2006, 2005 and 2004, there were 3,215,066, 1,435,852 and 2,445,046 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company issued approximately 255,000 shares of common stock during the year ended January 31, 2006 and 1,267,000 shares of common stock during the year ended January 31, 2005 in connection with the exercise of stock options. In addition, during the year ended January 31, 2006, the Company repurchased 3,443,131 shares of common stock and reissued 395,071 shares of the treasury stock.

In December 2004 the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). The dilutive impact of the Old Notes and New Notes outstanding at January 31, 2005 and 2004 has been excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion features not being met. As further discussed in Note 8—Long Term Debt, the entire balance of the Old Notes and the New Notes was repaid prior to January 31, 2006.

Cash Management System

Under the Company’s cash management system, to the extent that cash is unavailable locally, disbursements cleared by the bank are reimbursed on a daily basis from available credit facilities. As a result, checks issued but not yet presented to the bank by the payee are not considered reductions of cash or accounts payable. Included in accounts payable are $87.3 million and $67.1 million at January 31, 2006 and 2005, respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal and other regulatory matters such as imports and exports, the imposition of international governmental controls, changes in the interpretation and enforcement of international laws (particularly related to items such as duty and taxation), and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Non-Cash Transactions

The Company completed an Exchange Offer in December 2004 whereby approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures were exchanged for new notes. See further discussion at Note 8—Long-Term Debt.

Recent Accounting Pronouncements & Legislation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”), which provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and disclosing the provision’s impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 permits additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. After completing this evaluation during the third quarter of fiscal 2006, the Company made the decision not to repatriate any foreign earnings under the provisions of the Jobs Act.

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The provisions of EITF 03-13 have been applied in the determination of the discontinued operations as of January 31, 2006.

In April 2005, the SEC modified the effective date of SFAS No. 123R – “Share-Based Payments” (“SFAS No. 123R”). SFAS 123R, as amended, requires all share-based payments to employees, including grants of employee equity incentives, to be recognized in the consolidated statement of operations based on their fair values. SFAS No. 123R is applicable to the Company beginning February 1, 2006, and the Company will adopt the standard using the “modified prospective” method. The modified prospective method requires compensation costs to be recognized, beginning with the effective date of adoption, for all share-based payments granted after the effective date and awards granted to employees prior to the effective date of the statement that remain unvested on the effective date.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R will impact the Company’s results of operations, although it will have no impact on our overall liquidity. The future impact of the adoption of SFAS No. 123R cannot be determined because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of the statement would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net income and earnings per share included in the stock-based compensation table earlier in this note.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as it depends, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.6 million, $5.7 million and $4.3 million for the years ended January 31, 2006, 2005 and 2004, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”) adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. The Company will apply the provisions of FSP 143-1, which requires recognition of the estimated liability and obligation associated with the historical waste, upon the Directive’s adoption into law by the applicable EU member countries in which it operates. The Company is in the process of assessing what impact, if any, the Directive and FSP 143-1 may have on its consolidated financial position or results of operations.

Reclassifications

Reclassifications, in addition to those related to discontinued operations discussed in Note 2, have been made to the January 31, 2005 and 2004 financial statements to conform to the January 31, 2006 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the EMEA Training Business (the “Training Business”). In March 2006, we closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million and $0.5 million of additional consideration which is contingent upon the satisfaction of certain post-closing conditions. The sale of the Training Business includes net assets with a book value of approximately $7.3 million at January 31, 2006, comprised primarily of accounts receivable, property and equipment, accrued expenses and other liabilities. We will provide IT services for a transitional period anticipated to be approximately six months, but will have no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company will realize no continuing cash flows from the Training Business subsequent to the closing of the sale. The Company is in the process of finalizing the closing balance sheet as of the sale date with the Purchaser, including the allocation of any EMEA goodwill and does not anticipate the gain on the sale of the Training Business to be material to the Company’s consolidated operating results or financial condition.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax”, within Consolidated Statement of Operations for each of the three years in the period ended January 31, 2006. The assets and liabilities of the Training Business have not been reclassified within the Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

The following table reflects the results of the Training Business reported as discontinued operations for all periods presented:

	Year ended January 31,
	2006	2005	2004
	(In thousands)
Net sales	$59,290	$59,416	$47,815
Cost of products sold	11,519	11,117	9,921

Gross profit	47,771	48,299	37,894
Selling, general and administrative expenses	42,545	44,340	41,179

Operating income (loss) from discontinued operations	5,226	3,959	(3,285)
Provision (benefit) for income taxes	1,607	1,121	(244)

Income (loss) from discontinued operations, net of tax	$3,619	$2,838	$(3,041)

No amounts related to interest expense or interest income have been allocated to discontinued operations.

The net assets of the Training Business as of January 31, 2006, included in the Company’s Consolidated Balance Sheet, are as follows (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$9,266
Inventories	537
Prepaid expenses and other assets	2,227

Total current assets	12,030
Property and equipment, net	6,236

Total assets	$18,266

LIABILITIES
Current liabilities:
Accounts payable	$1,597
Accrued expenses and other liabilities	9,349

Total current liabilities	10,946

Total liabilities	$10,946

Net assets	$7,320

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	January 31,
	2006	2005
	(In thousands)
Accounts receivable	$2,220,513	$2,294,783
Allowance for doubtful accounts	(60,375)	(77,309)

Total	$2,160,138	$2,217,474

Trade Receivables Purchase Facility Agreements

During fiscal 2006, the Company entered into revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $346.0 million at January 31, 2006, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, of which $200.0 million expires in May 2006 and $146.0 million does not have an expiration date, require that the Company continue to service, administer and collect the sold accounts receivable. During the year ended January 31, 2006, the Company received gross proceeds of $796.1 million from the sale of the Receivables and recognized related discounts totaling $5.5 million. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2006	2005
	(In thousands)
Land	$6,276	$8,075
Buildings and leasehold improvements	88,996	100,669
Furniture, fixtures and equipment	322,344	321,670

	417,616	430,414
Less accumulated depreciation	(276,341)	(284,270)

	$141,275	$146,144

Depreciation expense, including amortization expense of assets recorded under capital leases, included in income from continuing operations for the years ended January 31, 2006, 2005 and 2004 totaled $30.6 million, $33.1 million, and $35.2 million, respectively. Property and equipment leased under capital leases was approximately $14.5 million and $17.2 million, net of accumulated depreciation of $8.2 million and $7.1 million, at January 31, 2006 and 2005, respectively (see Note 8—Long-Term Debt). Property and equipment recorded as capital leases is comprised of a logistics center and related equipment in EMEA.

NOTE 5— GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual review for impairment, or more frequently if impairment indicators arise. This review includes the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. During the fourth quarters of fiscal 2006, 2005 and 2004, the Company performed its annual review for impairment of goodwill and determined there were no impairments.

The changes in the carrying amount of goodwill for the years ended January 31, 2006 and 2005, respectively, are as follows:

	Americas	EMEA	Total
		(In thousands)
Balance as of January 31, 2004	$2,966	$138,272	$141,238
Goodwill acquired during the year	—	3,046	3,046
Adjustments to allocation of previously recorded purchase price	—	(3,728)	(3,728)
Other(1)	—	9,163	9,163

Balance as of January 31, 2005	2,966	146,753	149,719
Adjustments to allocation of previously recorded purchase price	—	(3,346)	(3,346)
Other(1)	—	(12,046)	(12,046)

Balance as of January 31, 2006	$2,966	$131,361	$134,327

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within “other assets, net” are intangible assets as follows:

	January 31, 2006			January 31, 2005
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(In thousands)			(In thousands)
Amortized intangible assets:
Capitalized software and development costs	$191,169	$107,248	$83,921	$181,638	$95,792	$85,846
Customer lists	29,340	15,777	13,563	31,443	12,930	18,513
Trademarks	7,303	4,139	3,164	7,827	2,869	4,958
Other intangible assets	817	745	72	708	592	116

Total	$228,629	$127,909	$100,720	$221,616	$112,183	$109,433

In addition, the Company capitalized intangible assets of $18.8 million, $17.9 million and $21.7 million for the years ended January 31, 2006, 2005 and 2004, respectively. These capitalized intangible assets included capitalized interest of $0.3 million, $0.6 million and $0.8 million for the respective periods. These capitalized assets related solely to software and software development expenditures to be used in the Company’s operations.

The weighted average amortization period for all intangible assets capitalized during fiscal 2006, 2005 and 2004 approximated nine, eight and seven years, respectively. The weighted average amortization period of all intangible assets was approximately nine, nine and eight years for fiscal years 2006, 2005 and 2004, respectively.

Amortization expense included in income from continuing operations for the years ended January 31, 2006, 2005 and 2004 totaled $21.2 million, $20.0 million and $17.7 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service is as follows (in thousands):

Fiscal year:
2007	$18,500
2008	16,900
2009	13,200
2010	10,900
2011	8,700

NOTE 6 — RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, the Company has recorded and will continue to record charges for workforce reductions and the optimization of facilities and systems.

Excluding consulting costs, total cash charges associated with the restructuring program are estimated to be in the range of $40.0 to $50.0 million, comprised of $24.0 to $30.0 million related to workforce reductions and $16.0 to $20.0 million related to the optimization of facilities and systems. Through January 31, 2006, the Company has incurred $30.9 million related to the restructuring program, comprised of approximately $18.9 million related to workforce reductions and approximately $12.0 million for facility costs. The remaining charges are expected to be incurred over the next three quarters and may vary each quarter depending upon the timing of certain actions. Costs related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the restructuring plan. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

The restructuring charges are incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to this restructuring program, other than the external consulting costs, are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the nine months ended January 31, 2006, the Company incurred approximately $9.6 million of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for restructuring charges recorded during the year ended January 31, 2006:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2005	$—	$—	$—
Charges to operations	18,888	12,058	30,946
Cash payments	(16,980)	(2,198)	(19,178)
Other	151	564	715

Balance as of January 31, 2006	$2,059	$10,424	$12,483

NOTE 7 — REVOLVING CREDIT LOANS

	January 31,
	2006	2005
	(In thousands)
Receivables Securitization Program, average interest rate of 4.72% at January 31, 2006, expiring August 2006	$120,000	$—
Multi-currency Revolving Credit Facility, average interest rate of 5.50% at January 31, 2006, expiring March 2010	6,000	—
Other revolving credit facilities, average interest rate of 3.49% at January 31, 2006, expiring on various dates throughout fiscal 2007	109,088	68,343

	$235,088	$68,343

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2006, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $515.3 million and $505.0 million at January 31, 2006 and 2005, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2006.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $674.7 million at January 31, 2006 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $235.1 million was outstanding at January 31, 2006. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At January 31, 2006, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of January 31, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $1.1 billion.

At January 31, 2006, the Company had issued standby letters of credit of $22.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

NOTE 8 — LONG-TERM DEBT

	January 31,
	2006	2005
	(In thousands)
Convertible subordinated debentures, interest at 2.00% payable semi-annually, due December 2021 (includes $2.0 million of convertible debentures not redeemed for New Notes at January 31, 2005 in connection with the Exchange Offer discussed below)	$—	$290,000
Capital leases	15,983	18,840

	15,983	308,840
Less—current maturities	(1,605)	(291,625)

	$14,378	$17,215

In December 2001, the Company issued $290.0 million of convertible subordinated debentures due 2021. The debentures bore interest at 2% per year and were convertible into the Company’s common stock, if the market price of the common stock exceeded a specified percentage of the conversion price per share of common stock, beginning at 120% and declining 1/2% each year until it reaches 110% at maturity, or in other specified instances. Holders could convert debentures into 16.7997 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $59.53 per share. The debentures were convertible into 4,871,913 shares of the Company’s common stock. Holders had the option to require the Company to repurchase the debentures on any of the fourth, eighth, twelfth or sixteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The Company had the option to satisfy such repurchases in either cash and/or the Company’s common stock, provided that shares of common stock at the first purchase date will be valued at 95% of fair market value (as defined in the indenture) and at 97.5% of fair market value for all subsequent purchase dates. The debentures were redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2005. Additionally, the debentures were subordinated in right of payment to all senior indebtedness of the Company and were effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

In December 2004, the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). The New Notes had substantially identical terms to the previously outstanding Old Notes except for the following modifications: a) a net share settlement feature that provides that holders will receive, upon redemption, cash for the principal amount of the New Notes and stock for any remaining amount due; b) an adjustment to the conversion rate upon payment of cash dividends or distributions as well as a modification to the options available to the New Note holders in the event of a change in control; and c) a modification to the calculation of contingent interest payable, if any. As the holders of both the New Notes and the Old Notes had the option to require the Company to repurchase the debentures on certain dates, beginning with December 15, 2005, the Company classified the debentures as a current liability at January 31, 2005.

In accordance with the debenture agreement, on December 15, 2005, the debenture holders of the New Notes exercised their option to require the Company to repurchase the debentures. The Company repurchased the New Notes using cash and existing credit lines. In addition, prior to January 31, 2006, the Company also repurchased the Old Notes using cash and existing credit lines.

In accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, the dilutive impact of the New Notes is excluded from the diluted EPS calculations due to the conditions for the contingent conversion feature not being met. Since only $2.0 million of the original $290.0 million of Old Notes were not exchanged for New Notes in connection with the Exchange Offer, there is no impact on previously reported diluted EPS or on diluted EPS for the years ended January 31, 2005 and 2004, respectively.

The aforementioned debentures were subordinated in right of payment to all senior indebtedness of the Company and were effectively subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

Principal maturities of long-term debt, comprised exclusively of capital leases, at January 31, 2006 and for succeeding fiscal years is as follows (in thousands):

Fiscal year:
2007	$2,520
2008	2,520
2009	1,751
2010	1,597
2011	1,597
Thereafter	9,768

Total payments	19,753
Less amounts representing interest	(3,770)

Total principal payments	$15,983

In August 2000, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for $500.0 million of debt and equity securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including capital expenditures, the repayment or refinancing of debt and to meet working capital needs. As of January 31, 2006, the Company had not issued any debt or equity securities under this registration statement, nor can any assurances be given that the Company will issue any debt or equity securities under this registration statement in the future.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. In accordance with SFAS No. 109, the Company evaluates the ability to realize its deferred tax assets on a quarterly basis. This evaluation takes into consideration all positive and negative evidence and a variety of factors, including the scheduled reversal of temporary differences, historical and projected future taxable income, and prudent and feasible tax planning strategies.

As a result of the Company’s quarterly deferred tax asset evaluation, during the second quarter of fiscal 2006, a non-cash charge of $56.0 million was recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in EMEA, primarily Germany. While the Company believes its restructuring efforts will improve the operating performance within its German operations, the Company determined this charge to be appropriate due to the cumulative losses expected to be realized through the current fiscal year, with such cumulative losses not being utilized in future periods through the implementation of prudent and feasible tax planning strategies. To the extent that the Company generates consistent taxable income within those operations requiring a valuation allowance, the Company may reduce the valuation allowance on the related deferred tax assets, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

Significant components of the provision for income taxes for continuing operations are as follows:

	Year ended January 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$62,032	$31,701	$21,245
State	3,931	1,763	1,025
Foreign	16,584	22,177	17,401

Total current	82,547	55,641	39,671

Deferred:
Federal	(22,747)	4,990	13,011
State	(2,371)	967	2,007
Foreign	51,584	(9,573)	(7,649)

Total deferred	26,466	(3,616)	7,369

	$109,013	$52,025	$47,040

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for continuing operations is as follows:

	Year ended January 31,
	2006	2005	2004
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.8	1.3
Net operating losses	60.7	2.5	7.6
Tax on foreign earnings under U.S. rate	(14.0)	(9.8)	(13.2)
Reversal of previously accrued income taxes	—	(5.4)	—
Other—net	0.1	1.5	(0.2)

	82.6%	24.6%	30.5%

Included in net operating losses in fiscal 2006 is a non-cash charge of $56.0 million to increase in the valuation allowance on deferred tax assets related to specific jurisdictions in EMEA, primarily Germany. The reversal of previously accrued income taxes represents the reversal of $11.5 million in accrued taxes due to the favorable resolution of various income tax examinations during the fourth quarter of fiscal 2005.

The components of pretax income from continuing operations are as follows:

	Year ended January 31,
	2006	2005	2004
	(In thousands)
United States	$122,125	$114,338	$101,059
Foreign	9,855	97,309	53,169

	$131,980	$211,647	$154,228

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2006	2005
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$23,595	$27,541
Capitalized marketing program costs	2,497	1,791
Convertible debenture interest	—	26,706
Accruals currently deductible	8,793	8,788
Other, net	6,488	6,317

Total deferred tax liabilities	41,373	71,143

Deferred tax assets:
Accrued liabilities and reserves	50,363	56,042
Loss carryforwards	101,756	85,936
Amortizable goodwill	32,456	39,231
Depreciation and amortization	8,256	5,210
Other, net	2,114	233

	194,945	186,652
Less: valuation allowance	(136,506)	(66,909)

Total deferred tax assets	58,439	119,743

Net deferred tax asset	$17,066	$48,600

The net change in the deferred income tax valuation allowance was an increase of $69.6 at January 31, 2006, an increase of $8.8 million at January 31, 2005, and an increase of $33.3 million at January 31, 2004. The valuation allowance at January 31, 2006 and 2005 primarily relates to foreign net operating loss carryforwards of $375.7 million and $321.6 million, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2007 through 2021. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

During fiscal 2005, $39.2 million of the loss carryforward deferred tax asset was reclassified due to a corporate reorganization in Germany. As part of the reorganization, a tax election was made, which converted a portion of the German net operating losses into tax deductible goodwill.

The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $83.1 million at January 31, 2006. It is not currently practical to estimate the amount of unrecognized deferred U.S. income taxes that might be payable on the repatriation of these earnings.

NOTE 10 — EMPLOYEE BENEFIT PLANS

Stock Compensation Plans

At January 31, 2006, the Company had awards outstanding under four stock-based compensation plans, two of which are currently active and which authorize the issuance of 10.5 million shares, of which approximately 2.2 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum-value stock-settled stock appreciation rights (“MV Stock-settled SARS”), maximum-value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation grants have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors. Grants and awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active stock-based compensation plans and are required to be priced at, or above, the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.

During the fiscal year ended January 31, 2006, the Company’s Board of Directors approved the issuance of 1.6 million long-term incentive awards in the form of MV Stock-settled SARs and MVOs pursuant to the 2000 Equity Incentive Plan of Tech Data Corporation, as amended. MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the exercise price. In addition, upon exercise, a MV Stock-settled SAR requires the Company to settle the spread (the difference between the exercise price and the grant price) in shares of the Company’s common stock. The grant price of the MV Stock-settled SARs and MVOs was determined using the last sale price as quoted on the NASDAQ on the date of grant (or higher as required based on the laws and regulations of specific foreign jurisdictions). The terms of the awards (i.e. vesting schedule, contractual term, etc.) were not materially different from the terms of traditional stock options previously granted by the Company. MV Stock-settled SARs are required to be accounted for as variable awards, until the earlier of the exercise of these awards or the implementation of SFAS No. 123R. In accordance with APB Opinion No. 25, variable awards are to be remeasured on a quarterly basis with changes in value recorded in the Company’s Consolidated Statement of Operations as compensation expense. Compensation expense of approximately $0.1 million was recorded for these instruments during the year ended January 31, 2006.

A summary of the status of the Company’s stock option plans is as follows:

	January 31, 2006		January 31, 2005		January 31, 2004
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	6,843,585	$34.15	6,952,461	$31.20	7,064,331	$32.14
Granted	1,600,027	37.07	1,656,310	40.86	2,101,055	24.44
Exercised	(596,786)	24.01	(1,284,001)	26.25	(1,236,862)	23.49
Canceled	(654,623)	37.19	(481,185)	35.95	(976,063)	33.18

Outstanding at year end	7,192,203	35.36	6,843,585	34.15	6,952,461	31.20

Options exercisable at year end	5,043,986		3,576,410		3,436,503
Available for grant at year end	2,166,082 (1)		3,225,442		4,452,027

(1)	Total includes 758,014 shares available for grant under an employee equity compensation plan not approved by shareholders. On March 29, 2006, the Board of Directors passed a resolution that prohibits the Company from issuing any future grants under this plan.

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at 1/31/06	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/06	Weighted- average exercise price
$14.37 – $21.56	257,814	3.09	$16.65	257,814	$16.65
22.75 – 25.64	1,161,702	6.53	24.25	512,118	24.23
28.31 – 36.86	1,144,314	4.96	30.33	1,068,361	29.99
37.06 – 37.06	1,342,419	9.16	37.06	0	0
37.25 – 41.00	623,418	3.55	39.72	554,344	39.83
41.08 – 41.08	1,295,550	8.16	41.08	1,289,050	41.08
41.13 – 51.38	1,366,986	5.93	43.47	1,362,299	43.46

	7,192,203	6.57	35.36	5,043,986	36.28

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2006, the Company has sold 387,005 shares of common stock to the ESPP. All shares purchased under the ESPP must be held for a period of one year.

Pro Forma Effect of Stock Compensation Plans

As disclosed in Note 1—Business and Summary of Significant Accounting Policies, the Company has included the pro forma net income and pro forma earnings per share reflecting the compensation cost that the Company would have recorded on its equity incentive plans plan had it used the fair value at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123. The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the year ended January 31, 2006 was $7.70 based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

Year ended January 31, 2006	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	41%	4.65%	0%	1.24
Black-Scholes	4	41%	4.65%	0%	—

The weighted-average estimated fair value of options granted during fiscal 2005 and 2004 was $19.87 and $13.10, respectively, based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

Year ended January 31,	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield
2005	5	57%	2.50%	0%
2004	4	66%	2.54%	0%

Results may vary depending on the assumptions applied within the model.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (“the 401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service.

At January 31, 2006 and 2005, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 329,000 and 334,000 shares, respectively.

Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.3 million and $1.8 million for fiscal 2006 and fiscal 2005, respectively. Tech Data did not make any contributions to the 401(k) Savings Plan in fiscal 2004.

NOTE 11 — SHAREHOLDERS’ EQUITY

On March 31, 2005, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (increased to $200.0 million in November 2005). The Company’s share repurchases are made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During fiscal 2006, the Company repurchased 3,443,131 shares comprised of 3,260,576 shares purchased in conjunction with the Company’s share repurchase program and 182,555 shares purchased outside of the stock repurchase program, at an average of $36.89 per share, for a total cost, including expenses, of approximately $127.0 million.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases that expire at various dates through 2015. Fair value renewal and purchase options and escalation clauses exist for a substantial portion of the operating leases included above. Rental expense related to continuing operations for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $59.0 million, $58.6 million and $55.9 million in fiscal years 2006, 2005 and 2004, respectively. Future minimum lease payments at January 31, 2006 under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2007	$62,493
2008	54,841
2009	44,846
2010	37,383
2011	29,450
Thereafter	68,728

Total payments	$297,741

Synthetic Lease Facility

On July 31, 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal year 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $121.0 million (the “residual value”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Company pays interest on the Restructured Lease at LIBOR plus an agreed-upon margin. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 7—Revolving Credit Loans. The amount funded under the Restructured Lease (approximately $136.7 million at January 31, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of January 31, 2006, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at January 31, 2006 was approximately $20.9 million. Properties leased under the Restructured Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase products from Tech Data, the Company has arrangements with certain finance companies that provide inventory financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company would be required to purchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. For various reasons, including the lack of information regarding the amount of saleable inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2006 and 2005, the aggregate amount of guarantees under these arrangements totaled approximately $7.0 million and $9.7 million, respectively, of which approximately $2.9 million and $5.3 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote. The Company also provides residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual guarantees.

NOTE 13 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (United States, Canada, Latin America, and export sales to the Caribbean) and EMEA (Europe, Middle East, and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows.

	Year ended January 31,
	2006	2005	2004
		(In thousands)
Net sales to unaffiliated customers(a)
Americas	$9,464,667	$8,482,512	$7,839,425
EMEA	11,018,184	11,248,405	9,519,100

Total	$20,482,851	$19,730,917	$17,358,525

Operating income (b)
Americas	$154,839	$140,690	$120,413
EMEA	8,456	90,865	48,488

Total	$163,295	$231,555	$168,901

Depreciation and amortization
Americas	$16,290	$16,885	$19,957
EMEA	35,506	36,199	32,950

Total	$51,796	$53,084	$52,907

Capital expenditures
Americas	$24,454	$8,511	$13,380
EMEA	36,298	35,264	39,612

Total	$60,752	$43,775	$52,992

Identifiable assets(a)
Americas	$1,436,508	$1,459,639	$1,358,729
EMEA	2,968,126	3,098,097	2,809,157

Total	$4,404,634	$4,557,736	$4,167,886

Goodwill
Americas	$2,966	$2,966	$2,966
EMEA	131,361	146,753	138,272

Total	$134,327	$149,719	$141,238

(a)	For the year ended January 31, 2006, net sales to unaffiliated customers in the US represented 87% of the total Americas net sales to unaffiliated customers, and represented 88% and 89%, respectively, of the total Americas net sales for the years ended January 31, 2005 and 2004. Identifiable assets in the US represented 79% of the Americas identifiable assets at January 31, 2006 and represented 86% of the Americas’ identifiable assets at both January 31, 2005 and 2004.
(b)	For the year ended January 31, 2006, the amounts shown above include $30.9 million of restructuring charges related to the EMEA restructuring program and $9.6 million in external consulting costs associated with the restructuring program (see also Note 6—Restructuring Program). For the year ended January 31, 2004, the amounts shown above include $3.1 million of pre-tax special charges related to the Americas’ operations (see also Note 14—Special Charges).

NOTE 14 — SPECIAL CHARGES

In fiscal year 2004, the Company recorded pre-tax special charges of $3.1 million related to the closure of the Company’s education business in the United States and changing this business to an outsourced model. This total is presented separately as a component of income from operations in the Consolidated Statement of Operations.

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2006 and 2005 is as follows. All periods presented have been restated to reflect the reclassification of the Training Business as discontinued operations.

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Fiscal year 2006
Net sales	$5,063,691	$4,813,850	$5,073,955	$5,531,355

Gross profit	$264,126	$239,950	$250,986	$267,457

Income (loss) from continuing operations	$32,666	$(60,118)	$21,921	$28,498
Income from discontinued operations, net of tax	857	704	1,043	1,015

Net income (loss)	$33,523	$(59,414)	$22,964	$29,513

Income (loss) per share - basic:
Continuing operations	$0.56	$(1.03)	$0.38	$0.50
Discontinued operations	0.01	.01	0.02	0.02

Net income (loss) per share	$0.57	$(1.02)	$0.40	$0.52

Income (loss) per share - diluted:
Continuing operations	$0.55	$(1.03)	$0.38	$0.50
Discontinued operations	0.01	.01	0.02	0.02

Net income (loss) per share	$0.56	$(1.02)	$0.40	$0.52

Fiscal year 2005
Net sales	$4,806,833	$4,564,942	$4,757,111	$5,602,031

Gross profit	$262,696	$256,266	$252,101	$292,670

Income from continuing operations	$34,526	$30,294	$36,664	$58,138
Income from discontinued operations, net of tax	138	380	1,146	1,174

Net income	$34,664	$30,674	$37,810	$59,312

Income per share - basic:
Continuing operations	$0.60	$0.52	$0.63	$0.99
Discontinued operations	0.00	0.01	0.02	0.02

Net income per share	$0.60	$0.53	$0.65	$1.01

Income per share - diluted:
Continuing operations	$0.59	$0.51	$0.62	$0.97
Discontinued operations	0.00	0.01	0.02	0.02

Net income per share	$0.59	$0.52	$0.64	$0.99

Net loss in the quarter ended July 31, 2005 includes a $56.0 million increase in the valuation allowance recorded against deferred tax assets related to specific jurisdictions in EMEA, primarily Germany, which increased diluted loss per share from continuing operations by $0.96 per share for the quarter ended July 31, 2005.

Net income in the quarter ended January 31, 2005 includes an $11.5 million reversal of previously accrued income taxes resulting from the favorable resolution of several tax audits concluded during the quarter, which increased diluted earnings per share from continuing operations by $0.19 per share for the quarter ended January 31, 2005.

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

As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Tech Data’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2006, has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

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

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Tech Data Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tech Data Corporation and subsidiaries maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tech Data Corporation maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006 of Tech Data Corporation and our report dated March 29, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 29, 2006

ITEM 9B. Other Information

Not applicable.

63

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement in the table entitled “Ten-Year Option/SAR Repricings”, the information included under the caption entitled “Compensation Committee Report on Executive Compensation”, and the information included in the “Stock Price Performance Graph” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2006 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2006.

Audit Committee

Tech Data has a separately designated, standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, David M. Upton, and John Y. Williams.

Audit Committee Financial Expert

The Board of Directors of Tech Data has determined that Charles E. Adair, Chairman of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K under the Exchange Act, and is independent within the meaning of Item 7(d)(3) (iv) of Schedule 14A under the Exchange Act.

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

ITEM 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is set forth under the caption “Principal Accounting Firm Fees” in our Proxy Statement, which is incorporated herein by reference to the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders. The definitive proxy statement for the 2006 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2006.

The Audit Committee has a policy to pre-approve all services to be provided by the Company’s independent auditor, and will not approve prohibited non-audit services.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) See index to financial statements and schedules included in Item 8.

(c) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association as Successor trustee to Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

Exhibit Number		Description
10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000.

10-AAaa(6)	—	2005 Deferred Compensation Plan

10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and JP Morgan Trust Company, National Association and Table of contents of Indenture including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit.

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000.

10-Acc(20)	—	Executive Severance Plan, effective March 31, 2005.

10-Add(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005.

10-AAee(20)	—	Executive Incentive Plan – April 2005.

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-Agg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005.

10-Ahh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement.

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement.

10-AAjj(1)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006.

10-AAkk(1) (22)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006.

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14624.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)	Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Activity			Balance at end of period
Allowance for doubtful accounts receivable and sales returns		Charged to cost and expenses	Deductions	Other(1)
January 31,
2006	$77,309	$6,172	$(26,495)	$3,389	$60,375
2005	74,556	13,268	(25,047)	14,532	77,309
2004	60,307	29,214	(37,445)	22,480	74,556

(1)	“Other” primarily includes recoveries, acquisitions, dispositions and the effect of fluctuations in foreign currency. For fiscal 2004, approximately $11.0 million of this amount was attributed to the addition of the Azlan allowance for doubtful accounts receivable and sales returns as a result of the acquisition in the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

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

Signature	Title	Date
/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	March 29, 2006

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	March 29, 2006

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	March 29, 2006

/s/ CHARLES E. ADAIR Charles E. Adair	Director	March 29, 2006

/s/ MAXIMILIAN ARDELT Maximilian Ardelt	Director	March 29, 2006

/s/ JAMES M. CRACCHIOLO James M. Cracchiolo	Director	March 29, 2006

/s/ KATHY MISUNAS Kathy Misunas	Director	March 29, 2006

/s/ DAVID M. UPTON David M. Upton	Director	March 29, 2006

/s/ JOHN Y. WILLIAMS John Y. Williams	Director	March 29, 2006

EXHIBIT INDEX

Exhibit Number		Description
3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000.

10-AAaa(6)	—	2005 Deferred Compensation Plan.

Exhibit Number		Description
10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit
10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000.

10-AAcc(20)	—	Executive Severance Plan, effective March 31, 2005.

10-AAdd(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005.

10-AAee(20)	—	Executive Incentive Plan – April 2005.

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAgg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005.

10-AAhh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement.

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement.

10-AAjj(1)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006.

10-AAkk(1) (22)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006.

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)	Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.