Form 10-Q
period 2006-04-30
TECH DATA CORP
filed 2006-06-08
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2006
Common stock, par value $.0015 per share	55,544,142

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	April 30, 2006	January 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,526	$156,665
Accounts receivable, net	2,033,943	2,160,138
Inventories	1,431,312	1,527,729
Prepaid expenses and other assets	184,018	138,927

Total current assets	3,867,799	3,983,459
Property and equipment, net	137,160	141,275
Goodwill	137,453	134,327
Other assets, net	146,167	145,573

Total assets	$4,288,579	$4,404,634

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving credit loans	$192,331	$235,088
Accounts payable	1,800,265	1,917,213
Current portion of long-term debt	1,662	1,605
Accrued expenses and other liabilities	444,323	437,445

Total current liabilities	2,438,581	2,591,351
Long-term debt	14,521	14,378
Other long-term liabilities	38,511	38,598

Total liabilities	2,491,613	2,644,327

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2006 and 59,239,085 shares issued at January 31, 2006	89	89
Additional paid-in capital	730,440	729,455
Treasury stock, at cost (3,718,445 shares at April 30, 2006 and 3,048,060 shares at January 31, 2006)	(136,840)	(112,601)
Retained earnings	951,274	938,383
Accumulated other comprehensive income	252,003	204,981

Total shareholders’ equity	1,796,966	1,760,307

Total liabilities and shareholders’ equity	$4,288,579	$4,404,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2006	2005
Net sales	$4,944,126	$5,063,691
Cost of products sold	4,706,987	4,799,565

Gross profit	237,139	264,126
Selling, general and administrative expenses	201,618	211,473
Restructuring charges (Note 9)	6,479	—

Operating income	29,042	52,653
Interest expense	9,174	7,015
Discount on sale of accounts receivable	2,564	—
Interest income	(2,178)	(1,535)
Net foreign currency exchange loss	209	580

Income from continuing operations before income taxes	19,273	46,593
Provision for income taxes	10,328	13,927

Income from continuing operations	8,945	32,666
Discontinued operations, net of tax (Note 5)	3,946	857

Net income	$12,891	$33,523

Income per common share – basic:
Continuing operations	$0.16	$0.56
Discontinued operations	0.07	0.01

Net income	$0.23	$0.57

Income per common share – diluted:
Continuing operations	$0.16	$0.55
Discontinued operations	0.07	0.01

Net income	$0.23	$0.56

Weighted average common shares outstanding:
Basic	55,906	58,932

Diluted	56,265	59,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended April 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$5,115,843	$5,095,006
Cash paid to suppliers and employees	(4,959,708)	(5,064,249)
Interest paid, net	(7,281)	(4,908)
Income taxes paid	(30,865)	(7,715)

Net cash provided by operating activities	117,989	18,134

Cash flows from investing activities:
Proceeds from sale of business	16,500	—
Expenditures for property and equipment	(7,544)	(10,401)
Software and software development costs	(2,981)	(4,634)

Net cash provided by (used in) investing activities	5,975	(15,035)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	4,554	1,295
Cash paid for purchase of treasury stock	(30,093)	(10,000)
Net repayments on revolving credit loans	(47,522)	(32,595)
Principal payments on long-term debt	(481)	(531)

Net cash used in financing activities	(73,542)	(41,831)

Effect of exchange rate changes on cash and cash equivalents	11,439	(533)

Net increase (decrease) in cash and cash equivalents	61,861	(39,265)
Cash and cash equivalents at beginning of year	156,665	195,056

Cash and cash equivalents at end of period	$218,526	$155,791

Reconciliation of net income to net cash provided by operating activities:
Net income	$12,891	$33,523

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(3,834)	—
Depreciation and amortization	13,009	13,238
Provision for (recovery of) losses on accounts receivable	2,795	(2,342)
Stock-based compensation expense	1,875	—
Changes in operating assets and liabilities:
Accounts receivable	174,303	15,201
Inventories	129,826	(55,210)
Prepaid expenses and other assets	(50,217)	(839)
Accounts payable	(157,288)	1,815
Accrued expenses and other liabilities	(5,371)	12,748

Total adjustments	105,098	(15,389)

Net cash provided by operating activities	$117,989	$18,134

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has accounted for the EMEA Training Business (the “Training Business”) sold during the first quarter of fiscal 2007 as a discontinued operation. The results of operations of the Training Business and the sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, for all periods presented. The balance sheet data at January 31, 2006 has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company at January 31, 2006. The cash flows of the Training Business have not been reported separately within the Company’s Consolidated Statement of Cash Flows as the net cash flows of the Training Business are not material and the absence of cash flows from the Training Business is not expected to affect the Company’s future liquidity. The transaction is further discussed in Note 5—Discontinued Operations.

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

Recent Accounting Pronouncements & Legislation

In February 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF Issue No. 03-13”). EITF Issue No. 03-13 gives guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The provisions of EITF Issue No. 03-13 have been applied in the determination of the discontinued operations for the quarters ended April 30, 2006 and 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections”, which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”) adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. The Company will apply the provisions of FSP 143-1, which requires recognition of the estimated liability and obligation associated with the historical waste, upon adoption of the Directive into law by the applicable EU member countries in which it operates. The Company is in the process of assessing what impact, if any, the Directive and FSP 143-1 may have on its consolidated financial position or results of operations.

Reclassifications

Reclassifications, in addition to those related to discontinued operations discussed in Note 5, have been made to the prior period financial statements to conform to the April 30, 2006 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations, relative to the Company’s first quarter, have included a reduction of demand in Europe during the Company’s second and third quarters and an increase in European demand during the Company’s fourth quarter. Given that a majority of the Company’s revenues are now derived from Europe, the worldwide results will more closely follow the seasonality trends in Europe. The life cycle of major products, as well as the impact of acquisitions or dispositions may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the quarters ended April 30, 2006 and 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2007.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the exercise of stock options and similar equity incentives (as further discussed below) using the if-converted and treasury stock methods. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2006			2005
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$12,891	55,906	$0.23	$33,523	58,932	$0.57

Effect of dilutive securities:
Equity-based awards	—	359		—	820

Net income per common share-diluted	$12,891	56,265	$0.23	$33,523	59,752	$0.56

At April 30, 2006 and 2005, there were 3,148,116 and 3,545,872 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company reissued 158,519 shares of treasury stock during the quarter ended April 30, 2006. There were no new shares of common stock issued by the Company during the quarter ended April 30, 2006. The Company issued 37,025 shares of common stock during the quarter ended April 30, 2005. In addition, the Company repurchased 828,904 and 271,225 shares of common stock during the quarters ended April 30, 2006 and 2005, respectively.

NOTE 3 — STOCK-BASED COMPENSATION

Effective February 1, 2006 (the “Effective Date”), the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees and non-employee members of the board of directors, including grants of all employee equity incentives, to be recognized in the Company’s Consolidated Statement of Operations based on their fair values. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding its interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees” , and instead, generally requires that such transactions be accounted for using a fair-value based method. Through fiscal 2005, the Company used the Black-Scholes option-pricing model to determine the fair value of its stock options under SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for the pro-forma disclosures required under this pronouncement. Beginning in fiscal 2006, the Company began issuing maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) and maximum value stock options (“MVOs”), both of which are further discussed below. The fair value of MV Stock-settled SARs and MVOs under SFAS No. 123R is determined using a two-step valuation model utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models, which is consistent with the valuation method used for the MV Stock-settled SARs and MVOs previously included in the Company’s pro-forma disclosures under SFAS No. 123.

The Company has elected the “modified prospective” method as permitted by SFAS No. 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective method requires compensation expense to be recognized for all share-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as previously determined under the provisions of SFAS No. 123. Effective February 1, 2006 the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is the vesting term of the outstanding stock awards. The Company estimated the forfeiture rate for the quarter ended April 30, 2006 based on its historical experience during the preceding five fiscal years. For the quarter ended April 30, 2006, the Company recorded $1.9 million of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

In accordance with SFAS No. 123R, beginning in the quarter ended April 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statement of Cash Flows. Cash received from stock option exercises during the quarter ended April 30, 2006 was $4.6 million and the actual benefit received from the tax deduction from stock option exercises of the share-based payment awards was $0.4 million for the quarter ended April 30, 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company applied the disclosure only provisions of SFAS No. 148, which amends SFAS No. 123. SFAS No. 148 allowed for the continued use of recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans, however, required disclosure of compensation expense as if the fair value-based method had been applied.

The following table illustrates the pro forma net income and pro forma earnings per share for the quarter ended April 30, 2005, reflecting the compensation cost that the Company would have recorded on its equity incentive plans plan had it used the fair value-based method at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123.

Three months ended April 30, 2005
(In thousands, except per share amounts)
Net income, as reported	$33,523
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	(18,543)

Pro forma net income	$14,980

Earnings per share:
Basic-as reported	$0.57

Basic-pro forma	$0.25

Diluted-as reported	$0.56

Diluted-pro forma	$0.25

(1)	Pro-forma stock compensation expense for the quarter ended April 30, 2005 includes incremental expense, net of the related tax effects, of $15.4 million related to the accelerated vesting of stock options issued in March 2004.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of awards granted during fiscal 2007 and 2006. The Company used the Black-Scholes option-pricing model for awards granted prior to fiscal 2006. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the quarter ended April 30, 2006 was $7.22 based on the two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	42%	4.91%	0%	1.20
Black-Scholes	4	42%	4.91%	0%	—

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the quarter ended April 30, 2005 was $7.67 based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	41%	4.67%	0%	1.24
Black-Scholes	4	41%	4.67%	0%	—

Equity Incentive Plans

At April 30, 2006, the Company had awards outstanding under four stock-based compensation plans, one of which is currently active and which authorizes the issuance of 6.5 million shares, of which approximately 0.4 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, MV Stock-settled SARs, MVOs and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation grants have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or required under local law. Grants and awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active stock-based compensation plan and are required to be priced at, or above, the fair market value on the date of grant. Awards generally vest between one and five years from the date of grant.

MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap upon exercise. In addition, upon exercise, holders of a MV Stock-settled SAR will only receive shares equal to the spread (the difference between the current market value subject to the predetermined cap and the exercise price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price as quoted on the NASDAQ on the date of grant (or higher as required by laws and regulations of specific foreign jurisdictions). The terms of the awards (i.e. vesting schedule, contractual term, etc.) are not materially different from the terms of traditional stock options previously granted by the Company.

During the quarters ended April 30, 2006 and 2005, the Company’s Board of Directors approved the issuance of 1.1 million and 1.5 million, respectively, of long-term incentive awards in the form of MV Stock-settled SARs and MVOs pursuant to the 2000 Equity Incentive Plan of Tech Data Corporation, as amended. Prior to its adoption of SFAS No. 123R, the Company accounted for MV Stock-settled SARs as variable awards. In accordance with APB Opinion No. 25, these variable awards were remeasured on a quarterly basis and changes in value were recorded in the Company’s Consolidated Statement of Operations as compensation expense. There was no compensation expense recorded for these instruments during the quarter ended April 30, 2005.

A summary of the activity of the Company’s stock option plans for the quarter ended April 30, 2006 is as follows:

	Shares	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31,2006	7,192,203	$35.36
Granted	1,091,440	37.10
Exercised	(139,742)	27.57
Canceled	(184,992)	37.11

Outstanding at April 30, 2006	7,958,909	35.70	6.8	$25,200

Options vested and expected to vest at April 30, 2006	7,763,880	35.68	6.8	24,900
Options exercisable at April 30, 2006	5,446,572	35.80	5.8	21,000
Available for grant at April 30, 2006	448,336

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards. See further discussion of the Company’s share repurchase program included at Note 12 – Shareholders’ Equity below.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing price on April 30, 2006 and the option exercise price, multiplied by the number of in-the-money options at April 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total value of equity-based awards exercised during the quarter ended April 30, 2006 was $5.4 million. As of April 30, 2006, the Company expects $18.9 million of total unrecognized compensation cost related to equity-based awards to be recognized over a weighted-average period of 2.2 years. The total fair value of equity-based awards vested during the quarter ended April 30, 2006 was $6.7 million.

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

On June 7, 2006, the Company’s Board of Directors approved the issuance of performance based equity incentive awards in the form of restricted stock units under the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation. The restricted stock units vest only upon achievement of certain performance measures based on cumulative earnings for defined periods ending January 31, 2008. The restricted stock units that could vest upon achievement of the performance targets range from 162,000 shares to 485,000 shares.

NOTE 4 — COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment (“CTA”) account, including income taxes attributable to those changes.

Comprehensive income, net of taxes, for the three months ended April 30, 2006 and 2005 is as follows (in thousands):

	Three months ended April 30,
	2006	2005
Comprehensive income:
Net income	$12,891	$33,523
Change in CTA(1)	47,022	(12,331)

Total	$59,913	$21,192

(1)	There were no income tax effects for the quarters ended April 30, 2006 or 2005.

NOTE 5 — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the EMEA Training Business (the “Training Business”). On March 10, 2006, the Company closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Net assets and other related costs included in the sale of the Training Business totaled $11.5 million, including $1.4 million of allocated goodwill. The Company may receive $0.5 million of additional consideration contingent upon the satisfaction of certain post-closing conditions. The Company will provide IT services for a transitional period anticipated to be approximately six months, but will have no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company will realize no continuing cash flows from the Training Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the quarters ended April 30, 2006 and 2005. The assets and liabilities of the Training Business have not been reclassified within the January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

The following table reflects the results of the Training Business reported as discontinued operations for all periods presented:

	Three months ended April 30,
	2006	2005
	(In thousands)
Net sales	$5,634	$16,143
Cost of products sold	1,259	3,150

Gross profit	4,375	12,993
Selling, general and administrative expenses	4,056	11,699

Operating income from discontinued operations	319	1,294
Provision for income taxes	207	437

Income from discontinued operations, net of tax	112	857
Gain on sale of discontinued operations, net of tax	3,834	—

Discontinued operations, net of tax	$3,946	$857

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	April 30, 2006	January 31, 2006
	(In thousands)
Accounts receivable	$2,094,125	$2,220,513
Allowance for doubtful accounts	(60,182)	(60,375)

Total	$2,033,943	$2,160,138

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $352.0 million at April 30, 2006, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable. During the quarter ended April 30, 2006, the Company received gross proceeds of $261.8 million from the sale of the Receivables and recognized related discounts totaling $2.6 million. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

NOTE 7 — GOODWILL

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

The changes in the carrying amount of goodwill for the quarter ended April 30, 2006, are as follows:

	Americas	EMEA	Total
	(In thousands)
Balance as of January 31, 2006	$2,966	$131,361	$134,327
Allocation of goodwill to sale of Training Business	—	(1,400)	(1,400)
Other(1)	—	4,526	4,526

Balance as of April 30, 2006	$2,966	$134,487	$137,453

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid in capital of $0.4 million and $0.1 million for the quarters ended April 30, 2006 and 2005, respectively, related to the exercise of employee stock awards.

NOTE 9 — RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, the Company continues to record charges for workforce reductions and the optimization of facilities and systems. Excluding consulting costs, the current estimate of total charges associated with the restructuring program are estimated to be in the range of $50.0 to $55.0 million, compared to the original estimate of $40.0 to $50.0 million. The increase in the total estimated restructuring costs is the result of an increase in the estimated cost of headcount reductions and certain asset write-offs. The $50.0 to $55.0 million is comprised of $35.0 to $37.0 million related to workforce reductions and $15.0 to $18.0 million related to the optimization of facilities and systems. For the quarter ended April 30, 2006, the Company recorded $6.5 million related to the restructuring program, comprised of $4.9 million for workforce reductions and $1.6 million for facility costs. Through April 30, 2006, the Company has incurred $37.4 million related to the restructuring program, comprised of $23.8 million for workforce reductions and $13.6 million for facility costs. The remaining charges are expected to be incurred over the next two quarters and may vary each quarter depending upon the timing of certain actions. Costs related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the restructuring plan. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

The restructuring charges are incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to this restructuring program, other than the external consulting costs, are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the three months ended April 30, 2006, the Company incurred $4.1 million of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for the restructuring program recorded during the quarter ended April 30, 2006:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2006	$2,059	$10,424	$12,483
Charges to operations	4,889	1,590	6,479
Cash payments	(4,748)	(56)	(4,804)
Other	(167)	(883)	(1,050)

Balance as of April 30, 2006	$2,033	$11,075	$13,108

NOTE 10 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2006	January 31, 2006
	(In thousands)
Receivables Securitization Program, average interest rate of 5.25% at April 30, 2006, expiring August 2006	$25,000	$120,000
Multi-currency Revolving Credit Facility, average interest rate of 5.80% at April 30, 2006, expiring March 2010	25,000	6,000
Other revolving credit facilities, average interest rate of 3.91% at April 30, 2006, expiring on various dates throughout fiscal 2007	142,331	109,088

	$192,331	$235,088

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2006, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in “accounts receivable, net” in the Consolidated Balance Sheet, totaled $514.3 million and $515.3 million at April 30, 2006 and January 31, 2006, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2006.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2010, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of 7 to 180 days under various interest rate alternatives.

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $673.0 million at April 30, 2006 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $192.3 million was outstanding at April 30, 2006. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At April 30, 2006, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $1.1 billion.

At April 30, 2006, the Company had issued standby letters of credit of $23.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	April 30, 2006	January 31, 2006
	(In thousands)
Capital leases	$16,183	$15,983
Less—current maturities	(1,662)	(1,605)

	$14,521	$14,378

Shelf Registration Statement

In May 2006, the Company withdrew its $500.0 million universal shelf registration statement with the Securities and Exchange Commission as the Company made the decision not to issue debt or equity securities through this registration statement.

NOTE 11—INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company’s effective tax rate for continuing operations was 54% in the first quarter of fiscal 2007 and 30% in the first quarter of fiscal 2006. The increase in the effective tax rate during the first quarter of fiscal 2007 is primarily the result of estimated annual losses in tax jurisdictions where the Company is not able to record a tax benefit.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reason discussed above, as well as tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

The overall effective tax rate is dependent upon the geographic distribution of the Company’s worldwide earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. The Company monitors the assumptions used in estimating the annual effective tax rate and adjusts these estimates accordingly. If actual results differ from these estimates, future income tax expense could be materially affected.

NOTE 12 — SHAREHOLDERS’ EQUITY

In fiscal 2006, the Company’s Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common stock. The Company’s share repurchases are made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the quarter ended April 30, 2006, the Company repurchased 828,904 shares comprised of 826,316 shares purchased in conjunction with the Company’s share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.31 per share, for a total cost, including expenses, of $30.1 million. During the quarter ended April 30, 2005, the Company repurchased 271,225 shares in conjunction with the Company’s share repurchase program at an average of $36.87 per share, for a total cost, including expenses, of $10.0 million.

NOTE 13— COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

In July 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal year 2008, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of $121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Company pays interest on the Restructured Lease at LIBOR plus an agreed-upon margin. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note 10—Revolving Credit Loans and Long-Term Debt. The amount funded under the Restructured Lease ($136.7 million at

April 30, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of April 30, 2006, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at April 30, 2006 was $19.1 million. Properties leased under the Restructured Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase products from Tech Data, the Company has arrangements with certain finance companies that provide inventory financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company would be required to purchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2006 and January 31, 2006, the aggregate amount of guarantees under these arrangements totaled $12.4 million and $7.0 million, respectively, of which $8.0 million and $2.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, the Company continues to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, the Company will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require the Company to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $9.6 million as of April 30, 2006. The Company believes that the likelihood of a material loss pursuant to these guarantees is remote.

The Company also provides residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual guarantees.

NOTE 14 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (United States, Canada, Latin America, and export sales to the Caribbean) and EMEA (Europe, Middle East, and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount.

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2006	2005
	(In thousands)
Net sales to unaffiliated customers
Americas	$2,353,662	$2,262,673
EMEA	2,590,464	2,801,018

Total	$4,944,126	$5,063,691

Operating income (loss)(1)
Americas	$37,357	$38,479
EMEA	(6,440)	14,174
Stock-based compensation expense recognized under SFAS No. 123R	(1,875)	—

Total	$29,042	$52,653

Depreciation and amortization
Americas	$4,318	$3,771
EMEA	8,545	8,967

Total	$12,863	$12,738

Capital expenditures
Americas	$2,991	$7,638
EMEA	7,534	7,397

Total	$10,525	$15,035

Identifiable assets
Americas	$1,447,679	$1,586,391
EMEA	2,840,900	2,947,233

Total	$4,288,579	$4,533,624

Goodwill
Americas	$2,966	$2,966
EMEA	134,487	142,936

Total	$137,453	$145,902

(1)	For the quarter ended April 30, 2006, the amounts shown above include $6.5 million of restructuring costs related to the EMEA restructuring program and $4.1 million of external consulting costs associated with the restructuring program (see also Note 9 – Restructuring Program).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended January 31, 2006 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (includes the United States, Canada, Latin America and export sales to the Caribbean) and EMEA (includes Europe, the Middle East and export sales to Africa).

Our strategy is to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers around the world. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. We will continue to focus on not only disciplined pricing and purchasing practices, but also on realigning our customer and vendor portfolio to support a sustainable higher margin business that will help drive long-term profitability throughout all of our operations. As we continue to evaluate our existing pricing policies and make future changes, if any, within our customer or vendor portfolio, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, we made the decision to sell our EMEA Training Business (the “Training Business”). In March 2006, we closed the sale of the Training Business to a third-party for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. The Company may receive $0.5 million of additional consideration contingent upon the satisfaction of certain post-closing conditions. Our results of operations for the Training Business and the gain on the sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax” in our Consolidated Statement of Operations for all periods presented. The reclassification of the Training Business had the effect of reducing previously reported gross margin and selling, general and administrative expenses (“SG&A”) as a percentage of consolidated net sales by .24% and .22%, respectively, for the quarter ended April 30, 2005. The impact on previously reported operating margin was relatively insignificant. The assets and liabilities of the Training Business have not been reclassified in our January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at April 30, 2006 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 10%.

In May 2005, in an effort to improve profitability in the EMEA region we announced a formal restructuring program (further discussed below). We believe our challenges in the EMEA region over the last several quarters are the result of a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, the diverted focus of our management team in the region. Specifically, the combined effect of the completion of the final phases of our comprehensive IT systems upgrade and harmonization project, further integration of our Azlan operations and, most recently, the implementation of our EMEA restructuring program, diverted the focus of our management team in the region from executing appropriate pricing, purchasing and sales management practices.

We are beginning to see the benefits from our actions to restructure and optimize our operations in the EMEA region. These actions have included: engaging external consultants to provide a fresh perspective and detailed recommendations, such as the implementation of a new, simplified EMEA management organizational structure; assigning dedicated resources across the region to improve our pricing, purchasing and sales management practices; and implementing our restructuring program. In addition, both the Azlan integration and our IT systems upgrade and harmonization project were substantially complete at the end of fiscal 2006, which has alleviated the diversion of management resources to these initiatives.

With respect to our restructuring program, we have recorded charges for workforce reductions and the optimization of facilities and systems. Excluding consulting costs, the current estimate of charges associated with the restructuring program are estimated to be in the range of $50.0 to $55.0 million, compared to the original estimate of $40.0 to $50.0 million. The increase in the total estimated restructuring costs is the result of an increase in the estimated cost of headcount reductions and certain asset write-offs. The $50.0 to $55.0 million is comprised of $35.0 to $37.0 million for workforce reductions and $15.0 to $18.0 million for the optimization of facilities and systems. We expect initiatives related to the restructuring program to generate annualized savings in the same range. Through April 30, 2006, the Company has incurred $37.4 million ($30.9 million in the year ended January 31, 2006) related to the restructuring program, comprised of $23.8 million ($18.9 million in the year ended January 31, 2006) for workforce reductions and $13.6 million ($12.0 million in the year ended January 31, 2006) for facility costs. The remaining charges are expected to be incurred over the next two quarters with all U.S. dollar amounts being approximated using an exchange rate of .833 euros per U.S. dollar. Costs related to the restructuring program have been funded by operating cash flows and our credit facilities. Costs recorded in each quarter may vary depending upon the timing of certain actions. The costs related to this restructuring program, other than the external consulting costs, are reflected within the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. In addition, during the three months ended April 30, 2006, the Company incurred $4.1 million of external consulting costs related to the restructuring program. These consulting costs are included in SG&A in the Consolidated Statement of Operations. The Company expects to continue to incur external consulting costs related to the restructuring program through fiscal 2007. These consulting costs, along with the costs of internal personnel currently dedicated to the implementation of the restructuring program and other incremental costs indirectly related to the restructuring program, will partially offset the savings we expect to realize from the EMEA restructuring program (see further discussion below and in Note 9 of Notes to Consolidated Financial Statements for related discussion of our restructuring program).

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 31, 2006, and for stock-based compensation awards granted after January 31, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In accordance with SFAS No. 123R, we recognize stock-based compensation expense, reduced for estimated forfeitures, on a straight line basis over the requisite service period of the award. During the first quarter of fiscal 2007, we recognized $1.9 million of stock-based compensation expense as a result of the adoption of SFAS No. 123R. See further discussion related to our adoption of SFAS No. 123R included in Note 3 of Notes to Consolidated Financial Statements.

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 5% of our net sales; (3) the value and adequacy of collateral received from customers, if any; and 4) our historical loss experience. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results.

Inventory

We value our inventory at the lower of cost or market value, with cost being determined on the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results.

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

Actual rebates may vary based on volume or other sales achievement levels, which could result in an increase or reduction in the estimated amounts previously accrued. We also provide reserves for receivables on vendor programs for estimated losses resulting from our vendors’ inability to pay or rejections of claims by vendors. Should amounts recorded as outstanding receivables from vendors be uncollectible, additional allowances may be required which could have an adverse effect on our consolidated financial results.

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, estimating the net present value of the projected cash flows to be realized from the related assets in our reporting units. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider a variety of factors including, the scheduled reversal of deferred tax liabilities, future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2006 and 2005:

	Three months ended April 30, 2006		Three months ended April 30, 2005
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,353,662	47.6%	$2,262,673	44.7%
EMEA	2,590,464	52.4%	2,801,018	55.3%

Worldwide	$4,944,126	100.0%	$5,063,691	100.0%

	Three months ended April 30,
	2006	2005
Year-over-year increase (decrease) in net sales (%):
Americas	4.0%	10.3%
EMEA (US$)	(7.5)%	1.6%
EMEA (euro)	(0.1)%	(4.3)%
Worldwide (US$)	(2.4)%	5.3%

	Three months ended April 30, 2006		Three months ended April 30, 2005
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$37,357	1.59%	$38,479	1.70%
EMEA	(6,440)	(.25)%	14,174.50%
Stock-based compensation expense recognized under SFAS No. 123R	(1,875)	(.04)%	—	—

Worldwide	$29,042	0.59%	$52,653	1.04%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 28% of our net sales for both the first quarter of fiscal 2007 and fiscal 2006.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three months ended April 30, 2006 and 2005, as follows:

	Three months ended April 30,
	2006	2005
Net sales	100.00%	100.00%
Cost of products sold	95.20	94.78

Gross profit	4.80	5.22
Selling, general and administrative expenses	4.08	4.18
Restructuring charges	.13	—

Operating income	.59	1.04
Interest expense	.19	.14
Discount on sale of accounts receivable	.05	—
Interest income	(.04)	(.03)
Net foreign currency exchange loss	—	.01

Income from continuing operations before income taxes	.39	.92
Provision for income taxes	.21	.28

Income from continuing operations	.18	.64
Discontinued operations, net of tax	.08	.02

Net income	.26%	.66%

Three months ended April 30, 2006 and 2005

Net Sales

Our consolidated net sales were $4.9 billion in the first quarter of fiscal 2007, a decrease of 2.4% when compared to the first quarter of fiscal 2006. On a regional basis, during the first quarter of fiscal 2007, net sales in the Americas increased by 4.0% over the first quarter of fiscal 2006 and decreased by 7.5% in EMEA (growth was flat on a euro basis).

Our sales performance in the Americas is primarily due to stronger sales to direct marketers and retailers compared to the same period of the prior year. Both our Americas and EMEA growth during the quarter were slightly below the growth of the market in their respective regions, as we focused on sales profitability and realigning our customer and vendor portfolio to better position us for long-term profitability.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) decreased to 4.80% during the first quarter of fiscal 2007 from 5.22% in the first quarter of fiscal 2006. The decrease in gross margin is primarily attributable to the highly competitive pricing environment in our EMEA operations and to a lesser extent, changes in customer and product mix in both EMEA and the Americas. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.08% in the first quarter of fiscal 2007, compared to 4.18% in the first quarter of fiscal 2006. The decrease in SG&A as a percentage of sales for the quarter is the result of continued cost saving initiatives and improvements in productivity, particularly in EMEA, where we are beginning to realize the benefits associated with our restructuring efforts. We strive to continuously improve our business model through our constant monitoring of costs, including tight budgetary controls and productivity reviews.

In absolute dollars, worldwide SG&A decreased by $9.9 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The year-over-year decrease in SG&A is primarily attributable to benefits realized from our restructuring program, offset by external consulting costs incurred of $4.1 million in the first quarter of fiscal 2007 related to our EMEA restructuring program, $1.9 million of compensation expense related to SFAS No. 123R, higher credit costs, and to a lesser extent, a stronger U.S. dollar versus the euro in the first quarter of fiscal 2007 compared to fiscal 2006.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. In connection with this restructuring program, we continue to record charges related to workforce reductions and the optimization of facilities and systems. For the quarter ended April 30, 2006, we incurred $6.5 million related to the restructuring program, comprised of $4.9 million for workforce reductions and $1.6 million for facility costs. Through April 30, 2006, we have incurred $37.4 million related to the restructuring program, comprised of $23.8 million for workforce reductions and $13.6 million for facility costs.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 30.8% to $9.2 million in the first quarter of fiscal 2007 compared to $7.0 million in the first quarter of the prior year. During the fourth quarter of fiscal 2006, we repurchased the $290.0 million convertible subordinated debentures using existing revolving credit facilities, which have a higher short-term borrowing rate. In addition to an increase in the balance of outstanding revolving credit facilities, the average short-term rate increased in comparison to the same period of the prior fiscal year, resulting in an increase in interest expense in the first quarter of fiscal 2007 compared to the same period of the prior year.

The discount related to the sale of accounts receivable was $2.6 million during the first quarter of fiscal 2007. The discount is associated with accounts receivable purchase facility agreements executed in fiscal 2006 (see further discussion below and in Note 6 of Notes to Consolidated Financial Statements).

Interest income increased 41.9% to $2.2 million in the first quarter of fiscal 2007 from $1.5 million in the first quarter of the prior year. The increase in interest income during the first quarter of fiscal 2007 is primarily attributable to higher interest rates earned on short-term cash investments compared to the same period of the prior year.

We realized a net foreign currency exchange loss of $0.2 million during the first quarter of fiscal 2007 compared to a net foreign currency exchange loss of $0.6 million during the first quarter of fiscal 2006. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was 54% in the first quarter of fiscal 2007 and 30% in the first quarter of fiscal 2006. The increase in the effective tax rate during the first quarter of fiscal 2007 is primarily the result of estimated annual losses in tax jurisdictions where the Company is not able to record a tax benefit.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reason discussed above, as well as tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

The overall effective tax rate is dependent upon the geographic distribution of our worldwide earnings or losses and changes in tax laws or interpretations of these laws in our operating jurisdictions. We regularly monitor the assumptions used in estimating our annual effective tax rate and adjust our estimates accordingly. If actual results differ from our estimates, future income tax expense could be materially affected.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. At April 30, 2006, we believe we have appropriately accrued for probable income tax exposures. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate in a given financial statement period could be materially affected.

Discontinued Operations, Net of Tax

The results of operations and the gain on sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, within the Consolidated Statement of Operations for all periods presented. For the first quarter of fiscal 2007, we realized income from discontinued operations, net of tax, of $3.9 million, comprised of a $3.8 million gain, net of tax, on the sale of the Training Business and $0.1 million of income from operations of the Training Business prior to the sale. We realized $0.9 million of income from discontinued operations, net of tax, in the first quarter of fiscal 2006.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2006 and 2005:

	Three months ended April 30,
	2006	2005
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$117,989	$18,134
Investing activities	5,975	(15,035)
Financing activities	(73,542)	(41,831)
Effect of exchange rate changes on cash and cash equivalents	11,439	(533)

Net increase (decrease) in cash and cash equivalents	$61,861	$(39,265)

Net cash provided by operating activities increased during the first three months of fiscal 2007 as compared to the corresponding period in fiscal 2006 due primarily to better management of our cash conversion cycle, further discussed below. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 30 days at the end of the first quarter of fiscal 2007 compared to 35 days at the end of the first quarter of fiscal 2006 due to our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 26% at the end of the first quarter of fiscal 2007, meaning our accounts payable balances exceeded our inventory balances by 26%. This compares to negative owned inventory of 14% at the end of the first quarter of fiscal 2006.

The following table presents the components of our cash conversion cycle for the quarters ended April 30, 2006 and 2005:

	Three months ended April 30,
	2006	2005
Days of sales outstanding	37	39
Days of supply in inventory	28	29
Days of purchases outstanding	(35)	(33)

Cash conversion cycle (days)	30	35

Net cash provided by investing activities of $6.0 million during the first quarter of fiscal 2007 was primarily due to $16.5 million proceeds received from the sale of the Training Business offset by $10.5 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $50.0 million during fiscal 2007 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $73.5 million during the first quarter of fiscal 2007 reflects $48.0 million of net repayments on our revolving credit lines and long-term debt and $30.1 million for the repurchase of 828,904 shares of our common stock, partially offset by $4.6 million in proceeds received for the issuance of common stock related to stock option exercises and purchases made through our Employee Stock Purchase Plan.

As of April 30, 2006, we maintained a $250.0 million Multi-currency Revolving Credit Facility (expiring in March 2010) with a syndicate of banks. We pay interest (average rate of 5.80% at April 30, 2006) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program (expiring in August 2006) with a syndicate of banks. We pay interest (average rate of 5.25% at April 30, 2006) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $673.0 million (average interest rate on borrowings was 3.91% at April 30, 2006).

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $192.3 million was outstanding at April 30, 2006. Our credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At April 30, 2006, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of April 30, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $1.1 billion.

At April 30, 2006, we had issued standby letters of credit of $23.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

In May 2006, we withdrew our $500.0 million universal shelf registration statement with the Securities and Exchange Commission as we made the decision not to issue debt or equity securities through this registration statement.

In fiscal 2006, our Board of Directors authorized a share repurchase program of up to $200.0 million of our common stock. Our share repurchases are made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the quarter ended April 30, 2006, we repurchased 828,904 shares comprised of 826,316 shares purchased in conjunction with the our share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.31 per share, for a total cost, including expenses, of $30.1 million. As of April 30, 2006, the Company has $50.0 million remaining to purchase shares under the share repurchase program.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

In July 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in 2008, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of $121.0 million (the “residual value guarantee”). At any time during the lease term, we may at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis consistent with the covenants described in certain of the credit facilities discussed in Note 10 of Notes to Consolidated Financial Statements. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. The amount funded under the Restructured Lease ($136.7 million at April 30, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of April 30, 2006, we were in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at April 30, 2006 was $19.1 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres. These properties are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $352.0 million at April 30, 2006, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that we continue to service, administer and collect the sold accounts receivable. During the quarter ended April 30, 2006, we received gross proceeds of $261.8 million from the sale of the Receivables and recognized related discounts totaling $2.6 million. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities to our customers. In conjunction with certain of these arrangements, we would be required to purchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We believe that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

We provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. We review the underlying credit for these guarantees on at least an annual basis. As of April 30, 2006 and January 31, 2006, the aggregate amount of guarantees under these arrangements totaled $12.4 million and $7.0 million, respectively, of which $8.0 million and $2.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed previously, we are continuing to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, we will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require us to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $9.6 million as of April 30, 2006. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

We also provide residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual guarantees.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. No material changes have occurred in our market risks since January 31, 2006.

ITEM 4. Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of April 30, 2006. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2007.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.

The risk factors in our Annual Report on Form 10-K for the year ended January 31, 2006 should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment.

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

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
February 1 – February 28, 2006	—	$—	—
March 1 – March 31, 2006 (1)	741,778	36.24	739,190
April 1 – April 30, 2006	87,126	36.83	87,126

Total	828,904	$36.31	826,316	$50,002,000

(1)	Included in the March 2006 activity are 2,588 shares purchased in the open market, outside of the share repurchase program, at an average price per share of $36.10.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

At the 2006 Annual Meeting of Shareholders held June 6, 2006, the shareholders approved the following items:

A proposal to approve the election of two directors, Kathy Misunas and Steven A. Raymund, with terms to expire in 2009. The vote upon such proposal was as follows:

	For	Withheld
Kathy Misunas	51,114,102	655,222
Steve A. Raymund	50,444,653	1,324,671

Directors James M. Cracchiolo, Jeffery P. Howells, David M. Upton, Charles E. Adair, Maximilian Ardelt and John Y. Williams will continue in office for their respective terms.

A proposal to approve an amendment to the 2000 Equity Incentive Plan of Tech Data Corporation (the “Plan”) to increase the number of shares of common stock available for grant under the Plan from 6,500,000 to 9,500,000 shares, an increase of 3,000,000 shares of common stock. The amendment also increases the limits within the Plan of the amount of restricted stock and restricted stock units that may be issued from 200,000 to 800,000, and of performance grants that may be issued from 200,000 to 800,000. These limit increases do not affect the total number of common stock available for grant under the Plan. The vote upon such proposal was 36,907,386 in favor, 9,137,932 against and 331,669 abstained. Shares voted in abstentions had the effect of a vote against the amendment and broker non-votes were considered “not entitled to vote” on this proposal.

Item 5. Other Information

The form and amount of compensation paid to Tech Data Corporation’s non-employee directors is reviewed from time to time by the Compensation Committee of the Board of Directors (the “Board”) to consider, among other things, market trends relating to director compensation. On June 6, 2006, upon the recommendation of the Compensation Committee, the Board approved changes to the cash compensation of the non-employee directors, effective for fiscal 2007. The increase in compensation follows the recommendation of independent compensation consultants based on an analysis of the compensation paid to directors of industry peers and competitive practices, and reflects the increased responsibilities of board membership following the adoption of the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations.

The non-employee director compensation is as follows:

Cash Compensation	Current	Prior
Annual Retainer	$50,000	$45,000

Annual Fee for Serving on Audit Committee	$12,500	$10,000

Annual Fee for Serving on Other Committees	$5,000 per committee	$3,500 per committee

Annual Retainer for Chair of Audit Committee	$25,000	$20,000

Annual Retainer for Other Committee Chairs	$10,000 per committee	$7,500 per committee

Item 6. Exhibits

(a) Exhibits

10-AAjj	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement

10-AAkk	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement

10-AAll	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAmm	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

    (Registrant)

Signature	Title	Date
/S/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors; Chief Executive Officer	June 8, 2006

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 8, 2006

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 8, 2006