Form 10-Q
period 2006-10-31
TECH DATA CORP
filed 2006-12-06
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2006
Common stock, par value $.0015 per share	54,464,308

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	October 31, 2006	January 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,769	$156,665
Accounts receivable, net	2,329,860	2,160,138
Inventories	1,573,195	1,527,729
Prepaid expenses and other assets	136,821	138,927

Total current assets	4,168,645	3,983,459
Property and equipment, net	139,931	141,275
Goodwill	2,966	134,327
Other assets, net	134,075	145,573

Total assets	$4,445,617	$4,404,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$139,548	$235,088
Accounts payable	2,155,303	1,917,213
Current portion of long-term debt	1,732	1,605
Accrued expenses and other liabilities	468,310	437,445

Total current liabilities	2,764,893	2,591,351
Long-term debt	13,803	14,378
Other long-term liabilities	38,778	38,598

Total liabilities	2,817,474	2,644,327

Commitments & Contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2006 and 59,239,085 shares issued at January 31, 2006	89	89
Additional paid-in capital	731,920	729,455
Treasury stock, at cost (4,788,084 shares at October 31, 2006 and 3,048,060 shares at January 31, 2006)	(174,969)	(112,601)
Retained earnings	805,343	938,383
Accumulated other comprehensive income	265,760	204,981

Total shareholders’ equity	1,628,143	1,760,307

Total liabilities and shareholders’ equity	$4,445,617	$4,404,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Net sales	$5,431,347	$5,073,955	$15,318,754	$14,951,496
Cost of products sold	5,183,787	4,822,969	14,608,445	14,196,434

Gross profit	247,560	250,986	710,309	755,062
Operating expenses:
Selling, general and administrative expenses	209,344	203,679	620,171	622,979
Goodwill impairment (Note 7)	—	—	136,093	—
Restructuring charges (Note 9)	6,130	4,813	23,764	24,102

	215,474	208,492	780,028	647,081

Operating income (loss)	32,086	42,494	(69,719)	107,981

Other expense (income):
Interest expense	9,395	6,868	27,226	20,973
Discount on sale of accounts receivable	2,823	1,793	8,546	3,103
Interest income	(2,741)	(1,794)	(7,266)	(5,059)
Net foreign currency exchange (gain) loss	(646)	338	(1,241)	1,730

	8,831	7,205	27,265	20,747

Income (loss) from continuing operations before income taxes	23,255	35,289	(96,984)	87,234
Provision for income taxes	13,657	13,368	40,002	92,765

Income (loss) from continuing operations	9,598	21,921	(136,986)	(5,531)
Discontinued operations, net of tax (Note 5)	—	1,043	3,946	2,604

Net income (loss)	$9,598	$22,964	$(133,040)	$(2,927)

Income (loss) per common share – basic:
Continuing operations	$0.18	$0.38	$(2.48)	$(0.10)
Discontinued operations	—	0.02	0.07	0.05

Net income (loss)	$0.18	$0.40	$(2.41)	$(0.05)

Income (loss) per common share – diluted:
Continuing operations	$0.18	$0.38	$(2.48)	$(0.10)
Discontinued operations	—	0.02	0.07	0.05

Net income (loss)	$0.18	$0.40	$(2.41)	$(0.05)

Weighted average common shares outstanding:
Basic	54,560	57,365	55,251	58,195

Diluted	54,560	57,935	55,251	58,195

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended October 31,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$15,192,113	$15,044,527
Cash paid to suppliers and employees	(14,964,840)	(14,747,503)
Interest paid, net	(20,587)	(13,055)
Income taxes paid	(63,097)	(52,281)

Net cash provided by operating activities	143,589	231,688

Cash flows from investing activities:
Proceeds from sale of business	16,500	—
Proceeds from sale of property and equipment	—	9,169
Expenditures for property and equipment	(24,316)	(27,729)
Software and software development costs	(8,114)	(14,790)

Net cash used in investing activities	(15,930)	(33,350)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	12,196	8,406
Cash paid for purchase of treasury stock	(80,093)	(104,392)
Net repayments on revolving credit loans	(101,555)	(40,418)
Principal payments on long-term debt	(1,180)	(1,262)
Excess tax benefit from stock-based compensation	383	—

Net cash used in financing activities	(170,249)	(137,666)

Effect of exchange rate changes on cash and cash equivalents	14,694	(10,172)

Net (decrease) increase in cash and cash equivalents	(27,896)	50,500
Cash and cash equivalents at beginning of year	156,665	195,056

Cash and cash equivalents at end of period	$128,769	$245,556

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(133,040)	$(2,927)

Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	136,093	—
Gain on sale of discontinued operations, net of tax	(3,834)	—
Depreciation and amortization	39,850	40,454
Provision for losses on accounts receivable	14,475	7,544
Stock-based compensation expense	5,592	—
Deferred income taxes	8,382	56,039
Excess tax benefit from stock-based compensation	(383)	—
Changes in operating assets and liabilities:
Accounts receivable	(118,072)	51,164
Inventories	(3,134)	(103,939)
Prepaid expenses and other assets	(4,087)	(5,200)
Accounts payable	185,765	167,866
Accrued expenses and other liabilities	15,982	20,687

Total adjustments	276,629	234,615

Net cash provided by operating activities	$143,589	$231,688

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

Recent Accounting Pronouncements & Legislation

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that could be immaterial under one approach could be viewed as material under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is required to adopt the provisions of SAB No. 108 effective with the fiscal year ending January 31, 2007 and does not expect the provisions of SAB No. 108 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS No. 157 in the first quarter of fiscal 2008. The Company is currently in the process of assessing what impact FAS No. 157 may have on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be applicable to the Company beginning February 1, 2007. The Company is currently in the process of assessing what impact FIN 48 may have on its consolidated financial position, results of operations or cash flows.

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

Reclassifications

Reclassifications, in addition to those related to discontinued operations discussed in Note 5, have been made to the prior period financial statements to conform to the October 31, 2006 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the Company’s second quarter relative to the Company’s first quarter, and an increase in European demand during the Company’s fourth quarter. Given that approximately half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The life cycle of major products, as well as the impact of acquisitions or dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2006 and 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2007.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the exercise of stock options and similar equity incentives (as further discussed below) using the if-converted and treasury stock methods. The composition of basic and diluted EPS is as follows:

	2006			2005
Three months ended October 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$9,598	54,560	$0.18	$22,964	57,365	$0.40

Effect of dilutive securities:
Equity-based awards	—	—		—	570

Net income per common share-diluted	$9,598	54,560	$0.18	$22,964	57,935	$0.40

	2006			2005
Nine months ended October 31,	Net loss	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net loss per common share-basic	$(133,040)	55,251	$(2.41)	$(2,927)	58,195	$(0.05)

Effect of dilutive securities:
Equity-based awards	—	—		—	—

Net loss per common share-diluted	$(133,040)	55,251	$(2.41)	$(2,927)	58,195	$(0.05)

The Company reissued 474,024 shares of treasury stock during the nine months ended October 31, 2006. The Company issued 343,436 shares of common stock during the nine months ended October 31, 2005. In addition, the Company repurchased 2,222,720 and 2,881,985 shares of common stock during the nine months ended October 31, 2006 and 2005, respectively (see further discussion of the Company’s share repurchase program in Note 12- Shareholders’ Equity).

NOTE 3 — STOCK-BASED COMPENSATION

Effective February 1, 2006 (the “Effective Date”), the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all stock-based payments to employees and non-employee members of the board of directors, including grants of all employee equity incentives, to be recognized in the Company’s Consolidated Statement of Operations based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding its interpretation of SFAS No. 123R and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead, generally requires that such transactions be accounted for using a fair-value based method. Through fiscal 2005, the Company used the Black-Scholes option-pricing model to determine the fair value of its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for the pro forma disclosures required under this pronouncement. Beginning in fiscal 2006, the Company began issuing maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) and maximum value stock options (“MVOs”), both of which are further discussed below. The fair value of MV Stock-settled SARs and MVOs under SFAS No. 123R is determined using a two-step valuation model utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models, which is consistent with the valuation method used for the MV Stock-settled SARs and MVOs previously included in the Company’s pro forma disclosures under SFAS No. 123.

The Company has elected the “modified prospective” method as permitted by SFAS No. 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective method requires compensation expense to be recognized for all stock-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as previously determined under the provisions of SFAS No. 123. Effective February 1, 2006 the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. The Company estimated the forfeiture rate for the nine months ended October 31, 2006 based on its historical experience during the preceding five fiscal years. For the three and nine months ended October 31, 2006, the Company recorded $2.1 million and $5.6 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

In accordance with SFAS No. 123R, beginning in the quarter ended April 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for stock-based awards (excess tax benefits) both as an operating activity and as a financing activity in the Consolidated Statement of Cash Flows. Cash received from stock option exercises during the nine months ended October 31, 2006 was $12.2 million and the actual benefit received from the tax deduction from stock option exercises of the stock-based payment awards was $0.8 million for the nine months ended October 31, 2006.

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

The following table illustrates the pro forma net income (loss) and pro forma income (loss) per share for the three and nine months ended October 31, 2005, reflecting the compensation cost that the Company would have recorded on its equity incentive plans had it used the fair value-based method at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123.

	Three months ended October 31, 2005	Nine months ended October 31, 2005
	(In thousands, except per share amounts)
Net income (loss), as reported	$22,964	$(2,927)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	(1,387)	(21,464)

Pro forma net income (loss)	$21,577	$(24,391)

Income (loss) per share:
Basic-as reported	$0.40	$(0.05)

Basic-pro forma	$0.38	$(0.42)

Diluted-as reported	$0.40	$(0.05)

Diluted-pro forma	$0.37	$(0.42)

(1)	Pro forma stock compensation expense for the nine months ended October 31, 2005, includes incremental expense, net of the related tax effects, of $15.4 million related to the accelerated vesting of stock options issued in March 2004.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of awards granted during fiscal 2007 and 2006. The Company used the Black-Scholes option-pricing model for awards granted prior to fiscal 2006. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the three and nine months ended October 31, 2006 was $7.08 and $7.19, respectively, based on the two-step valuation method utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Three months ended October 31, 2006
Hull-White Lattice	10	42%	4.71%	0%	1.19
Black-Scholes	4	42%	4.71%	0%	—

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Nine months ended October 31, 2006
Hull-White Lattice	10	42%	4.91%	0%	1.20
Black-Scholes	4	42%	4.91%	0%	—

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the three and nine months ended October 31, 2005 was $7.48 and $7.70, respectively, based on a two-step valuation method utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following assumptions:

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

Equity Incentive Plans

At October 31, 2006, the Company had awards outstanding from four equity-based compensation plans, one of which is currently active and which authorizes the issuance of 9.5 million shares, of which approximately 3.3 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, restricted stock units, options to purchase common stock, MV Stock-settled SARs, MVOs and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of a MV Stock-settled SAR will only receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap) and the grant price. The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). The other terms of the awards (i.e., vesting schedule, contractual term, etc.) are not materially different from the terms of traditional stock options previously granted by the Company.

During each of the nine months ended October 31, 2006 and 2005, the Company’s Board of Directors approved the issuance of 1.5 million equity-based awards in the form of MV Stock-settled SARs and MVOs, pursuant to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation, as Amended (the “2000 Equity Incentive Plan”). Prior to its adoption of SFAS No. 123R, the Company accounted for MV Stock-settled SARs and MVOs as variable awards. In accordance with APB Opinion No. 25, these variable awards were remeasured on a quarterly basis and changes in value were recorded in the Company’s Consolidated Statement of Operations as compensation expense. There was no compensation expense related to these instruments for either the three or nine months ended October 31, 2005.

A summary of the Company’s stock-based compensation plan activity for the nine months ended October 31, 2006 is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2006	7,192,203	$35.36
Granted	1,490,440	36.86
Exercised	(441,274)	27.75
Canceled	(880,899)	38.72

Outstanding at October 31, 2006	7,360,470	35.72	6.5	$34,000

Vested and expected to vest at October 31, 2006	7,073,772	35.69	6.5	33,000
Exercisable at October 31, 2006	4,740,598	35.80	5.2	24,000
Available for grant at October 31, 2006	3,348,728

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards. See further discussion of the Company’s share repurchase program in Note 12 – Shareholders’ Equity below.

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on October 31, 2006 and the grant price for all in-the-money options at October 31, 2006. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of equity-based awards exercised during the nine months ended October 31, 2006 was $4.3 million. As of October 31, 2006, the Company expects $15.7 million of total unrecognized compensation cost related to equity-based awards to be recognized over a weighted-average period of 1.9 years. The total fair value of equity-based awards vested during the nine months ended October 31, 2006 was $7.0 million.

On February 25, 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. The vesting acceleration resulted in an expense to the Company of less than $0.1 million. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R.

In the second and third quarters of fiscal 2007, the Company’s Board of Directors approved the issuance of performance-based equity incentive awards in the form of restricted stock units (“RSUs”) under the 2000 Equity Incentive Plan. The RSUs vest only upon achievement of certain performance measures based on cumulative earnings for defined periods ending January 31, 2008. The RSUs granted in the second quarter of fiscal 2007 that could vest upon achievement of the performance targets range from 162,000 shares to 485,000 shares and have a grant price of $35.09, which represents the closing price of the Company’s common stock on the date of grant. The RSUs granted in the third quarter of fiscal 2007 that could vest upon achievement of the performance targets range from 3,281 shares to 9,844 shares and have a grant price of $34.61, which represents the closing price of the Company’s common stock on the date of grant. No compensation expense was recorded for these instruments during the nine months ended October 31, 2006 as the achievement of the performance targets is not currently deemed to be probable by the Company. The table above excludes the grant of these RSUs as none of these performance-based equity incentive awards are vested as of October 31, 2006. However, these restricted stock units have been considered in the table above in the determination of amounts available for grant under the Company’s stock-based compensation plans.

In October 2006, the Company’s Board of Directors approved the award of 60,000 shares of RSUs to the Company’s recently appointed Chief Executive Officer, pursuant to the Company’s 2000 Equity Incentive Plan. These RSUs vest quarterly over three years and have a grant price of $34.66, which represents the closing price of the Company’s common stock on the date of grant. Compensation expense of less than $0.1 million was recorded for these instruments during the quarter ended October 31, 2006.

In December 2006, the Company’s Board of Directors approved the award of 243,000 shares of RSUs. These RSUs vest over three years and have a grant price of $41.99, which represents the closing price of the Company’s common stock on the date of grant.

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

Comprehensive loss, net of taxes, for the three and nine months ended October 31, 2006 and 2005 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$9,598	$22,964	$(133,040)	$(2,927)
Change in CTA(1)	5,170	(7,956)	60,779	(110,409)

Total	$14,768	$15,008	$(72,261)	$(113,336)

(1)	There were no income tax effects for the three and nine months ended October 31, 2006 or 2005.

NOTE 5 — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the EMEA Training Business (the “Training Business”). On March 10, 2006, the Company closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Net assets and other related costs included in the sale of the Training Business totaled $11.5 million, including $1.4 million of allocated goodwill. The Company provided IT services for a transitional period of approximately six months, but had no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Training Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the quarters and nine months ended October 31, 2006 and 2005. The assets and liabilities of the Training Business have not been reclassified within the January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

The following table reflects the results of the Training Business reported as discontinued operations for all periods presented:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(In thousands)
Net sales	$—	$13,699	$5,634	$44,580
Cost of products sold	—	2,657	1,259	8,505

Gross profit	—	11,042	4,375	36,075
Selling, general and administrative expenses	—	9,481	4,056	32,216

Operating income from discontinued operations	—	1,561	319	3,859
Provision for income taxes	—	518	207	1,255

Income from discontinued operations, net of tax	—	1,043	112	2,604
Gain on sale of discontinued operations, net of tax	—	—	3,834	—

Discontinued operations, net of tax	$—	$ 1,043	$3,946	$ 2,604

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	October 31, 2006	January 31, 2006
	(In thousands)
Accounts receivable	$2,392,849	$2,220,513
Allowance for doubtful accounts	(62,989)	(60,375)

Total	$2,329,860	$2,160,138

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $353.2 million at October 31, 2006, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable. During the nine months ended October 31, 2006 and 2005, the Company received gross proceeds of $869.1 million and $464.8 million, respectively, from the sale of the Receivables and recognized related discounts totaling $8.5 million and $3.1 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

NOTE 7 — GOODWILL

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they be reviewed annually for possible impairment, or more frequently if impairment indicators arise. Due to certain indicators of impairment within the EMEA reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. These impairment indicators included significantly lower than expected revenues in the EMEA region during the quarter, further deceleration in IT demand during the quarter and a heightened level of pricing pressure in the EMEA region during the quarter. The Company’s impairment testing included the determination of the EMEA reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast for the EMEA region, primarily due to the increasingly competitive market conditions and uncertain demand, resulted in the Company determining that a goodwill impairment charge was necessary. During the second quarter of fiscal 2007, the Company recorded a $136.1 million non-cash charge for the EMEA goodwill impairment.

The changes in the carrying amount of goodwill for the nine months ended October 31, 2006, are as follows:

	Americas	EMEA	Total
	(In thousands)
Balance as of January 31, 2006	$2,966	$131,361	$134,327
Allocation of goodwill to sale of Training Business	—	(1,400)	(1,400)
Other(1)	—	4,526	4,526

Balance as of April 30, 2006	2,966	134,487	137,453
Adjustments to allocation of previously recorded purchase price	—	990	990
Goodwill impairment	—	(136,093)	(136,093)
Other(1)	—	616	616

Balance as of July 31, 2006 and October 31, 2006	$2,966	$—	$2,966

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid-in capital of $0.8 million and $1.1 million for the nine months ended October 31, 2006 and 2005, respectively, related to the exercise of employee stock awards.

NOTE 9 — RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. This restructuring program was completed during the third quarter of fiscal 2007. In connection with this restructuring program, the Company recorded charges for workforce reductions and the optimization of facilities and systems. During the nine months ended October 31, 2006, the Company recorded $23.8 million related to the restructuring program, comprised of $20.0 million for workforce reductions and $3.8 million for facility costs. Through October 31, 2006 (since inception of the program), the Company has incurred $54.7 million related to the restructuring program, comprised of $38.9 million for workforce reductions and $15.8 million for facility costs. Cash payments related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the restructuring plan. Although the Company believes its estimates are appropriate and reasonable based on available information, actual results could differ from those estimates.

The restructuring charges were incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to this restructuring program, other than the external consulting costs, are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the nine months ended October 31, 2006 and 2005, the Company incurred $8.6 million and $5.3 million, respectively, of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for the restructuring program recorded during the nine months ended October 31, 2006:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2006	$2,059	$10,424	$12,483
Charges to operations	4,889	1,590	6,479
Cash payments	(4,748)	(56)	(4,804)
Other(1)	(167)	(883)	(1,050)

Balance as of April 30, 2006	2,033	11,075	13,108
Charges to operations	10,269	886	11,155
Cash payments	(9,001)	(1,612)	(10,613)
Other(1)	547	216	763

Balance as of July 31, 2006	3,848	10,565	14,413
Charges to operations	4,830	1,300	6,130
Cash payments	(5,702)	(561)	(6,263)
Other(1)	(424)	24	(400)

Balance as of October 31, 2006	$2,552	$11,328	$13,880

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 10 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2006	January 31, 2006
	(In thousands)
Receivables Securitization Program, interest rate of 5.70% at October 31, 2006, expiring August 2007	$—	$120,000
Multi-currency Revolving Credit Facility, interest rate of 6.31% at October 31, 2006, expiring March 2010	45,000	6,000
Other revolving credit facilities, average interest rate of 4.49% at October 31, 2006, expiring on various dates throughout fiscal 2007	94,548	109,088

	$139,548	$235,088

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2007, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in “accounts receivable, net” in the Consolidated Balance Sheet, totaled $588.9 million and $515.3 million at October 31, 2006 and January 31, 2006, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $641.7 million at October 31, 2006 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $139.5 million was outstanding at October 31, 2006. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio and a tangible net worth requirement. At October 31, 2006, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was $1.1 billion.

At October 31, 2006, the Company had issued standby letters of credit of $24.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	October 31, 2006	January 31, 2006
	(In thousands)
Capital leases	$15,535	$15,983
Less—current maturities	(1,732)	(1,605)

	$13,803	$14,378

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

As a result of the Company’s quarterly deferred tax asset evaluation, during the second quarters of fiscal 2007 and 2006, non-cash charges of $8.4 million and $56.0 million, respectively, were recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in EMEA. While the Company believes its restructuring efforts will improve the operating performance within the EMEA operations, the Company determined these charges to be appropriate due to the cumulative losses expected to be realized through both the prior and current fiscal year, after considering the effect of prudent and feasible tax planning strategies. To the extent that the Company generates future consistent taxable income within those operations currently requiring a valuation allowance, the Company may reduce the valuation allowance, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

The Company’s effective tax rate for continuing operations was 58.7% in the third quarter of fiscal 2007 and 37.9% in the third quarter of fiscal 2006. The Company’s effective tax rate for continuing operations was (41.2%) for the first nine months of fiscal 2007 compared to 106.3% for the same period of the prior year. The effective tax rates in the third quarter of fiscal 2007 and 2006 were impacted by losses in taxing jurisdictions where the Company is not able to record a tax benefit. In addition, the increase in the effective tax rate for the first nine months of fiscal 2007 compared to the same period of the prior year is primarily the result of the pretax loss in fiscal 2007, including the previously discussed EMEA goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and the $8.4 million increase in the valuation allowance on deferred tax assets discussed above. The effective tax rate during the first nine months of fiscal 2006 is primarily the result of the $56.0 million increase in the valuation allowance on deferred tax assets discussed above.

NOTE 12 — SHAREHOLDERS’ EQUITY

In fiscal 2006, the Company’s Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common stock. As of October 31, 2006, the Company’s share repurchase program authorized in fiscal 2006 is complete. The Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans. During the nine months ended October 31, 2006, the Company repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with the Company’s share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. During the nine months ended October 31, 2005, the Company repurchased 2,881,985 shares comprised of 117,410 shares purchased for employee equity incentive plans and 2,764,575 shares purchased in conjunction with the Company’s share repurchase program at an average of $36.22 per share, for a total cost, including expenses, of $104.4 million.

NOTE 13— COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

In July 2003, the Company completed a restructuring of its synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal year 2009, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of $121.0 million (the “residual value guarantee”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Company pays interest on the Restructured Lease at LIBOR plus an agreed-upon margin. The Restructured Lease contains covenants that must be complied with on a continuous basis, similar to the covenants described in certain of the credit facilities discussed in Note

10—Revolving Credit Loans and Long-Term Debt. The amount funded under the Restructured Lease ($136.7 million at October 31, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of October 31, 2006, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at October 31, 2006 was $15.8 million. Properties leased under the Restructured Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2006 and January 31, 2006, the aggregate amount of guarantees under these arrangements totaled $10.6 million and $7.0 million, respectively, of which $5.4 million and $2.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, the Company continues to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, the Company will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require the Company to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $7.6 million as of October 31, 2006. The Company believes that the likelihood of a material loss pursuant to these guarantees is remote.

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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas	$2,604,575	$2,461,855	$7,442,931	$7,064,101
EMEA	2,826,772	2,612,100	7,875,823	7,887,395

Total	$5,431,347	$5,073,955	$15,318,754	$14,951,496

Operating income (loss)(1)
Americas	$40,110	$39,531	$115,060	$115,448
EMEA	(5,954)	2,963	(179,187)	(7,467)
Stock-based compensation expense recognized under SFAS No. 123R	(2,070)	—	(5,592)	—

Total	$32,086	$42,494	$(69,719)	$107,981

Depreciation and amortization
Americas	$4,377	$4,211	$12,984	$12,079
EMEA	9,037	8,906	26,720	26,894

Total	$13,414	$13,117	$39,704	$38,973

Capital expenditures
Americas	$2,450	$4,607	$9,257	$18,267
EMEA	7,736	6,733	23,173	24,252

Total	$10,186	$11,340	$32,430	$42,519

Identifiable assets
Americas	$1,572,451	$1,596,810	$1,572,451	$1,596,810
EMEA	2,873,166	2,786,857	2,873,166	2,786,857

Total	$4,445,617	$4,383,667	$4,445,617	$4,383,667

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
EMEA	—	132,658	—	132,658

Total	$2,966	$135,624	$2,966	$135,624

(1)	For the three and nine months ended October 31, 2006, the amounts shown above include $6.1 million and $23.8 million, respectively, of restructuring costs related to the EMEA restructuring program and $2.8 million and $8.6 million, respectively, of external consulting costs associated with the restructuring program (see also Note 9 – Restructuring Program). In addition, the nine months ended October 31, 2006 includes a non-cash charge for the EMEA goodwill impairment of $136.1 million (see also Note 7– Goodwill).

For the three and nine months ended October 31, 2005, the amounts shown above include $4.8 million and $24.1 million, respectively, of restructuring costs related to the EMEA restructuring program and $3.2 million and $5.3 million, respectively, of external consulting costs associated with the restructuring program (see also Note 9 – Restructuring Program).

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

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, we made the decision to sell our EMEA Training Business (the “Training Business”). In March 2006, we closed the sale of the Training Business to a third-party for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Our results of operations for the Training Business and the gain on the sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax” in our Consolidated Statement of Operations for all periods presented. The reclassification of the Training Business had the effect of reducing previously reported gross margin and selling, general and administrative expenses (“SG&A”) as a percentage of consolidated net sales by .20% and .17%, respectively, for the quarter ended October 31, 2005, and by .23% and .20%, respectively, for the nine months ended October 31, 2005. The impact on previously reported operating margin was relatively insignificant. The assets and liabilities of the Training Business have not been reclassified in our January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business were less than 0.5% of the total consolidated net assets of the Company.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at October 31, 2006 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 9%.

In May 2005, in an effort to improve profitability in the EMEA region we announced a formal restructuring program (further discussed below). We believe our lack of acceptable operating performance in the EMEA region over the last several quarters, including the period covered by our restructuring program, are the result of a combination of factors, including weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, the diverted focus of our management team in the region. Specifically, the combined effect of the completion of the final phases of our comprehensive IT systems upgrade and harmonization project, further integration of our Azlan operations and, most recently, the implementation of our EMEA restructuring program, diverted the focus of our management team in the region from executing appropriate pricing, purchasing and sales management practices.

During the quarter ended July 31, 2006, our challenges in the EMEA region intensified. During this quarter, we recorded sharply lower than expected revenue which we believe was the result of a further deceleration in IT demand within the EMEA region, in comparison to recent quarters. This deceleration in IT demand during the quarter, particularly within Western Europe where the majority of our EMEA revenue is derived, was a key factor leading to a heightened level of pricing pressure experienced within the EMEA region during the quarter. This further deceleration in IT demand and heightened pricing pressure during the quarter, coupled with continued internal distractions of management related to the restructuring program, resulted in our EMEA operating results falling well short of our internal expectations for the quarter. As a result, we believed we had strong indicators of impairment of our EMEA goodwill and, therefore, we performed an impairment test for goodwill as of July 31, 2006. This goodwill impairment analysis reflected the recast of both our short and longer-term EMEA financial outlook and resulted in our determination that a $136.1 million non-cash goodwill impairment charge was necessary as of July 31, 2006.

As a result of the market factors discussed in the paragraph above, we believe it will take longer than originally anticipated to reach an acceptable level of profitability in EMEA. Our restructuring initiatives have helped to reduce the overall cost structure within the region, which we have taken into consideration within both our short- and long-term financial projections included within the Company’s July 31, 2006 goodwill impairment analysis, previously discussed above. These restructuring initiatives have partially offset other pressures on our operating margins experienced in fiscal 2007. In addition, the dedicated resources we have assigned across the region to optimize pricing, purchasing and sales management practices have begun to produce improvements in several countries. We believe that the improved performance in our operations in several countries is a positive indicator of the Company’s ability to improve our operating performance in the EMEA region from its current level.

During the third quarter of fiscal 2007, we completed our EMEA restructuring program. We incurred $54.7 million (including $30.9 million incurred in the year ended January 31, 2006) related to the restructuring program, comprised of $38.9 million (including $18.9 million incurred in the year ended January 31, 2006) for workforce reductions and $15.8 million (including $12.0 million incurred in the year ended January 31, 2006) for facility costs. All cash payments related to the restructuring program were funded by operating cash flows and our credit facilities. The costs related to this restructuring program, other than the external consulting costs discussed below, are reflected within the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. In addition, during the nine months ended October 31, 2006, the Company incurred $8.6 million of external consulting costs related to the restructuring program. These consulting costs are included in SG&A in the Consolidated Statement of Operations. These consulting costs, along with the costs of internal personnel currently dedicated to the implementation of the restructuring program and other incremental costs indirectly related to the restructuring program, will partially offset the savings we expect to realize from the EMEA restructuring program (see further discussion below and in Note 9 of Notes to Consolidated Financial Statements for related discussion of our restructuring program).

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, stock-based compensation expense in the first nine months of fiscal 2007 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 31, 2006, and for stock-based compensation awards granted after January 31, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In accordance with SFAS No. 123R, we recognize stock-based compensation expense, reduced for estimated forfeitures, on a straight line basis over the requisite service period of the award. During the first nine months of fiscal 2007, we recognized $5.6 million of stock-based compensation expense as a result of the adoption of SFAS No. 123R. See further discussion related to our adoption of SFAS No. 123R included in Note 3 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2006 and 2005:

	Three months ended October 31, 2006		Three months ended October 31, 2005
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,604,575	48.0%	$2,461,855	48.5%
EMEA	2,826,772	52.0%	2,612,100	51.5%

Worldwide	$5,431,347	100.0%	$5,073,955	100.0%

	Nine months ended October 31, 2006		Nine months ended October 31, 2005
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,442,931	48.6%	$7,064,101	47.2%
EMEA	7,875,823	51.4%	7,887,395	52.8%

Worldwide	$15,318,754	100.0%	$14,951,496	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Year-over-year increase (decrease) in net sales (%):
Americas	5.8%	15.3%	5.4%	12.9%
EMEA (US$)	8.2%	(0.4)%	(0.1)%	0.2%
EMEA (euro)	3.7%	0.8%	0.0%	(1.9)%
Worldwide	7.0%	6.7%	2.5%	5.8%

	Three months ended October 31, 2006		Three months ended October 31, 2005
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$40,110	1.54%	$39,531	1.61%
EMEA	(5,954)	(0.21)%	2,963	0.11%
Stock-based compensation expense recognized under SFAS No. 123R	(2,070)	(0.04)%	—	—

Worldwide	$32,086	0.59%	$42,494	0.84%

	Nine months ended October 31, 2006		Nine months ended October 31, 2005
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$115,060	1.55%	$115,448	1.63%
EMEA	(179,187)	(2.28)%	(7,467)	(.09)%
Stock-based compensation expense recognized under SFAS No. 123R	(5,592)	(.04)%	—	—

Worldwide	$(69,719)	(0.46)%	$107,981	0.72%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 28% of our net sales for the first, second and third quarters of fiscal 2007 and 27% of our sales in the third quarter of fiscal 2006.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2006 and 2005, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.44	95.05	95.36	94.95

Gross profit	4.56	4.95	4.64	5.05
Operating expenses:
Selling, general and administrative expenses	3.86	4.02	4.05	4.17
Goodwill impairment	—	—	.89	—
Restructuring charges	.11	.09	.16	.16

	3.97	4.11	5.10	4.33

Operating income (loss)	.59	.84	(.46)	.72

Other expense (income):
Interest expense	.17	.14	.17	.15
Discount on sale of accounts receivable	.05	.04	.06	.02
Interest income	(.05)	(.04)	(.05)	(.03)
Net foreign currency exchange (gain) loss	(.01)	.01	(.01)	.01

	.16	.15	.17	.15

Income (loss) from continuing operations before income taxes	.43	.69	(.63)	.58
Provision for income taxes	.25	.26	.26	.62

Income (loss) from continuing operations	.18	.43	(.89)	(.04)
Discontinued operations, net of tax	—	.02	.02	.02

Net income (loss)	.18%	.45%	(.87)%	(.02)%

Three and nine months ended October 31, 2006 and 2005

Net Sales

Our consolidated net sales were $5.4 billion in the third quarter of fiscal 2007, an increase of 7.0% when compared to the third quarter of fiscal 2006. On a regional basis, during the third quarter of fiscal 2007, net sales in the Americas increased by 5.8% over the third quarter of fiscal 2006 and increased by 8.2% in EMEA (increase of 3.7% on a euro basis). On a year-to-date basis, net sales increased 2.5% to $15.3 billion for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Regionally, net sales in the Americas increased by 5.4% whereas EMEA saw a slight decrease of 0.1% (flat on a euro basis) for the first nine months of fiscal 2007 as compared to the same period of the prior year.

Our sales performance in the Americas is primarily due to stronger sales to direct marketers and retailers compared to the same periods of the prior year. The increase in EMEA sales for the third quarter of fiscal 2007 is primarily the result of increased sales and a stronger demand environment in most of the countries across the EMEA region. The EMEA sales performance for the first nine months of fiscal 2007 compared to the same period of the prior year is primarily the result of the improved IT demand experienced in the third quarter of fiscal 2007 partially offset by much lower demand in Western Europe during the first semester of fiscal 2007 (particularly in the second quarter), competitive pricing pressures and management distractions associated with our restructuring initiatives.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) decreased to 4.56% during the third quarter of fiscal 2007 from 4.95% in the third quarter of fiscal 2006. On a year-to-date basis, gross margin was 4.64%, a decrease of .41% of net sales, or 41 basis points, compared to the first nine months of fiscal 2006. The decrease in gross margin during the third quarter of fiscal 2007 can be attributed to the more challenging pricing environment and the related competitive conditions within both regions, particularly within EMEA. The decrease in gross margin for the first nine months of fiscal 2007 compared to the same period of fiscal 2006 is primarily attributable to the more challenging pricing environment in EMEA, particularly in the second quarter of fiscal 2007 and the internal distractions of management related to the implementation of the EMEA restructuring program, as discussed above. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.86% in the third quarter of fiscal 2007, compared to 4.02% in the third quarter of fiscal 2006. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.05% compared to 4.17% in the comparable period of the prior year. The decrease in SG&A as a percentage of sales for both the third quarter and first nine months of fiscal 2007 is primarily the result of improvements in productivity, particularly in EMEA, where we are realizing the benefits associated with our restructuring efforts.

In absolute dollars, worldwide SG&A increased by $5.7 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The year-over-year increase in SG&A during the quarter is primarily attributable to a stronger euro versus the U.S. dollar, and $2.1 million of compensation expense related to SFAS No. 123R; partially offset by the benefits realized from our EMEA restructuring program. On a year-to-date basis, worldwide SG&A decreased $2.8 million compared to the same period of fiscal 2006. The year-over-year decrease in SG&A is primarily attributable to benefits realized from our EMEA restructuring program and to a lesser extent, a stronger U.S. dollar versus the euro in the first nine months of fiscal 2007 compared to fiscal 2006. These positive factors were offset in part by increased labor costs in the Americas, $3.3 million of additional external consulting costs related to the EMEA restructuring program incurred in the first nine months of fiscal 2007 compared to the same period of fiscal 2006 and $5.6 million of compensation expense related to SFAS No. 123R in fiscal 2007. SG&A includes external consulting costs related to the EMEA restructuring program of $2.8 million and $3.2 million for the third quarters of fiscal 2007 and 2006, respectively and $8.6 million and $5.3 million for the first nine months of fiscal 2007 and 2006, respectively. As discussed below, as of October 31, 2006, we have completed the initiatives related to the EMEA restructuring program.

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

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the EMEA operating cost structure with the current business environment. As of October 31, 2006, we have completed the initiatives related to the EMEA restructuring program. For the quarter ended October 31, 2006, we incurred $6.1 million related to the restructuring program, comprised of $4.8 million for workforce reductions and $1.3 million for facility costs. During the nine months ended October 31, 2006, we incurred $23.8 million related to the restructuring program, comprised of $20.0 million for workforce reductions and $3.8 million for facility costs. Through October 31, 2006 (since inception of the program), we incurred $54.7 million related to the restructuring program, comprised of $38.9 million for workforce reductions and $15.8 million for facility costs.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 36.8% to $9.4 million in the third quarter of fiscal 2007 compared to $6.9 million in the third quarter of the prior year. On a year-to-date basis, interest expense increased 29.8% to $27.2 million in the first nine months of fiscal 2007 from $21.0 million for the same period of the prior year. The increase in interest expense during both the third quarter and first nine months of fiscal 2007 is primarily attributable to the repurchase of the $290.0 million convertible subordinated debentures in the fourth quarter of fiscal 2006 using existing revolving credit facilities, which have higher short-term borrowing rates. In addition, average short-term interest rates increased in comparison to the same periods of the prior fiscal year, resulting in an increase in interest expense in both the third quarter and the first nine months of fiscal 2007 compared to the same periods of the prior year. These factors more than offset the improvements in our cash management practices and cash conversion cycle further discussed below.

The discount related to the sale of accounts receivable was $2.8 million during the third quarter of fiscal 2007 compared to $1.8 million in the third quarter of fiscal 2006. On a year-to-date basis, the discount on the sale of accounts receivable was $8.5 million for the first nine months of fiscal 2007 compared to $3.1 million in the prior year. The discount is associated with trade receivables purchase facility agreements executed in fiscal 2006 (see further discussion below and in Note 6 of Notes to Consolidated Financial Statements). The increase in the discount on the sale of accounts receivable in the third quarter and the first nine months of fiscal 2007 is attributable to an increase in the amount of accounts receivables sold under the trade receivables purchase facilities as well as higher discount rates on the sale of accounts receivable sold in the third quarter and first nine months of fiscal 2007 compared to the same periods of the prior year. Prior to the second quarter of fiscal 2006, the Company did not utilize the trade receivables purchase facilities as a source of funding.

Interest income increased 52.8% to $2.7 million in the third quarter of fiscal 2007 from $1.8 million in the third quarter of the prior year. On a year-to-date basis, interest income increased 43.6% to $7.3 million in the first nine months of fiscal 2007 from $5.1 million in the prior year. The increase in interest income during the third quarter and first nine months of fiscal 2007 is primarily attributable to higher interest rates earned on short-term cash investments compared to the same periods of the prior year.

We realized a net foreign currency exchange gain of $0.6 million during the third quarter of fiscal 2007 compared to a net foreign currency exchange loss of $0.3 million during the third quarter of fiscal 2006. On a year-to-date basis, we realized a net foreign currency exchange gain of $1.2 million compared to a $1.7 million foreign currency exchange loss in the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was 58.7% in the third quarter of fiscal 2007 and 37.9% in the third quarter of fiscal 2006. Our effective tax rate for continuing operations was (41.2%) for the first nine months of fiscal 2007 compared to 106.3% for the same period of the prior year. Our effective tax rates in the third quarter of fiscal 2007 and 2006 were impacted by losses in taxing jurisdictions where the Company is not able to record a tax benefit. In addition, the increase in the effective tax rate for the first nine months of fiscal 2007 compared to the same period of the prior year is primarily the result of the pretax loss in fiscal 2007, including the previously discussed EMEA goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and the $8.4 million increase in the valuation allowance on deferred tax assets specifically related to jurisdictions in EMEA. The effective tax rate during the first nine months of fiscal 2006 is primarily the result of the $56.0 million increase in the valuation allowance on deferred tax assets for specific jurisdictions in EMEA. While we believe our restructuring efforts will improve the operating performance within our EMEA operations, we determined the respective increases in the valuation allowances on deferred tax assets in fiscal 2007 and 2006 to be appropriate due to cumulative losses realized or expected to be realized within the respective fiscal years, after considering the effect of prudent and feasible tax planning strategies. To the extent we generate future consistent taxable income within those operations currently requiring the valuation allowance, we may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

On an absolute dollar basis, the provision for income taxes increased 2.2% to $13.7 million in the third quarter of fiscal 2007 compared to $13.4 million in the third quarter of fiscal 2006 and decreased 56.9% to $40.0 million for the first nine months of fiscal 2007 compared to $92.8 million in the same period of fiscal 2006 primarily due to the factors discussed above.

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

Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes. At October 31, 2006, we believe we have appropriately accrued for probable income tax exposures. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.

Discontinued Operations, Net of Tax

The results of operations and the gain on sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, within the Consolidated Statement of Operations for all periods presented. For the first nine months of fiscal 2007, we realized income from discontinued operations, net of tax, of $3.9 million, comprised of a $3.8 million gain, net of tax, on the sale of the Training Business and $0.1 million of income from operations of the Training Business prior to the sale in March 2006. We realized $1.0 million and $2.6 million, respectively, of income from discontinued operations, net of tax, in the third quarter and first nine months of fiscal 2006.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2006 and 2005:

	Nine months ended October 31,
	2006	2005
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$143,589	$231,688
Investing activities	(15,930)	(33,350)
Financing activities	(170,249)	(137,666)
Effect of exchange rate changes on cash and cash equivalents	14,694	(10,172)

Net (decrease) increase in cash and cash equivalents	$(27,896)	$50,500

Net cash provided by operating activities was $143.6 million for the first nine months of fiscal 2007 compared to $231.7 million for the same period of the prior year. The cash provided by operating activities during the first nine months of fiscal 2007 is primarily due to our operating results for the period adjusted for non-cash items, and an increase in the use of trade credit from vendors to finance our working capital needs, offset by an increase in accounts receivable outstanding at the end of October 2006. The increase in the use of trade credit from vendors reflects our continued focus on cash management and improving our cash conversion cycle. The increase in accounts receivable reflects the strong revenue growth we experienced during the month of October in EMEA. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 29 days at the end of the third quarter of fiscal 2007 compared to 31 days at the end of the third quarter of fiscal 2006 due to our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 37% at the end of the third quarter of fiscal 2007, meaning our accounts payable balances exceeded our inventory balances by 37%. This compares to negative owned inventory of 21% at the end of the third quarter of fiscal 2006.

The following table presents the components of our cash conversion cycle for the quarters ended October 31, 2006 and 2005:

	Three months ended October 31,
	2006	2005
Days of sales outstanding	39	37
Days of supply in inventory	28	29
Days of purchases outstanding	(38)	(35)

Cash conversion cycle (days)	29	31

Net cash used in investing activities of $15.9 million during the first nine months of fiscal 2007 was due to $16.5 million proceeds received from the sale of the Training Business offset by $32.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $45.0 million during fiscal 2007 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $170.2 million during the first nine months of fiscal 2007 reflects $102.7 million of net repayments on our revolving credit lines and long-term debt and the use of $80.1 million for the repurchase of 2,222,720 shares of our common stock, partially offset by $12.2 million in proceeds received for the reissuance of treasury stock related to stock option exercises and purchases made through our Employee Stock Purchase Plan.

As of October 31, 2006, we maintained a $250.0 million Multi-currency Revolving Credit Facility (expiring in March 2010) with a syndicate of banks. We pay interest (rate of 6.31% at October 31, 2006) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. Additionally, we maintained a $400.0 million Receivables Securitization Program (expiring in August 2007) with a syndicate of banks. We pay interest (rate of 5.70% at October 31, 2006) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $641.7 million (average interest rate on borrowings was 4.49% at October 31, 2006).

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $139.5 million was outstanding at October 31, 2006. Our credit agreements contain limitations on the amounts of annual dividend payments and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants on a continuing basis. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At October 31, 2006, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of October 31, 2006, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was $1.1 billion.

At October 31, 2006, we had issued standby letters of credit of $24.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

In May 2006, we withdrew our $500.0 million universal shelf registration statement with the Securities and Exchange Commission as we made the decision not to issue debt or equity securities through this registration statement.

In fiscal 2006, our Board of Directors authorized a share repurchase program of up to $200.0 million of our common stock. Our share repurchases are made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During the nine months ended October 31, 2006, we repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with our share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. As of October 31, 2006, the Company’s share repurchase program authorized in fiscal 2006 is complete.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

In July 2003, we completed a restructuring of our synthetic lease facility with a group of financial institutions (the “Restructured Lease”) under which we lease certain logistics centers and office facilities from a third-party lessor. The Restructured Lease expires in fiscal 2009, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of $121.0 million (the “residual value guarantee”). At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Restructured Lease contains covenants that must be complied with on a continuous basis consistent with the covenants described in certain of the credit facilities discussed in Note 10 of Notes to Consolidated Financial Statements. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. The amount funded under the Restructured Lease ($136.7 million at October 31, 2006) is treated as debt under the definition of the covenants required under both the Restructured Lease and the credit facilities. As of October 31, 2006, we were in compliance with all such covenants.

The sum of future minimum lease payments under the Restructured Lease at October 31, 2006 was $15.8 million. Properties leased under the Restructured Lease facility total 2.5 million square feet of space, with land totaling 204 acres. These properties are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwannee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $353.2 million at October 31, 2006, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that we continue to service, administer and collect the sold accounts receivable. During the nine months ended October 31, 2006 and 2005, we received gross proceeds of $869.1 million and $464.8 million, respectively, from the sale of the Receivables and recognized related discounts totaling $8.5 million and $3.1 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

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

We provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. We review the underlying credit for these guarantees on at least an annual basis. As of October 31, 2006 and January 31, 2006, the aggregate amount of guarantees under these arrangements totaled $10.6 million and $7.0 million, respectively, of which $5.4 million and $2.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed previously, we are continuing to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, we will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require us to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $7.6 million as of October 31, 2006. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of October 31, 2006. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (increased to $200.0 million in November 2005). As of October 31, 2006, the Company’s share repurchase program authorized in fiscal 2006 is complete. The share repurchases were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended October 31, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total numbers of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 – August 31, 2006	620,500	$34.66	620,500
September 1 – September 30, 2006	99,621	35.08	99,621
October 1 – October 31, 2006	—	—	—

Total	720,121	$34.72	720,121	$—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

Not applicable.

Item 5. Other Information

Resignation of Director

Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, at the Company’s Board of Directors meeting on December 5, 2006, the Company accepted the resignation of James M. Cracchiolo from the Company’s Board of Directors effective that same day.

Amendment to Bylaws

Effective December 5, 2006, the Board of Directors of the Company amended the last sentence of Article IV, Section A of the Company’s Bylaws to state, “The ‘Executive Officers’ shall be designated from time to time by resolution.” The previous language provided, “The ‘Executive Officers’ shall consist of the Chief Executive Officer, President of Worldwide Operations, Chief Financial Officer, Executive Vice Presidents, Senior Vice Presidents, Corporate Vice Presidents, Treasurer, Secretary and such other officers as the Board of Directors may designate from time to time by resolution.”

Item 6. Exhibits

(a) Exhibits

10-AAnn	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAoo	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

          (Registrant)

Signature	Title	Date
/S/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chief Executive Officer	December 5, 2006

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 5, 2006

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 5, 2006