Form 10-K
period 2007-01-31
TECH DATA CORP
filed 2007-03-30
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Aggregate market value of the voting stock held by non-affiliates was $1,976,725,934 based on the reported last sale price of common stock on July 31, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common stock, par value $.0015 per share	54,943,130

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 5, 2007, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), ranked 107th of the FORTUNE 500 in 2006, is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve more than 90,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers in more than 100 countries throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and Europe, formerly referred to as EMEA (including Europe, the Middle East and export sales to Africa).

We offer a variety of products from manufacturers and publishers such as Acer, Adobe, American Power, Apple, Asus Computer, Autodesk, Canon, Cisco Systems, Epson, Fujitsu-Siemens, Hewlett-Packard, IBM, Intel, Kingston, Lexmark, Lenovo, Logitech, Microsoft, Nortel Networks, Samsung, Sony, Symantec, Toshiba, Viewsonic, and Xerox. Products are generally shipped from regionally located logistics centers the same day the orders are received.

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

In 1998, we substantially enhanced our European presence with the acquisition of 83% of the voting common stock of Europe’s leading technology products distributor, Computer 2000 AG (“Computer 2000”). With a presence in significant geographic markets in Europe, the Middle East and Latin America, the purchase of Computer 2000 expanded Tech Data’s presence to 26 countries worldwide. In 1999, all of the shares of Computer 2000 were integrated into Tech Data Germany AG and the remaining minority interests in Computer 2000 were acquired in the third quarter of fiscal 2003.

In 1999, we nearly doubled our Canadian business through the acquisition of Globelle Corporation (“Globelle”), a leading publicly-held Canadian distributor. The purchase of Globelle provided critical mass and a complementary product and geographic focus to our Canadian operations.

In 2003, we expanded our presence in the European networking and communications market through the acquisition of all of the outstanding stock of Azlan Group PLC (“Azlan”). The Azlan acquisition strengthened Tech Data’s position in Europe with respect to networking products and value-added services.

In May 2005, the Company announced a formal restructuring program to better align Europe’s operating cost structure with the current business environment. The restructuring program was completed during the third quarter of fiscal 2007. In connection with this restructuring program, the Company incurred $54.7 million (including $30.9 million incurred in the year ended January 31, 2006) related to the restructuring program, comprised of $38.9 million (including $18.9 million incurred in the year ended January 31, 2006) for workforce reductions and $15.8 million (including $12.0 million incurred in the year ended January 31, 2006) for facility costs. All cash payments related to the restructuring program were funded by operating cash flows and our credit facilities. In addition, during fiscal 2007 and 2006, the Company incurred $8.6 million and $9.6 million, respectively, of external consulting costs related to the restructuring program. These consulting costs are included in selling, general and administrative expenses (“SG&A”) in the Consolidated Statement of Operations. These consulting costs, along with the costs of internal personnel which were dedicated to the implementation of the restructuring program and other incremental costs indirectly related to the restructuring program, have partially offset the savings from the restructuring program in Europe.

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, we made the decision to sell our European Training Business (the “Training Business”). In March 2006, we closed the sale of the Training Business to a third-party for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Our results of operations for the Training Business and the gain on the sale of the Training Business have been reclassified and presented as

“discontinued operations, net of tax” in our Consolidated Statement of Operations for all periods presented. The assets and liabilities of the Training Business have not been reclassified in our January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business were less than 0.5% of the total consolidated net assets of the Company.

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

In summary, the IT distribution industry continues to address a broad spectrum of reseller and vendor requirements despite certain vendors continuing with direct sales of certain products to end-users and/or resellers. New products and emerging market opportunities have helped to offset the impact of vendor direct sales on IT distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate key markets like the small- and mid-sized business (“SMB”) sector, which rely on VARs—our primary customer base—to gain access to and support for new technology. The economies of scale and global reach of large industry-leading distributors are expected to continue to be significant competitive advantages in this marketplace.

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

While we sell products in various countries throughout the world, and product categories may vary from region to region, during fiscal 2007, sales within our consolidated product categories approximated the following:

Peripherals	40%
Systems	30%
Networking	15%
Software	15%

We generated approximately 28% of our consolidated net sales in fiscal 2007 from products purchased from HP compared to 27%, and 28% of consolidated net sales in fiscal 2006 and 2005, respectively. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2007, 2006 or 2005.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 90,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2007, sales within our consolidated customer channels approximated the following:

VARs	60%
Direct marketers and retailers	25%
Corporate resellers	15%

No single customer accounted for more than five percent of our net sales during fiscal 2007, 2006 or 2005.

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

We provide our vendors with one of the largest bases of resellers throughout the Americas and Europe, delivering products to customers from our 26 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2—Properties for further discussion of our locations and logistics centers).

Sales and Electronic Commerce

Our sales force consists of field and inside telemarketing sales representatives. Our sales force is provided comprehensive training regarding our policies and procedures and technical characteristics of our products. These training programs are supplemented by product seminars offered by manufacturers and publishers. Field sales representatives are located in major metropolitan areas. Each field sales representative is supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call our inside sales teams on dedicated toll-free numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.

Increasingly, customers rely upon our electronic ordering and information systems, in addition to our product catalogs and frequent mailings, as sources for product information, including availability and price. Our on-line computer systems allow the inside sales teams to check current stocking levels in the Company’s logistics centers. Through our website, most customers can gain remote access to our information systems to check product availability and pricing and to place orders. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2007, approximately $9.5 billion (44%) of our consolidated net sales originated from orders received electronically, compared to approximately $9.0 billion (44%) in fiscal 2006 and approximately $7.3 billion (37%) in fiscal 2005.

Competition

We operate in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including Ingram Micro Inc., Synnex Corp., and several regional and local distributors. The competitive environment within Europe is highly fragmented, with market share spread among many regional and local competitors such as Actebis Group, and international distributors such as Ingram Micro Inc. and Westcon/Comstor.

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

Employees

On January 31, 2007, we had approximately 8,000 employees. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While we operate primarily in one industry, because of our global presence, we manage our business based on our geographic segments. Our geographic segments include the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and Europe, formerly referred to as EMEA (including Europe, the Middle East and export sales to Africa). In fiscal 2007, 2006 and 2005, 60%, 60%, and 62%, respectively, of our consolidated net sales were derived from operations outside of the United States.

Over the past several years, we have entered new markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, risk and earnings potential. We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) and earnings potential around the world. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures or recognize a portion of our accumulated other comprehensive (loss) income as a non-operating foreign currency exchange gain or loss (see Note 14 of Notes to Consolidated Financial Statements for further information regarding the geographical distribution of our net sales, operating (loss) income, depreciation and amortization, capital expenditures, identifiable assets and goodwill).

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

Executive Officers

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 27, 2007:

Name	Age	Title
Robert M. Dutkowsky	52	Chief Executive Officer
Jeffery P. Howells	49	Executive Vice President and Chief Financial Officer
Néstor Cano	43	President, Worldwide Operations
Kenneth Lamneck	52	President, the Americas
Joseph A. Osbourn	59	Executive Vice President and Chief Information Officer
Charles V. Dannewitz	52	Senior Vice President, Taxes and Treasurer
William K. Todd, Jr.	62	Senior Vice President, Logistics and Integration Services
Joseph B. Trepani	46	Senior Vice President and Corporate Controller
David R. Vetter	47	Senior Vice President, General Counsel and Secretary

Robert M. Dutkowsky, Chief Executive Officer, joined Tech Data as chief executive officer and was appointed to the board of directors in October 2006. He has nearly 30 years of experience in the IT industry including senior management positions in sales, marketing and channel distribution with leading manufacturers and software publishers IBM, EMC and J.D. Edwards. His IT career began in 1977 with IBM. During his 20 years with IBM, he served in several senior management positions, including executive assistant to former IBM CEO Lou Gerstner, and Vice President, Distribution – IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky was chairman, president and CEO of Egenera, Inc., a utility computing company based in Marlboro, Massachusetts. He earned a bachelor’s degree in labor and industrial relations from Cornell University.

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

In addition, recent legislation requires all member states of the European Union to adopt the European Directive 2002/96/EC regarding Waste in Electrical and Electronic Equipment (“WEEE Directive”) and 2002/95/EC regarding restrictions of the use of certain hazardous substances in electrical and electronic equipment (“RoHS Directive”) into national law. The manner and timing of adoption of these laws impacts the Company as, in some countries, it remains unclear to what extent and the manner in which the Company will be subject to compliance with these regulations and the financial costs and guarantees thereby required.

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

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2007, we operated a total of 26 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 14, and Europe – 12.

As of January 31, 2007, we leased or owned approximately seven million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate material difficulty in renewing our leases as they expire or securing replacement facilities.

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

There have been no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended January 31, 2007.

PART II

ITEM 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ Stock Market, Inc. As of March 1, 2007, there were 368 holders of record. We believe that there are approximately 44,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2007
Fourth quarter	$43.74	$36.23
Third quarter	40.00	32.10
Second quarter	38.75	33.99
First quarter	42.65	34.94

	High	Low
Fiscal year 2006
Fourth quarter	$42.10	$34.21
Third quarter	39.50	33.80
Second quarter	39.11	33.04
First quarter	43.56	33.82

Equity Compensation and Stock Purchase Plan Information

The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and stock purchase plans as of January 31, 2007 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding share-based incentives	Weighted average exercise price of outstanding share- based incentives	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	6,124,592	$35.83	3,228,502
Employee stock purchase	—	—	600,233
Non-employee directors’ equity compensation	101,500	34.93	—

Total	6,226,092	35.81	3,828,735
Employee equity compensation plan not approved by shareholders	984,533	38.12	—

Total	7,210,625	36.13	3,828,735

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In March 2005, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock (increased to $200.0 million in November 2005). As of October 31, 2006, the Company’s share repurchase program authorized in fiscal 2006 was completed. The share repurchases were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data. In the first quarter of fiscal 2007, management sold the European Training Business (the “Training Business”). The results of operations of the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax”, for all periods presented below. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company. This information should be read in conjunction with the MD&A and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	2007	2006	2005	2004	2003
Income statement data:
Net sales	$21,440,445	$20,482,851	$19,730,917	$17,358,525	$15,738,945
Cost of products sold	20,433,674	19,460,332	18,667,184	16,414,773	14,907,187

Gross profit	1,006,771	1,022,519	1,063,733	943,752	831,758
Selling, general and administrative expenses	851,097	828,278	832,178	771,786	612,728
Goodwill impairment (1)	136,093	—	—	—	328,872
Restructuring charges(2)	23,764	30,946	—	—	—
Special charges	—	—	—	3,065	—

Operating (loss) income	(4,183)	163,295	231,555	168,901	(109,842)
Loss on disposition of subsidiaries, net	—	—	—	—	5,745
Discount on sale of accounts receivable	12,509	5,503	—	—	—
Interest expense, net	28,742	23,996	22,867	16,566	24,045
Net foreign currency exchange (gain) loss	(15)	1,816	(2,959)	(1,893)	(6,942)

(Loss) income from continuing operations before income taxes	(45,419)	131,980	211,647	154,228	(132,690)
Provision for income taxes(3)	55,508	109,013	52,025	47,040	67,128

(Loss) income from continuing operations	(100,927)	22,967	159,622	107,188	(199,818)
Discontinued operations, net of tax	3,946	3,619	2,838	(3,041)	—

Net (loss) income	$(96,981)	$26,586	$162,460	$104,147	$(199,818)

(Loss) income per common share—basic:
Continuing operations	$(1.83)	$0.40	$2.74	$1.88	$(3.55)
Discontinued operations	0.07	0.06	0.05	(0.05)	—

Net (loss) income per common share—basic	$(1.76)	$0.46	$2.79	$1.83	$(3.55)

(Loss) income per common share—diluted:
Continuing operations	$(1.83)	$0.39	$2.69	$1.86	$(3.55)
Discontinued operations	0.07	0.06	0.05	(0.05)	—

Net (loss) income per common share—diluted	$(1.76)	$0.45	$2.74	$1.81	$(3.55)

Weighted average common shares outstanding:
Basic	55,129	57,749	58,176	56,838	56,256

Diluted	55,129	58,414	59,193	57,501	56,256

Dividends per common share	—	—	—	—	—

	2007	2006	2005	2004	2003
Balance sheet data:
Working capital	$1,816,564	$1,392,108	$1,488,617	$1,525,432	$1,399,283
Total assets	4,703,864	4,404,634	4,557,736	4,167,886	3,248,018
Revolving credit loans	77,195	235,088	68,343	80,221	188,309
Current portion of long-term debt	2,376	1,605	291,625	9,258	1,403
Long-term debt	363,604	14,378	17,215	307,934	314,498
Other long-term liabilities	46,252	38,598	45,178	46,591	16,155
Shareholders’ equity	1,702,720	1,760,307	1,927,471	1,658,489	1,338,530

(1)	See Note 6 of Notes to Consolidated Financial Statements for discussion of the goodwill impairment recorded in fiscal year 2007.
(2)	See Note 7 of Notes to Consolidated Financial Statements for discussion of restructuring costs incurred in fiscal year 2006 and 2007.
(3)	See Note 10 of Notes to Consolidated Financial Statements for discussion of the $8.4 million and $56.0 million increases in the deferred tax asset valuation allowance in fiscal 2007 and 2006, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2007 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and Europe, formerly referred to as EMEA (including Europe, the Middle East and export sales to Africa).

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at January 31, 2007 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 21%.

We continue to be satisfied with our performance over the last several years within the Americas. However, our profitability within Europe has been well below our expectations. We believe our lack of acceptable operating performance in Europe was the result of a combination of factors, including weaker demand conditions in certain countries, competitive pricing pressures, declining average selling prices and, most notably, the diverted focus of our management team in the region. Specifically, the combined effect of the completion of our comprehensive IT systems upgrade and harmonization project, further integration of our Azlan operations and, most recently, the implementation of our European restructuring program initiated in May 2005, diverted the focus of our management team in the region from executing appropriate pricing, purchasing and sales management practices.

In order to dedicate our strategic efforts and focus towards core growth opportunities, as well as our European turnaround, during the first quarter of fiscal 2007, we completed the sale of our Training Business to a third-party for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Our results of operations for the Training Business and the gain on the sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax” in our Consolidated Statement of Operations for all periods presented. The reclassification of the Training Business had the effect of reducing previously reported gross margin and selling, general and administrative expenses (“SG&A”) as a percentage of consolidated net sales by approximately .20% to .23% for fiscal 2006 and 2005. The impact on previously reported operating margin for these periods was relatively insignificant. The assets and liabilities of the Training Business have not been reclassified in our January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business were less than 0.5% of the total consolidated net assets of the Company.

During the second quarter of fiscal 2007, our challenges in Europe intensified. During this quarter, we recorded sharply lower than expected revenues which we believe was the result of a further deceleration in IT demand within Europe, in comparison to previous quarters. This deceleration in IT demand during the quarter, particularly within Western Europe where the majority of our European revenue is derived, was a key factor leading to a heightened level of pricing pressure experienced within the region during the quarter. This further deceleration in IT demand and heightened pricing pressure, coupled with continued internal distractions of management related to the restructuring program, resulted in our European operating results for the quarter falling well short of our internal expectations. As a result, we believed we had strong indicators of impairment of our goodwill in Europe and, therefore, we performed an impairment test for goodwill as of July 31, 2006. This goodwill impairment analysis reflected the recast of both our short and longer-term European financial outlook and resulted in our determination that a $136.1 million non-cash goodwill impairment charge was necessary as of July 31, 2006.

As a result of the market factors discussed in the paragraph above, we believe it will take longer than originally anticipated to reach an acceptable level of profitability in Europe. The major initiatives surrounding our restructuring program were completed in the third quarter of fiscal 2007, and the savings realized from our restructuring initiatives have partially offset the pressure on our gross margins experienced during the year. In addition, the dedicated resources which have been assigned across the region to optimize pricing, purchasing and sales management practices have begun to produce improvements. During the second semester of fiscal 2007, we have seen our European operations begin to stabilize with improving revenue growth and gross margins compared to the first semester of fiscal 2007. While we still have opportunities and expectations for additional improvement, we believe that our performance within several countries, especially during the second semester of fiscal 2007, is a positive indicator of the Company’s ability to improve our operating performance in Europe. However, we continue to remain cautiously optimistic, as the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to continue to improve our operating margins from their current level.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 31, 2006, and for stock-based compensation awards granted after January 31, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In accordance with SFAS No. 123R, we recognize stock-based compensation expense, reduced for estimated forfeitures, on a straight line basis over the requisite service period of the award. During fiscal 2007, we recognized $8.0 million of stock-based compensation expense as a result of the adoption of SFAS No. 123R. See further discussion related to our adoption of SFAS No. 123R included in Note 1 of Notes to Consolidated Financial Statements.

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 5% of our net sales; (3) the value and adequacy of collateral received from customers, if any and 4) our historical loss experience. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including, the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

Except for the section relating to discontinued operations, the Results of Operations discussion below relates only to continuing operations.

The following tables set forth our net sales and operating income, by geographic region, for the years ended January 31, 2007, 2006 and 2005:

	2007	% of net sales	2006	% of net sales	2005	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$9,965,074	46.48%	$9,464,667	46.21%	$8,482,512	42.99%
Europe	11,475,371	53.52	11,018,184	53.79	11,248,405	57.01

Worldwide	$21,440,445	100.00%	$20,482,851	100.00%	$19,730,917	100.00%

				2007	2006	2005
Year-over-year increase (decrease) in net sales (%):
Americas (US$)				5.3%	11.6%	8.2%
Europe (US$)				4.1%	(2.0)%	18.2%
Europe (Euro)				1.5%	(0.6)%	9.0%
Worldwide (US$)				4.7%	3.8%	13.7%

	2007	% of net sales	2006	% of net sales	2005	% of net sales
Operating income (loss) ($ in thousands):
Americas	$155,653	1.56%	$154,839	1.64%	$140,690	1.66%
Europe	(159,836)	(1.39)%	8,456	0.08%	90,865	0.81%

Worldwide	$(4,183)	(0.02)%	$163,295	0.80%	$231,555	1.17%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from HP generated 28%, 27% and 28% of our net sales in fiscal 2007, 2006 and 2005, respectively. There were no other manufacturers or publishers that accounted for 10% or more of our net sales in the past three years.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for each of the three most recent fiscal years:

	2007	2006	2005
Net sales	100.00%	100.00%	100.00%
Cost of products sold	95.30	95.01	94.61

Gross profit	4.70	4.99	5.39
Selling, general and administrative expenses	3.98	4.04	4.22
Goodwill impairment	0.63	—	—
Restructuring charges	0.11	0.15	—

Operating (loss) income	(0.02)	0.80	1.17
Interest expense	0.18	0.16	0.14
Discount on sale of accounts receivable	0.06	0.03	—
Interest income	(0.05)	(0.04)	(0.03)
Net foreign currency exchange (gain) loss	—	0.01	(0.01)

(Loss) income from continuing operations before income taxes	(0.21)	0.64	1.07
Provision for income taxes	0.26	0.53	0.27

(Loss) income from continuing operations	(0.47)	0.11	0.80
Discontinued operations, net of tax	0.02	0.02	0.02

Net (loss) income	(0.45)%	0.13%	0.82%

Net Sales

Our consolidated net sales were $21.4 billion in fiscal 2007, an increase of 4.7% when compared to fiscal 2006. On a regional basis, during fiscal 2007, net sales in the Americas increased by 5.3% over fiscal 2006 and increased by 4.1% in Europe (an increase of 1.5% on a euro basis). Our sales performance in the Americas is primarily due to stronger sales to direct marketers and retailers compared to the prior year somewhat offset by declining average selling prices of many of the products we sell. The increase in European sales in fiscal 2007 is primarily the result of the improved IT demand experienced in the second semester of fiscal 2007 and improved stability in our European operations partially offset by much lower demand in Western Europe during the first semester of fiscal 2007 (particularly in the second quarter).

Our consolidated net sales were approximately $20.5 billion during fiscal 2006, an increase of 3.8% when compared to fiscal 2005. On a regional basis, during fiscal 2006, net sales in the Americas increased by 11.6% over fiscal 2005 and decreased by 2.0% in EMEA (decrease of 0.6% on a euro basis). Our performance in the Americas was primarily due to reasons similar to those described above regarding our fiscal 2007 sales performance. Our performance in Europe can be attributed to a combination of factors, including somewhat weaker demand conditions in certain countries, competitive pricing pressures resulting in declining average selling prices and, most notably, the diverted focus of our management team in the region.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2007 was 4.70%, a decrease from 4.99% in fiscal 2006. The decrease in gross margin is primarily attributable to the more challenging pricing environment in Europe, particularly in the second quarter of fiscal 2007 and the internal distractions of management related to the final phases of our comprehensive IT systems upgrade and harmonization project and the implementation of the restructuring program in Europe, as discussed above. Since the completion of these initiatives during the third quarter of fiscal 2007, we have seen our European operations begin to stabilize and gross margins in the region improve sequentially during the third and fourth quarters of fiscal 2007. However, we continue to remain cautiously optimistic as the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or continue to improve gross margin from its current level.

Gross margin during fiscal 2006 was 4.99%, a decrease from 5.39% in fiscal 2005. The decrease in gross margin was primarily attributable to the highly competitive pricing environment and operational challenges in our European operations, as discussed above, and to a much lesser extent, changes in customer and product mix in both Europe and the Americas.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.98% in fiscal 2007, compared to 4.04% in fiscal 2006. The decrease in SG&A as a percentage of net sales in fiscal 2007 is the result of improvements in productivity, particularly in Europe, where we are realizing the benefits associated with our restructuring efforts.

In absolute dollars, worldwide SG&A increased by $22.8 million in fiscal 2007 compared to fiscal 2006. The increase in SG&A in fiscal 2007 is primarily attributable to an increase in credit costs in both the Americas and Europe due to higher than anticipated bankruptcies and other credit losses, increased labor costs in the Americas, a stronger euro versus the U.S. dollar in fiscal 2007 compared to fiscal 2006, and an additional $8.0 million of compensation expense related to the adoption of SFAS No. 123R in fiscal 2007. These increases were offset in part by the productivity improvements and benefits realized in Europe from the restructuring program, which we completed during the third fiscal quarter of 2007. SG&A includes external consulting costs related to the European restructuring program of $8.6 million and $9.6 million for fiscal 2007 and 2006, respectively.

SG&A as a percentage of net sales decreased to 4.04% in fiscal 2006, compared to 4.22% in fiscal 2005. The decrease in SG&A as a percentage of net sales in fiscal 2006 was the result of continuing cost savings initiatives and improvements in productivity, particularly in Europe, where we began to realize the benefits associated with our restructuring efforts. Also contributing to our decrease in SG&A was a reduction in credit costs due to favorable credit experience and the positive resolution of contingencies associated with certain customer accounts.

In absolute dollars, worldwide SG&A decreased by $3.9 million in fiscal 2006 compared to fiscal 2005. The decrease in fiscal 2006 was primarily due to the benefits realized from the restructuring program and the decrease in credit costs, partially offset by $9.6 million of external consulting costs incurred related to our European restructuring program, an increase in labor costs in the Americas to support the additional sales and, to a lesser extent, a stronger U.S. dollar versus the euro in fiscal 2006 compared to fiscal 2005.

Goodwill Impairment

As discussed earlier in this MD&A, due to certain indicators of impairment within our European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. This testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast for our European region resulted in the Company determining that a goodwill impairment charge was necessary. As of July 31, 2006, the Company recorded a $136.1 million non-cash charge for the goodwill impairment in Europe.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the European operating cost structure with the current business environment. As of October 31, 2006, the initiatives related to the European restructuring program had been completed. During fiscal 2007, we incurred $23.8 million related to the restructuring program, comprised of $20.0 million for workforce reductions and $3.8 million for facility costs. In total, from inception through completion of the program, we incurred $54.7 million related to the restructuring program, comprised of $38.9 million for workforce reductions and $15.8 million for facility costs.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 22.5% to $38.5 million in fiscal 2007 compared to $31.4 million in fiscal 2006. The increase in interest expense in fiscal 2007 is primarily attributable to the repurchase of the $290.0 million convertible subordinated debentures in the fourth quarter of fiscal 2006 using revolving credit facilities, which have higher short-term borrowing rates. In addition, average short-term interest rates increased in comparison to the prior fiscal year, resulting in an increase in interest expense in fiscal 2007 compared to fiscal 2006.

Interest expense increased 10.4% to $31.4 million in fiscal 2006 compared to $28.5 million in fiscal 2005. The increase in interest expense during fiscal 2006 was primarily due to additional working capital requirements resulting from higher sales volume and an increase in our average short-term borrowing rate compared to the prior fiscal year.

Discount on the sale of accounts receivable totaled $12.5 million and $5.5 million, respectively, in fiscal 2007 and 2006. The discount is associated with the accounts receivable purchase facility agreements executed in fiscal 2006 (see further discussion below in this MD&A and in Note 4 of Notes to Consolidated Financial Statements). The increase in the discount on sale of accounts receivable from fiscal 2006 to fiscal 2007 reflects the fact that the Company began selling accounts receivable under the program in the second quarter of fiscal 2006 which resulted in an increase in the average amount of accounts receivables sold under the programs and an increase in the discount rates charged in fiscal 2007 compared to fiscal 2006.

Interest income increased 31.5% to $9.8 million in fiscal 2007 compared to $7.4 million in fiscal 2006. The increase in interest income during fiscal 2007 compared to fiscal 2006 is primarily attributable to higher interest rates earned on short-term cash investments and higher average investment balances compared to the prior fiscal year. Interest income increased 32.5% to $7.4 million in fiscal 2006 from $5.6 million in fiscal 2005. The increase in interest income during fiscal 2006 compared to fiscal 2005 was primarily attributable to higher interest rates earned on short-term cash investments compared to the prior fiscal year.

We realized a net foreign currency exchange gain of $0.1 million in fiscal 2007 compared to a net foreign currency exchange loss of $1.8 million during fiscal 2006 and a net foreign currency exchange gain of $3.0 million in fiscal 2005. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was (122.2)% in fiscal 2007 and 82.6% in fiscal 2006. The change in the effective tax rate during fiscal 2007 compared to fiscal 2006 is primarily the result of the previously discussed goodwill impairment in Europe of $136.1 million, which is non-deductible for tax purposes, and an increase in net operating losses in certain tax jurisdictions for which no tax benefit was recognized. Additionally, we recorded an increase in the deferred tax valuation allowance related to certain jurisdictions in Europe of $8.4 million and $56.0 million in fiscal years 2007 and 2006, respectively, related to net operating losses recorded in previous years. On an absolute dollar basis, the provision for income taxes decreased 49.1% to $55.5 million in fiscal 2007 as compared to $109.0 million in fiscal 2006 primarily as a result of the decrease in the adjustment to the deferred tax asset valuation allowance.

While we believe our restructuring efforts will improve the operating performance within our European operations, we determined the respective increases in the valuation allowances on deferred tax assets in fiscal 2007 and 2006 to be appropriate due to cumulative losses realized within the respective fiscal years, after considering the effect of implementing prudent and feasible tax planning strategies. To the extent we generate future consistent taxable income within those operations currently requiring the valuation allowance, we may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

Our effective tax rate for continuing operations was 82.6% in fiscal 2006 and 24.6% in fiscal 2005. The increase in the effective tax rate during fiscal 2006 compared to fiscal 2005 is primarily the result of the previously mentioned $56.0 million increase in the valuation allowance on deferred tax assets. On an absolute dollar basis, the provision for income taxes increased 109.5% to $109.0 million in fiscal 2006 as compared to $52.0 million in fiscal 2005 primarily as a result of the increase in the deferred tax valuation allowance.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily for the reasons discussed above, net operating losses in certain tax jurisdictions for which no tax benefit was recognized and tax rate benefits of earnings from operations in certain lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

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

Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes. At January 31, 2007, we believe we have appropriately accrued for probable income tax exposures. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.

Discontinued Operations, Net of Tax

The results of operations and the gain on sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, within the Consolidated Statement of Operations for all periods presented. For fiscal 2007, we realized income from discontinued operations, net of tax, of $3.9 million, comprised of a $3.8 million gain, net of tax, on the sale of the Training Business and $0.1 million of income from operations of the Training Business prior to the sale in March 2006. We realized $3.6 million and $2.8 million of income from discontinued operations, net of tax, in fiscal 2006 and 2005, respectively.

Impact of Inflation

For the fiscal years ended January 31, 2007, 2006 and 2005, we do not believe that inflation had a material impact on our consolidated operations or on our financial position.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included a reduction of demand in Europe during our second and third fiscal quarters followed by an increase in European demand during our fiscal fourth quarter. Given that a significant portion of our revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact our business, financial condition, or results of operations. See Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure, which includes both continuing and discontinued operations for all periods presented. The absence of cash flows from discontinued operations is not expected to affect the Company’s future liquidity.

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2007, 2006 and 2005:

	Years ended January 31,
	2007	2006	2005
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(13,988)	$257,439	$106,945
Investing activities	(23,666)	(51,583)	(38,645)
Financing activities	121,753	(235,438)	12,200
Effect of exchange rate changes on cash and cash equivalents	24,242	(8,809)	5,755

Net increase (decrease) in cash and cash equivalents	$108,341	$(38,391)	$86,255

Net cash used in operating activities was $14.0 million for fiscal 2007 compared to $257.4 million cash provided by operations in fiscal 2006. The $14.0 million cash used in operations in fiscal 2007 was due primarily to the timing of cash received from customers and the timing of payments to vendors. In addition, our operating cash flows in fiscal 2007 were influenced by higher accounts receivable balances due to an acceleration of revenue growth in Europe in the fourth quarter of fiscal 2007 compared to the same period of fiscal 2006. We have several key metrics we use to manage our working capital, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days remained relatively consistent at 30 days at the end of fiscal 2007 compared to 29 days at the end of fiscal 2006. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 29% at the end of fiscal 2007, meaning our accounts payable balances exceeded our inventory balances by 29%. This compares to negative owned inventory of 25% at the end of fiscal 2006.

Net cash provided by operating activities increased to $257.4 million in fiscal 2006 as compared to $106.9 million in fiscal 2005 due primarily to the timing of payments to vendors. Our net cash days improved by approximately 6% to 29 days at the end of fiscal 2006 compared to 31 days at the end of fiscal 2005, resulting from improved management of our worldwide cash conversion cycle. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 25% at the end of fiscal 2006. This compared to negative owned inventory of 18% at the end of fiscal 2005.

The following table presents the components of Tech Data’s cash conversion cycle, in days, as of January 31, 2007, 2006 and 2005:

	As of January 31,
	2007	2006	2005
Days of sales outstanding	37	36	36
Days of supply in inventory	24	26	25
Days of purchases outstanding	(31)	(33)	(30)

Cash conversion cycle (days)	30	29	31

Net cash used in investing activities of $23.7 million during fiscal 2007 was primarily due to $43.7 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by $16.5 million proceeds received from the sale of the Training Business and $3.6 million of proceeds from the sale of property and equipment. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2008 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in investing activities of $51.6 million during fiscal 2006 was primarily attributable to the continuing investment related to the expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers.

Net cash provided by financing activities of $121.8 million during fiscal 2007 is primarily the result of net proceeds of $342.6 million received from the issuance of $350.0 million of convertible debentures in December 2006, $25.2 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based awards and purchases made through our Employee Stock Purchase Plan (“ESPP”), offset by $166.4 million of net repayments on our revolving credit lines and long-term debt and the use of $80.1 million for the repurchase of 2,222,720 shares of our common stock.

Net cash used in financing activities of $235.4 million during fiscal 2006 is primarily the result of the repayment of our $290.0 million convertible subordinated debentures and $127.0 million for the repurchase of 3,443,131 shares of our common stock, partially offset by net borrowings on our revolving credit lines of $166.5 million and $16.7 million in proceeds received for the issuance of common stock related to our stock option exercises and purchases made through our ESPP.

As of January 31, 2007, we maintained a $400.0 million Receivables Securitization Program with a syndicate of banks. We pay interest (rate of 5.70% at January 31, 2007) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks that expires in March 2010. We pay interest (rate of 6.32% at January 31, 2007) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $787.4 million at January 31, 2007 (average interest rate on the borrowing was 4.37% at January 31, 2007).

The total capacity of the aforementioned credit facilities was approximately $1.4 billion, of which $77.2 million was outstanding at January 31, 2007. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio, and a tangible net worth requirement. At January 31, 2007, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of January 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $750.1 million.

On March 20, 2007, we amended the $250.0 million Multi-currency Revolving Credit Facility, the Receivables Securitization Program and the synthetic lease facility we have with a group of financial institutions (the “Synthetic Lease”), further discussed below. The primary purpose of these amendments was to obtain more favorable interest rates, lease rates and facility fees. In addition, the maturity date of the Multi-currency Revolving Credit Facility was extended to March 20, 2012.

At January 31, 2007, we had issued standby letters of credit of $25.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We will pay interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into our common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The proceeds from the offering were used to payoff short-term debt and for other general corporate purposes.

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

In fiscal 2006, our Board of Directors authorized a share repurchase program of up to $200.0 million of our common stock. Share repurchases under the program were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans. During fiscal 2007, we repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with our share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. As of October 31, 2006, the share repurchase program authorized in fiscal 2006 was completed.

Our debt to capital ratio was 21% at January 31, 2007. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Contractual Obligations

As of January 31, 2007, future payments of long-term debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital leases	Long-term debt	Total
Fiscal year:
2008	$65,285	$3,381	$—	$68,666
2009	55,367	1,974	—	57,341
2010	43,339	1,809	—	45,148
2011	33,459	1,809	—	35,268
2012	18,996	1,809	350,000	370,805
Thereafter	66,843	9,110	—	75,953

Total payments	$283,289	19,892	350,000	653,181
Less amounts representing interest	—	(3,912)	—	(3,912)

Total principal payments	$283,289	$15,980	$350,000	$649,269

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

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal 2009, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $118.0 million (the “residual value”). At any time during the lease term, we may, at our option purchase up to four of the seven properties, at an amount equal to each property’s cost. We pay interest on the Synthetic Lease at LIBOR plus an agreed-upon margin. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed above and in Note 8 of Notes to Consolidated Financial Statements. The amount funded under the

Synthetic Lease (approximately $133.2 million at January 31, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of January 31, 2007, we were in compliance with all such covenants.

In January 2007, we sold approximately 6 acres of excess land located in Miami, Florida. The sale was executed pursuant to the “excess sale” provisions of the Synthetic Lease agreement and resulted in a gain of $3.6 million recorded during the quarter ended January 31, 2007. This gain is included within SG&A our Consolidated Statement of Operations.

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2007 was approximately $13.5 million. Properties leased under the Synthetic Lease facility total 2.5 million square feet of space, with land totaling approximately 198 acres located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Synthetic Lease has been accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 requires us to evaluate whether an entity with which we are involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether we are required to consolidate that entity. We have determined that the third-party lessor of this synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $356.1 million at January 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that we continue to service, administer and collect the sold accounts receivable.

During fiscal 2007 and 2006, we received gross proceeds of $1.3 billion and $796.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $12.5 million and $5.5 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2007 and 2006, the aggregate amount of guarantees under these arrangements totaled approximately $11.5 million and $7.0 million, respectively, of which approximately $7.0 million and $2.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 3—Discontinued Operations, we continue to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, we will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require that we make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $8.2 million as of January 31, 2007. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

We also provide residual value guarantees related to our Synthetic Lease which have been recorded at the estimated fair value of the residual value guarantees.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in Europe vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card and cash on delivery basis. In addition, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

As a large global organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, we do not enter into foreign currency derivative instruments for speculative or trading purposes. Our primary exposure relates to transactions in Europe, where the currency collected from customers can be different from the currency used to purchase the product. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes.

Foreign exchange risk is managed by using foreign currency forward, option and swap contracts to hedge both intercompany and third party a) loans, b) accounts receivable and c) accounts payable.

We have elected not to designate our foreign currency contracts as hedging instruments, and they are therefore marked-to-market with changes in their value recorded in the Consolidated Statement of Operations each period. During fiscal 2007 and 2006, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Norwegian krone, Polish zloty, Swedish krona and Swiss franc.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 31, 2007 and 2006. The information is provided in U.S. dollar equivalents. For the foreign currency contracts, the table presents the notional amount (at contractual exchange rates) and the weighted average contractual foreign currency exchange rates. These contracts are generally for durations of 90 days or less.

Foreign Currency Contracts

Notional Amounts by Expected Maturity

Average Forward Foreign Currency Exchange Rate

(Dollar amounts in millions, except weighted average contract rates)

	January 31, 2007			January 31, 2006
	Notional amount	Weighted average contract rate	Estimated fair market value	Notional amount	Weighted average contract rate	Estimated fair market value
United States Dollar Functional Currency
Forward Contracts— Purchase United States Dollar
Euro	$128.14	1.297	$(0.42)	$33.63	1.215	$(0.09)
Swiss Franc	5.03	1.240	0.01	3.17	1.276	(0.01)
Norwegian Krone	1.55	6.373	—	2.20	6.629	—
Danish Krone	0.88	5.747	—	5.71	6.161	(0.03)
British Pound	36.10	1.953	(0.17)	42.08	1.768	(0.36)
Swedish Krona	0.75	7.003	—	2.63	7.636	(0.02)
Miscellaneous other currencies	—	—	—	0.65	—	—
Forward Contracts— Sell United States Dollar
Euro	$19.90	1.292	$0.13	$21.60	1.199	$0.46
British Pound	12.22	1.966	(0.02)	—	—	—
Miscellaneous other currencies	3.73	—	0.02	1.26	—	0.01
Euro Functional Currency
Forward Contracts— Purchase Euro
United States Dollar	$51.10	1.311	$(0.32)	$118.70	1.217	$0.13
Czech Koruna	21.42	27.780	0.01	16.09	28.775	(0.20)
Swedish Krona	117.64	9.073	(0.03)	148.98	9.234	0.05
Swiss Franc	32.20	1.621	(0.02)	47.12	1.554	(0.08)
Danish Krone	—	—	—	21.60	7.463	—
Canadian Dollar	135.58	1.532	(0.04)	35.68	1.394	(0.17)
Polish Zloty	41.56	3.934	(0.05)	26.39	3.832	(0.06)
Norwegian Krone	7.91	8.253	(0.01)	7.60	8.131	(0.04)
Israeli Shekel	5.16	5.501	—	—	—	—
Forward Contracts— Sell Euro
United States Dollar	$294.66	1.298	$(0.93)	$185.39	1.215	$(0.48)
Swedish Krona	—	—	—	5.14	9.300	0.03
Forward Contracts— Purchase Swedish Krona
Norwegian Krone	$—	—	$—	$1.72	1.149	$0.01
Forward Contracts— Sell Swedish Krona
United States Dollar	$—	—	$—	$3.94	7.668	$(0.04)

	January 31, 2007			January 31, 2006
	Notional amount	Weighted average contract rate	Estimated fair market value	Notional amount	Weighted average contract rate	Estimated fair market value
Other Miscellaneous Functional Currencies
Forward Contracts—Purchase United States Dollar
Canadian Dollar	$11.25	1.171	$0.05	$9.45	1.149	$(0.08)
Swiss Franc	1.00	1.246	—	1.10	1.268	0.01
Chilean Peso	5.47	541.890	—	5.80	527.991	(0.05)
Polish Zloty	21.46	2.943	0.16	9.28	3.183	(0.13)
Czech Koruna	3.60	21.712	—	1.69	23.381	(0.01)
Swedish Krona	2.50	6.883	—	3.90	7.677	(0.05)
Miscellaneous other currencies	1.00	—	—	—	—	—
Forward Contracts—Purchase Euro
Swedish Krona	$8.45	9.036	$—	$—	—	$—
Swiss Franc	11.12	1.603	0.07	7.43	1.547	0.02
Polish Zloty	13.16	3.865	0.04	13.56	3.840	(0.06)
Miscellaneous other currencies	—	—	—	0.65	—	—
Forward Contracts—Sell Euro
Swiss Franc	$2.65	1.615	$—	$—	—	$—
Polish Zloty	1.56	3.870	—	17.31	3.839	0.07
Swedish Krona	2.87	9.086	—	5.11	9.300	0.03
Forward Contracts—Sell United States Dollar
Swiss Franc	$—	—	$—	$0.56	1.273	$—
Polish Zloty	5.25	2.990	(0.01)	8.70	3.146	0.02
Swedish Krona	4.19	6.948	—	—	—	—
Forward Contracts—Sell Norwegian Krone
Swedish Krona	$1.55	1.095	$(0.02)	$2.21	1.150	$0.01
Forward Contracts—Sell Danish Krone
Swedish Krona	$30.46	1.212	$(0.05)	$—	—	$—

We are exposed to changes in interest rates primarily as a result of our short- and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2007 and 2006, approximately 83% and 6%, respectively, of the outstanding debt had fixed interest rates. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities, to finance working capital needs.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Fair value for these instruments was determined based on third-party valuations. All amounts are stated in U.S. dollar equivalents.

Debt and Interest Rate Contracts as of January 31, 2007

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,						Fair market value January 31, 2007
	2008	2009	2010	2011	Thereafter	Total
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—revolving credit
Fixed rate debt	$—	—	—	—	$350.0	$350.0	$339.0
Average interest rate	—	—	—	—	2.75%
Euro Functional Currency
Liabilities
Euro denominated debt—revolving credit
Variable rate debt	$62.9	—	—	—	—	$62.9	$62.9
Average interest rate	3.78%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$2.4	$1.1	$1.0	$1.0	$10.5	$16.0	$16.0
Average interest rate	6.15%	6.15%	6.15%	6.15%	6.15%
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—revolving credit
Variable rate debt	$14.3	—	—	—	—	$14.3	$14.3
Average interest rate	7.25%	—	—	—	—

Debt and Interest Rate Contracts as of January 31, 2006

Principal Notional Amount by Expected Maturity

(Dollar amounts in millions)

	January 31,						Fair market value January 31, 2006
	2007	2008	2009	2010	Thereafter	Total
United States Dollar Functional Currency
Liabilities
U.S. dollar denominated debt—revolving credit
Variable rate debt	$126.6	—	—	—	—	$126.6	$126.6
Average interest rate	4.76%	—	—	—	—
Euro Functional Currency
Liabilities
Euro denominated debt—revolving credit
Variable rate debt	$82.0	—	—	—	—	$82.0	$82.0
Average interest rate	3.13%	—	—	—	—
Euro denominated long-term debt (including current portion)
Fixed rate debt	$1.6	$1.7	$1.0	$1.0	$10.7	$16.0	$16.0
Average interest rate	5.94%	5.94%	5.94%	5.94%	5.94%
Other Miscellaneous Functional Currencies
Liabilities
Other foreign currencies denominated debt—revolving credit
Variable rate debt	$26.5	—	—	—	—	$26.5	$26.5
Average interest rate	5.72%	—	—	—	—

ITEM 8.	Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tech Data Corporation:

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tech Data Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Tampa, Florida

March 28, 2007

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$265,006	$156,665
Accounts receivable, net	2,464,735	2,160,138
Inventories	1,556,008	1,527,729
Prepaid expenses and other assets	122,103	138,927

Total current assets	4,407,852	3,983,459
Property and equipment, net	140,762	141,275
Goodwill	2,966	134,327
Other assets, net	152,284	145,573

Total assets	$4,703,864	$4,404,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$77,195	$235,088
Accounts payable	2,011,203	1,917,213
Current portion of long-term debt	2,376	1,605
Accrued expenses and other liabilities	500,514	437,445

Total current liabilities	2,591,288	2,591,351
Long-term debt	363,604	14,378
Other long-term liabilities	46,252	38,598

Total liabilities	3,001,144	2,644,327

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2007 and 2006	89	89
Additional paid-in capital	732,378	729,455
Treasury stock, at cost (4,313,103 and 3,048,060 shares at January 31, 2007 and 2006)	(157,628)	(112,601)
Retained earnings	841,402	938,383
Accumulated other comprehensive income	286,479	204,981

Total shareholders’ equity	1,702,720	1,760,307

Total liabilities and shareholders’ equity	$4,703,864	$4,404,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2007	2006	2005
Net sales	$21,440,445	$20,482,851	$19,730,917
Cost of products sold	20,433,674	19,460,332	18,667,184

Gross profit	1,006,771	1,022,519	1,063,733

Operating expenses:
Selling, general and administrative expenses	851,097	828,278	832,178
Goodwill impairment (Note 6)	136,093	—	—
Restructuring charges (Note 7)	23,764	30,946	—

	1,010,954	859,224	832,178

Operating (loss) income	(4,183)	163,295	231,555

Other expense (income):
Interest expense	38,506	31,422	28,473
Discount on sale of accounts receivable	12,509	5,503	—
Interest income	(9,764)	(7,426)	(5,606)
Net foreign currency exchange (gain) loss	(15)	1,816	(2,959)

	41,236	31,315	19,908

(Loss) income from continuing operations before income taxes	(45,419)	131,980	211,647
Provision for income taxes	55,508	109,013	52,025

(Loss) income from continuing operations	(100,927)	22,967	159,622
Discontinued operations, net of tax (Note 3)	3,946	3,619	2,838

Net (loss) income	$(96,981)	$26,586	$162,460

(Loss) income per common share – basic:
Continuing operations	$(1.83)	$0.40	$2.74
Discontinued operations	0.07	0.06	0.05

Net (loss) income	$(1.76)	$0.46	$2.79

(Loss) income per common share – diluted:
Continuing operations	$(1.83)	$0.39	$2.69
Discontinued operations	0.07	0.06	0.05

Net (loss) income	$(1.76)	$0.45	$2.74

Weighted average common shares outstanding:
Basic	55,129	57,749	58,176

Diluted	55,129	58,414	59,193

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)(a)	Total shareholders’ equity
	Shares	Amount
Balance—January 31, 2004	57,717	$87	$686,092	$—	$749,337	$222,973	$1,658,489
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $5,738	1,267	1	38,470	—	—	—	38,471
Comprehensive income	—	—	—	—	162,460	68,051	230,511

Balance—January 31, 2005	58,984	88	724,562	—	911,797	291,024	1,927,471
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $1,460	255	1	8,001	—	—	—	8,002
Purchase of treasury stock, at cost	—	—	—	(127,027)	—	—	(127,027)
Issuance of treasury stock for benefit plans and stock options exercised, including related tax benefit of $1,174	—	—	(3,108)	14,426	—	—	11,318
Comprehensive income (loss)	—	—	—	—	26,586	(86,043)	(59,457)

Balance—January 31, 2006	59,239	89	729,455	(112,601)	938,383	204,981	1,760,307
Purchase of treasury stock, at cost	—	—	—	(80,093)	—	—	(80,093)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $2,680	—	—	(5,123)	32,986	—	—	27,863
Contribution of treasury stock to 401(k) savings plan	—	—	73	2,080	—	—	2,153
Stock-based compensation expense	—	—	7,973	—	—	—	7,973
Comprehensive (loss) income	—	—	—	—	(96,981)	81,498	(15,483)

Balance—January 31, 2007	59,239	$89	$732,378	$(157,628)	$841,402	$286,479	$1,702,720

(a)	The Company’s accumulated other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Cash received from customers	$21,185,902	$20,504,871	$19,745,283
Cash paid to suppliers and employees	(21,091,764)	(20,160,865)	(19,571,824)
Interest paid, net	(26,910)	(21,082)	(18,837)
Income taxes paid	(81,216)	(65,485)	(47,677)

Net cash (used in) provided by operating activities	(13,988)	257,439	106,945

Cash flows from investing activities:
Proceeds from sale of business	16,500	—	—
Proceeds from sale of property and equipment	3,563	9,169	5,130
Expenditures for property and equipment	(31,667)	(41,973)	(25,876)
Software and software development costs	(12,062)	(18,779)	(17,899)

Net cash used in investing activities	(23,666)	(51,583)	(38,645)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	25,183	16,686	32,733
Cash paid for purchase of treasury stock	(80,093)	(127,027)	—
Proceeds from issuance of convertible debentures, net of expenses	342,554	—	—
Net (repayments) borrowings on revolving credit loans	(164,824)	166,530	(11,319)
Principal payments on long-term debt	(1,611)	(291,627)	(9,214)
Excess tax benefit from stock-based compensation	544	—	—

Net cash provided by (used in) financing activities	121,753	(235,438)	12,200

Effect of exchange rate changes on cash and cash equivalents	24,242	(8,809)	5,755

Net increase (decrease) in cash and cash equivalents	108,341	(38,391)	86,255
Cash and cash equivalents at beginning of year	156,665	195,056	108,801

Cash and cash equivalents at end of year	$265,006	$156,665	$195,056

Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Net (loss) income	$(96,981)	$26,586	$162,460

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment	$136,093	$—	$—
Gain on sale of discontinued operations, net of tax	(3,834)	—	—
Gain on sale of land	(3,563)	—	—
Depreciation and amortization	53,280	53,744	55,472
Provision for losses on accounts receivable	27,655	6,172	13,268
Stock-based compensation expense	7,973	—	—
Deferred income taxes	4,296	26,466	(3,616)
Excess tax benefit from stock-based compensation	(544)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(242,305)	(32,585)	(44,305)
Inventories	25,806	(83,311)	(119,999)
Prepaid expenses and other assets	5,636	3,078	(32,193)
Accounts payable	21,985	214,804	55,849
Accrued expenses and other liabilities	50,515	42,485	20,009

Total adjustments	82,993	230,853	(55,515)

Net cash (used in) provided by operating activities	$(13,988)	$257,439	$106,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, direct marketers, retailers and corporate resellers. The Company is managed in two geographic segments: the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and Europe, formerly referred to as EMEA (including Europe, the Middle East and export sales to Africa).

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has accounted for the European Training Business (the “Training Business”) as a discontinued operation. The results of operations of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, for all periods presented. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company at January 31, 2006. The cash flows of the Training Business have not been reported separately within the Company’s Consolidated Statement of Cash Flows as the net cash flows of the Training Business are not material and the absence of cash flows from discontinued operations has not affected the Company’s liquidity subsequent to the sale of the Training Business. The transaction is further discussed in Note 3—Discontinued Operations.

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

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal years 2007, 2006 and 2005.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance, specifically identified customer risks and historical writeoff experience. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on our consolidated financial results.

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

Long-Lived Assets

Long-lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is evaluated when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. Any impairment loss is measured by comparing the fair value of the asset to its carrying value.

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

Intangible Assets

Included within other assets at both January 31, 2007 and 2006 are certain intangible assets including capitalized software costs, as well as value assigned to the acquired customer lists and trademarks related to the acquisitions of Computer 2000 AG (“Computer 2000”) and Azlan Group PLC (“Azlan”). Such capitalized costs and intangibles are being amortized over a period of three to ten years.

The Company capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”.

The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed, its fit in the Company’s overall strategy, and our experience with similar software. It is the Company’s policy to amortize personal computer-related software, such as spreadsheet and word processing applications, over three years, which reflects the rapid changes in personal computer software. Mainframe software licenses are amortized over five years, which is in line with the longer economic life of mainframe systems compared to personal computer systems. Finally, strategic applications such as customer relationship management and enterprise-wide systems are amortized over seven to ten years based on their strategic fit and the Company’s historical experience with such applications.

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2007, 2006 and 2005.

Income Taxes

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments because such amounts are expected to be reinvested indefinitely.

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

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout the United States, Europe, Canada, Latin America, the Caribbean, the Middle East and Africa. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than five percent of the Company’s net sales during fiscal years 2007, 2006 and 2005.

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

Derivative Financial Instruments

The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments. The majority of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.

Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange (gain) loss” in the period in which their value changes, with the offsetting entry for unsettled positions being booked to either other current assets or other current liabilities. Gains and losses resulting from effective accounting hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

The notional amount of forward exchange contracts is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

The Company’s derivative financial instruments outstanding at January 31, 2007 and 2006 are as follows:

	January 31, 2007		January 31, 2006
	Notional amounts	Estimated fair value	Notional amounts	Estimated fair value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$1,043,076	$(1,604)	$818,030	$(1,109)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible senior debentures was approximately $339.0 million at January 31, 2007 based upon available market information.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net (loss) income” and “other comprehensive (loss) income.” The Company’s other comprehensive (loss) income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive (loss) income, net of taxes, for the years ended January 31, 2007, 2006 and 2005 is as follows:

	Year ended January 31,
	2007	2006	2005
	(In thousands)
Comprehensive (loss) income:
Net (loss) income	$(96,981)	$26,586	$162,460
Change in CTA(1)	81,498	(86,043)	68,051

Total	$(15,483)	$(59,457)	$230,511

(1)	There was no income tax effect in fiscal years 2007, 2006 or 2005.

Accumulated comprehensive (loss) income includes $28.6 million of income taxes at January 31, 2007, 2006 and 2005.

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

The Company has elected the “modified prospective” method as permitted by SFAS No. 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective method requires compensation expense to be recognized for all stock-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as previously determined under the provisions of SFAS No. 123. Effective February 1, 2006 the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. The Company estimated the forfeiture rate for the fiscal year ended January 31, 2007 based on its historical experience during the preceding five fiscal years. For the fiscal year ended January 31, 2007, the Company recorded $8.0 million of stock-based compensation expense (approximately $0.09 per diluted share), which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

43

In accordance with SFAS No. 123R, beginning in the quarter ended April 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for stock-based awards (excess tax benefits) both as an operating activity and as a financing activity in the Consolidated Statement of Cash Flows. Cash received from stock option exercises during the fiscal year ended January 31, 2007 was $25.2 million and the actual benefit received from the tax deduction from stock option exercises of the stock-based payment awards was $2.7 million for the fiscal year ended January 31, 2007.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company applied the disclosure only provisions of SFAS No. 148, which amends SFAS No. 123. SFAS No. 148 allowed for the continued use of recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans, but required disclosure of compensation expense as if the fair value-based method had been applied.

The following table illustrates the pro forma net income and pro forma income per share for fiscal years ended January 31, 2006 and 2005, reflecting the compensation cost that the Company would have recorded on its equity incentive plans had it used the fair value-based method at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123.

	Year ended January 31,
	2006	2005
	(In thousands, except per share amounts)
Net income, as reported	$26,586	$162,460
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	(22,804)	(17,592)

Pro forma net income	$3,782	$144,868

Earnings per share:
Basic-as reported	$0.46	$2.79

Basic-pro forma	$0.07	$2.49

Diluted-as reported	$0.45	$2.74

Diluted-pro forma	$0.06	$2.45

(1)	Pro-forma stock compensation expense for the year ended January 31, 2006 includes incremental expense, net of the related tax effects, of approximately $15.4 million related to the accelerated vesting of stock options issued in March 2004, as further discussed in Note 11 – Employee Benefit Plans.

Treasury Stock

Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of stock-based awards or other corporate purposes is based on the weighted average purchase price of the shares.

Cash Management System

Under the Company’s cash management system, to the extent that cash is unavailable locally, disbursements cleared by the bank are reimbursed on a daily basis from available credit facilities. As a result, checks issued but not yet presented to the bank by the payee are not considered reductions of cash or accounts payable. Included in accounts payable are $115.5 million and $87.3 million at January 31, 2007 and 2006, respectively, for which checks are outstanding.

Statement of Cash Flows

Short-term investments which are highly liquid and have an original maturity of ninety days or less are considered cash equivalents.

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

Non-Cash Transactions

During the fiscal year ended January 31, 2005, the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures were exchanged for new notes (see further discussion at Note 9—Long-Term Debt).

Recent Accounting Pronouncements & Legislation

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB No. 108 requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of the provisions of SAB No. 108, effective as of the fiscal year ended January 31, 2007, did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS No. 157 in the first quarter of fiscal 2008 and is currently in the process of evaluating what impact the adoption of FAS No. 157 may have on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be applicable to the Company beginning February 1, 2007 and the Company is currently in the process of evaluating what impact the adoption of FIN 48 may have on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company is required to adopt the provisions of EITF No. 06-03 in the fiscal year beginning February 1, 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”) adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. As of January 31, 2007, the Company has applied the provisions of FSP 143-1, which requires recognition of the estimated liability and obligation associated with the historical waste, upon adoption of the Directive into law by the applicable EU member countries in which it operates. The adoption of FSP 143-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Reclassifications have been made to the January 31, 2006 and 2005 financial statements to conform to the January 31, 2007 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. For the years ended January 31, 2007, 2006 and 2005, diluted EPS reflects the potential dilution that could occur assuming the exercise of the stock options and similar equity incentives (as further discussed below) using the treasury stock or if-converted method, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2007			Year ended January 31, 2006			Year ended January 31, 2005
	Net loss	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net (loss) income per common share-basic	$(96,981)	55,129	$(1.76)	$26,586	57,749	$0.46	$162,460	58,176	$2.79

Effect of dilutive securities:
Stock options	—	—		—	665		—	1,017

Net (loss) income per common share-diluted	$(96,981)	55,129	$(1.76)	$26,586	58,414	$0.45	$162,460	59,193	$2.74

At January 31, 2007, 2006 and 2005, there were 2,573,907, 3,215,066 and 1,435,852 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at January 31, 2007 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 9—Long Term Debt).

In December 2004 the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). The dilutive impact of the Old Notes and New Notes outstanding at January 31, 2005 has been excluded from the diluted earnings per share calculations due to the conditions for the contingent conversion features not being met. As further discussed in Note 9—Long Term Debt, the entire balance of the Old Notes and the New Notes was repaid prior to January 31, 2006.

NOTE 3 — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the European Training Business (the “Training Business”). On March 10, 2006, the Company closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Net assets and other related costs included in the sale of the Training Business totaled $11.5 million, including $1.4 million of allocated goodwill. The Company provided IT services for a transitional period of approximately six months, but had no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Training Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The assets and liabilities of the Training Business have not been reclassified within the January 31, 2006 Consolidated Balance Sheet as the net assets of the Training Business are less than 0.5% of the total consolidated net assets of the Company.

The following table reflects the results of the Training Business reported as discontinued operations for all periods presented:

	Year ended January 31,
	2007	2006	2005
	(In thousands)
Net sales	$5,634	$59,290	$59,416
Cost of products sold	1,259	11,519	11,117

Gross profit	4,375	47,771	48,299
Selling, general and administrative expenses	4,056	42,545	44,340

Operating income from discontinued operations	319	5,226	3,959
Provision for income taxes	207	1,607	1,121

Income from discontinued operations, net of tax	112	3,619	2,838
Gain on sale of discontinued operations, net of tax	3,834	—	—

Total	$3,946	$3,619	$2,838

No amounts related to interest expense or interest income have been allocated to discontinued operations.

The net assets of the Training Business as of January 31, 2006, included in the Company’s Consolidated Balance Sheet, are as follows (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$9,266
Inventories	537
Prepaid expenses and other assets	2,227

Total current assets	12,030
Property and equipment, net	6,236

Total assets	$18,266

LIABILITIES
Current liabilities:
Accounts payable	$1,597
Accrued expenses and other liabilities	9,349

Total current liabilities	10,946

Total liabilities	$10,946

Net assets	$7,320

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	January 31,
	2007	2006
	(In thousands)
Accounts receivable	$2,533,702	$2,220,513
Allowance for doubtful accounts	(68,967)	(60,375)

Total	$2,464,735	$2,160,138

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $356.1 million at January 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the fiscal years ended January 31, 2007 and 2006, the Company received gross proceeds of $1.3 billion and $796.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $12.5 million and $5.5 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2007	2006
	(In thousands)
Land	$6,584	$6,276
Buildings and leasehold improvements	91,370	88,996
Furniture, fixtures and equipment	340,398	322,344

	438,352	417,616
Less accumulated depreciation	(297,590)	(276,341)

	$140,762	$141,275

Depreciation expense, including amortization expense of assets recorded under capital leases, included in income from continuing operations for the years ended January 31, 2007, 2006 and 2005 totaled $31.0 million, $30.6 million, and $33.1 million, respectively. Property and equipment leased under capital leases was approximately $13.8 million and $14.5 million, net of accumulated depreciation of $10.5 million and $8.2 million, at January 31, 2007 and 2006, respectively (see Note 9—Long-Term Debt). Property and equipment recorded as capital leases is comprised of a logistics center and related equipment in Europe.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires goodwill and indefinite-lived intangible assets be reviewed annually for possible impairment, or more frequently if impairment indicators arise. Due to certain indicators of impairment within our European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. These impairment indicators included significantly lower than expected revenues in Europe during the quarter, further deceleration in IT demand during the quarter and a heightened level of pricing pressure in Europe during the quarter. The Company’s impairment testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast for Europe, primarily due to the increasingly competitive market conditions and uncertain demand, resulted in the Company determining that a goodwill impairment charge was necessary. During the second quarter of fiscal 2007, the Company recorded a $136.1 million non-cash charge for the goodwill impairment in Europe.

The changes in the carrying amount of goodwill for the years ended January 31, 2007 and 2006, respectively, are as follows:

	Americas	Europe	Total
		(In thousands)
Balance as of January 31, 2005	$2,966	$146,753	$149,719
Adjustments to allocation of previously recorded purchase price	—	(3,346)	(3,346)
Other(1)	—	(12,046)	(12,046)

Balance as of January 31, 2006	2,966	131,361	134,327
Allocation of goodwill to sale of Training Business	—	(1,400)	(1,400)
Adjustments to allocation of previously recorded purchase price	—	990	990
Goodwill impairment	—	(136,093)	(136,093)
Other(1)	—	5,142	5,142

Balance as of January 31, 2007	$2,966	$—	$2,966

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within “other assets, net” are intangible assets as follows:

	January 31, 2007			January 31, 2006
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(In thousands)			(In thousands)
Amortized intangible assets:
Capitalized software and development costs	$202,342	$120,847	$81,495	$191,169	$107,248	$83,921
Customer lists	31,356	20,829	10,527	29,340	15,777	13,563
Trademarks	7,806	5,985	1,821	7,303	4,139	3,164
Other intangible assets	2,191	666	1,525	817	745	72

Total	$243,695	$148,327	$95,368	$228,629	$127,909	$100,720

The Company capitalized intangible assets of $12.1 million, $18.8 million and $17.9 million for the years ended January 31, 2007, 2006 and 2005, respectively. These capitalized intangible assets included capitalized interest of $0.3 million and $0.6 million for the fiscal years ended January 31, 2006 and 2005. There was no interest capitalized in the fiscal year ended January 31, 2007. These capitalized assets related solely to software and software development expenditures to be used in the Company’s operations.

The weighted average amortization period for all intangible assets capitalized during fiscal 2007, 2006 and 2005 approximated six, nine and eight years, respectively. The weighted average amortization period of all intangible assets was approximately eight years for fiscal 2007 and nine years for both fiscal years 2006 and 2005.

Amortization expense included in income from continuing operations for the years ended January 31, 2007, 2006 and 2005 totaled $22.1 million, $21.2 million and $20.0 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service is as follows (in thousands):

Fiscal year:
2008	$21,500
2009	17,400
2010	13,300
2011	9,300
2012	9,200

NOTE 7 — RESTRUCTURING PROGRAM

In May 2005, the Company announced a formal restructuring program to better align the European operating cost structure with the current business environment. The initiatives related to the restructuring program were completed during the third quarter of fiscal 2007. In connection with this restructuring program, the Company recorded charges for workforce reductions and the optimization of facilities and systems. During the year ended January 31, 2007, the Company recorded $23.8 million related to the restructuring program, comprised of $20.0 million for workforce reductions and $3.8 million for facility costs. Through January 31, 2007 (since inception of the program), the Company has incurred $54.7 million related to the restructuring program, comprised of $38.9 million for workforce reductions and $15.8 million for facility costs. Cash payments related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities.

The restructuring charges were incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to this restructuring program, other than the external consulting costs, are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet. In addition, during the years ended January 31, 2007 and 2006, the Company incurred $8.6 million and $9.6 million, respectively, of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for restructuring charges recorded during the years ended January 31, 2007 and 2006:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2005	$—	$—	$—
Charges to operations	18,888	12,058	30,946
Cash payments	(16,980)	(2,198)	(19,178)
Other	151	564	715

Balance as of January 31, 2006	2,059	10,424	12,483
Charges to operations	19,989	3,775	23,764
Cash payments	(17,508)	(8,825)	(26,333)
Other	(518)	1,821	1,303

Balance as of January 31, 2007	$4,022	$7,195	$11,217

NOTE 8 — REVOLVING CREDIT LOANS

	January 31,
	2007	2006
	(In thousands)
Receivables Securitization Program, interest rate of 5.70% at January 31, 2007, expiring August 2007	$—	$120,000
Multi-currency Revolving Credit Facility, interest rate of 6.32% at January 31, 2007, expiring March 2010	—	6,000
Other revolving credit facilities, average interest rate of 4.37% at January 31, 2007, expiring on various dates throughout fiscal 2008	77,195	109,088

	$77,195	$235,088

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2007, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $571.3 million and $515.3 million at January 31, 2007 and 2006, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2007.

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

On March 20, 2007, the Company amended the Receivables Securitization Program, the $250.0 million Multi-currency Revolving Credit Facility, and the synthetic lease facility we have with a group of financial institutions (the “Synthetic Lease”) (see the Synthetic Lease further discussed at Note 12 – Commitments and Contingencies). The primary purpose of these amendments was to obtain more favorable interest rates, lease rates and facility fees. In addition, the maturity date of the Multi-currency Revolving Credit Facility was extended to March 20, 2012.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $787.4 million at January 31, 2007 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.4 billion, of which $77.2 million was outstanding at January 31, 2007. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At January 31, 2007, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of January 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $750.1 million.

At January 31, 2007, the Company had issued standby letters of credit of $25.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

NOTE 9 — LONG-TERM DEBT

	January 31,
	2007	2006
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$—
Capital leases	15,980	15,983

	365,980	15,983
Less—current maturities	(2,376)	(1,605)

	$363,604	$14,378

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company will pay interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash, anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The proceeds from the offering were used to pay off short-term debt and for other general corporate purposes.

In December 2004, the Company completed an Exchange Offer whereby approximately 99.3% of the Company’s then outstanding $290.0 million convertible subordinated debentures (the “Old Notes”) were exchanged for new debentures (the “New Notes”). In accordance with the debenture agreement, on December 15, 2005, the debenture holders of the New Notes exercised their option to require the Company to repurchase the debentures. The Company repurchased the New Notes using cash and existing credit lines. In addition, prior to January 31, 2006, the Company also repurchased the remaining Old Notes using cash and existing credit lines.

Future payments of long-term debt and capital leases at January 31, 2007 and for succeeding fiscal years, which assumes the $350 million convertible senior debentures will be redeemed on the first redemption date of December 20, 2011, are as follows (in thousands):

Fiscal year:
2008	$3,381
2009	1,974
2010	1,809
2011	1,809
2012	351,809
Thereafter	9,110

Total payments	369,892
Less amounts representing interest on capital leases	(3,912)

Total principal payments	$365,980

51

Shelf Registration Statement

In May 2006, the Company withdrew its $500.0 million universal shelf registration statement with the Securities and Exchange Commission as the Company made the decision not to issue debt or equity securities through this registration statement.

NOTE 10 — INCOME TAXES

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

As a result of the Company’s quarterly deferred tax asset evaluation, during the second quarters of fiscal 2007 and 2006, non-cash charges of $8.4 million and $56.0 million, respectively, were recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in Europe. While the Company believes its restructuring efforts will improve the operating performance within the European operations, the Company determined these charges to be appropriate due to the cumulative losses expected to be realized through both the prior and current fiscal years, after considering the effect of prudent and feasible tax planning strategies. To the extent that the Company generates consistent taxable income within those operations requiring a valuation allowance, the Company may reduce the valuation allowance, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

Significant components of the provision for income taxes for continuing operations are as follows:

	Year ended January 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$35,458	$62,032	$31,701
State	990	3,931	1,763
Foreign	14,764	16,584	22,177

Total current	51,212	82,547	55,641

Deferred:
Federal	800	(22,747)	4,990
State	(302)	(2,371)	967
Foreign	3,798	51,584	(9,573)

Total deferred	4,296	26,466	(3,616)

	$55,508	$109,013	$52,025

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for continuing operations is as follows:

	Year ended January 31,
	2007	2006	2005
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.0)	0.8	0.8
Valuation allowance	(100.7)	60.7	2.5
Tax on foreign earnings different than U.S. rate	47.5	(14.0)	(9.8)
Nondeductible goodwill	(104.7)	—	—
Nondeductible interest	(5.3)	—	—
Reversal of previously accrued income taxes	6.7	—	(5.4)
Other—net	0.3	0.1	1.5

	(122.2)%	82.6%	24.6%

Included in the valuation allowance in fiscal 2007 and 2006 are non-cash charges of $8.4 million and $56.0 million, respectively, to increase the valuation allowance on deferred tax assets related to specific jurisdictions in Europe which were recorded in prior fiscal years. The reversal of previously accrued income taxes represents the reversal of $3.0 million and $11.5 million in accrued taxes, in fiscal 2007 and 2005, respectively, due to the favorable resolution of various income tax examinations.

The components of pretax (loss) income from continuing operations are as follows:

	Year ended January 31,
	2007	2006	2005
	(In thousands)
United States	$108,369	$122,125	$114,338
Foreign	(153,788)	9,855	97,309

	$(45,419)	$131,980	$211,647

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2007	2006
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$25,922	$23,595
Capitalized marketing program costs	2,074	2,497
Convertible debenture interest	687	—
Accruals currently deductible	9,591	8,793
Other, net	6,521	6,488

Total deferred tax liabilities	44,795	41,373

Deferred tax assets:
Accrued liabilities	59,284	50,363
Loss carryforwards	143,896	101,756
Amortizable goodwill	29,655	32,456
Depreciation and amortization	9,946	8,256
Other, net	2,333	2,114

	245,114	194,945
Less: valuation allowance	(187,027)	(136,506)

Total deferred tax assets	58,087	58,439

Net deferred tax asset	$13,292	$17,066

The net change in the deferred income tax valuation allowance was an increase of $50.5 million at January 31, 2007 and an increase of $69.6 million at January 31, 2006. The valuation allowance at January 31, 2007 and 2006 primarily relates to foreign net operating loss carryforwards of $549.8 million and $375.7 million, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2013 through 2022. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

At January 31, 2007, there are no consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were distributed by individual foreign subsidiaries.

NOTE 11 — EMPLOYEE BENEFIT PLANS

Equity Incentive Plans

At January 31, 2007, the Company had awards outstanding from four equity-based compensation plans, one of which is currently active and which authorizes the issuance of 9.5 million shares, of which approximately 3.2 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, restricted stock units (“RSUs”), options to purchase common stock, MV Stock-settled SARs, MVOs and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of an MV Stock-settled SAR will only receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap and the grant price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). The other terms of the awards (i.e., vesting schedule, contractual term, etc.) are not materially different from the terms of traditional stock options previously granted by the Company.

During the fiscal years ended January 31, 2007 and 2006, the Company’s Board of Directors approved the issuance of 1.5 million and 1.6 million, respectively, of long-term incentive awards in the form of MV Stock-settled SARs and MVOs pursuant to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation, as amended. Prior to the adoption of SFAS No. 123R, the Company accounted for MV Stock-settled SARs and MVOs as variable awards. In accordance with APB No. 25, these variable awards were remeasured on a quarterly basis and changes in value were recorded in the Company’s Consolidated Statement of Operations as compensation expense. Compensation expense of approximately $0.1 million was recorded for these instruments during the year ended January 31, 2006.

A summary of the status of the Company’s equity-based compensation plan activity is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2006	7,192,203	$35.36
Granted	1,496,440	36.88
Exercised	(911,333)	28.26
Canceled	(1,007,089)	38.85

Outstanding at January 31, 2007	6,770,221	36.14	6.4	$19,000

Vested and expected to vest at January 31, 2007	6,569,397	36.12	6.4	19,000
Exercisable at January 31, 2007	4,218,095	36.43	5.1	15,000
Available for grant at January 31, 2007	3,228,502

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2007 and the grant price for all in-the-money options at January 31, 2007. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of equity-based awards exercised during the fiscal year ended January 31, 2007 was $10.5 million. As of January 31, 2007, the Company expects $22.6 million of total unrecognized compensation cost related to equity-based awards to be recognized over the next three fiscal years (weighted-average period of 2.0 years). The total fair value of equity-based awards vested during the fiscal year ended January 31, 2007 was $7.4 million.

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

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the years ended January 31, 2007 and 2006 was $7.19 and $7.70, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

Year ended January 31, 2007	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	42%	4.87%	0%	1.20
Black-Scholes	4	42%	4.74%	0%	—

Year ended January 31, 2006	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	41%	4.65%	0%	1.24
Black-Scholes	4	41%	3.76%	0%	—
The weighted-average estimated fair value of options granted during fiscal 2005 was $19.87 based on the Black-Scholes option-pricing model using the following weighted-average assumptions:

Year ended January 31, 2005	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield
Black-Scholes	5	57%	2.50%	0%

A summary of the status of the Company’s stock-based equity incentives outstanding, which includes options, MV Stock-settled SARs and MVOs is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/07	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/07	Weighted- average exercise price
$16.50 – $24.75	910,782	5.2	$22.48	653,061	$21.78
24.76 – 36.38	843,479	4.7	30.79	721,093	30.12
36.39 – 37.04	1,277,590	9.2	36.95	5,175	36.85
37.06 – 37.06	1,115,045	8.1	37.06	269,433	37.06
37.25 – 41.01	539,547	2.6	39.80	493,195	39.85
41.08 – 41.08	973,575	7.2	41.08	973,575	41.08
41.13 – 51.38	1,110,203	5.0	43.43	1,102,563	43.44

	6,770,221	6.4	36.14	4,218,095	36.43

As discussed below, the Company also has performance-based RSUs and RSUs outstanding at January 31, 2007.

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards. See further discussion of the Company’s share repurchase program in Note 12 – Shareholders’ Equity below.

In February 2005, the Company’s Board of Directors approved the acceleration of vesting for all stock options awarded in March 2004 to employees and officers under the Company’s stock option award program. While the Company typically issues options that vest equally over four years, as a result of this vesting acceleration, stock options to purchase approximately 1.5 million shares of the Company’s common stock became immediately exercisable. The grant prices of the affected stock options range from $41.08 to $41.64 and the closing price of the Company’s common stock on February 24, 2005, was $41.20. The vesting acceleration resulted in an expense to the Company of less than $0.1 million. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of operations with respect to these accelerated options upon the adoption of SFAS No. 123R.

During the fiscal year ended January 31, 2007, the Company’s Board of Directors approved the issuance of performance-based equity incentive awards in the form of RSUs under the Amended and Restated 2000 Equity Incentive Plan. The performance-based RSUs vest only upon achievement of certain performance measures based on cumulative earnings for defined periods ending January 31, 2008. The performance-based RSUs granted that could vest upon achievement of the performance targets range from 165,000 shares to 495,000 shares and have a weighted average grant price of $35.08, using the weighted average of the closing price of the Company’s common stock on the date of each of the grants. No compensation expense was recorded for these instruments during the year ended January 31, 2007 as the achievement of the performance targets is not currently deemed to be probable by the Company. The table above excludes the grant of these performance-based RSUs as none of these performance-based equity incentive awards are vested as of January 31, 2007. However, these restricted stock units have been considered in the table above in the determination of amounts available for grant under the Company’s stock-based compensation plans.

In October 2006, the Company’s Board of Directors approved the award of 60,000 shares of RSUs to the Company’s recently appointed Chief Executive Officer, pursuant to the Company’s Amended and Restated 2000 Equity Incentive Plan. These RSUs vest quarterly over three years and have a grant price of $36.66, which represents the closing price of the Company’s common stock on the date of grant. Compensation expense of $0.2 million was recorded for these instruments during the year ended January 31, 2007. During the fiscal year ended January 31, 2007, 3,334 of these RSUs vested, with 56,666 remaining unvested as of January 31, 2007.

In December 2006, the Company’s Board of Directors approved the award of 243,000 shares of RSUs. These RSUs vest over the following three fiscal years and have a grant price of $41.99, which represents the closing price of the Company’s common stock on the date of grant. Compensation expense of $0.3 million was recorded for these instruments during the year ended January 31, 2007 and all of these RSUs remain unvested as of January 31, 2007.

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2007, the Company has sold 399,767 shares of common stock to the ESPP. All shares purchased under the ESPP must be held for a period of one year.

Pro Forma Effect of Stock Compensation Plans

As disclosed in Note 1—Business and Summary of Significant Accounting Policies, the Company has included the pro forma net income and pro forma earnings per share reflecting the compensation cost that the Company would have recorded on its equity incentive plans had it used the fair value at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123, prior to the adoption of SFAS No. 123R effective February 1, 2006.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (“the 401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service.

At January 31, 2007 and 2006, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 270,000 and 329,000 shares, respectively.

Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.2 million, $2.3 million and $1.8 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

NOTE 12 — SHAREHOLDERS’ EQUITY

In fiscal 2006, the Company’s Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common stock. As of January 31, 2007, the Company’s share repurchase program authorized in fiscal 2006 is complete. The Company’s share repurchases were made on the open market through block trades or otherwise and the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans. During fiscal 2007, the Company repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with the Company’s share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. During fiscal 2006, the Company repurchased 3,443,131 shares comprised of 3,260,576 shares purchased in conjunction with the Company’s share repurchase program and 182,555 shares purchased outside of the stock repurchase program, at an average of $36.89 per share, for a total cost, including expenses, of approximately $127.0 million.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases, the majority of which expire at various dates through 2016. Fair value renewal and purchase options and escalation clauses exist for a substantial portion of the operating leases included above. Rental expense related to continuing operations for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $59.3 million, $59.0 million and $58.6 million in fiscal years 2007, 2006 and 2005, respectively. Future minimum lease payments at January 31, 2007 under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2008	$65,285
2009	55,367
2010	43,339
2011	33,459
2012	18,996
Thereafter	66,843

Total payments	$283,289

Synthetic Lease Facility

The Company has a Synthetic Lease facility with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal year 2009, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $118.0 million (the “residual value”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Company pays interest on the Synthetic Lease at LIBOR plus an agreed-upon margin. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 8—Revolving Credit Loans. The amount funded under the Synthetic Lease (approximately $133.2 million at January 31, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of January 31, 2007 the Company was in compliance with all such covenants.

In January 2007, the Company sold approximately 6 acres of excess land located in Miami, Florida. The sale was executed pursuant to the “excess sale” provisions of the Synthetic Lease agreement and resulted in a gain of $3.6 million recorded during the quarter ended January 31, 2007. This gain is included within SG&A in the Company’s Consolidated Statement of Operations.

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2007 was approximately $13.5 million. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

On March 20, 2007, the Company amended the Synthetic Lease, the Receivables Securitization Program, the $250.0 million Multi-currency Revolving Credit Facility. The primary purpose of these amendments was to obtain more favorable interest rates, lease rates and facility fees. (For further discussion of the Receivables Securitization Program and the $250.0 million Multi-currency Revolving Credit Facility see Note 8 – Revolving Credit Loans.)

The Synthetic Lease has been accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 requires the Company to evaluate whether an entity with which it is involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2007 and January 31, 2006, the aggregate amount of guarantees under these arrangements totaled $11.5 million and $7.0 million, respectively, of which $7.0 million and $2.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 3—Discontinued Operations, the Company continues to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, the Company will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require the Company to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $8.2 million as of January 31, 2007. The Company believes that the likelihood of a material loss pursuant to these guarantees is remote.

The Company also provides residual value guarantees related to the Restructured Lease which have been recorded at the estimated fair value of the residual guarantees.

NOTE 14 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (including the United States, Canada, Latin America, and export sales to the Caribbean) and Europe, formerly referred to as EMEA (including Europe, Middle East, and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Year ended January 31,
	2007	2006	2005
		(In thousands)
Net sales to unaffiliated customers
Americas(a)	$9,965,074	$9,464,667	$8,482,512
Europe	11,475,371	11,018,184	11,248,405

Total	$21,440,445	$20,482,851	$19,730,917

Operating (loss) income
Americas	$160,720	$154,839	$140,690
Europe (b) (c)	(156,930)	8,456	90,865
Stock-based compensation expense recognized under SFAS No. 123R	(7,973)	—	—

Total	$(4,183)	$163,295	$231,555

Depreciation and amortization
Americas	$17,344	$16,290	$16,885
Europe	35,790	35,506	36,199

Total	$53,134	$51,796	$53,084

Capital expenditures
Americas	$15,112	$24,454	$8,511
Europe	28,617	36,298	35,264

Total	$43,729	$60,752	$43,775

Identifiable assets
Americas(a)	$1,601,962	$1,436,508
Europe	3,101,902	2,968,126

Total	$4,703,864	$4,404,634

Goodwill
Americas	$2,966	$2,966
Europe	—	131,361

Total	$2,966	$134,327

(a)	For the year ended January 31, 2007, net sales to unaffiliated customers in the US represented 86% of the total Americas net sales to unaffiliated customers, and represented 87% and 88%, respectively, of the total Americas net sales for the years ended January 31, 2006 and 2005. Identifiable assets in the US represented 89% of the Americas identifiable assets at January 31, 2007 and 79% of the America’s identifiable assets at January 31, 2006.
(b)	For the years ended January 31, 2007 and 2006, the amounts shown above include $23.8 million and $30.9 million, respectively, of restructuring charges related to the European restructuring program and $8.6 million and $9.6 million, respectively, in external consulting costs associated with the restructuring program (see also Note 7—Restructuring Program).
(c)	For the year ended January 31, 2007, the amount shown above includes a non-cash charge of $136.1 million for the goodwill impairment in Europe (see also Note 6—Goodwill and Intangible Assets).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2007 and 2006 is as follows. All periods presented have been restated to reflect the reclassification of the Training Business as discontinued operations.

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Fiscal year 2007
Net sales	$4,944,126	$4,943,281	$5,431,347	$6,121,691

Gross profit	$237,139	$225,610	$247,560	$296,462

Income (loss) from continuing operations	$8,945	$(155,529)	$9,598	$36,059
Income from discontinued operations, net of tax	3,946	—	—	—

Net income (loss)	$12,891	$(155,529)	$9,598	$36,059

Income (loss) per share—basic:
Continuing operations	$0.16	$(2.81)	$0.18	$0.66
Discontinued operations	0.07	—	—	—

Net income (loss) per share	$0.23	$(2.81)	$0.18	$0.66

Income (loss) per share—diluted:
Continuing operations	$0.16	$(2.81)	$0.18	$0.66
Discontinued operations	0.07	—	—	—

Net income (loss) per share	$0.23	$(2.81)	$0.18	$0.66

Fiscal year 2006
Net sales	$5,063,691	$4,813,850	$5,073,955	$5,531,355

Gross profit	$264,126	$239,950	$250,986	$267,457

Income from continuing operations	$32,666	$(60,118)	$21,921	$28,498
Income from discontinued operations, net of tax	857	704	1,043	1,015

Net income	$33,523	$(59,414)	$22,964	$29,513

Income per share—basic:
Continuing operations	$0.56	$(1.03)	$0.38	$0.50
Discontinued operations	0.01	.01	0.02	0.02

Net income per share	$0.57	$(1.02)	$0.40	$0.52

Income per share—diluted:
Continuing operations	$0.55	$(1.03)	$0.38	$0.50
Discontinued operations	0.01	.01	0.02	0.02

Net income per share	$0.56	$(1.02)	$0.40	$0.52

Net income for the quarter ended January 31, 2007 includes a $3.6 million gain on the sale of land under the Company’s Synthetic Lease, which increased diluted earnings per share from continuing operations by $0.04 per share for the quarter ended January 31, 2007.

Net loss for the quarter ended July 31, 2006 includes a $136.1 million goodwill impairment in Europe and an $8.4 million increase in the valuation allowance recorded against deferred tax assets related to specific jurisdictions in Europe, which increased diluted loss per share from continuing operations by $2.61 per share for the quarter ended July 31, 2006.`

Net loss in the quarter ended July 31, 2005 includes a $56.0 million increase in the valuation allowance recorded against deferred tax assets related to specific jurisdictions in Europe, primarily Germany, which increased diluted loss per share from continuing operations by $0.96 per share for the quarter ended July 31, 2005.

NOTE 16 — SUBSEQUENT EVENT

In late March 2007, the Company made the decision to close its operations in the United Arab Emirates. As a result of this closure, the Company expects to incur operating losses and other cash charges in the first half of fiscal 2008 of approximately $5.0 million to $7.0 million. In addition, the Company will also record approximately $7.0 million to $9.0 million of foreign currency exchange losses previously recorded in shareholders’ equity as accumulated other comprehensive (loss) income. The Company’s accumulated other comprehensive (loss) income is comprised of foreign currency translation adjustments (“CTA”) relating to the net assets of the Company’s international subsidiaries (as further discussed in Note 1 – Business and Summary of Significant Accounting Policies).

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

As of the end of the period covered by this report, Tech Data’s management , with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), as of January 31, 2007. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure as of January 31, 2007.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of January 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2007 has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tech Data Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tech Data Corporation maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Tech Data Corporation maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007 of Tech Data Corporation and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida
March 28, 2007

ITEM 9B.	Other Information

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement included under the caption entitled “Report of the Audit Committee” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2007 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2007.

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

ITEM 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is set forth under the caption “Independent Auditor Fees” in our Proxy Statement, which is incorporated herein by reference to the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders. The definitive proxy statement for the 2007 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2007.

The Audit Committee has a policy to pre-approve all services to be provided by the Company’s independent auditor, and will not approve prohibited non-audit services.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) See index to financial statements and schedules included in Item 8.

(b) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description

3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

3-O(1)	—	Bylaws of Tech Data Corporation as adopted on December 5, 2006.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000.

10-AAaa(6)	—	2005 Deferred Compensation Plan.

10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000.

10-AAcc(20)	—	Executive Severance Plan, effective March 31, 2005.

10-AAdd(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005.

10-AAee(20)	—	Executive Incentive Plan – April 2005.

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAgg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005.

10-AAhh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement.

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement.

10-AAjj(23)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006.

10-AAkk(22)(23)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006.

10-AAll(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement.

10-AAmm(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement.

10-AAnn(24)	—	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAoo(24)	—	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AApp(25)	—	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006.

10-AAqq(25)	—	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units.

10-AArr(1)		Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(1)		Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(1)		Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(1)		Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)

Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 20, 2007, File No. 0-14625.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Activity			Balance at end of period
Allowance for doubtful accounts receivable and sales returns		Charged to cost and expenses	Deductions	Other(1)
January 31,
2007	$60,375	$27,655	$(34,649)	$15,586	$68,967
2006	$77,309	$6,172	$(26,495)	$3,389	$60,375
2005	$74,556	$13,268	$(25,047)	$14,532	$77,309

(1)	“Other” primarily includes recoveries, dispositions and the effect of fluctuations in foreign currency

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2007.

TECH DATA CORPORATION

By	/s/ ROBERT M. DUTKOWSKY
Robert M. Dutkowsky
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

Signature	Title	Date
/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 29, 2007
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	March 29, 2007
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	March 29, 2007
Joseph B. Trepani

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 29, 2007
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 29, 2007
Charles E. Adair

/s/ MAXIMILIAN ARDELT	Director	March 29, 2007
Maximilian Ardelt

/s/ KATHY MISUNAS	Director	March 29, 2007
Kathy Misunas

/s/ DAVID M. UPTON	Director	March 29, 2007
David M. Upton

/s/ JOHN Y. WILLIAMS	Director	March 29, 2007
John Y. Williams

EXHIBIT INDEX

Exhibit Number		Description
3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

3-O(1)	—	Bylaws of Tech Data Corporation as adopted on December 5, 2006.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000.

10-AAaa(6)	—	2005 Deferred Compensation Plan.

10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000.

10-AAcc(20)	—	Executive Severance Plan, effective March 31, 2005.

10-AAdd(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005.

10-AAee(20)	—	Executive Incentive Plan – April 2005.

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAgg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005.

10-AAhh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement.

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement.

10-AAjj(23)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006.

10-AAkk(22)(23)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006.

10-AAll(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement.

10-AAmm(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement.

10-AAnn(24)	—	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAoo(24)	—	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AApp(25)	—	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006.

10-AAqq(25)	—	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units.

10-AArr(1)		Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(1)		Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(1)		Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(1)		Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)

Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 20, 2007, File No. 0-14625.