Form 10-Q
period 2007-04-30
TECH DATA CORP
filed 2007-06-06
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2007
Common stock, par value $.0015 per share	55,002,775

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	April 30, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453,903	$265,006
Accounts receivable, net	2,371,194	2,464,735
Inventories	1,490,067	1,556,008
Prepaid expenses and other assets	173,796	122,103

Total current assets	4,488,960	4,407,852
Property and equipment, net	141,411	140,762
Goodwill	2,966	2,966
Other assets, net	157,056	152,284

Total assets	$4,790,393	$4,703,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$45,147	$77,195
Accounts payable	2,024,972	2,011,203
Current portion of long-term debt	1,827	2,376
Accrued expenses and other liabilities	521,077	500,514

Total current liabilities	2,593,023	2,591,288
Long-term debt	363,889	363,604
Other long-term liabilities	47,021	46,252

Total liabilities	3,003,933	3,001,144

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2007 and January 31, 2007	89	89
Additional paid-in capital	734,408	732,378
Treasury stock, at cost (4,247,844 shares at April 30, 2007 and 4,313,103 shares at January 31, 2007)	(155,246)	(157,628)
Retained earnings	850,229	841,402
Accumulated other comprehensive income	356,980	286,479

Total shareholders’ equity	1,786,460	1,702,720

Total liabilities and shareholders’ equity	$4,790,393	$4,703,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2007	2006
Net sales	$5,402,077	$4,944,126
Cost of products sold	5,146,829	4,706,987

Gross profit	255,248	237,139

Operating expenses:
Selling, general and administrative expenses	217,152	201,618
Loss on disposal of subsidiary (Note 8)	8,837	—
Restructuring charges (Note 9)	(453)	6,479

	225,536	208,097

Operating income	29,712	29,042

Other expense (income):
Interest expense	8,050	9,174
Discount on sale of accounts receivable	2,639	2,564
Interest income	(2,746)	(2,178)
Net foreign currency exchange (gain) loss	(1,657)	209

	6,286	9,769

Income from continuing operations before income taxes	23,426	19,273
Provision for income taxes	13,524	10,328

Income from continuing operations	9,902	8,945
Discontinued operations, net of tax (Note 5)	—	3,946

Net income	$9,902	$12,891

Income per common share – basic:
Continuing operations	$0.18	$0.16
Discontinued operations	—	0.07

Net income	$0.18	$0.23

Income per common share – diluted:
Continuing operations	$0.18	$0.16
Discontinued operations	—	0.07

Net income	$0.18	$0.23

Weighted average common shares outstanding:
Basic	54,961	55,906

Diluted	55,331	56,265

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended April 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$5,584,646	$5,115,843
Cash paid to suppliers and employees	(5,346,275)	(4,959,708)
Interest paid, net	(3,310)	(7,281)
Income taxes paid	(4,219)	(30,865)

Net cash provided by operating activities	230,842	117,989

Cash flows from investing activities:
Proceeds from sale of business	—	16,500
Expenditures for property and equipment	(3,604)	(7,544)
Software and software development costs	(3,839)	(2,981)

Net cash (used in) provided by investing activities	(7,443)	5,975

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	1,161	4,554
Cash paid for purchase of treasury stock	—	(30,093)
Net repayments on revolving credit loans	(34,518)	(47,522)
Principal payments on long-term debt	(454)	(481)
Excess tax benefit from stock-based compensation	70	—

Net cash used in financing activities	(33,741)	(73,542)

Effect of exchange rate changes on cash and cash equivalents	(761)	11,439

Net increase in cash and cash equivalents	188,897	61,861
Cash and cash equivalents at beginning of year	265,006	156,665

Cash and cash equivalents at end of period	$453,903	$218,526

Reconciliation of net income to net cash provided by operating activities:
Net income	$9,902	$12,891

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiary	8,837	—
Gain on sale of discontinued operations, net of tax	—	(3,834)
Depreciation and amortization	13,219	13,009
Provision for losses on accounts receivable	2,241	2,795
Stock-based compensation expense	2,653	1,875
Excess tax benefit from stock-based compensation	(70)	—
Changes in operating assets and liabilities:
Accounts receivable	184,995	174,303
Inventories	117,517	129,826
Prepaid expenses and other assets	(53,344)	(50,217)
Accounts payable	(51,023)	(157,288)
Accrued expenses and other liabilities	(4,085)	(5,371)

Total adjustments	220,940	105,098

Net cash provided by operating activities	$230,842	$117,989

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has accounted for the sale of the European Training Business (the “Training Business”) as a discontinued operation. The results of operations of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, through March 10, 2006, the date of sale. The cash flows of the Training Business have not been reported separately within the Company’s Consolidated Statement of Cash Flows as the net cash flows of the Training Business are not material and the absence of cash flows from discontinued operations has not affected the Company’s liquidity subsequent to the sale of the Training Business. The transaction is further discussed in Note 5—Discontinued Operations.

Method of Accounting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS No. 157 in the first quarter of the fiscal year beginning February 1, 2008 and is currently in the process of evaluating what impact the adoption of SFAS No. 157 may have on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). The Company adopted the provisions of EITF No. 06-03 in the first quarter of fiscal 2008. The adoption of the provisions of EITF No. 06-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Reclassifications have been made to the prior period financial statements to conform to the April 30, 2007 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the Company’s second quarter relative to the Company’s first quarter, and an increase in European demand during the Company’s fourth quarter. Given that approximately half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The life cycle of major products, as well as the impact of acquisitions or dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2007 and 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2008.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur assuming the exercise of equity-based incentives (as further discussed in Note 3 below) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	2007			2006
Three months ended April 30,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$9,902	54,961	$0.18	$12,891	55,906	$0.23

Effect of dilutive securities:
Equity-based awards	—	370		—	359

Net income per common share-diluted	$9,902	55,331	$0.18	$12,891	56,265	$0.23

At April 30, 2007 and 2006, there were 4,901,873 and 3,148,116 shares, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common stock during the respective periods, thereby resulting in an antidilutive effect.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. There is no dilutive impact from the conversion feature of the $350.0 million convertible senior debentures on earnings per share at April 30, 2007 (see further discussion in Note 10—Revolving Credit Loans and Long-Term Debt).

NOTE 3 — STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the quarters ended April 30, 2007 and 2006, the Company recorded $2.7 million and $1.9 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At April 30, 2007, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of 9.5 million shares, including approximately 3.0 million shares available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, restricted stock units (“RSUs”), options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the three months ended April 30, 2007, the Company’s Board of Directors approved the issuance of 380,050 long-term incentive awards comprised of 205,000 MV Stock-settled SARs and 175,050 RSUs. During the three months ended April 30, 2007, a total of 4,750 MV Stock-settled SARS and 41,809 stock options were exercised and 6,583 shares of RSUs vested and were released. During the three months ended April 30, 2006, 139,743 stock options were exercised. The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards.

NOTE 4 — COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive (loss) income.” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income, net of taxes, for the three months ended April 30, 2007 and 2006 is as follows:

	Three months ended April 30,
	2007	2006
	(In thousands)
Comprehensive income:
Net income	$9,902	$12,891
Change in CTA(1)	70,501	47,022

Total	$80,403	$59,913

(1)	There were no income tax effects for the three months ended April 30, 2007 or 2006.

NOTE 5 — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the European Training Business (the “Training Business”). In March 2006, the Company closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Net assets and other related costs included in the sale of the Training Business totaled $11.5 million, including $1.4 million of allocated goodwill. The Company provided IT services for a transitional period of approximately six months, but had no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Training Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the quarter ended April 30, 2006.

The following table reflects the results of the Training Business reported as discontinued operations for the three months ended April 30, 2006:

(In thousands)
Net sales	$5,634
Cost of products sold	1,259

Gross profit	4,375
Selling, general and administrative expenses	4,056

Operating income from discontinued operations	319
Provision for income taxes	207

Income from discontinued operations, net of tax	112
Gain on sale of discontinued operations, net of tax	3,834

Discontinued operations, net of tax	$3,946

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	April 30, 2007	January 31, 2007
	(In thousands)
Accounts receivable	$2,439,994	$2,533,702
Allowance for doubtful accounts	(68,800)	(68,967)

Total	$2,371,194	$2,464,735

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted, basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $364.0 million at April 30, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the three months ended April 30, 2007 and 2006, the Company received gross proceeds of $313.0 million and $261.8 million, respectively, from the sale of the Receivables and recognized related discounts totaling $2.6 million for both of the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

On May 23, 2007, the Company executed an amendment to one of the Receivables Facilities. The amendment to the Receivables Facility agreement includes the addition of a third-party financial institution, a $50.0 million increase in the amount of receivables that the Company may sell and a provision stating that any party may terminate their participation in the agreement with a 60 day notice.

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of 90 days or less are considered cash equivalents in the statement of cash flows.

There were no income tax benefits recorded within additional paid-in capital for the three months ended April 30, 2007. The Company recorded income tax benefits within additional paid-in capital of $0.4 million for the three months ended April 30, 2006 related to the exercise of employee equity-based awards.

NOTE 8 — LOSS ON DISPOSAL OF SUBSIDIARY

In late March 2007, the Company made the decision to close its operations in the United Arab Emirates (“UAE”). The closure of the UAE is expected to be substantially completed by the end of the second quarter of fiscal 2008. During the quarter ended April 30, 2007, the Company recorded a loss on disposal of this subsidiary of $8.8 million, which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $0.4 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiary”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $5.0 million during the quarter ended April 30, 2007, comprised primarily of provisions on accounts receivable and inventory write-downs. The Company expects to incur additional operating losses and other cash charges of approximately $2.0 million to $3.0 million related to the closure of the UAE.

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

Summarized below is the activity related to accruals for the restructuring program recorded during the three months ended April 30, 2007:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2007	$4,022	$7,195	$11,217
Change in estimate	—	(453)	(453)
Cash payments	(1,314)	(126)	(1,440)
Other(1)	193	317	510

Balance as of April 30, 2007	$2,901	$6,933	$9,834

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 10 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2007	January 31, 2007
	(In thousands)
Receivables Securitization Program, interest rate of 5.62% at April 30, 2007, expiring August 2007	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 5.95% at April 30, 2007, expiring March 2012	—	—
Other uncommitted revolving credit facilities, average interest rate of 5.20% at April 30, 2007, expiring on various dates throughout fiscal 2008	45,147	77,195

	$45,147	$77,195

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in August 2007, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $533.3 million and $473.9 million at April 30, 2007 and January 31, 2007, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in August 2007.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2012, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of seven to 180 days under various interest rate options.

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $679.0 million at April 30, 2007 to support its worldwide operations. Most of these facilities are provided on an uncommitted, unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $45.1 million was outstanding at April 30, 2007. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At April 30, 2007, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $668.6 million.

At April 30, 2007, the Company had issued standby letters of credit of $29.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	April 30, 2007	January 31, 2007
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	15,716	15,980

	365,716	365,980
Less—current maturities	(1,827)	(2,376)

	$363,889	$363,604

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company will pay interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain defined corporate transactions. Holders have the right to convert the debentures into cash and shares at a conversion rate equal to 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of its subsidiaries. The proceeds from the offering were used to pay off short-term debt and for other general corporate purposes.

NOTE 11 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company’s effective tax rate for continuing operations was 57.7% in the first quarter of fiscal 2008 and 53.6% in the first quarter of fiscal 2007. The increase in the effective tax rate during the first quarter of fiscal 2008 is primarily the result of estimated annual losses in tax jurisdictions where the Company is not able to record a tax benefit.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reason discussed above, partially offset by tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

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

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the reduction of the Company’s consolidated beginning retained earnings of $1.1 million. As of the adoption date, the Company had gross unrecognized tax benefits of $12.1 million (including $1.6 million of accrued interest and penalties), $7.9 million of which, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Uncertain tax benefits totaling $3.6 million primarily related to the foreign taxation of intercompany transactions have a reasonable possibility of significantly decreasing within the 12 months following April 30, 2007, due to statute expirations.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, and with few exceptions income tax returns for 2002 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

The Company has a synthetic lease facility with a group of financial institutions (the “Synthetic Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal year 2009, at which time the Company has the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $118.4 million (the “residual value”). At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. The Company pays interest on the Synthetic Lease at LIBOR plus an agreed-upon margin. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 10—Revolving Credit Loans and Long-Term Debt. The amount funded under the Synthetic Lease (approximately $133.2 million at April 30, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of April 30, 2007, the Company was in compliance with all such covenants.

The sum of future minimum lease payments under the Synthetic Lease at April 30, 2007 was approximately $10.0 million. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

The Synthetic Lease is accounted for as an operating lease. FASB Interpretation (“FIN”) No. 46 – “Consolidation of Variable Interest Entities” requires the Company to evaluate whether an entity with which it is involved meets the criteria of a variable interest entity (“VIE”) and, if so, whether the Company is required to consolidate that entity. The Company has determined that the third-party lessor of its synthetic lease facility does not meet the criteria of a VIE and, therefore, is not subject to the consolidation provisions of FIN No. 46.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2007 and January 31, 2007, the aggregate amount of guarantees under these arrangements totaled $10.4 million and $11.5 million, respectively, of which $6.6 million and $7.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, the Company continues to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, the Company will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next three years and would require the Company to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $7.8 million as of April 30, 2007. The Company believes that the likelihood of a material loss pursuant to these guarantees is remote.

The Company also provides residual value guarantees related to the Synthetic Lease which have been recorded at the estimated fair value of the residual guarantees.

NOTE 13 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (including the United States, Canada, Latin America, and export sales to the Caribbean) and Europe (including Europe, Middle East, and export sales to Africa). The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2007	2006
	(In thousands)
Net sales to unaffiliated customers
Americas	$2,496,130	$2,353,662
Europe	2,905,947	2,590,464

Total	$5,402,077	$4,944,126

Operating income (loss)(1)
Americas	$38,502	$37,357
Europe	(6,137)	(6,440)
Stock-based compensation expense recognized under SFAS No. 123R	(2,653)	(1,875)

Total	$29,712	$29,042

Depreciation and amortization
Americas	$4,290	$4,318
Europe	8,929	8,545

Total	$13,219	$12,863

Capital expenditures
Americas	$3,880	$2,991
Europe	3,563	7,534

Total	$7,443	$10,525

Identifiable assets
Americas	$1,795,938	$1,447,679
Europe	2,994,455	2,840,900

Total	$4,790,393	$4,288,579

Goodwill
Americas	$2,966	$2,966
Europe	—	134,487

Total	$2,966	$137,453

(1)

For the quarter ended April 30, 2007, the amounts shown above include $8.8 million of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiary (see Note 8) and $5.0 million of other operating losses incurred within the UAE during the quarter, primarily related to inventory and accounts receivable write-offs. For the quarter ended April 30, 2006, the amounts shown above include $ 6.5 million of restructuring costs related to the European restructuring program and $4.1 million of external consulting costs associated with the restructuring program. The European restructuring program was completed in October 2006 (see also Note 9 – Restructuring Program).

NOTE 14 — SUBSEQUENT EVENTS

On May 1, 2007, Company’s Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. In connection with the Moers logistics center exit, Tech Data is expanding its logistics center located in Bor, Czech Republic and entering into a sale-leaseback transaction with regard to the Company’s French logistics center. The Company expects the net result of these transactions to be a reduction in our operating expenses and interest expense.

The Company expects to incur severance and facilities-related cash charges associated with the exit of the Moers logistics center. The facilities-related charges are estimated to be in the range of $8.7 million to $10.5 million to be recognized primarily during our second quarter of fiscal 2008. Severance charges, based on the minimum legal requirements in Germany, are estimated to be $3.8 million, although negotiations with the German workers council related to the exit are ongoing. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates.

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at April 30, 2007 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 19%.

We continue to be satisfied with our performance over the last several years within the Americas. However, our profitability within Europe has been well below our expectations. We believe it will take longer than originally anticipated to reach an acceptable level of profitability in Europe. The major initiatives surrounding our European restructuring program were completed in the third quarter of fiscal 2007, and the savings realized from our restructuring initiatives have partially offset the pressure on our gross margins experienced during fiscal 2007 and the first quarter of fiscal 2008. During the second semester of fiscal 2007 and first quarter of fiscal 2008 we have seen our European operations begin to stabilize with improving revenue growth and stable operating expenses. While we still have opportunities and expectations for additional improvement, we believe that our current performance within several countries is a positive indicator of the Company’s ability to improve our operating performance in Europe. During the first quarter of fiscal 2008 and through May 2007 we announced several initiatives designed to further enhance our long-term profitability and return on invested capital in the region, including the following:

•

We are in the process of closing our operations in the United Arab Emirates (“UAE”), which is expected to be substantially completed by the end of the second quarter of fiscal 2008. During the quarter ended April 30, 2007, our results included a loss on disposal of this subsidiary of approximately $8.8 million, representing an $8.4 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $0.4 million for severance costs and fixed asset write-offs. In addition, the UAE incurred other operating losses of approximately $5.0 million during the quarter, comprised primarily of provisions on accounts receivable and inventory write-downs. This subsidiary earned a relatively immaterial amount of operating income during the first quarter of fiscal 2007; but incurred operating losses for the entire year that were not material to our fiscal 2007 results as a whole. During the second quarter of fiscal 2008, we expect to incur additional operating losses and other cash charges of approximately $2.0 million to $3.0 million related to the closure of this subsidiary.

In addition, we are in the process of negotiating the sale of our operations in Israel, which would eliminate all of our “in country” operations in the Middle East. The balance sheet and results of our Israeli operations are not material to our consolidated balance sheet or results of operations.

•

We have announced the exit from our logistics center in Germany (the “Moers logistics center”) to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. In connection with the Moers logistics center exit, we are expanding our logistics center located in Bor, Czech Republic and entering into a sale-leaseback transaction on our French logistics center. The Company expects the net result of these transactions to be a reduction in our operating expenses and interest expense. We expect to incur $3.8 million of severance charges and $8.7 million to $10.5 million of facilities-related charges associated with the exit of the Moers logistics center, primarily during the second quarter of fiscal 2008. Our estimate of severance charges is based on the minimum legal requirements in Germany, although negotiations with the German workers council related to the exit are ongoing. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates.

•

We have executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions provider. The joint venture will distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers throughout the European market. Each of the joint venture partners will have a 50% ownership in the entity. We anticipate commencement of operations in the second quarter of fiscal 2008.

We continue to remain cautious in our outlook. We have seen stronger recent performance in Europe and we believe the initiatives outlined above will provide further improvements to our financial results in the region. However, the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to improve our operating margins.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill, intangible assets and other long-lived assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 5% of our net sales; (3) the value and adequacy of collateral received from customers, if any and, 4) our historical loss experience. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including; the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2007 and 2006:

	Three months ended April 30, 2007		Three months ended April 30, 2006
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,496,130	46.2%	$2,353,662	47.6%
Europe	2,905,947	53.8%	2,590,464	52.4%

Worldwide	$5,402,077	100.0%	$4,944,126	100.0%

	Three months ended April 30,
	2007	2006
Year-over-year increase (decrease) in net sales (%):
Americas	6.1%	4.0%
Europe (US$)	12.2%	(7.5)%
Europe (euro)	2.1%	(0.1)%
Worldwide	9.3%	(2.4)%

	Three months ended April 30, 2007		Three months ended April 30, 2006
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$38,502	1.54%	$37,357	1.59%
Europe	(6,137)	(.21)%	(6,440)	(.25)%
Stock-based compensation expense recognized under SFAS No. 123R	(2,653)	(.05)%	(1,875)	(.04)%

Worldwide	$29,712	0.55%	$29,042	0.59%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 29% of our net sales for the first quarter of fiscal 2008 and 28% of our net sales in the first quarter of fiscal 2007.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three months ended April 30, 2007 and 2006, as follows:

	Three months ended April 30,
	2007	2006
Net sales	100.00%	100.00%
Cost of products sold	95.28	95.20

Gross profit	4.72	4.80

Operating expenses:
Selling, general and administrative expenses	4.02	4.08
Loss on disposal of subsidiary	0.15	—
Restructuring charges	—	.13

	4.17	4.21

Operating income	.55	.59

Other expense (income):
Interest expense	.15	.19
Discount on sale of accounts receivable	.05	.05
Interest income	(.05)	(.04)
Net foreign currency exchange (gain) loss	(.03)	—

	.12	.20

Income from continuing operations before income taxes	.43	.39
Provision for income taxes	.25	.21

Income from continuing operations	.18	.18
Discontinued operations, net of tax	—	.08

Net income	.18%	.26%

Three months ended April 30, 2007 and 2006

Net Sales

Our consolidated net sales were a record $5.4 billion in the first quarter of fiscal 2008, an increase of 9.3% when compared to the first quarter of fiscal 2007. On a regional basis, during the first quarter of fiscal 2008, net sales in the Americas increased by 6.1% over the first quarter of fiscal 2007 and increased by 12.2% in Europe (increase of 2.1% on a euro basis). Our sales performance in the first quarter of fiscal 2008 in both the Americas and Europe, on a euro basis, is primarily the result of improved IT demand, and improved stability in our European operations compared to the same period of the prior year, somewhat offset by declining average selling prices of many of the products we sell and the effects of remixing our European customer portfolio in favor of customer relationships providing higher profitability and returns on invested capital.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) decreased to 4.72% during the first quarter of fiscal 2008 from 4.80% in the first quarter of fiscal 2007. The decrease in gross margin during the first quarter of fiscal 2008 can be primarily attributed to higher inventory costs, including those related to the closure of our United Arab Emirates (“UAE”) operations (see further discussion below). Our gross margin, including inventory costs, may be negatively affected by changes in our vendors terms and conditions and the general market environment. We continuously evaluate our pricing policies and terms and conditions offered to our customers in response to these factors. As we continue to evaluate our existing pricing policies and make future changes, if any, we may experience moderated or negative sales growth. In addition, competition and changes in vendor terms and conditions and general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.02% in the first quarter of fiscal 2008, compared to 4.08% in the first quarter of fiscal 2007. The decrease in SG&A as a percentage of sales for the first quarter of fiscal 2008 is primarily the result of improvements in productivity, particularly in Europe, where we are realizing the benefits associated with our European restructuring program completed in the third quarter of fiscal 2007.

In absolute dollars, worldwide SG&A increased by $15.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The year-over-year increase in SG&A is primarily attributable to a stronger euro versus the U.S. dollar in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as SG&A expenses in Europe decreased slightly on a local currency basis. SG&A also increased as a result of increased labor costs in the Americas to support the increase in sales volume, higher credit costs related to the closure of our UAE operations, and an additional $0.8 million of stock-based compensation expense recognized in the first quarter of fiscal 2008 compared to the same period of the prior year. These increases were offset in part by the absence of external consulting costs related to the European restructuring program of $4.1 million incurred in the first quarter of fiscal 2007 and by the productivity improvements realized from the European restructuring program, discussed above.

Restructuring Charges

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the European operating cost structure with the current business environment. As of October 31, 2006, the initiatives related to the European restructuring program had been completed. During the first quarter of fiscal 2008, we recorded a $0.5 million credit related to a change in estimate of a previously recorded restructuring accrual.

Loss on Disposal of Subsidiary

The loss on disposal of subsidiary of $8.8 million for the first quarter of fiscal 2008 relates to the closure of our UAE operations and includes of an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $0.4 million in severance costs and certain asset write-offs related to the exit (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 12.3% to $8.0 million in the first quarter of fiscal 2008 compared to $9.2 million in the first quarter of the prior year. The decrease in interest expense during the first quarter of fiscal 2008 is primarily attributable to the issuance of $350.0 million convertible senior debentures in the fourth quarter of fiscal 2007, which bear interest at 2.75%. The interest rate benefit of the $350.0 million convertible debentures was partially offset by higher interest rates on revolving credit loans during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

The discount related to the sale of accounts receivable was $2.6 million during both the first quarters of fiscal 2008 and 2007 and is the result of accounts receivable sold under our trade receivables purchase agreements during the respective periods (see further discussion below and in Note 6 of Notes to Consolidated Financial Statements).

Interest income increased 26.1% to $2.7 million in the first quarter of fiscal 2008 from $2.2 million in the first quarter of the prior year. The increase in interest income during the first quarter of fiscal 2008 is primarily attributable to higher interest rates earned on short-term cash investments and higher average cash investments during the quarter, compared to the first quarter of fiscal 2007.

We realized a net foreign currency exchange gain of $1.7 million during the first quarter of fiscal 2008 compared to a net foreign currency exchange loss of $0.2 million during the first quarter of fiscal 2007. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was 57.7% for the first quarter of fiscal 2008 and 53.6% in the first quarter of fiscal 2007. The increase in the effective tax rate during the first quarter of fiscal 2008 is primarily the result of estimated annual losses in tax jurisdictions where the Company is not able to record a tax benefit.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods for the reason discussed above, partially offset by tax rate benefits of earnings from certain operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2007 and 2006:

	Three months ended April 30,
	2007	2006
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$230,842	$117,989
Investing activities	(7,443)	5,975
Financing activities	(33,741)	(73,542)
Effect of exchange rate changes on cash and cash equivalents	(761)	11,439

Net increase in cash and cash equivalents	$188,897	$61,861

Net cash provided by operating activities was $230.8 million for the first three months of fiscal 2008 compared to $118.0 million for the same period of the prior year. The increase in cash provided by operating activities during the first three months of fiscal 2008 compared to the same period of the prior year is primarily due to the timing of payments to vendors. The cash provided by operating activities during the first quarters of both of fiscal 2008 and 2007 is primarily the result of the seasonal reduction in accounts receivable, inventory and accounts payable after the typically higher level of fourth quarter sales in Europe and our operating results for the respective periods adjusted for non-cash items. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days remained consistent at 30 days at the end of both the first quarters of fiscal 2008 and 2007. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 36% at the end of the first quarter of fiscal 2008, meaning our accounts payable balances exceeded our inventory balances by 36%. This compares to negative owned inventory of 26% at the end of the first quarter of fiscal 2007.

The following table presents the components of our cash conversion cycle for the quarters ended April 30, 2007 and 2006:

	Three months ended April 30,
	2007	2006
Days of sales outstanding	40	37
Days of supply in inventory	26	28
Days of purchases outstanding	(36)	(35)

Cash conversion cycle (days)	30	30

Net cash used in investing activities of $7.4 million during the first three months of fiscal 2008 was the result of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2008 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $33.7 million during the first three months of fiscal 2008 reflects $35.0 million of net repayments on our revolving credit lines and long-term debt partially offset by $1.2 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of April 30, 2007, we have total credit facilities approximating $1.3 billion, of which $45.1 million was outstanding at April 30, 2007. These credit facilities consist of (a) a $400.0 million Receivables Securitization Program with a syndicate of banks; (b) a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks; and, (c) other uncommitted lines of credit and overdraft facilities totaling approximately $679.0 million at April 30, 2007. Certain of our credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio, and a tangible net worth requirement. At April 30, 2007, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of April 30, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $668.6 million.

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

At April 30, 2007, we had issued standby letters of credit of $29.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

Our debt to capital ratio was 19% at April 30, 2007. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal 2009, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. The amount funded under the Synthetic Lease (approximately $133.2 million at April 30, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. The sum of future minimum lease payments under the Synthetic Lease at April 30, 2007 was approximately $10.0 million. As of April 30, 2007, we were in compliance with all such covenants. See further discussion of the Synthetic Lease in Note 12 of Notes to Consolidated Financial Statements.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted, basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $364.0 million at April 30, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin.

During the first quarters of fiscal 2008 and 2007, we received gross proceeds of $313.0 million and $261.8 million, respectively, from the sale of the Receivables and recognized related discounts totaling $2.6 million for both of the first quarters of fiscal 2008 and 2007.

On May 23, 2007, the Company executed an amendment to one of the Receivables Facilities. The amendment to the Receivables Facility agreement includes the addition of a third-party financial institution, a $50.0 million increase in the amount of receivables that the Company may sell and a provision stating that any party may terminate their participation in the agreement with a 60 day notice.

See further discussion of the Receivables Facilities in Note 6 of Notes to Consolidated Financial Statements.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of April 30, 2007 and January 31, 2007, the aggregate amount of guarantees under these arrangements totaled approximately $10.4 million and $11.5 million, respectively, of which approximately $6.6 million and $7.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, we continue to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $7.8 million as of April 30, 2007. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

We also provide residual value guarantees related to the Synthetic Lease which have been recorded at the estimated fair value of the residual guarantees.

See further discussion of our guarantees in Note 12 of Notes to Consolidated Financial Statements.

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

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. No material changes have occurred in our market risks since January 31, 2007.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2007. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2008.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.

The risk factors in our Annual Report on Form 10-K for the year ended January 31, 2007 should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

At the 2007 Annual Meeting of Shareholders held June 5, 2007, the shareholders approved the following items:

A proposal to approve the election of five directors, Charles E. Adair (term to expire in 2010), Maximilian Ardelt (term to expire in 2010), John Y. Williams (term to expire in 2010), Thomas I. Morgan, (term to expire in 2009) and Robert M. Dutkowsky (term to expire in 2008). The vote upon such proposal was as follows:

	For	Withheld
Charles E. Adair	46,410,221	4,443,044
Maximilian Ardelt	49,167,102	1,686,163
John Y. Williams	49,204,927	1,648,338
Thomas I. Morgan	49,929,474	923,791
Robert M. Dutkowsky	49,441,188	1,412,077

Directors Kathy M. Misunas, Steven A. Raymund, Jeffery P. Howells and David M. Upton will continue in office for their respective terms.

A proposal to approve the Executive Incentive Bonus Plan of Tech Data Corporation (the “Bonus Plan”) to authorize the award of cash bonuses to eligible individuals. The Bonus Plan is a continuation of a program initiated in previous years to attract and retain key employees, to encourage employees to devote their best efforts to the Company and to recognize key employees for their contributions to the overall success of the Company. The Bonus Plan provides for the payment of annual cash bonuses following the close of each fiscal year, based upon the achievement of objective performance goals. The vote upon such proposal was 45,636,046 in favor, 2,252,032 against and 329,520 abstained. Shares represented by proxies that we marked as abstentions had the effect of a vote against the amendment and broker non-votes were considered “not entitled to vote” on this proposal.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit 10-AAvv	Equity Incentive Bonus Plan

Exhibit 10-AAxx	Trade Receivables Purchase Agreement

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

          (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer	June 5, 2007
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial	June 5, 2007
Jeffery P. Howells	Officer; Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	June 5, 2007
Joseph B. Trepani	(principal accounting officer)