Form 10-Q
period 2007-07-31
TECH DATA CORP
filed 2007-09-05
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2007
Common stock, par value $.0015 per share	55,228,984

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	July 31, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$617,038	$265,006
Accounts receivable, net	2,318,118	2,464,735
Inventories	1,488,525	1,556,008
Prepaid expenses and other assets	158,301	122,103

Total current assets	4,581,982	4,407,852
Property and equipment, net	133,819	140,762
Goodwill	2,966	2,966
Other assets, net	152,438	152,284

Total assets	$4,871,205	$4,703,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$17,874	$77,195
Accounts payable	2,126,491	2,011,203
Current portion of long-term debt	1,605	2,376
Accrued expenses and other liabilities	507,297	500,514

Total current liabilities	2,653,267	2,591,288
Long-term debt	363,672	363,604
Other long-term liabilities	42,511	46,252

Total liabilities	3,059,450	3,001,144

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2007 and January 31, 2007	89	89
Additional paid-in capital	734,826	732,378
Treasury stock, at cost (4,018,621 shares at July 31, 2007 and 4,313,103 shares at January 31, 2007)	(146,857)	(157,628)
Retained earnings	857,471	841,402
Accumulated other comprehensive income	366,226	286,479

Total shareholders’ equity	1,811,755	1,702,720

Total liabilities and shareholders’ equity	$4,871,205	$4,703,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net sales	$5,613,308	$4,943,281	$11,015,385	$9,887,407
Cost of products sold	5,338,997	4,717,671	10,485,826	9,424,658

Gross profit	274,311	225,610	529,559	462,749

Operating expenses:
Selling, general and administrative expenses	226,720	209,209	443,872	410,827
Goodwill impairment	—	136,093	—	136,093
Loss on disposal of subsidiaries (Note 8)	4,284	—	13,121	—
Restructuring charges (Note 9)	16,602	11,155	16,149	17,634

	247,606	356,457	473,142	564,554

Operating income (loss)	26,705	(130,847)	56,417	(101,805)

Other expense (income):
Interest expense	6,131	8,657	14,181	17,831
Discount on sale of accounts receivable	784	3,159	3,423	5,723
Interest income	(2,952)	(2,347)	(5,698)	(4,525)
Net foreign currency exchange gain	(121)	(804)	(1,778)	(595)

	3,842	8,665	10,128	18,434

Income (loss) from continuing operations before income taxes and minority interest	22,863	(139,512)	46,289	(120,239)
Provision for income taxes	16,652	16,017	30,176	26,345

Income (loss) from continuing operations before minority interest	6,211	(155,529)	16,113	(146,584)
Minority interest	(1,031)	—	(1,031)	—

Income (loss) from continuing operations	7,242	(155,529)	17,144	(146,584)
Discontinued operations, net of tax (Note 5)	—	—	—	3,946

Net income (loss)	$7,242	$(155,529)	$17,144	$(142,638)

Income (loss) per common share – basic:
Continuing operations	$0.13	$(2.81)	$0.31	$(2.64)
Discontinued operations	—	—	—	0.07

Net income (loss)	$0.13	$(2.81)	$0.31	$(2.57)

Income (loss) per common share – diluted:
Continuing operations	$0.13	$(2.81)	$0.31	$(2.64)
Discontinued operations	—	—	—	0.07

Net income (loss)	$0.13	$(2.81)	$0.31	$(2.57)

Weighted average common shares outstanding:
Basic	55,080	55,307	55,021	55,602

Diluted	55,487	55,307	55,410	55,602

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended July 31,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$11,257,450	$10,140,470
Cash paid to suppliers and employees	(10,799,880)	(9,750,254)
Interest paid, net	(9,603)	(14,005)
Income taxes paid	(18,448)	(52,983)

Net cash provided by operating activities	429,519	323,228

Cash flows from investing activities:
Proceeds from sale of business	—	16,500
Expenditures for property and equipment	(9,796)	(16,506)
Software and software development costs	(8,042)	(5,738)

Net cash used in investing activities	(17,838)	(5,744)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	6,469	6,465
Cash paid for purchase of treasury stock	—	(55,093)
Capital contribution from joint venture partner	610	—
Net repayments on revolving credit loans	(61,549)	(170,515)
Principal payments on long-term debt	(1,871)	(891)
Excess tax benefit from stock-based compensation	101	216

Net cash used in financing activities	(56,240)	(219,818)

Effect of exchange rate changes on cash and cash equivalents	(3,409)	15,501

Net increase in cash and cash equivalents	352,032	113,167
Cash and cash equivalents at beginning of year	265,006	156,665

Cash and cash equivalents at end of period	$617,038	$269,832

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$17,144	$(142,638)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	136,093
Loss on disposal of subsidiaries	13,121	—
Gain on sale of discontinued operations, net of tax	—	(3,834)
Depreciation and amortization	25,911	26,436
Provision for losses on accounts receivable	5,460	8,595
Stock-based compensation expense	5,166	3,522
Deferred income taxes	—	8,382
Excess tax benefit from stock-based compensation	(101)	(216)
Minority interest	(1,031)	—
Changes in operating assets and liabilities:
Accounts receivable	245,812	258,893
Inventories	125,611	247,779
Prepaid expenses and other assets	(26,906)	(49,444)
Accounts payable	41,363	(217,208)
Accrued expenses and other liabilities	(22,031)	46,868

Total adjustments	412,375	465,866

Net cash provided by operating activities	$429,519	$323,228

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

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest is recognized for the portion of a consolidated joint venture not owned by the Company. The Company operates on a fiscal year that ends on January 31.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently assessing the impact SFAS No. 159 may have on its consolidated financial statements.

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

Reclassifications

Reclassifications have been made to the prior period financial statements to conform to the July 31, 2007 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the Company’s second quarter relative to the Company’s first quarter, and an increase in European demand during the Company’s fourth quarter. Given that approximately half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The life cycle of major products, as well as the impact of acquisitions or dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2007 and 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2008.

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

	2007			2006
Three months ended July 31,	Net income	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income (loss) per common share-basic	$7,242	55,080	$0.13	$(155,529)	55,307	$(2.81)

Effect of dilutive securities:
Equity-based awards	—	407		—	—

Net income (loss) per common share-diluted	$7,242	55,487	$0.13	$(155,529)	55,307	$(2.81)

	2007			2006
Six months ended July 31,	Net income	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income (loss) per common share-basic	$17,144	55,021	$0.31	$(142,638)	55,602	$(2.57)

Effect of dilutive securities:
Equity-based awards	—	389		—	—

Net income (loss) per common share-diluted	$17,144	55,410	$0.31	$(142,638)	55,602	$(2.57)

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. There is no dilutive impact from the conversion feature of the $350.0 million convertible senior debentures on earnings per share at July 31, 2007 (see further discussion in Note 10—Revolving Credit Loans and Long-Term Debt).

NOTE 3 — STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the six months ended July 31, 2007 and 2006, the Company recorded $5.2 million and $3.5 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At July 31, 2007, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of 9.5 million shares, including approximately 3.1 million shares available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, restricted stock units (“RSUs”), options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the six months ended July 31, 2007, the Company’s Board of Directors approved the issuance of 396,242 long-term incentive awards comprised of 205,000 MV Stock-settled SARs and 191,242 RSUs. During the six months ended July 31, 2007, a total of 16,378 MV Stock-settled SARS and 247,133 stock options were exercised and 11,582 shares of RSUs vested and were released. During the six months ended July 31, 2006, 237,403 stock options were exercised. The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income (loss).” The Company’s other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income (loss), net of taxes, for the three and six months ended July 31, 2007 and 2006 is as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$7,242	$(155,529)	$17,144	$(142,638)
Change in CTA(1)	9,246	8,587	79,747	55,609

Total	$16,488	$(146,942)	$96,891	$(87,029)

(1)	There were no income tax effects for the three and six months ended July 31, 2007 or 2006.

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

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the three and six months ended July 31, 2006.

The following table reflects the results of the Training Business reported as discontinued operations for the three and six months ended July 31, 2006:

	Three months ended	Six months ended
	July 31, 2006
	(In thousands)
Net sales	$—	$5,634
Cost of products sold	—	1,259

Gross profit	—	4,375
Selling, general and administrative expenses	—	4,056

Operating income from discontinued operations	—	319
Provision for income taxes	—	207

Income from discontinued operations, net of tax	—	112
Gain on sale of discontinued operations, net of tax	—	3,834

Discontinued operations, net of tax	$—	$3,946

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 6 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	July 31, 2007	January 31, 2007
	(In thousands)
Accounts receivable	$2,385,463	$2,533,702
Allowance for doubtful accounts	(67,345)	(68,967)

Total	$2,318,118	$2,464,735

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $414.3 million at July 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the six months ended July 31, 2007 and 2006, the Company received gross proceeds of $562.0 million and $560.3 million, respectively, from the sale of the Receivables and recognized related discounts totaling $3.4 million and $5.7 million for the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

The Company recorded income tax benefits within additional paid-in capital of $0.5 million for both the six months ended July 31, 2007 and 2006, related to the exercise of employee equity-based awards.

NOTE 8 — LOSS ON DISPOSAL OF SUBSIDIARIES

The Company’s loss on disposal of subsidiaries is the result of the Company’s decision to exit its operations in Israel and the United Arab Emirates (UAE) as part of its ongoing initiatives to optimize profitability and return on capital employed.

In late March 2007, the Company made the decision to close its operations in the United Arab Emirates (“UAE”), the closure of which was substantially completed by the end of the second quarter of fiscal 2008. During the six months ended July 31, 2007, the Company recorded a loss on disposal of this subsidiary of $9.4 million ($8.8 million recorded during the first quarter of fiscal 2008), which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $2.5 million during the six months ended July 31, 2007, comprised primarily of inventory write-downs and occupancy-related expenses.

During the three months ended July 31, 2007, the Company executed an agreement for the sale of the Israel operations at an amount approximating local currency net book value. The sale of the entity is expected to be completed in the third quarter of fiscal 2008. During the three and six months ended July 31, 2007, the Company recorded a loss on disposal of this subsidiary of $3.7 million, which includes a $2.7 million impairment on the Company’s investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for costs related to the sale. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, Israel had operating income of approximately $0.2 million during the six months ended July 31, 2007.

NOTE 9 — RESTRUCTURING PROGRAMS

The Company’s restructuring charges discussed below were incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to these restructuring programs are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Closure of European Logistics Center

On May 1, 2007, the Company’s Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. Related to the Moers logistics center exit, Tech Data is expanding its logistics center located in Bor, Czech Republic and entering into a sale-leaseback transaction with regard to the Company’s French logistics center. The Company expects the net result of these transactions to be a reduction in our future operating expenses and interest expense.

During the quarter ended July 31, 2007, the Company exited the Moers logistics center and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs. The recognition of the restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing and amounts of costs associated with the closure of the Moers logistics center. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates.

Summarized below is the activity related to accruals for the restructuring program recorded during the quarter ended July 31, 2007:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of April 30, 2007	$—	$—	$—
Charges to operations	8,264	8,612	16,876
Cash payments	(724)	(930)	(1,654)
Impairment of assets leased under capital lease and fixed asset write-offs(1)	—	(5,767)	(5,767)
Other(2)	323	110	433

Balance as of July 31, 2007	$7,863	$2,025	$9,888

(1)	The impairment of assets leased under capital lease and fixed asset write-offs were recorded against the respective asset accounts.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

European Restructuring Program

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

Summarized below is the activity related to accruals for the restructuring program recorded during the six months ended July 31, 2007:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2007	$4,022	$7,195	$11,217
Change in estimate	—	(453)	(453)
Cash payments	(1,314)	(126)	(1,440)
Other(1)	193	317	510

Balance as of April 30, 2007	$2,901	$6,933	$9,834
Change in estimate	(274)	—	(274)
Cash payments	(410)	(221)	(631)
Other(1)	1	399	400

Balance as of July 31, 2007	$2,218	$7,111	$9,329

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 10 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	July 31, 2007	January 31, 2007
	(In thousands)
Receivables Securitization Program, interest rate of 5.71% at July 31, 2007, expiring October 2007	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 5.95% at July 31, 2007, expiring March 2012	—	—
Other uncommitted revolving credit facilities, average interest rate of 5.41% at July 31, 2007, expiring on various dates throughout fiscal 2008	17,874	77,195

	$17,874	$77,195

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in October 2007, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $603.8 million and $571.3 million at July 31, 2007 and January 31, 2007, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in October 2007.

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

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $637.6 million at July 31, 2007 to support its worldwide operations. Most of these facilities are provided on an uncommitted, unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $17.9 million was outstanding at July 31, 2007. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At July 31, 2007, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $683.7 million.

At July 31, 2007, the Company had issued standby letters of credit of $25.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	July 31, 2007	January 31, 2007
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	15,277	15,980

	365,277	365,980
Less—current maturities	(1,605)	(2,376)

	$363,672	$363,604

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

NOTE 11 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company’s effective tax rate for continuing operations was 72.8% in the second quarter of fiscal 2008 and (11.5) % in the second quarter of fiscal 2007. These effective tax rates were impacted by losses in tax jurisdictions where the Company is not able to record a tax benefit. In addition, the effective tax rate during the second quarter of fiscal 2007 was impacted by the European goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and an $8.4 million increase in the valuation allowance on deferred tax assets specifically related to jurisdictions in Europe.

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

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the reduction of the Company’s consolidated beginning retained earnings of $1.1 million. As of the adoption date, the Company had gross unrecognized tax benefits of $12.1 million (including $1.6 million of accrued interest and penalties), $7.9 million of which, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Uncertain tax benefits totaling $3.6 million primarily related to the foreign taxation of intercompany transactions have a reasonable possibility of significantly decreasing within the 12 months following July 31, 2007, due to statute expirations.

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

Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas	$2,900,670	$2,484,694	$5,396,800	$4,838,356
Europe	2,712,638	2,458,587	5,618,585	5,049,051

Total	$5,613,308	$4,943,281	$11,015,385	$9,887,407

Operating income (loss)(1) (2)
Americas	$45,227	$37,593	$83,729	$74,950
Europe	(16,009)	(166,793)	(22,146)	(173,233)
Stock-based compensation expense recognized under SFAS No. 123R	(2,513)	(1,647)	(5,166)	(3,522)

Total	$26,705	$(130,847)	$56,417	$(101,805)

Depreciation and amortization
Americas	$4,334	$4,289	$8,624	$8,607
Europe	8,358	9,138	17,287	17,683

Total	$12,692	$13,427	$25,911	$26,290

Capital expenditures
Americas	$6,626	$3,816	$10,506	$6,807
Europe	3,769	7,903	7,332	15,437

Total	$10,395	$11,719	$17,838	$22,244

Identifiable assets
Americas	$2,083,293	$1,467,683	$2,083,293	$1,467,683
Europe	2,787,912	2,536,992	2,787,912	2,536,992

Total	$4,871,205	$4,004,675	$4,871,205	$4,004,675

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
Europe	—	—	—	—

Total	$2,966	$2,966	$2,966	$2,966

(1)	For the three and six months ended July 31, 2007, the amounts shown above include $0.6 million and $9.4 million, respectively, of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiary and $5.0 million of operating losses and $2.5 million of operating income, respectively, related to the UAE.

For both the three and six months ended July 31, 2007, the amounts shown above also include $3.7 million of costs related to the sale of the Company’s Israel operations included in Loss on Disposal of Subsidiary and $0.7 million of operating losses and $0.2 million of operating income for the three and six months ended July 31, 2007, respectively related to Israel (see also Note 8 – Loss on Disposal of Subsidiaries).

(2)	For the three and six months ended July 31, 2007, the amounts shown above include $16.6 million and $16.1 million, respectively, of restructuring charges. For the three months and six months ended July 31, 2007, $16.9 million of these restructuring charges related to the closure of the Moers logistics center and $(0.3) million and $(.8) million, respectively, are the result of changes in estimates related to the European restructuring program completed in October 2006.

For the three and six months ended July 31, 2006, the amounts shown above include $11.2 million and $17.6 million, respectively, of restructuring costs related to the European restructuring program and $1.6 million and $5.8 million, respectively, of external consulting costs associated with the restructuring program. The European restructuring program was completed in October 2006. In addition, both the three and six months ended July 31, 2006 include a non-cash charge for the European goodwill impairment of $136.1 million (see also Note 9 – Restructuring Program).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2007 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (including the United States, Canada, Latin America and export sales to the Caribbean) and Europe (including Europe, the Middle East and export sales to Africa).

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at July 31, 2007 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 17%.

We continue to be satisfied with our performance over the last several years within the Americas and are making measurable progress towards improving our profitability within Europe. The major initiatives surrounding our European restructuring program were completed in the third quarter of fiscal 2007, and the savings realized from our restructuring initiatives have partially offset the pressure on our gross margins experienced during fiscal 2007 and the first half of fiscal 2008. During the second semester of fiscal 2007 and first semester of fiscal 2008 we have seen our European operations begin to stabilize with improving revenue growth, improving gross profit and stable operating expenses. While we still have opportunities and expectations for additional improvement, we believe that our current performance within several countries is a positive indicator of the Company’s ability to improve our operating performance in Europe.

We believe that our second quarter fiscal 2008 financial performance firmly underscores our ability to execute as we achieved significant improvements in our operating performance in Europe compared to the three and six month periods ended July 31, 2006. During the first semester of fiscal 2008 and through August 2007, we announced several initiatives designed to further enhance our long-term profitability and return on invested capital in the region, including the following:

•

We substantially completed the closure of our operations in the United Arab Emirates (“UAE”). During the six months ended July 31, 2007, our results included a loss on disposal of this subsidiary of approximately $9.4 million, representing an $8.4 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. In addition, the UAE incurred other operating losses of approximately $2.5 million during the first semester of fiscal 2008, comprised primarily of inventory write-downs and occupancy-related expenses. This subsidiary earned a relatively immaterial amount of operating income during the first semester of fiscal 2007; but incurred operating losses for the entire year that were not material to our fiscal 2007 results as a whole. In addition, the balance sheet of our UAE operations is not material to our consolidated balance sheet.

•

We executed an agreement for the sale of our operations in Israel at an amount approximating local currency net book value. The sale is expected to be completed in the third quarter of fiscal 2008. During the six months ended July 31, 2007, our results included a loss on disposal of this subsidiary of approximately $3.7 million, representing a $2.7 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for costs related to the sale. In addition, Israel had operating income of $0.2 million during the first semester of fiscal 2008. This subsidiary earned a relatively immaterial amount of operating income during the first semester of fiscal 2007 and had operating income for the entire year that was not material to our fiscal 2007 results as a whole. In addition, the balance sheet of our Israeli operations is not material to our consolidated balance sheet.

•

We completed the exit from our logistics center in Germany (the “Moers logistics center”) during the second quarter of fiscal 2008 which will enable us to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. Related to the Moers logistics center exit, we are expanding our logistics center located in Bor, Czech Republic and entering into a sale-leaseback transaction on our French logistics center. We expect the net result of these transactions to be a reduction in our future operating expenses and interest expense. During the quarter ended July 31, 2007, we recorded $16.9 million in restructuring charges related to the closure of the Moers logistics center, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates.

•

We executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers. The joint venture will distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers throughout the European market. Each of the joint venture partners will have a 50% ownership in the entity.

During the second quarter of fiscal 2008, we announced our first vendor agreement with Motorola. We anticipate commencement of operations in the second half of fiscal 2008 as Motorola’s next generation of devices is expected to reach the marketplace. The operating results of the joint venture are not expected to have a material impact on the fiscal 2008 results of operations.

•

In August 2007, we entered into an acquisition agreement to purchase assets and the customer base of Actebis Switzerland AG which is expected to close in the third quarter of fiscal 2008. While not significant to our worldwide operations, we believe this acquisition will strengthen and further diversify our position in Switzerland and will provide our existing and new customers with a broader portfolio of vendors and improved sales coverage and support.

We have seen stronger recent performance in Europe and we believe the initiatives outlined above will provide further improvements to our financial results in the region. However, the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to improve our operating margins. We will continue to work to selectively grow our net sales, profitability and market share. We will also continue to make targeted investments across our worldwide operations in IT enhancements, sales program and new business units.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including: the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2007 and 2006:

	Three months ended July 31, 2007		Three months ended July 31, 2006
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,900,670	51.7%	$2,484,694	50.3%
Europe	2,712,638	48.3%	2,458,587	49.7%

Worldwide	$5,613,308	100.0%	$4,943,281	100.0%

	Six months ended July 31, 2007		Six months ended July 31, 2006
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$5,396,800	49.0%	$4,838,356	48.9%
Europe	5,618,585	51.0%	5,049,051	51.1%

Worldwide	$11,015,385	100.0%	$9,887,407	100.0%

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Year-over-year increase (decrease) in net sales (%):
Americas	16.7%	6.2%	11.5%	5.1%
Europe (US$)	10.3%	(0.6)%	11.3%	(4.3)%
Europe (euro)	3.4%	(3.9)%	2.7%	(1.9)%
Worldwide	13.6%	2.7%	11.4%	0.1%

	Three months ended July 31, 2007		Three months ended July 31, 2006
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$45,227	1.56%	$37,593	1.51%
Europe	(16,009)	(0.59)%	(166,793)	(6.78)%
Stock-based compensation expense recognized under SFAS No. 123R	(2,513)	(0.04)%	(1,647)	(0.03)%

Worldwide	$26,705	0.48%	$(130,847)	(2.65)%

	Six months ended July 31, 2007		Six months ended July 31, 2006
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$83,729	1.55%	$74,950	1.55%
Europe	(22,146)	(0.39)%	(173,233)	(3.43)%
Stock-based compensation expense recognized under SFAS No. 123R	(5,166)	(0.05)%	(3,522)	(0.04)%

Worldwide	$56,417	0.51%	$(101,805)	(1.03)%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 27% of our net sales for the second quarter of fiscal 2008, 29% of our net sales for the first quarter of fiscal 2008 and 28% for both the first and second quarters of fiscal 2007.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and six months ended July 31, 2007 and 2006, as follows:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.11	95.44	95.19	95.32

Gross profit	4.89	4.56	4.81	4.68

Operating expenses:
Selling, general and administrative expenses	4.03	4.23	4.03	4.15
Goodwill impairment	—	2.75	—	1.38
Loss on disposal of subsidiaries	.08	—	.12	—
Restructuring charges	.30	.23	.15	.18

	4.41	7.21	4.30	5.71

Operating income (loss)	.48	(2.65)	.51	(1.03)

Other expense (income):
Interest expense	.11	.18	.13	.18
Discount on sale of accounts receivable	.01	.06	.03	.06
Interest income	(.05)	(.05)	(.05)	(.05)
Net foreign currency exchange (gain) loss	—	(.02)	(.02)	(.01)

	.07	.17	.09	.18

Income (loss) from continuing operations before income taxes and minority interest	.41	(2.82)	.42	(1.21)
Provision for income taxes	.30	.33	.27	.27

Income (loss) from continuing operations before minority interest	.11	(3.15)	.15	(1.48)
Minority interest	(.02)	—	(.01)	—

Income (loss) from continuing operations	.13	(3.15)	.16	(1.48)
Discontinued operations, net of tax	—	—	—	.04

Net income (loss)	.13%	(3.15)%	.16%	(1.44)%

Three and six months ended July 31, 2007 and 2006

Net Sales

Our consolidated net sales were $5.6 billion in the second quarter of fiscal 2008, an increase of 13.6% when compared to the second quarter of fiscal 2007. On a regional basis, during the second quarter of fiscal 2008, net sales in the Americas increased by 16.7% over the second quarter of fiscal 2007 and increased by 10.3% in Europe (increase of 3.4% on a euro basis). On a year-to-date basis, net sales were $11.0 billion for the first semester of fiscal 2008, an increase of 11.4% compared to the first semester of fiscal 2007. Regionally, net sales in the Americas increased by 11.5% and Europe increased 11.3% (increase of 2.7% on a euro basis) for the first semester of 2008 as compared to the same period of the prior year.

Our sales performance in both the second quarter and first semester of fiscal 2008 in both the Americas and Europe, on a euro basis, is primarily the result of strong execution and focused sales and product management efforts as well as improved stability in our European operations compared to the same periods of the prior year.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 4.89% during the second quarter of fiscal 2008 from 4.56% in the second quarter of fiscal 2007. On a year-to-date basis, gross margin was 4.81%, an increase of .13% of net sales, or 13 basis points, compared to the first semester of fiscal 2007. The increase in gross margin is primarily attributable to significant improvements in our inventory and pricing management practices in Europe, partially offset by a shift in customer portfolio and product mix in the Americas.

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

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.03% in the second quarter of fiscal 2008, compared to 4.23% in the second quarter of fiscal 2007. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.03% compared to 4.15% in the comparable semester of the prior year. The decrease in SG&A as a percentage of sales for both the second quarter and first semester of fiscal 2008 is primarily the result of improvements in productivity and the leveraging of our fixed costs on higher sales volumes in the Americas, and to a lesser extent in Europe.

In absolute dollars, worldwide SG&A increased by $17.5 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The year-over-year increase in SG&A is primarily attributable to an increase in labor costs in the Americas to support our sales growth, the stronger euro versus the U.S. dollar and an additional $0.9 million of compensation expense related to SFAS No. 123R. On a year-to-date basis, worldwide SG&A increased $33.1 million compared to the same period of fiscal 2007. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the dollar in the second semester of fiscal 2008 compared to fiscal 2007, increased labor costs in the Americas (as discussed above) and an additional $1.6 million of stock compensation expense related to SFAS No. 123R. These increases were partially offset by $5.8 million of additional external consulting costs related to the European restructuring program incurred in the first semester of fiscal 2007.

Goodwill Impairment

Due to certain indicators of impairment within the European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. This testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings during the first semester of fiscal 2007 and cash flow forecast for the Europe region, primarily due to increasingly competitive market conditions and uncertain demand, resulted in the Company determining that a goodwill impairment charge was necessary. As of July 31, 2006, the Company recorded a $136.1 million non-cash charge for the Europe goodwill impairment.

Restructuring Charges

Restructuring charges were $16.6 million in the second quarter of fiscal 2008 and $16.1 million in the first semester of fiscal 2008. As further discussed below, these restructuring charges include the charges related to the closure of the European logistics center, announced in the second quarter of fiscal 2008, and adjustments decreasing the liability related to the European restructuring program completed in October 2006. Restructuring charges totaling $11.2 million and $17.6 million, respectively, incurred in the second quarter and first semester of fiscal 2007, relate to our European restructuring program completed in October 2006.

Closure of European Logistics Center

On May 1, 2007, our Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. In connection with the Moers logistics center exit, Tech Data is expanding its logistics center located in Bor, Czech Republic and entering into a sale-leaseback transaction with regard to the Company’s French logistics center. The Company expects the net result of these transactions to be a reduction in our future operating expenses and interest expense.

During the quarter ended July 31, 2007, the Company exited the Moers logistics facility and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs.

European Restructuring Program

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the European operating cost structure with the current business environment. As of October 31, 2006, the initiatives related to the European restructuring program had been completed. During the second quarter and first semester of fiscal 2008, we recorded a $0.3 million credit and a $0.8 million credit, respectively, related to changes in estimates of previously recorded restructuring accruals.

Loss on Disposal of Subsidiary

We incurred losses on the disposal of subsidiaries of $4.3 million during the second quarter of fiscal 2008 for charges related to both the closure of our UAE operations and the pending sale of our Israel operations. The $4.3 million loss includes $0.6 million of severance costs related to the closure of our UAE operations and a $3.7 million loss related to the pending sale of our Israel operations. The $3.7 million loss related to the pending sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

We incurred losses on the disposal of subsidiaries of $13.1 million during the first semester of fiscal 2008 for charges related to both the closure of our UAE operations and the pending sale of our Israel operations. The $13.1 million loss includes $9.4 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the pending sale of our Israel operations. The loss related to the closure of our UAE operations includes an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. See discussion above regarding the $3.7 million loss related to the pending sale of our Israel operations.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 29.2% to $6.1 million in the second quarter of fiscal 2008 compared to $8.7 million in the second quarter of the prior year. On a year-to-date basis, interest expense decreased 20.2% to $14.2 million in the first semester of fiscal 2008 from $17.8 million in the prior year. The decrease in interest expense for both the second quarter and first semester of fiscal 2008 is primarily attributable to two factors. First, we issued $350.0 million of convertible senior debentures in the fourth quarter of fiscal 2007, which bear interest at 2.75%. Second, we improved our day-to-day cash conversion cycle which resulted in lower average outstanding debt balances during the periods. The interest expense reduction resulting from these two factors was partially offset by higher interest rates on revolving credit loans during both the second quarter and the first semester of fiscal 2008 compared to the prior year periods.

The discount related to the accounts receivable sold under our trade receivable purchase facility agreements was $0.8 million during the second quarter of fiscal 2008 compared to $3.2 million in the second quarter of fiscal 2007. On a year-to-date basis, the discount on the sale of accounts receivable was $3.4 million in the first semester of fiscal 2008 compared to $5.7 million in the prior year. The decrease in the discount on sale of accounts receivables is primarily related to a decrease in the average balance of accounts receivables sold during the second quarter and first semester of fiscal 2008 compared to the same periods of the prior fiscal year.

Interest income increased 25.8% to $3.0 million in the second quarter of fiscal 2008 from $2.3 million in the second quarter of the prior year. On a year-to-date basis, interest income increased 25.9% to $5.7 million in the first semester of fiscal 2008 from $4.5 million in the prior year. The increase in interest income during the second quarter and first semester of fiscal 2008 is primarily attributable to higher average cash balances available for investment and higher interest rates earned on short-term cash investments compared to the same periods of the prior year.

We realized a net foreign currency exchange gain of $0.1 million during the second quarter of fiscal 2008 compared to a net foreign currency exchange gain of $0.8 million during the second quarter of fiscal 2007. On a year-to-date basis, we realized a net foreign currency exchange gain of $1.8 million compared to a $0.6 million foreign currency exchange gain in the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Minority Interest

Minority interest for both the three and six months ended July 31, 2007 was $(1.0) million and reflects the earnings (loss) of our European joint venture attributable to Brightstar Corporation’s ownership share in the joint venture. The minority interest represents Brightstar Corporation’s share of the start-up expenses incurred as the joint venture is a consolidated subsidiary in our financial statements. The joint venture remains in the formation phase and has not recorded sales through July 31, 2007.

Provision for Income Taxes

Our effective tax rate for continuing operations was 72.8% in the second quarter of fiscal 2008 and (11.5%) in the second quarter of fiscal 2007. Our effective tax rate for continuing operations was 65.2% for the first semester of fiscal 2008 compared to (21.9%) for the same period of the prior year.

Our effective tax rates in both the second quarter of fiscal 2008 and 2007 were impacted by losses in taxing jurisdictions where we are not able to record a tax benefit. In addition, the effective tax rate during the first semester of fiscal 2007 was impacted by the previously discussed European goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and an $8.4 million increase in the valuation allowance on deferred tax assets related to specific jurisdictions in Europe. While we believe our restructuring efforts have improved the operating performance within our European operations, we determined the respective increases in the valuation allowances on deferred tax assets in fiscal 2008 and 2007 to be appropriate due to cumulative losses realized or expected to be realized within the respective fiscal years, after considering the effect of prudent and feasible tax planning strategies. To the extent we generate future consistent taxable income within those operations currently requiring the valuation allowance, we may reduce the valuation allowance on the related deferred tax assets, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

On an absolute dollar basis, the provision for income taxes increased 4.4% to $16.7 million in the second quarter of fiscal 2008 compared to $16.0 million in the second quarter of fiscal 2007 and increased 14.8% to $30.2 million for the first semester of fiscal 2008 compared to $26.3 million in the first semester of 2007 primarily due to an increase in earnings in certain countries in which we operate.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2007 and 2006:

	Six months ended July 31,
	2007	2006
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$429,519	$323,228
Investing activities	(17,838)	(5,744)
Financing activities	(56,240)	(219,818)
Effect of exchange rate changes on cash and cash equivalents	(3,409)	15,501

Net increase in cash and cash equivalents	$352,032	$113,167

Net cash provided by operating activities increased during the first semester of fiscal 2008 as compared to the corresponding period in fiscal 2007 due primarily to our earnings and the timing of payments to vendors. We also had solid performance related to the management of our accounts receivable and inventory portfolios. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 27 days at the end of the second quarter of fiscal 2008 compared to 28 days at the end of the second quarter of fiscal 2007 due to our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 43% at the end of the second quarter of fiscal 2008, meaning our accounts payable balances exceeded our inventory balances by 43%. This compares to negative owned inventory of 33% at the end of the second quarter of fiscal 2007.

The following table presents the components of our cash conversion cycle for the quarters ended July 31, 2007 and 2006:

	Three months ended July 31,
	2007	2006
Days of sales outstanding	38	36
Days of supply in inventory	25	26
Days of purchases outstanding	(36)	(34)

Cash conversion cycle (days)	27	28

Net cash used in investing activities of $17.8 million during the first semester of fiscal 2008 was due to capital expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2008 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $56.2 million during the first six months of fiscal 2008 reflects $63.4 million of net repayments on our revolving credit lines and long-term debt partially offset by $6.5 million in proceeds received for the reissuance of treasury stock related to the exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of July 31, 2007, we have total credit facilities approximating $1.3 billion, of which $17.9 million was outstanding at July 31, 2007. These credit facilities consist of (a) a $400.0 million Receivables Securitization Program with a syndicate of banks; (b) a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks; and, (c) other uncommitted lines of credit and overdraft facilities totaling approximately $637.6 million at July 31, 2007. Certain of our credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At July 31, 2007, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of July 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $683.7 million. The Company plans to renew the Receivables Securitization Program upon expiration in October 2007.

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

At July 31, 2007, we had issued standby letters of credit of $25.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

Our debt to capital ratio was 17% at July 31, 2007. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal 2009, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. The amount funded under the Synthetic Lease (approximately $133.2 million at July 31, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. The sum of future minimum lease payments under the Synthetic Lease at July 31, 2007 was approximately $8.3 million. As of July 31, 2007, we were in compliance with all such covenants.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $414.3 million at July 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin.

During the first semester of fiscal 2008 and 2007, we received gross proceeds of $562.0 million and $560.3 million, respectively, from the sale of the Receivables and recognized related discounts totaling $3.4 and $5.7 million for the respective periods.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of July 31, 2007 and January 31, 2007, the aggregate amount of guarantees under these arrangements totaled approximately $12.9 million and $11.5 million, respectively, of which approximately $9.1 million and $7.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, we continue to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $7.1 million as of July 31, 2007. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

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

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2007. There were no material changes in the Company’s internal controls over financial reporting during the second quarter of fiscal 2008.

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

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer	September 4, 2007
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial	September 4, 2007
Jeffery P. Howells	Officer; Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	September 4, 2007
Joseph B. Trepani	(principal accounting officer)