Form 10-Q
period 2007-10-31
TECH DATA CORP
filed 2007-12-05
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2007
Common stock, par value $.0015 per share	55,458,775

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	October 31, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$525,858	$265,006
Accounts receivable, net	2,732,814	2,464,735
Inventories	1,768,763	1,556,008
Prepaid expenses and other assets	177,041	122,103

Total current assets	5,204,476	4,407,852
Property and equipment, net	130,221	140,762
Goodwill	2,966	2,966
Other assets, net	168,231	152,284

Total assets	$5,505,894	$4,703,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$57,918	$77,195
Accounts payable	2,505,574	2,011,203
Current portion of long-term debt	1,455	2,376
Accrued expenses and other liabilities	590,067	500,514

Total current liabilities	3,155,014	2,591,288
Long-term debt	364,182	363,604
Other long-term liabilities	49,143	46,252

Total liabilities	3,568,339	3,001,144

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2007 and January 31, 2007	89	89
Additional paid-in capital	734,741	732,378
Treasury stock, at cost (3,794,661 shares at October 31, 2007 and 4,313,103 shares at January 31, 2007)	(138,674)	(157,628)
Retained earnings	898,420	841,402
Accumulated other comprehensive income	442,979	286,479

Total shareholders’ equity	1,937,555	1,702,720

Total liabilities and shareholders’ equity	$5,505,894	$4,703,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Net sales	$5,923,814	$5,431,347	$16,939,199	$15,318,754
Cost of products sold	5,640,068	5,183,787	16,125,894	14,608,445

Gross profit	283,746	247,560	813,305	710,309

Operating expenses:
Selling, general and administrative expenses	224,243	209,344	668,115	620,171
Goodwill impairment	—	—	—	136,093
Loss on disposal of subsidiaries (Note 8)	—	—	13,121	—
Restructuring charges (Note 9)	—	6,130	16,149	23,764

	224,243	215,474	697,385	780,028

Operating income (loss)	59,503	32,086	115,920	(69,719)

Other expense (income):
Interest expense	5,557	9,395	19,738	27,226
Discount on sale of accounts receivable	1,552	2,823	4,975	8,546
Interest income	(4,406)	(2,741)	(10,104)	(7,266)
Net foreign currency exchange gain	(2,437)	(646)	(4,215)	(1,241)

	266	8,831	10,394	27,265

Income (loss) from continuing operations before income taxes and minority interest	59,237	23,255	105,526	(96,984)
Provision for income taxes	19,152	13,657	49,328	40,002

Income (loss) from continuing operations before minority interest	40,085	9,598	56,198	(136,986)
Minority interest	(864)	—	(1,895)	—

Income (loss) from continuing operations	40,949	9,598	58,093	(136,986)
Discontinued operations, net of tax (Note 5)	—	—	—	3,946

Net income (loss)	$40,949	$9,598	$58,093	$(133,040)

Income (loss) per common share – basic:
Continuing operations	$0.74	$0.18	$1.05	$(2.48)
Discontinued operations	—	—	—	0.07

Net income (loss)	$0.74	$0.18	$1.05	$(2.41)

Income (loss) per common share – diluted:
Continuing operations	$0.73	$0.18	$1.05	$(2.48)
Discontinued operations	—	—	—	0.07

Net income (loss)	$0.73	$0.18	$1.05	$(2.41)

Weighted average common shares outstanding:
Basic	55,314	54,560	55,120	55,251

Diluted	55,727	54,560	55,516	55,251

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended October 31,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$16,878,697	$15,192,113
Cash paid to suppliers and employees	(16,533,436)	(14,964,840)
Interest paid, net	(7,262)	(20,587)
Income taxes paid	(36,205)	(63,097)

Net cash provided by operating activities	301,794	143,589

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(21,503)	—
Proceeds from sale of business	7,161	16,500
Expenditures for property and equipment	(16,352)	(24,316)
Software and software development costs	(13,475)	(8,114)

Net cash used in investing activities	(44,169)	(15,930)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	11,890	12,196
Cash paid for purchase of treasury stock	(304)	(80,093)
Capital contribution from joint venture partner	6,965	—
Net repayments on revolving credit loans	(17,400)	(101,555)
Principal payments on long-term debt	(2,354)	(1,180)
Excess tax benefit from stock-based compensation	295	383

Net cash used in financing activities	(908)	(170,249)

Effect of exchange rate changes on cash and cash equivalents	4,135	14,694

Net increase (decrease) in cash and cash equivalents	260,852	(27,896)
Cash and cash equivalents at beginning of year	265,006	156,665

Cash and cash equivalents at end of period	$525,858	$128,769

Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$58,093	$(133,040)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	136,093
Loss on disposal of subsidiaries	13,121	—
Gain on sale of discontinued operations, net of tax	—	(3,834)
Depreciation and amortization	39,541	39,850
Provision for losses on accounts receivable	10,355	14,475
Stock-based compensation expense	7,692	5,592
Deferred income taxes	—	8,382
Excess tax benefit from stock-based compensation	(295)	(383)
Minority interest	(1,895)	—
Changes in operating assets and liabilities:
Accounts receivable	(54,649)	(118,072)
Inventories	(87,875)	(3,134)
Prepaid expenses and other assets	(46,321)	(4,087)
Accounts payable	332,959	185,765
Accrued expenses and other liabilities	31,068	15,982

Total adjustments	243,701	276,629

Net cash provided by operating activities	$301,794	$143,589

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a leading provider of information technology (“IT”) products, logistics management and other value-added services. The Company distributes microcomputer hardware and software products to value-added resellers, direct marketers, retailers and corporate resellers. The Company is managed in two geographic segments: the Americas (including North America and Latin America) and Europe.

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

Reclassifications

Reclassifications have been made to the prior period financial statements to conform to the October 31, 2007 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of seasonal variations in the demand for the products and services it offers. Narrow operating margins may magnify the impact of these factors on the Company’s operating results. Specific historical seasonal variations have included a reduction of demand in Europe during the Company’s second quarter relative to the Company’s first quarter, and an increase in European demand during the Company’s fourth quarter. Given that approximately half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The life cycle of major products, as well as the impact of acquisitions or dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2008.

NOTE 2—EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 3 below) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	2007			2006
Three months ended October 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$40,949	55,314	$0.74	$9,598	54,560	$0.18

Effect of dilutive securities:
Equity-based awards	—	413		—	—

Net income per common share-diluted	$40,949	55,727	$0.73	$9,598	54,560	$0.18

	2007			2006
Nine months ended October 31,	Net income	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$58,093	55,120	$1.05	$(133,040)	55,251	$(2.41)

Effect of dilutive securities:
Equity-based awards	—	396		—	—

Net income (loss) per common share-diluted	$58,093	55,516	$1.05	$(133,040)	55,251	$(2.41)

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. There is no dilutive impact from the conversion feature of the $350.0 million convertible senior debentures on earnings per share at October 31, 2007 (see further discussion in Note 10—Revolving Credit Loans and Long-Term Debt).

NOTE 3—STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the nine months ended October 31, 2007 and 2006, the Company recorded $7.7 million and $5.6 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At October 31, 2007, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of 9.5 million shares, including approximately 3.2 million shares available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock (“RSAs”), restricted stock units (“RSUs”), options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the nine months ended October 31, 2007, the Company’s Board of Directors approved the issuance of 400,770 long-term incentive awards comprised of 205,000 MV Stock-settled SARs and 195,770 RSUs. During the nine months ended October 31, 2007, a total of 69,826 MV Stock-settled SARS and 455,451 stock options were exercised and 13,333 shares and 3,250 shares of RSUs and RSAs, respectively, vested and were released. The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards.

NOTE 4—COMPREHENSIVE INCOME (LOSS)

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

Comprehensive income (loss), net of taxes, for the three and nine months ended October 31, 2007 and 2006 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$40,949	$9,598	$58,093	$(133,040)
Change in CTA(1)	76,753	5,170	156,500	60,779

Total	$117,702	$14,768	$214,593	$(72,261)

(1)	There were no income tax effects for the three and nine months ended October 31, 2007 or 2006.

NOTE 5—DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the nine months ended October 31, 2006.

The following table reflects the results of the Training Business reported as discontinued operations for the three and nine months ended October 31, 2006:

	Three months ended	Nine months ended
	October 31, 2006
	(In thousands)
Net sales	$—	$5,634
Cost of products sold	—	1,259

Gross profit	—	4,375
Selling, general and administrative expenses	—	4,056

Operating income from discontinued operations	—	319
Provision for income taxes	—	207

Income from discontinued operations, net of tax	—	112
Gain on sale of discontinued operations, net of tax	—	3,834

Discontinued operations, net of tax	$—	$3,946

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 6—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	October 31, 2007	January 31, 2007
	(In thousands)
Accounts receivable	$2,801,480	$2,533,702
Allowance for doubtful accounts	(68,666)	(68,967)

Total	$2,732,814	$2,464,735

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $423.6 million at October 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the nine months ended October 31, 2007 and 2006, the Company received gross proceeds of $839.8 million and $869.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $5.0 million and $8.5 million for the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

NOTE 8—LOSS ON DISPOSAL OF SUBSIDIARIES

The Company’s loss on disposal of subsidiaries is the result of the Company’s decision to exit its operations in Israel and the United Arab Emirates (“UAE”) as part of its ongoing initiatives to optimize profitability and return on capital employed.

In late March 2007, the Company made the decision to cease operations in the UAE, the closure of which was substantially completed by the end of the second quarter of fiscal 2008. During the nine months ended October 31, 2007, the Company recorded a loss on disposal of this subsidiary of $9.4 million (which was recorded during the first semester of fiscal 2008), which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $0.9 million during the nine months ended October 31, 2007, comprised primarily of inventory write-downs and occupancy-related expenses.

During the quarter ended July 31, 2007, the Company executed an agreement for the sale of the Israel operations at an amount approximating local currency net book value. In connection with this agreement, the Company recorded a loss on disposal of this subsidiary of $3.7 million, which includes a $2.7 million impairment on the Company’s investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for costs related to the sale. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. The sale of the Israel operation closed during the quarter ended October 31, 2007. Israel had an operating loss of $0.1 million during fiscal 2008 through the date of closing.

NOTE 9—RESTRUCTURING PROGRAMS

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

Closure of European Logistics Center

On May 1, 2007, the Company’s Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic and to reduce the Company’s expenses. Related to the Moers logistics center exit, Tech Data is expanding its logistics center located in Bor, Czech Republic. The Company expects the net result of these transactions to be a reduction in our future operating expenses.

During the first semester of fiscal 2008, the Company exited the Moers logistics center and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs. The recognition of the restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing and amounts of costs associated with the closure of the Moers logistics center. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates. The remaining net book value of the Moers logistics center of $8.5 million at October 31, 2007 has been classified as an asset held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and, accordingly, reclassified from “Property and equipment, net” to “Other assets, net” in the Consolidated Balance Sheet.

Summarized below is the activity related to accruals for the restructuring program recorded during the nine months ended October 31, 2007:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of April 30, 2007	$—	$—	$—
Charges to operations	8,264	8,612	16,876
Cash payments	(724)	(930)	(1,654)
Impairment of assets leased under capital lease and fixed asset write-offs(1)	—	(5,767)	(5,767)
Other(2)	323	110	433

Balance as of July 31, 2007	7,863	2,025	9,888
Cash payments	(4,142)	(543)	(4,685)
Other(2)	292	378	670

Balance as of October 31, 2007	$4,013	$1,860	$5,873

(1)	The impairment of assets leased under capital lease and fixed asset write-offs were recorded against the respective asset accounts.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

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

Summarized below is the activity related to accruals for the restructuring program recorded during the nine months ended October 31, 2007:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2007	$4,022	$7,195	$11,217
Change in estimate	—	(453)	(453)
Cash payments	(1,314)	(126)	(1,440)
Other(1)	193	317	510

Balance as of April 30, 2007	2,901	6,933	9,834
Change in estimate	(274)	—	(274)
Cash payments	(410)	(221)	(631)
Other(1)	1	399	400

Balance as of July 31, 2007	2,218	7,111	9,329
Cash payments	(177)	(443)	(620)
Other(1)	119	100	219

Balance as of October 31, 2007	$2,160	$6,768	$8,928

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 10—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2007	January 31, 2007
	(In thousands)
Receivables Securitization Program, interest rate of 6.12% at October 31, 2007, expiring December 2007	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 5.33% at October 31, 2007, expiring March 2012	—	—
Other uncommitted revolving credit facilities, average interest rate of 5.46% at October 31, 2007, expiring on various dates throughout fiscal 2008	57,918	77,195

	$57,918	$77,195

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which expires in December 2007, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $635.2 million and $571.3 million at October 31, 2007 and January 31, 2007, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in December 2007.

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

In addition to the facilities described above, the Company has lines of credit and overdraft facilities totaling approximately $732.4 million at October 31, 2007 to support its worldwide operations. Most of these facilities are provided on an uncommitted, unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.4 billion, of which $57.9 million was outstanding at October 31, 2007. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At October 31, 2007, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $715.0 million.

At October 31, 2007, the Company had issued standby letters of credit of $27.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	October 31, 2007	January 31, 2007
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	15,637	15,980

	365,637	365,980
Less—current maturities	(1,455)	(2,376)

	$364,182	$363,604

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

NOTE 11—INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company’s effective tax rate for continuing operations was 32.3% in the third quarter of fiscal 2008 and 58.7% in the third quarter of fiscal 2007. The effective tax rate for continuing operations was 46.7% for the first nine months of fiscal 2008 compared to (41.2%) for the same period of the prior year.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods due to the relative mix of earnings or losses within the tax jurisdictions the Company operates around the world such as: a) losses in tax jurisdictions where the Company is not able to record a tax benefit; b) earnings in tax jurisdictions where the Company has previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

The effective tax rate during the first nine months of fiscal 2007 was further impacted by a European goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and an $8.4 million increase in the valuation allowance on deferred tax assets related to specific jurisdictions in Europe. While the Company believes its restructuring efforts are improving the operating performance within the European operations, the Company determined the respective increases in the valuation allowances on deferred tax assets in fiscal 2007 to be appropriate due to cumulative losses realized or expected to be realized within the respective fiscal year, after considering the effect of prudent and feasible tax planning strategies. To the extent the Company generates future consistent taxable income within those operations currently requiring the valuation allowance, the valuation allowance on the related deferred tax assets will be reduced, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations. The overall effective tax rate will continue to be dependent upon the geographic distribution of the Company’s worldwide earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. The Company monitors the assumptions used in estimating the annual effective tax rate and adjusts these estimates accordingly. If actual results differ from these estimates, future income tax expense could be materially affected.

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the reduction of the Company’s consolidated beginning retained earnings of $1.1 million. As of the adoption date, the Company had gross unrecognized tax benefits of $12.1 million (including $1.6 million of accrued interest and penalties), $7.9 million of which, if recognized, would affect the effective tax rate. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. Uncertain tax benefits totaling $3.7 million primarily related to the foreign taxation of intercompany transactions have a reasonable possibility of significantly decreasing within the 12 months following October 31, 2007, due to statute expirations.

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

NOTE 12—SHAREHOLDERS’ EQUITY

In September 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The Company’s share repurchases are made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases are based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans. During the quarter ended October 31, 2007, the Company repurchased 7,700 shares, at an average of $39.42 per share, for a total cost, including expenses, of $0.3 million.

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

NOTE 14—SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (including North America and Latin America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas	$2,873,209	$2,604,575	$8,270,009	$7,442,931
Europe	3,050,605	2,826,772	8,669,190	7,875,823

Total	$5,923,814	$5,431,347	$16,939,199	$15,318,754

Operating income (loss)(1) (2)
Americas	$44,262	$40,110	$127,991	$115,060
Europe	17,767	(5,954)	(4,379)	(179,187)
Stock-based compensation expense recognized under SFAS No. 123R	(2,526)	(2,070)	(7,692)	(5,592)

Total	$59,503	$32,086	$115,920	$(69,719)

Depreciation and amortization
Americas	$4,675	$4,377	$13,299	$12,984
Europe	8,955	9,037	26,242	26,720

Total	$13,630	$13,414	$39,541	$39,704

Additions to long-lived assets
Americas	$8,297	$2,450	$18,803	$9,257
Europe (3)	5,192	7,736	12,524	23,173

Total	$13,489	$10,186	$31,327	$32,430

Identifiable assets
Americas	$2,101,804	$1,572,451	$2,101,804	$1,572,451
Europe	3,404,090	2,873,166	3,404,090	2,873,166

Total	$5,505,894	$4,445,617	$5,505,894	$4,445,617

Goodwill
Americas	$2,966	$2,966	$2,966	$2,966
Europe	—	—	—	—

Total	$2,966	$2,966	$2,966	$2,966

(1)

For the nine months ended October 31, 2007, the amounts shown above include $9.4 million of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiaries. The Company’s UAE operations had operating income of $1.6 million and operating losses of $0.9 million, respectively, for the three and nine months ended October 31, 2007.

For the nine months ended October 31, 2007, the amounts shown above also include $3.7 million, respectively, of costs related to the sale of the Company’s Israel operations included in Loss on Disposal of Subsidiaries. The Company’s Israel operations had operating losses of $0.4 million and $0.1 million, respectively, for the three and nine months ended October 31, 2007 (see also Note 8 – Loss on Disposal of Subsidiaries).

(2)

For the nine months ended October 31, 2007, the amounts shown above include $16.1 million of restructuring charges related to the closure of the Moers logistics center and $(.8) million resulting from changes in estimates related to the European restructuring program completed in October 2006.

For the three and nine months ended October 31, 2006, the amounts shown above include $6.1 million and $23.8 million, respectively, of restructuring costs related to the European restructuring program and $2.8 million and $8.6 million, respectively, of external consulting costs associated with the European restructuring program. The European restructuring program was completed in October 2006.

(3)

Additions to long-lived assets for both the three and nine months ended October 31, 2007 includes $1.5 million assigned to the customer list related to the acquisition of assets from Actebis Switzerland AG for a total purchase price of $21.5 million.

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

Factors that could cause actual results to differ materially include the following:

•	competition

•	narrow profit margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	changes in income tax and other regulatory legislation

•	changes in accounting rules

•	volatility of common stock price

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, corporate resellers, direct marketers and retailers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (including North America and Latin America) and Europe.

The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. We will continue to focus on not only disciplined pricing and purchasing practices, but also on realigning our customer and product portfolio to support a sustainable higher margin business that will help drive long-term profitability throughout all of our operations. As we continue to evaluate our existing pricing policies and make future changes, if any, within our customer or product portfolio, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at October 31, 2007 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 18%.

We continue to be satisfied with our performance over the last several years within the Americas and are making measurable progress towards improving our profitability within Europe. The major initiatives surrounding our European restructuring program were completed in the third quarter of fiscal 2007, and the savings realized from our restructuring initiatives partially offset the pressure on our gross margins experienced during fiscal 2007. During the second semester of fiscal 2007 and the first nine months of fiscal 2008 we have seen our European operations, with the exception of Germany, begin to stabilize with improving gross margin, stable operating expenses and improving operating margins. While we still have opportunities and expectations for additional improvement, we believe that our current performance within the majority of the European countries is a positive indicator of the Company’s ability to improve our operating performance in Europe. Within Germany, we have continued to fall short of our operating targets. In response, we have made significant changes to our German management structure and the new team is taking aggressive action to improve upon our execution throughout the German operations. These changes will take time to stabilize.

We believe our third quarter fiscal 2008 financial performance demonstrates our ability to execute as we achieved significant improvements in our operating performance in Europe compared to the three and nine month periods ended October 31, 2006. During the first nine months of fiscal 2008, we announced several initiatives designed to further enhance our long-term profitability and return on invested capital in the region, including the following:

•

We ceased operations in the United Arab Emirates (“UAE”). During the nine months ended October 31, 2007, our results included a loss on disposal of this subsidiary of approximately $9.4 million, representing an $8.4 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. In addition, the UAE incurred other operating losses of approximately $0.9 million during the first nine months of fiscal 2008, comprised primarily of inventory write-downs and occupancy-related expenses. This subsidiary earned an immaterial amount of operating income during the first nine months of fiscal 2007 and incurred operating losses for the entire year that were not material to our fiscal 2007 results as a whole.

•

We completed the sale our operations in Israel at an amount approximating local currency net book value. During the nine months ended October 31, 2007, we recorded a loss on disposal of this subsidiary of approximately $3.7 million, representing a $2.7 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for costs related to the sale. In addition, Israel had operating losses of $0.1 million during the first nine months of fiscal 2008. This subsidiary earned an immaterial amount of operating income during the first nine months of fiscal 2007 and had operating income for the entire year that was not material to our fiscal 2007 results as a whole. In addition, the balance sheet of our Israeli operations was not material to our consolidated balance sheet.

•

We completed the exit from our logistics center in Germany (the “Moers logistics center”) during the second quarter of fiscal 2008 which we believe will enable us to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic. Related to the Moers logistics center exit, we are expanding our logistics center located in Bor, Czech Republic. We expect the net result of these transactions to be a reduction in our future operating expenses. During the nine months ended October 31, 2007, we recorded $16.9 million in restructuring charges related to the closure of the Moers logistics center, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs.

•

We executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers. The joint venture will distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers throughout the European market. Each of the joint venture partners has a 50% ownership in the entity. During the second quarter of fiscal 2008, we announced our first vendor agreement with Motorola and the joint venture commenced sales during the third quarter of fiscal 2008. The operating results of the joint venture are not expected to have a material impact on the fiscal 2008 results of operations.

•

We completed the acquisition of certain assets and the customer base of Actebis Switzerland AG in the third quarter of fiscal 2008, for a purchase price of approximately $21.5 million. While not significant to our worldwide operations, we believe this acquisition will strengthen and further diversify our position in Switzerland and will provide our existing and new customers with a broader portfolio of vendors and improved sales coverage and support.

We have seen stronger recent performance in virtually all markets in Europe, with the exception of Germany. We believe our strategy focused on diversification, execution and innovation will provide further improvements to our financial results in the region. However, the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to improve our operating margins, both in Europe and the Americas. We will continue to work to selectively grow our net sales, profitability and market share. We will also continue to make targeted investments across our worldwide operations in IT enhancements, sales programs and new business units.

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

Vendor Incentives

We receive incentives from our vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with our vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with our vendors. Unrestricted volume rebates and early payment discounts received from our vendors are recorded as a reduction of inventory upon receipt of funds and as a reduction of cost of products sold as the related inventory is sold. Incentives received from our vendors for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any reimbursement in excess of the related cost is recorded in the same manner as unrestricted volume rebates, as discussed above.

We also provide reserves for receivables on our vendor programs for estimated losses resulting from vendors’ inability to pay or rejection of claims by vendors. Should amounts recorded as outstanding receivables from our vendors be uncollectible, additional allowances may be required that could have an adverse effect on our consolidated financial results.

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As current events and circumstances warrant, we also examine the carrying value of our intangible assets with finite lives; such as capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends or significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, estimating the net present value of the projected cash flows of our reporting units. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including: the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination is made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance will be made to income tax expense, thereby reducing net income in the period such determination is made.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters such as imports and exports, the imposition of international governmental controls, changes in the interpretation and enforcement of international laws (in particular related to items such as duty and taxation), and the impact of local economic conditions and practices, that are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2007 and 2006:

	Three months ended October 31, 2007		Three months ended October 31, 2006
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,873,209	48.5%	$2,604,575	48.0%
Europe	3,050,605	51.5%	2,826,772	52.0%

Worldwide	$5,923,814	100.0%	$5,431,347	100.0%

	Nine months ended October 31, 2007		Nine months ended October 31, 2006
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$8,270,009	48.8%	$7,442,931	48.6%
Europe	8,669,190	51.2%	7,875,823	51.4%

Worldwide	$16,939,199	100.0%	$15,318,754	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Year-over-year increase (decrease) in net sales (%):
Americas	10.3%	5.8%	11.1%	5.4%
Europe (US$)	7.9%	8.2%	10.1%	(0.1)%
Europe (euro)	(1.7)%	3.7%	1.2%	0.0%
Worldwide	9.1%	7.0%	10.6%	2.5%

	Three months ended October 31, 2007		Three months ended October 31, 2006
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$44,262	1.54%	$40,110	1.54%
Europe	17,767	0.58%	(5,954)	(0.21)%
Stock-based compensation expense recognized under SFAS No. 123R	(2,526)	(0.04)%	(2,070)	(0.04)%

Worldwide	$59,503	1.01%	$32,086	0.59%

	Nine months ended October 31, 2007		Nine months ended October 31, 2006
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$127,991	1.55%	$115,060	1.55%
Europe	(4,379)	(0.05)%	(179,187)	(2.28)%
Stock-based compensation expense recognized under SFAS No. 123R	(7,692)	(0.05)%	(5,592)	(0.04)%

Worldwide	$115,920	0.68%	$(69,719)	(0.46)%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 29% of our net sales for the third quarter of fiscal 2008, 27% and 29% of our net sales for the first and second quarters of fiscal 2008, respectively, and 28% for the first, second and third quarters of fiscal 2007.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2007 and 2006, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.21	95.44	95.20	95.36

Gross profit	4.79	4.56	4.80	4.64

Operating expenses:
Selling, general and administrative expenses	3.78	3.86	3.94	4.05
Goodwill impairment	—	—	—	.89
Loss on disposal of subsidiaries	—	—	.08	—
Restructuring charges	—	.11	.10	.16

	3.78	3.97	4.12	5.10

Operating income (loss)	1.01	.59	.68	(.46)

Other expense (income):
Interest expense	.09	.17	.12	.17
Discount on sale of accounts receivable	.03	.05	.03	.06
Interest income	(.07)	(.05)	(.06)	(.05)
Net foreign currency exchange gain	(.04)	(.01)	(.03)	(.01)

	.01	.16	.06	.17

Income (loss) from continuing operations before income taxes and minority interest	1.00	.43	.62	(.63)
Provision for income taxes	.32	.25	.29	.26

Income (loss) from continuing operations before minority interest	.68	.18	.33	(.89)
Minority interest	(.01)	—	(.01)	—

Income (loss) from continuing operations	.69	.18	.34	(.89)
Discontinued operations, net of tax	—	—	—	.02

Net income (loss)	.69%	.18%	.34%	(.87)%

Three and nine months ended October 31, 2007 and 2006

Net Sales

Our consolidated net sales were $5.9 billion in the third quarter of fiscal 2008, an increase of 9.1% when compared to the third quarter of fiscal 2007. On a regional basis, during the third quarter of fiscal 2008, net sales in the Americas increased by 10.3% over the third quarter of fiscal 2007 and increased by 7.9% in Europe (a decrease of 1.7% on a euro basis). On a year-to-date basis, net sales were $16.9 billion for the first nine months of fiscal 2008, an increase of 10.6% compared to the first nine months of fiscal 2007. Regionally, net sales in the Americas increased by 11.1% and Europe increased 10.1% (increase of 1.2% on a euro basis) for the first nine months of fiscal 2008 as compared to the same period of the prior year.

Our sales performance in both the third quarter and first nine months of fiscal 2008 in the Americas is primarily the result of stronger execution and more focused sales and product management efforts compared to the same periods of the prior year. Our sales performance in Europe during the three and nine months ended October 31, 2007 is primarily the result of our improved stability and stronger execution in the majority of our European operations and our conscious effort to remix our customer portfolio to those customers requiring less working capital.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 4.79% during the third quarter of fiscal 2008 from 4.56% in the third quarter of fiscal 2007. On a year-to-date basis, gross margin was 4.80%, an increase of .16% of net sales, or 16 basis points, compared to the first nine months of fiscal 2007. The increase in gross margin is primarily attributable to significant improvements in our inventory and pricing management practices in Europe as well as continued changes in the customer and product mix worldwide.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.78% in the third quarter of fiscal 2008, compared to 3.86% in the third quarter of fiscal 2007. On a year-to-date basis, SG&A as a percentage of net sales decreased to 3.94% compared to 4.05% in the same period of the prior year. The decrease in SG&A as a percentage of sales for both the third quarter and first nine months of fiscal 2008 is primarily the result of improvements in productivity and the leveraging of our fixed costs in Europe.

In absolute dollars, worldwide SG&A increased by $14.9 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the U.S. dollar and an increase in labor costs in the Americas to support our sales growth. On a year-to-date basis, worldwide SG&A increased $47.9 million compared to the same period of fiscal 2007. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the dollar in the first nine months of fiscal 2008 compared to fiscal 2007, increased labor costs in the Americas (as discussed above) and an additional $2.1 million of stock compensation expense related to SFAS No. 123R. These increases were partially offset by cost decreases of $2.8 million and $8.6 million, respectively, of external consulting costs related to the European restructuring program incurred in the third quarter and first nine months of fiscal 2007, that did not recur in fiscal 2008.

Goodwill Impairment

Due to certain indicators of impairment within the European reporting unit, the Company performed an impairment test for goodwill as of October 31, 2006. This testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings during the first semester of fiscal 2007 and cash flow forecast for the Europe region, primarily due to increasingly competitive market conditions and uncertain demand, resulted in the Company determining that a goodwill impairment charge was necessary. As of October 31, 2006, the Company recorded a $136.1 million non-cash charge for the Europe goodwill impairment.

Restructuring Charges

Restructuring charges were $16.1 million in the first nine months of fiscal 2008. As further discussed below, these restructuring charges include the charges related to the closure of the European logistics center, announced in the second quarter of fiscal 2008, and adjustments decreasing the liability related to the European restructuring program completed in October 2006. Restructuring charges totaling $6.1 million and $23.8 million, respectively, were incurred in the third quarter and first nine months of fiscal 2007, relate to our European restructuring program completed in October 2006.

Closure of European Logistics Center

On May 1, 2007, our Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic. In connection with the Moers logistics center exit, Tech Data is expanding its logistics center located in Bor, Czech Republic. The Company expects the net result of these transactions to be a reduction in our future operating expenses.

During the quarter ended July 31, 2007, the Company exited the Moers logistics facility and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs.

European Restructuring Program

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the European operating cost structure with the current business environment. As of October 31, 2006, the initiatives related to the European restructuring program had been completed. During the first nine months of fiscal 2008, we recorded credits of $1.1 million related to changes in estimates of previously recorded restructuring accruals.

Loss on Disposal of Subsidiaries

We incurred losses on the disposal of subsidiaries of $13.1 million during the first nine months of fiscal 2008 for charges related to both the closure of our UAE operations and the sale of our Israel operations. The $13.1 million loss includes $9.4 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the sale of our Israel operations. The loss related to the closure of our UAE operations includes an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. The $3.7 million loss related to the sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 40.9% to $5.6 million in the third quarter of fiscal 2008 compared to $9.4 million in the third quarter of the prior year. On a year-to-date basis, interest expense decreased 27.5% to $19.7 million in the first nine months of fiscal 2008 from $27.2 million in the prior year. The decrease in interest expense for both the third quarter and first nine months of fiscal 2008 is primarily attributable to two factors. First, we issued $350.0 million of convertible senior debentures in the fourth quarter of fiscal 2007, which bear interest at 2.75%. Second, we improved our daily management of our cash conversion cycle, which resulted in lower average outstanding debt balances during the periods. The interest expense reduction resulting from these two factors was partially offset by higher interest rates on revolving credit loans during both the third quarter and the first nine months of fiscal 2008 compared to the same periods in the prior year.

The discount related to the accounts receivable sold under our trade receivable purchase facility agreements was $1.6 million during the third quarter of fiscal 2008 compared to $2.8 million in the third quarter of fiscal 2007. On a year-to-date basis, the discount on the sale of accounts receivable was $5.0 million in the first nine months of fiscal 2008 compared to $8.5 million in the prior year. The decrease in the discount on sale of accounts receivables is primarily related to a decrease in the average balance of accounts receivables sold during both the third quarter and first nine months of fiscal 2008 compared to the same periods of the prior fiscal year.

Interest income increased 60.7% to $4.4 million in the third quarter of fiscal 2008 from $2.7 million in the third quarter of the prior year. On a year-to-date basis, interest income increased 39.1% to $10.1 million in the first nine months of fiscal 2008 from $7.3 million in the prior year. The increase in interest income during the third quarter and first nine months of fiscal 2008 is primarily attributable to higher average cash balances available for investment and higher interest rates earned on short-term cash investments compared to the same periods of the prior year.

We realized a net foreign currency exchange gain of $2.4 million during the third quarter of fiscal 2008 compared to a net foreign currency exchange gain of $0.6 million during the third quarter of fiscal 2007. On a year-to-date basis, we realized a net foreign currency exchange gain of $4.2 million compared to a $1.2 million foreign currency exchange gain in the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Minority Interest

Minority interest for the three and nine months ended October 31, 2007 was $(0.9) million and $(1.9) million respectively, and reflects the earnings (loss) of our European joint venture attributable to Brightstar Corporation’s ownership share in the joint venture. The minority interest represents Brightstar Corporation’s share of the joint venture losses, which is comprised primarily of start-up costs, as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, however, sales to date have not been significant.

Provision for Income Taxes

Our effective tax rate for continuing operations was 32.3% in the third quarter of fiscal 2008 and 58.7% in the third quarter of fiscal 2007. The effective tax rate for continuing operations was 46.7% for the first nine months of fiscal 2008 compared to (41.2%) for the same period of the prior year.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods due to the relative mix of earnings or losses within the tax jurisdictions we operate around the world such as: a) losses in tax jurisdictions where we are not able to record a tax benefit; b) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

The effective tax rate during the first nine months of fiscal 2007 was further impacted by the previously discussed European goodwill impairment of $136.1 million, which is non-deductible for tax purposes, and an $8.4 million increase in the valuation allowance on deferred tax assets related to specific jurisdictions in Europe. While we believe our restructuring efforts are improving the operating performance within the European operations, we determined the respective increases in the valuation allowances on deferred tax assets in fiscal 2007 to be appropriate due to cumulative losses realized or expected to be realized within the respective fiscal year, after considering the effect of prudent and feasible tax planning strategies. To the extent we generate future consistent taxable income within those operations currently requiring the valuation allowance, the valuation allowance on the related deferred tax assets will be reduced, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

The overall effective tax rate will continue to be dependent upon the geographic distribution of our worldwide earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and adjusts these estimates accordingly. If actual results differ from these estimates, future income tax expense could be materially affected.

On an absolute dollar basis, the provision for income taxes increased 40.2% to $19.2 million in the third quarter of fiscal 2008 compared to $13.7 million in the same period of fiscal 2007 and increased 23.3% to $49.3 million for the first nine months of fiscal 2008 compared to $40.0 million for the same period of fiscal 2007 primarily due to an increase in earnings in certain countries in which we operate.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2007 and 2006:

	Nine months ended October 31,
	2007	2006
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$301,794	$143,589
Investing activities	(44,169)	(15,930)
Financing activities	(908)	(170,249)
Effect of exchange rate changes on cash and cash equivalents	4,135	14,694

Net increase (decrease) in cash and cash equivalents	$260,852	$(27,896)

Net cash provided by operating activities increased during the first nine months of fiscal 2008 as compared to the corresponding period in fiscal 2007 due primarily to our earnings and the timing of both payments to our vendors and receipts from customers. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days remained relatively consistent at 30 days at the end of the third quarter of fiscal 2008 compared to 29 days at the end of the third quarter of fiscal 2007. This is a result of our ongoing focus on working capital management. Our owned inventory level (the percentage of inventory not financed by our vendors) was a negative 42% at the end of the third quarter of fiscal 2008, meaning our accounts payable balances exceeded our inventory balances by 42%. This compares to negative owned inventory of 37% at the end of the third quarter of fiscal 2007.

The following table presents the components of our cash conversion cycle for the quarters ended October 31, 2007 and 2006:

	Three months ended October 31,
	2007	2006
Days of sales outstanding	42	39
Days of supply in inventory	28	28
Days of purchases outstanding	(40)	(38)

Cash conversion cycle (days)	30	29

Net cash used in investing activities of $44.2 million during the first nine months of fiscal 2008 was primarily the result of our purchase of certain assets from Actebis Switzerland AG for $21.5 million and capital expenditures of $29.8 million for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by $7.2 million of proceeds received from the sale of our Israel operations. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2008 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $0.9 million during the first nine months of fiscal 2008 primarily reflects $19.8 million of net repayments on our revolving credit lines and long-term debt, offset by $11.9 million in proceeds received for the reissuance of treasury stock related to the exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan and a $7.0 million capital contribution from our partner in the European joint venture discussed above.

As of October 31, 2007, we have total credit facilities approximating $1.4 billion, of which $57.9 million was outstanding at October 31, 2007. These credit facilities consist of (a) a $400.0 million Receivables Securitization Program with a syndicate of banks; (b) a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks; and, (c) other uncommitted lines of credit and overdraft facilities totaling approximately $732.4 million at October 31, 2007. Certain of our credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At October 31, 2007, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of October 31, 2007, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $715.0 million. The Company plans to renew the Receivables Securitization Program upon expiration in December 2007.

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

At October 31, 2007, we had issued standby letters of credit of $27.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

Our debt to capital ratio was 18% at October 31, 2007. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal 2009, at which time we have the following options: renew the lease for an additional five years, purchase the properties at an amount equal to their cost, or remarket the properties. The amount funded under the Synthetic Lease (approximately $133.2 million at October 31, 2007) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of October 31, 2007, we were in compliance with all such covenants. The sum of future minimum lease payments under the Synthetic Lease at October 31, 2007 was approximately $6.0 million.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $423.6 million at October 31, 2007, based on currency exchange rates at that date. Under the Receivables Facilities, we can sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin.

During the first nine months of fiscal 2008 and 2007, we received gross proceeds of $839.8 million and $869.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $5.0 and $8.5 million for the respective periods.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, if repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time. We would be required to make payment under the guarantee if the customer is in default with the finance company. As of October 31, 2007 and January 31, 2007, the aggregate amount of customer guarantees under these arrangements totaled approximately $18.3 million and $11.5 million, respectively, of which approximately $14.6 million and $7.0 million, respectively, was outstanding. Based on historical experience we believe the likelihood of a material loss pursuant to both customer guarantees and repurchase agreements is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 5—Discontinued Operations, we continue to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. The maximum potential amount of future payments (undiscounted) that we could be required to make under these facility lease obligations is approximately $7.7 million as of October 31, 2007. We believe that the likelihood of a material loss pursuant to these obligations is remote.

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

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems that contain detailed information on each customer’s payment history and other relevant information. We have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in Europe vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card, cash on delivery and floor plan basis.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. No material changes have occurred in our market risks since January 31, 2007.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2007. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2008.

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

In September 2007, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended October 31, 2007:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total numbers of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 – August 31, 2007	—	—	—
September 1 – September 30, 2007	7,700	$39.42	7,700
October 1 – October 31, 2007	—	—	—

Total	7,700	$39.42	7,700	$99,696,443

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer	December 4, 2007
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial	December 4, 2007
Jeffery P. Howells	Officer; Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	December 4, 2007
Joseph B. Trepani	(principal accounting officer)