Form 10-K
period 2008-01-31
TECH DATA CORP
filed 2008-03-28
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates was $1,919,188,370 based on the reported last sale price of common stock on July 31, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, par value $.0015 per share	52,830,015

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 4, 2008, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), ranked 109th on the FORTUNE 500(R), is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve more than 100,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers in more than 100 countries throughout North America, Latin America and Europe. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and Latin America) and Europe. For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.”

We offer a variety of products from manufacturers and publishers such as Acer, Adobe, American Power, Apple, Autodesk, Canon, Cisco Systems, Epson, Fujitsu-Siemens, Hewlett-Packard, IBM, Intel, Kingston, Lexmark, Lenovo, Logitech, Microsoft, Nortel Networks, Samsung, Seagate, Sony, Symantec, Toshiba, Western Digital and Xerox. Products are generally shipped from regionally located logistics centers the same day the orders are received.

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

In 2005, the Company announced a formal restructuring program to better align Europe’s operating cost structure with the business environment prevailing at the time. The restructuring program was completed during the third quarter of fiscal 2007.

In 2006, in order to provide greater focus and resources on core growth opportunities, we sold our European training business (the “Training Business”) to a third-party.

In fiscal 2008, we announced several initiatives designed to further enhance our long-term profitability and return on capital employed in Europe, including the following:

•

We ceased operations in the United Arab Emirates (“UAE”) and completed the sale of our operations in Israel. The operating results of these entities during the past three years have been insignificant relative to our consolidated financial results.

•

We completed the exit from our logistics center in Germany (the “Moers logistics center”) which we believe will enable us to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic. In connection with the Moers logistics center exit, we are expanding our logistics center located in Bor, Czech Republic. We expect the net result of these transactions to be a reduction in our future operating expenses.

•

We executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers and commenced sales during the third quarter of fiscal 2008. The joint venture will distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers throughout the European market. Each of the joint venture partners has a 50% ownership in the entity. Throughout fiscal 2008, we executed vendor agreements with Motorola, Samsung, Nokia and LG in various countries throughout Europe. The operating results of the joint venture did not have a material impact on the fiscal 2008 results of operations.

•

We completed the acquisition of certain assets and the customer base of Actebis Switzerland AG for a purchase price of approximately $21.5 million. While not significant to our worldwide operations, we believe this acquisition will strengthen and further diversify our position in Switzerland and will provide our existing and new customers with a broader portfolio of vendors and improved sales coverage and support.

In early March 2008, we announced the execution of an agreement for the acquisition of certain assets of Scribona, AB, a publicly traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The purchase price for the assets is the net asset value plus a premium for the transferred assets, including inventory, intellectual property, material contracts, office equipment and certain other assets. The transaction is subject to various contingencies including labor consultations, clearance from the European Union and Scribona shareholder approval with a targeted completion in the second quarter of fiscal 2009.

We believe our strategy focused on execution, diversification and innovation will provide further improvements to our financial results. However, the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to improve our operating margins, both in Europe and the Americas. We will continue to work to selectively grow our net sales, profitability and market share. We will also continue to make targeted investments across our worldwide operations in IT enhancements, sales programs and new business units.

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

The increasing utilization of electronic ordering and information delivery systems, including the ability to transact business over the internet, continues to have a significant impact on the cost efficiency of the wholesale distribution model. For example, we have established a seamless supply chain in which end-user orders flow immediately from reseller internet sites to our logistics center in closest proximity to the order destination. Advances like these are possible due to the financial and technical resources available to large-scale distributors, such as ourselves, enabling a reduction in both our customers’ and our own transaction costs through more efficient purchasing and lower selling and delivery costs.

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

While we sell products in various countries throughout the world, and product categories may vary from region to region, during fiscal 2008, sales within our consolidated product categories approximated the following:

Peripherals	40%
Systems	30%
Networking	15%
Software	15%

We generated approximately 28% of our consolidated net sales in fiscal 2008, 2007 and 2006 from products purchased from Hewlett Packard. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2008, 2007 or 2006.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 100,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2008, sales within our consolidated customer channels approximated the following:

VARs	60%
Direct marketers and retailers	25%
Corporate resellers	15%

No single customer accounted for more than ten percent of our net sales during fiscal 2008, 2007 or 2006.

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

We provide our vendors with one of the largest bases of resellers throughout the Americas and Europe, delivering products to customers from our 24 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2—Properties for further discussion of our locations and logistics centers).

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

Customers often utilize our electronic ordering and information systems. Through our website, most customers can gain remote access to our information systems to place orders, check order status, stock availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2008, approximately $10.9 billion (47%) of our consolidated net sales originated from orders received electronically, compared to approximately $9.5 billion (44%) in fiscal 2007 and approximately $9.0 billion (44%) in fiscal 2006.

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

We also compete, in some cases, with manufacturers and publishers who sell directly to resellers and end-users. However, we usually are also a business partner to these companies by providing supply chain or other services tailored to the IT market. We believe manufacturers and publishers will continue to sell their products through distributors due to our ability to provide suppliers with access to our broad customer base in a highly efficient manner. Our network of logistics centers and our sales and product management expertise worldwide allow our suppliers to benefit by lowering their selling and inventory costs.

Employees

On January 31, 2008, we had approximately 8,300 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While we operate primarily in one industry, because of our global presence, we manage our business based on our geographic segments. Our geographic segments include the Americas (including North America and Latin America) and Europe. In fiscal 2008, 2007 and 2006, 61%, 60%, and 60%, respectively, of our consolidated net sales were derived from operations outside of the United States.

Over the past several years, we have entered new markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, risk and earnings potential. We continue to evaluate our risk exposure (e.g., risks surrounding currency rates, regulatory environments, political instability, etc.) and earnings potential around the world. To the extent we decide to close additional operations, we may incur charges and operating losses related to such closures or recognize a portion of our accumulated other comprehensive (loss) income in connection with such a disposition (see Note 7 and Note 15 of Notes to Consolidated Financial Statements for further information regarding losses on the disposal of subsidiaries and the geographical distribution of our net sales, operating (loss) income, depreciation and amortization, capital expenditures, identifiable assets and goodwill).

Asset Management

We manage our inventories in an effort to maintain sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as we add new product lines and when appropriate, we make large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges as well as our inventory management procedures have helped to reduce the risk of loss of inventory value.

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

Executive Officers

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 27, 2008:

Name	Age	Title
Robert M. Dutkowsky	53	Chief Executive Officer
Jeffery P. Howells	50	Executive Vice President and Chief Financial Officer
Néstor Cano	44	President, Europe
Kenneth Lamneck	53	President, the Americas
Joseph A. Osbourn	60	Executive Vice President and Chief Information Officer
Charles V. Dannewitz	53	Senior Vice President, Taxes and Treasurer
William K. Todd, Jr.	63	Senior Vice President, Logistics and Integration Services
Joseph B. Trepani	47	Senior Vice President and Corporate Controller
David R. Vetter	48	Senior Vice President, General Counsel and Secretary

Robert M. Dutkowsky, Chief Executive Officer, joined Tech Data as chief executive officer and was appointed to the board of directors in October 2006. He has nearly 30 years of experience in the IT industry including senior management positions in sales, marketing and channel distribution with leading manufacturers and software publishers IBM, EMC and J.D. Edwards. His IT career began in 1977 with IBM. During his 20 years with IBM, he served in several senior management positions, including executive assistant to former IBM CEO Lou Gerstner, and Vice President, Distribution – IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky was chairman, president and CEO of GenRad, Inc., J.D. Edwards, Inc. and most recently Egenera, Inc. He earned a bachelor’s degree in labor and industrial relations from Cornell University.

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

Néstor Cano, President, Europe, joined the Company (via the Computer 2000 acquisition) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President of the Americas. He was promoted to President, Worldwide Operations in August 2000 and was appointed to the position of President, Europe in June 2007. Mr. Cano holds a PDG (similar to an Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.

Kenneth Lamneck, President, the Americas, joined the Company in March 2004. Prior to Tech Data, he served in various management positions at Arrow Electronics Distribution Division and most recently served as President of the Arrow Richey Electronics division since 1999. Mr. Lamneck holds a Bachelors Degree in Engineering from the United States Military Academy at West Point and a Masters Degree in Business Administration from the University of Texas at El Paso.

Joseph A. Osbourn, Executive Vice President and Chief Information Officer, joined the Company in October 2000. Prior to joining the Company, he was Senior Vice President and Chief Information Officer at Kmart Corporation from September 1999 to September 2000, Vice President of Information Services at Walt Disney World Company from September 1989 to September 1999, and with Price Waterhouse for ten years, most recently as a partner in Management Consulting Services. Mr. Osbourn holds a Bachelors Degree in Physics from the University of Louisville and a Masters Degree in Business Administration from Memphis State University.

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

William K. Todd, Jr., Senior Vice President, Logistics and Integration Services, joined the Company in June 1999 as Vice President and General Manager of Configuration and Assembly and was promoted to Senior Vice President, Logistics and Integration Services in April 2000. Prior to joining the Company, he was employed by Entex Information Services from September 1992 to June 1999 as the Senior Vice President of Distribution and Manufacturing. Mr. Todd holds a Bachelor of Science Degree in Business Management from New Hampshire College. Mr. Todd will be retiring from the Company in May 2008.

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

Acquisitions and Dispositions

As part of its growth strategy, the Company pursues the acquisition of companies that either complement or expand its existing business. As a result, the Company regularly evaluates potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and uncertainties, including expansion into new geographic markets and business areas, the requirement to understand local business practices, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the possible requirement to upgrade the acquired companies’ management information systems to the Company’s standards, potential adverse short-term effects on the Company’s operating results and the amortization or impairment of any acquired intangible assets. The Company also regularly evaluates the divestiture of business units which may not meet the Company’s strategic, financial and/or risk tolerance objectives. No assurance can be given that the Company will be able to dispose of business units on favorable terms or on particular timelines.

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

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2008, we operated a total of 24 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 14, and Europe – 10.

As of January 31, 2008, we leased or owned approximately seven million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

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

There have been no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended January 31, 2008.

PART II

ITEM 5.	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of February 29, 2008, there were 341 holders of record. We believe that there are approximately 53,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2008
Fourth quarter	$39.36	$31.36
Third quarter	41.40	33.01
Second quarter	39.47	34.90
First quarter	38.80	34.86

	High	Low
Fiscal year 2007
Fourth quarter	$43.74	$36.23
Third quarter	40.00	32.10
Second quarter	38.75	33.99
First quarter	42.65	34.94

Equity Compensation and Stock Purchase Plan Information

The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and stock purchase plans as of January 31, 2008 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding share-based incentives	Weighted average exercise price of outstanding share-based incentives(1)	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation (2)	5,684,087	$32.68	3,279,408
Employee stock purchase	—	—	585,369
Non-employee directors’ equity compensation	77,000	35.36	—

Total	5,761,087	32.71	3,864,777
Employee equity compensation plan not approved by shareholders	778,539	39.25	—

Total	6,539,626	33.49	3,864,777

(1)	The calculation of the weighted average exercise price includes both outstanding performance share awards and restricted stock awards that do not have an exercise price. Excluding the performance share awards and restricted stock awards, the weighted average exercise price of outstanding options and stock appreciation rights would be $36.35 for equity compensation plans approved by security holders, $39.25 for equity compensation plans not approved by shareholders and $36.73 for all equity compensation plans.
(2)	The share-based incentives outstanding include 2,200,698 maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) and maximum value stock options (“MVOs”), have an average exercise price of $36.79. Assuming the maximum cap of $20 is reached, the maximum number of shares that would be issued from the exercise of MV Stock-settled SARs and MVOs would be approximately 775,000 shares. The share-based incentives outstanding include a total of 43,016 shares outstanding for non-employee directors.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In September 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. As of January 31, 2008, the Company’s share repurchase program authorized in September 2007 was complete. The share repurchases were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended January 31, 2008:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total numbers of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
November 1 – November 30, 2007	156,400	$37.59	156,400
December 1 – December 31, 2007	1,812,771	$37.48	1,812,771
January 1 – January 31, 2008	721,255	$35.86	721,255

Total	2,690,426	$37.06	2,690,426	$—

ITEM 6.	Selected Consolidated Financial Data

The following table sets forth certain selected consolidated financial data. In the first quarter of fiscal 2007, management sold the European training business (the “Training Business”). The results of operations of the Training Business have been reclassified and presented as “income (loss) from discontinued operations, net of tax”, for all periods presented below. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations on our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2008	2007	2006	2005	2004
Income statement data:
Net sales	$23,423,078	$21,440,445	$20,482,851	$19,730,917	$17,358,525
Cost of products sold	22,288,670	20,433,674	19,460,332	18,667,184	16,414,773

Gross profit	1,134,408	1,006,771	1,022,519	1,063,733	943,752

Operating expenses:
Selling, general and administrative expenses	915,434	851,097	828,278	832,178	771,786
Goodwill impairment (1)	—	136,093	—	—	—
Loss on disposal of subsidiaries (4)	14,471	—	—	—	—
Restructuring charges(2)	16,149	23,764	30,946	—	—
Special charges	—	—	—	—	3,065

	946,054	1,010,954	859,224	832,178	774,851

Operating income (loss)	188,354	(4,183)	163,295	231,555	168,901

Other expense (income):
Discount on sale of accounts receivable	7,219	12,509	5,503	—	—
Interest expense, net	15,256	28,742	23,996	22,867	16,566
Net foreign currency exchange (gain) loss	(3,994)	(15)	1,816	(2,959)	(1,893)

	18,481	41,236	31,315	19,908	14,673

Income (loss) income from continuing operations before income taxes and minority interest	169,873	(45,419)	131,980	211,647	154,228
Provision for income taxes(3)	65,163	55,508	109,013	52,025	47,040

Income (loss) from continuing operations before minority interest	104,710	(100,927)	22,967	159,622	107,188
Minority interest in net loss of joint venture	3,559	—	—	—	—

Income (loss) from continuing operations	108,269	(100,927)	22,967	159,622	107,188
Discontinued operations, net of tax	—	3,946	3,619	2,838	(3,041)

Net income (loss)	$108,269	$(96,981)	$26,586	$162,460	$104,147

Income (loss) per common share—basic:
Continuing operations	$1.97	$(1.83)	$0.40	$2.74	$1.88
Discontinued operations	—	0.07	0.06	0.05	(0.05)

Net income (loss) per common share—basic	$1.97	$(1.76)	$0.46	$2.79	$1.83

Income (loss) income per common share—diluted:
Continuing operations	$1.96	$(1.83)	$0.39	$2.69	$1.86
Discontinued operations	—	0.07	0.06	0.05	(0.05)

Net income (loss) per common share—diluted	$1.96	$(1.76)	$0.45	$2.74	$1.81

	Year ended January 31,
	2008	2007	2006	2005	2004
Weighted average common shares outstanding:
Basic	54,904	55,129	57,749	58,176	56,838

Diluted	55,287	55,129	58,414	59,193	57,501

Dividends per common share	—	—	—	—	—

	2008	2007	2006	2005	2004
Balance sheet data:
Working capital	$2,044,418	$1,816,564	$1,392,108	$1,488,617	$1,525,432
Total assets	5,220,935	4,703,864	4,404,634	4,557,736	4,167,886
Revolving credit loans	18,315	77,195	235,088	68,343	80,221
Current portion of long-term debt	1,243	2,376	1,605	291,625	9,258
Long-term debt	363,639	363,604	14,378	17,215	307,934
Other long-term liabilities	58,011	46,252	38,598	45,178	46,591
Shareholders’ equity	1,920,721	1,702,720	1,760,307	1,927,471	1,658,489

(1)	See Note 6 of Notes to Consolidated Financial Statements for discussion of the goodwill impairment recorded in fiscal 2007.
(2)	See Note 8 of Notes to Consolidated Financial Statements for discussion of restructuring costs incurred in fiscal 2008, 2007 and 2006, respectively.
(3)	See Note 11 of Notes to Consolidated Financial Statements for discussion of the $7.5 million decrease in the deferred tax asset valuation allowance in fiscal 2008 and the $8.4 million and $56.0 million increases in the deferred tax asset valuation allowance in fiscal 2007 and 2006, respectively.
(4)	See Note 7 of Notes to Consolidated Financial Statements for discussion of the $14.5 million loss on disposal of subsidiaries recorded in fiscal 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2008 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at January 31, 2008 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 17%.

In fiscal 2008, we delivered solid and consistent performance in the Americas, achieving an operating margin in excess of 1.5% while at the same time continuing to invest in growth and productivity enhancement initiatives. In Europe, we are making measurable progress towards improving our profitability with improving sales coverage in many of our European regions. We have executed our restructuring programs throughout Europe, which are improving our operating performance going forward. In fiscal 2008, the vast majority of our European businesses delivered improved operating income and cash metrics in comparison with fiscal 2007. We continue to fall short of our operating targets in Germany and in response, we have made significant changes to our German management structure. The new team is taking aggressive action to improve our execution throughout our German operations. These changes will take time to take effect. While we still have opportunities and expectations for additional improvement, we believe that our current performance within the majority of the European countries is a positive indicator of the Company’s ability to improve our operating performance.

As discussed above, we believe our fiscal 2008 financial performance demonstrates our ability to execute as we delivered solid performance in the Americas and achieved significant improvements in our operating performance in Europe compared to fiscal 2007. During fiscal 2008, we announced several initiatives designed to further enhance our long-term profitability and return on invested capital in Europe, including the following:

•

We ceased operations in the United Arab Emirates (“UAE”). During fiscal 2008, our results included a loss on disposal of this subsidiary of approximately $10.8 million, representing a $9.8 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. In addition, the UAE incurred other operating losses of approximately $0.9 million during fiscal 2008, comprised primarily of inventory write-downs and occupancy-related expenses. The UAE’s operating results during fiscal 2007 and 2006 were insignificant relative to our consolidated financial results.

•

We completed the sale our operations in Israel at an amount approximating local currency net book value. During fiscal 2008, we recorded a loss on disposal of this subsidiary of approximately $3.7 million, representing a $2.7 million foreign currency exchange loss on our investment in the subsidiary (previously recorded in shareholders’ equity as a component of accumulated other comprehensive income) and $1.0 million for costs related to the sale. In addition, Israel had operating losses of $0.1 million during fiscal 2008. Israel’s operating results during fiscal 2007 and 2006 were insignificant relative to our consolidated financial statements.

•

We completed the exit from our logistics center in Germany (the “Moers logistics center”) during the second quarter of fiscal 2008; which we believe will enable us to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic. Related to the Moers logistics center exit, we are expanding our logistics center located in Bor, Czech Republic. We expect the net result of these transactions to be a reduction in our future operating expenses. During fiscal 2008, we recorded $18.1 million in restructuring charges related to the closure of the Moers logistics center, comprised of $8.7 million of workforce reductions and $9.4 million for facility costs and other fixed asset write-offs.

•

We executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers. The joint venture will distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers throughout the European market. Each of the joint venture partners has a 50% ownership in the entity. Throughout fiscal 2008, we executed vendor agreements with Motorola, Samsung, Nokia and LG in selected regions around Europe. The joint venture commenced sales during the third quarter of fiscal 2008 and the operating results of the joint venture did not have a material impact on the fiscal 2008 results of operations.

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

In early March 2008, we announced the execution of an agreement for the acquisition of certain assets of Scribona, AB, a publicly traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The purchase price for the assets is the net asset value plus a premium for the transferred assets, including inventory, intellectual property, material contracts, office equipment and certain other assets. The premium is estimated to be in the range of 13.5 million to 16.5 million euros (approximately $20.0 to $25.0 million). The transaction is subject to various contingencies including labor consultations, clearance from the European Union and Scribona shareholder approval with a targeted completion in the second quarter of fiscal 2009.

We have seen stronger recent performance in virtually all markets in Europe, with the exception of Germany. We believe our strategy focused on execution, diversification and innovation will provide further improvements to our financial results. However, the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to improve our operating margins, both in Europe and the Americas. We will continue to work to selectively grow our net sales, profitability and market share. We will also continue to make targeted investments across our worldwide operations in IT enhancements, sales programs and new business units.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

In addition to those policies discussed below, it is important to note that effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123R”), using the modified prospective transition method, and therefore have not restated our results of operations for the prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for stock-based compensation awards granted prior to, but not yet vested as of January 31, 2006, and for stock-based compensation awards granted after January 31, 2006. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. In accordance with SFAS No. 123R, we recognize stock-based compensation expense, reduced for estimated forfeitures, on a straight line basis over the requisite service period of the award. During fiscal 2008 and 2007, we recognized $10.3 million and $8.0 million, respectively, of stock-based compensation expense as a result of the adoption of SFAS No. 123R. See further discussion related to our adoption of SFAS No. 123R included in Note 1 of Notes to Consolidated Financial Statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 10% of our net sales; (3) the value and adequacy of collateral received from customers, if any and 4) our historical loss experience. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives earned for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any amounts earned in excess of the related cost is recorded in the same manner as unrestricted volume rebates, as discussed above.

We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections by vendors of claims. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on our consolidated financial results.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine we would be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are unable to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income, by geographic region, for the fiscal years ended January 31, 2008, 2007 and 2006:

	2008	% of net sales	2007	% of net sales	2006	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$11,003,893	47.0%	$9,965,074	46.5%	$9,464,667	46.2%
Europe	12,419,185	53.0	11,475,371	53.5	11,018,184	53.8

Worldwide	$23,423,078	100.0%	$21,440,445	100.0%	$20,482,851	100.0%

Year-over-year increase (decrease) in net sales (%):
Americas (US$)	10.4%		5.3%		11.6%
Europe (US$)	8.2%		4.1%		(2.0)%
Europe (Euro)	(1.4)%		1.5%		(0.6)%
Worldwide (US$)	9.2%		4.7%		3.8%

	2008	% of net sales	2007	% of net sales	2006	% of net sales
Operating income (loss) ($ in thousands):
Americas	$170,685	1.55%	$160,720	1.61%	$154,839	1.64%
Europe	27,956	0.23%	(156,930)	(1.37)%	8,456	0.08%
Stock-based compensation expense recognized under SFAS No. 123R	(10,287)	(0.04)%	(7,973)	(0.04)%	—	—

Worldwide	$188,354	0.80%	$(4,183)	(0.02)%	$163,295	0.80%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard generated 28% of our net sales in fiscal 2008, 2007 and 2006, respectively. There were no other manufacturers or publishers that accounted for 10% or more of our net sales in the past three years.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for each of the three most recent fiscal years:

	2008	2007	2006
Net sales	100.00%	100.00%	100.00%
Cost of products sold	95.16	95.30	95.01

Gross profit	4.84	4.70	4.99

Operating expenses:
Selling, general and administrative expenses	3.91	3.98	4.04
Goodwill impairment	—	0.63	—
Loss on disposal of subsidiaries	0.06	—	—
Restructuring charges	0.07	0.11	0.15

	4.04	4.72	4.19

Operating income (loss)	0.80	(0.02)	0.80

Other expense (income):
Interest expense	0.12	0.18	0.16
Discount on sale of accounts receivable	0.03	0.06	0.03
Interest income	(0.06)	(0.05)	(0.04)
Net foreign currency exchange (gain) loss	(0.02)	—	0.01

	0.07	0.19	0.16

Income (loss) from continuing operations before income taxes and minority interest	0.73	(0.21)	0.64
Provision for income taxes	0.28	0.26	0.53

Income (loss) from continuing operations before minority interest	0.45	(0.47)	0.11
Minority interest in net loss of joint venture	0.01	—	—

Income (loss) from continuing operations	0.46	(0.47)	0.11
Discontinued operations, net of tax	—	0.02	0.02

Net income (loss)	0.46%	(0.45)%	0.13%

Net Sales

Our consolidated net sales were $23.4 billion in fiscal 2008, an increase of 9.2% when compared to fiscal 2007. On a regional basis, during fiscal 2008, net sales in the Americas increased by 10.4% over fiscal 2007 and increased by 8.2% in Europe (a decrease of 1.4% on a euro basis). Our fiscal 2008 sales performance in the Americas is primarily the result of stronger execution and increased sales and product management resources compared to the same period of the prior year. These actions delivered strong growth across the Americas, most notably in the direct marketer and small- and medium-sized business space. We are generally pleased with our sales performance in Europe and we believe it is a reflection of our improved stability and stronger execution in the majority of our European operations. The year-over-year sales decline in euros can largely be attributed to our conscious efforts to remix our customer portfolio across Europe to those markets providing more acceptable operating margins and/or requiring less working capital to serve. These efforts are consistent with our focus on increasing our overall return on capital employed in the European region. Declining average selling prices for the majority of the products we sell continued to have an offsetting impact on our sales growth results within both the Americas and Europe.

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

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2008 was 4.84%, a 14 basis point increase from 4.70% in fiscal 2007. The increase in gross margin is primarily attributable to continued improvements in our inventory and pricing management practices in Europe as well as continued changes in the customer and product mix worldwide, partially offset by the competitive pricing conditions in the Americas.

Gross margin during fiscal 2007 was 4.70%, a decrease from 4.99% in fiscal 2006. The decrease in gross margin is primarily attributable to the more challenging pricing environment in Europe, particularly in the second quarter of fiscal 2007 and the internal distractions of management related to the final phases of our comprehensive IT systems upgrade and harmonization project and the implementation of the restructuring program in Europe, as discussed above. Since the completion of these initiatives during the third quarter of fiscal 2007, we saw our European operations begin to stabilize and gross margins in the region improve sequentially during the third and fourth quarters of fiscal 2007.

We continue to remain cautiously optimistic as the competitive environment and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or continue to improve gross margin from its current level.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.91% in fiscal 2008, compared to 3.98% in fiscal 2007. The decrease in SG&A as a percentage of net sales in fiscal 2008 is primarily the result of improvements in credit performance, productivity improvements and the leveraging of our fixed costs in Europe, offset by strategic investments made in personnel and information systems to support our long-term growth and productivity initiatives.

In absolute dollars, worldwide SG&A increased by $64.3 million in fiscal 2008 compared to fiscal 2007. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the U.S. dollar, an increase in labor costs to support our longer-term growth initiatives, start-up and other operating expenses related to the Brightstar joint venture (which is consolidated for financial statement reporting purposes) and an additional $2.3 million of stock compensation expense related to SFAS No. 123R. These increases were partially offset by a reduction in credit costs, as discussed above, and cost decreases of $8.6 million of external consulting costs related to the European restructuring program incurred during fiscal 2007 that did not recur in fiscal 2008.

SG&A as a percentage of net sales decreased to 3.98% in fiscal 2007, compared to 4.04% in fiscal 2006. The decrease in SG&A as a percentage of net sales in fiscal 2007 is the result of improvements in productivity, particularly in Europe, where we began to realize the benefits associated with our restructuring efforts.

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

Goodwill Impairment

In fiscal 2007, due to certain indicators of impairment within our European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. This testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast for our European region resulted in the Company determining that a goodwill impairment charge was necessary. As of July 31, 2006, the Company recorded a $136.1 million non-cash charge for the goodwill impairment in Europe.

Restructuring Charges

Restructuring charges were $16.1 million and $23.8 million during fiscal 2008 and 2007, respectively. As further discussed below, these restructuring charges include the charges related to the closure of the German logistics center, announced in the second quarter of fiscal 2008, and charges related to the European restructuring program completed in October 2006.

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

During the year ended January 31, 2008, the Company completed its exit of the Moers logistics facility and recorded $18.1 million in restructuring charges related to the closure, comprised of $8.7 million of workforce reductions and $9.4 million for facility costs and other fixed asset write-offs.

European Restructuring Program

As discussed earlier in this MD&A, in May 2005, we announced a formal restructuring program to better align the European operating cost structure with the business environment prevailing at the time. As of October 31, 2006, the initiatives related to the European restructuring program had been completed.

During fiscal 2008, we recorded credits of $2.0 million related to changes in estimates of previously recorded restructuring accruals, comprised of a $1.6 million credit for facility costs and a $0.4 million credit for workforce reductions. During fiscal 2007, we incurred $23.8 million related to the restructuring program, comprised of $20.0 million for workforce reductions and $3.8 million for facility costs. In total, from inception through completion of the program, we incurred $54.7 million related to the restructuring program, comprised of $38.9 million for workforce reductions and $15.8 million for facility costs.

Loss on Disposal of Subsidiaries

We incurred losses on the disposal of subsidiaries of $14.5 million during fiscal 2008 for charges related to both the closure of our UAE operations and the sale of our Israel operations. The $14.5 million loss includes $10.8 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the sale of our Israel operations. The loss related to the closure of our UAE operations includes a $9.8 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. The $3.7 million loss related to the sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs (see further discussion in Note 7 of Notes to Consolidated Financial Statements).

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 25.3% to $28.8 million in fiscal 2008 compared to $38.5 million in the prior year. The decrease in interest expense in fiscal 2008 is primarily attributable to two factors. First, we issued $350.0 million of convertible senior debentures in the fourth quarter of fiscal 2007, which bear interest at 2.75%. Second, we improved our daily management of our cash conversion cycle, which resulted in lower average outstanding debt balances. The interest expense reduction resulting from these two factors was partially offset by higher interest rates on revolving credit loans during fiscal 2008 compared to the prior year.

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

Discount on the sale of accounts receivable totaled $7.2 million, $12.5 million and $5.5 million, respectively, in fiscal 2008, 2007 and 2006. The discount is associated with the accounts receivable purchase facility agreements executed in fiscal 2006 (see further discussion below in this MD&A and in Note 4 of Notes to Consolidated Financial Statements). The decrease in the discount on sale of accounts receivables in fiscal 2008 compared to fiscal 2007 is primarily related to a decrease in the average period outstanding of the accounts receivables sold during fiscal 2008 compared to fiscal 2007. The increase in the discount on sale of accounts receivable from fiscal 2006 to fiscal 2007 reflects the fact that the Company began selling accounts receivable under the program in the second quarter of fiscal 2006 which resulted in an increase in the average amount of accounts receivables sold under the programs and an increase in the discount rates charged in fiscal 2007 compared to fiscal 2006.

Interest income increased 38.2% to $13.5 million in fiscal 2008 compared to $9.8 million in fiscal 2007. The increase in interest income during fiscal 2008 is primarily attributable to higher average cash balances available for investment and higher interest rates earned on short-term cash investments compared to the prior year. Interest income increased 31.5% to $9.8 million in fiscal 2007 compared to $7.4 million in fiscal 2006. The increase in interest income during fiscal 2007 compared to fiscal 2006 is primarily attributable to higher interest rates earned on short-term cash investments and higher average investment balances compared to the prior fiscal year.

We realized a net foreign currency exchange gain of $4.0 million in fiscal 2008 compared to a net foreign currency exchange gain of $0.1 million in fiscal 2007 and a net foreign currency exchange loss of $1.8 million during fiscal 2006. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Minority Interest in Net Loss of Joint Venture

Minority interest was $3.6 million in fiscal 2008 and reflects the loss of our European joint venture attributable to Brightstar Corporation’s ownership share in the joint venture. The minority interest represents Brightstar Corporation’s share of the joint venture losses, which is comprised primarily of start-up costs, as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, but sales to date have not been significant.

Provision for Income Taxes

Our effective tax rate for continuing operations was 38.4% in fiscal 2008 and (122.2)% in fiscal 2007. The change in the effective tax rate during fiscal 2008 compared to fiscal 2007 is primarily the result of the fiscal 2007 goodwill impairment in Europe of $136.1 million, which is non-deductible for tax purposes, and an increase in net operating losses in certain tax jurisdictions for which no tax benefit was recognized. The change in the effective tax rate between fiscal 2008 and fiscal 2007 was also impacted by the reversal of a $7.5 million deferred tax valuation allowance for Brazil in the fourth quarter of fiscal 2008. The reversal of the $7.5 million valuation allowance was recorded as an income tax benefit (see Note 11 of Notes to Consolidated Financial Statements for further discussion). In addition, in fiscal 2007, we recorded an increase in the deferred tax valuation allowance related to certain jurisdictions in Europe of $8.4 million related to net operating losses recorded in previous years.

On an absolute dollar basis, the provision for income taxes increased 17.4% to $65.2 million in fiscal 2008 compared to $55.5 million in fiscal 2007. The increase in the provision for income taxes is primarily the result of increased income within both the Americas and Europe in fiscal 2008 compared to fiscal 2007, offset by the $7.5 million reversal of the Brazilian valuation allowance on deferred tax assets discussed above and the effect of the $8.4 million increase in the deferred tax valuation allowance related to certain jurisdictions in fiscal 2007.

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

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods due to the relative mix of earnings or losses within the tax jurisdictions in which we operate around the world such as: a) losses in tax jurisdictions where we are not able to record a tax benefit; b) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

The overall effective tax rate will continue to be dependent upon the geographic distribution of our worldwide earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and adjust these estimates accordingly. If actual results differ from these estimates, future income tax expense could be materially affected.

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

Discontinued Operations, Net of Tax

The results of operations and the gain on sale of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, within the Consolidated Statement of Operations for all periods presented. In fiscal 2007, we realized income from discontinued operations, net of tax, of $3.9 million, comprised of a $3.8 million gain, net of tax, on the sale of the Training Business and $0.1 million of income from operations of the Training Business prior to the sale in March 2006. We realized $3.6 million of income from discontinued operations, net of tax, in fiscal 2006.

Impact of Inflation

During the fiscal years ended January 31, 2008, 2007 and 2006, we do not believe that inflation had a material impact on our consolidated operations or on our financial position.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that a significant portion of our revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact our business, financial condition, or results of operations. See Note 16 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure, which includes both continuing and discontinued operations for all periods presented. The absence of cash flows from discontinued operations is not expected to affect the Company’s future liquidity.

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2008, 2007 and 2006:

	Years ended January 31,
	2008	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$357,422	$(13,988)	$257,439
Investing activities	(52,701)	(23,666)	(51,583)
Financing activities	(136,933)	121,753	(235,438)
Effect of exchange rate changes on cash and cash equivalents	14,546	24,242	(8,809)

Net increase (decrease) in cash and cash equivalents	$182,334	$108,341	$(38,391)

Net cash provided by operating activities was $357.4 million in fiscal 2008 compared to $14.0 million of cash used in operations in fiscal 2007. The $357.4 million cash provided by operations in fiscal 2008 was due primarily to our earnings and the timing of both cash receipts from our customers and payments to our vendors. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 28 days at the end of fiscal 2008 compared to 30 days at the end of fiscal 2007. Our owned inventory level (the percentage of inventory not financed by our vendor partners) was a negative 39% at the end fiscal 2008, meaning our accounts payable balances exceeded our inventory balances by 39%. This compares to negative owned inventory of 29% at the end fiscal 2007.

The following table presents the components of Tech Data’s cash conversion cycle, in days, as of January 31, 2008, 2007 and 2006:

	As of January 31,
	2008	2007	2006
Days of sales outstanding	37	37	36
Days of supply in inventory	24	24	26
Days of purchases outstanding	(33)	(31)	(33)

Cash conversion cycle (days)	28	30	29

Net cash used in investing activities of $52.7 million during fiscal 2008 was primarily the result of our purchase of certain assets from Actebis Switzerland AG for $21.5 million and capital expenditures of $38.4 million for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by $7.2 million of proceeds received from the sale of our Israel operations. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2009 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in investing activities of $23.7 million during fiscal 2007 was primarily due to $43.7 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers, offset by $16.5 million proceeds received from the sale of the Training Business and $3.6 million of proceeds from the sale of property and equipment.

Net cash used in financing activities of $136.9 million during fiscal 2008 primarily reflects $56.3 million of net repayments on our revolving credit lines and long-term debt and $100.0 million used in the repurchase of 2,698,654 shares of our common stock, offset by $12.5 million in proceeds received for the reissuance of treasury stock related to the exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan (“ESPP”) and $9.0 million of capital contributions from our partner in the European joint venture discussed above.

Net cash provided by financing activities of $121.8 million during fiscal 2007 is primarily the result of net proceeds of $342.6 million received from the issuance of $350.0 million of convertible debentures in December 2006, $25.2 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our ESPP, offset by $166.4 million of net repayments on our revolving credit lines and long-term debt and the use of $80.1 million for the repurchase of 2,222,720 shares of our common stock.

As of January 31, 2008, we maintained a Receivables Securitization Program with a syndicate of banks, amended in December 2007, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to $305.0 million. We pay interest (rate of 5.16% at January 31, 2008) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, which expires in March 2012. We pay interest (rate of 3.77% at January 31, 2008) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $768.5 million at January 31, 2008 (average interest rate on the borrowing was 5.33% at January 31, 2008).

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $18.3 million was outstanding at January 31, 2008. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio, and a tangible net worth requirement. At January 31, 2008, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of January 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $753.1 million.

At January 31, 2008, we had issued standby letters of credit of $26.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into our common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The proceeds from the offering were used to payoff short-term debt and for other general corporate purposes.

In September 2007, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. As of January 31, 2008, the share repurchase program authorized in September 2007 was complete. During fiscal 2008, we repurchased 2,698,654 shares comprised of 2,698,126 shares purchased in connection with the our share repurchase program and 528 shares purchased outside of the stock repurchase program, at an average of $37.06 per share, for a total cost, including expenses, of $100.0 million.

In fiscal 2006, our Board of Directors also authorized a share repurchase program of up to $200.0 million of our common stock. Share repurchases under the program were made on the open market through block trades or otherwise. During fiscal 2007, we repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with our share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. As of October 31, 2006, the share repurchase program authorized in fiscal 2006 was completed.

For our share repurchase programs, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 17% at January 31, 2008. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Contractual Obligations

As of January 31, 2008, future payments of long-term debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital leases	Long-term debt	Total
Fiscal year:
2009	$65,663	$2,253	$—	$67,916
2010	54,293	2,065	—	56,358
2011	46,138	2,065	—	48,203
2012	27,323	2,065	350,000	379,388
2013	25,498	2,065	—	27,563
Thereafter	50,810	8,335	—	59,145

Total payments	269,725	18,848	350,000	638,573
Less amounts representing interest	—	(3,966)	—	(3,966)

Total principal payments	$269,725	$14,882	$350,000	$634,607

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

At January 31, 2008, we have $13.7 million recorded as a current liability for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $5.0 million has not been included in the contractual obligations table above (see Note 11 of Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal 2009 and we intend to renew the lease for an additional five years. At any time during the lease term, we may, at our option purchase up to four of the seven properties, at an amount equal to each property’s cost. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $118.4 million (the “residual value”). We pay interest on the Synthetic Lease at LIBOR plus an agreed-upon margin. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed above and in Note 9 of Notes to Consolidated Financial Statements. The amount funded under the Synthetic Lease (approximately $133.2 million at January 31, 2008) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of January 31, 2008, we were in compliance with all such covenants.

In January 2007, we sold approximately 6 acres of excess land located in Miami, Florida. The sale was executed pursuant to the “excess sale” provisions of the Synthetic Lease agreement and resulted in a gain of $3.6 million recorded during the quarter ended January 31, 2007. This gain is included within SG&A our Consolidated Statement of Operations.

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2008 was approximately $3.8 million. Properties leased under the Synthetic Lease facility are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

Trade Receivables Purchase Facility Agreements

We have uncommitted revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $428.2 million at January 31, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that we continue to service, administer and collect the sold accounts receivable.

During fiscal 2008, 2007 and 2006, we received gross proceeds of $1.2 billion, $1.3 billion and $796.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $7.2 million, $12.5 million and $5.5 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2008 and 2007, the aggregate amount of guarantees under these arrangements totaled approximately $19.4 million and $11.5 million, respectively, of which approximately $14.7 million and $7.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 3 of Notes to Consolidated Financial Statements, we continue to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, we will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next four years and would require that we make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $7.2 million as of January 31, 2008. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

We also provide residual value guarantees related to our Synthetic Lease which have been recorded at the estimated fair value of the residual value guarantees.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

As a large global organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, we do not enter into derivative instruments for speculative or trading purposes.

Our primary foreign currency exposure relates to transactions in Europe, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2008 and 2007, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Norwegian krone, Polish zloty, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes and is managed by using foreign currency forward, option and swap contracts to hedge both intercompany and third party a) loans, b) accounts receivable and c) accounts payable.

We are also exposed to changes in interest rates primarily as a result of our short-term and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2008 and 2007, approximately 95% and 83%, respectively, of our outstanding debt had fixed interest rates. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, convertible senior debentures and trade receivable purchase facilities, to finance working capital needs.

In order to provide an assessment of the Company's foreign currency exchange rate and interest rate risk, the Company performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model consisted of using a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates and interest rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The VaR is the maximum expected loss in fair value for a given confidence interval to the Company's foreign exchange and debt portfolio due to adverse movements in the rates. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model.

Prior to January 31, 2008, the Company presented market risk exposures using a tabular format. In an effort to provide more meaningful information as to the Company’s exposure to future fluctuations in foreign currency exchange rates and interest rates the Company has made the change to present market risk exposures using the VaR model.

The following table represents the estimated maximum potential one-day loss in fair value, calculated using the VaR model at January 31, 2008 and 2007. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR as of
	January 31, 2008	January 31, 2007
	(in thousands)
Currency rate sensitive financial instruments	$(2,143.3)	$(1,191.8)
Interest rate sensitive financial instruments	(407.7)	(501.0)

Combined portfolio	$(2,551.0)	$(1,692.8)

Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2008 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Tampa, Florida

March 26, 2008

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$447,340	$265,006
Accounts receivable, net	2,659,446	2,464,735
Inventories	1,642,317	1,556,008
Prepaid expenses and other assets	173,879	122,103

Total current assets	4,922,982	4,407,852
Property and equipment, net	129,139	140,762
Goodwill	2,966	2,966
Other assets, net	165,848	152,284

Total assets	$5,220,935	$4,703,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$18,315	$77,195
Accounts payable	2,288,740	2,011,203
Current portion of long-term debt	1,243	2,376
Accrued expenses and other liabilities	570,266	500,514

Total current liabilities	2,878,564	2,591,288
Long-term debt	363,639	363,604
Other long-term liabilities	58,011	46,252

Total liabilities	3,300,214	3,001,144

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2008 and 2007	89	89
Additional paid-in capital	737,759	732,378
Treasury stock, at cost (6,446,603 and 4,313,103 shares at January 31, 2008 and 2007)	(236,960)	(157,628)
Retained earnings	948,596	841,402
Accumulated other comprehensive income	471,237	286,479

Total shareholders’ equity	1,920,721	1,702,720

Total liabilities and shareholders’ equity	$5,220,935	$4,703,864

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2008	2007	2006
Net sales	$23,423,078	$21,440,445	$20,482,851
Cost of products sold	22,288,670	20,433,674	19,460,332

Gross profit	1,134,408	1,006,771	1,022,519

Operating expenses:
Selling, general and administrative expenses	915,434	851,097	828,278
Goodwill impairment	—	136,093	—
Loss on disposal of subsidiaries	14,471	—	—
Restructuring charges	16,149	23,764	30,946

	946,054	1,010,954	859,224

Operating income (loss)	188,354	(4,183)	163,295

Other expense (income):
Interest expense	28,751	38,506	31,422
Discount on sale of accounts receivable	7,219	12,509	5,503
Interest income	(13,495)	(9,764)	(7,426)
Net foreign currency exchange (gain) loss	(3,994)	(15)	1,816

	18,481	41,236	31,315

Income (loss) from continuing operations before income taxes and minority interest	169,873	(45,419)	131,980
Provision for income taxes	65,163	55,508	109,013

Income (loss) from continuing operations before minority interest	104,710	(100,927)	22,967
Minority interest in net loss of joint venture	3,559	—	—

Income (loss) from continuing operations	108,269	(100,927)	22,967
Discontinued operations, net of tax	—	3,946	3,619

Net income (loss)	$108,269	$(96,981)	$26,586

Income (loss) per common share – basic:
Continuing operations	$1.97	$(1.83)	$0.40
Discontinued operations	—	0.07	0.06

Net income (loss)	$1.97	$(1.76)	$0.46

Income (loss) per common share – diluted:
Continuing operations	$1.96	$(1.83)	$0.39
Discontinued operations	—	0.07	0.06

Net income (loss)	$1.96	$(1.76)	$0.45

Weighted average common shares outstanding:
Basic	54,904	55,129	57,749

Diluted	55,287	55,129	58,414

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)(1)	Total shareholders’ equity
	Shares	Amount
Balance—January 31, 2005	58,984	$88	$724,562	$—	$911,797	$291,024	$1,927,471
Issuance of common stock for benefit plans and stock options exercised, including related tax benefit of $1,460	255	1	8,001	—	—	—	8,002
Purchase of treasury stock, at cost	—	—	—	(127,027)	—	—	(127,027)
Issuance of treasury stock for benefit plans and stock options exercised, including related tax benefit of $1,174	—	—	(3,108)	14,426	—	—	11,318
Comprehensive income (loss)	—	—	—	—	26,586	(86,043)	(59,457)

Balance—January 31, 2006	59,239	89	729,455	(112,601)	938,383	204,981	1,760,307
Purchase of treasury stock, at cost	—	—	—	(80,093)	—	—	(80,093)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $2,680	—	—	(5,123)	32,986	—	—	27,863
Contribution of treasury stock to 401(k) savings plan	—	—	73	2,080	—	—	2,153
Stock-based compensation expense	—	—	7,973	—	—	—	7,973
Comprehensive (loss) income	—	—	—	—	(96,981)	81,498	(15,483)

Balance—January 31, 2007	59,239	89	732,378	(157,628)	841,402	286,479	1,702,720
Purchase of treasury stock, at cost	—	—	—	(100,019)	—	—	(100,019)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,078	—	—	(4,970)	18,590	—	—	13,620
Contribution of treasury stock to 401(k) savings plan	—	—	64	2,097	—	—	2,161
Stock-based compensation expense	—	—	10,287	—	—	—	10,287
Adjustment for the cumulative effect of prior years of the adoption of FIN 48	—	—	—	—	(1,075)	—	(1,075)
Comprehensive income	—	—	—	—	108,269	184,758	293,027

Balance—January 31, 2008	59,239	$89	$737,759	$(236,960)	$948,596	$471,237	$1,920,721

(1)	The Company’s accumulated other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Cash received from customers	$23,473,295	$21,185,902	$20,504,871
Cash paid to suppliers and employees	(23,053,048)	(21,091,764)	(20,160,865)
Interest paid, net	(14,273)	(26,910)	(21,082)
Income taxes paid	(48,552)	(81,216)	(65,485)

Net cash provided by (used in) operating activities	357,422	(13,988)	257,439

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(21,503)	—	—
Proceeds from sale of business	7,161	16,500	—
Proceeds from sale of property and equipment	—	3,563	9,169
Expenditures for property and equipment	(21,474)	(31,667)	(41,973)
Software and software development costs	(16,885)	(12,062)	(18,779)

Net cash used in investing activities	(52,701)	(23,666)	(51,583)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	12,542	25,183	16,686
Cash paid for purchase of treasury stock	(100,019)	(80,093)	(127,027)
Capital contributions from joint venture partner	9,000	—	—
Proceeds from issuance of convertible debentures, net of expenses	—	342,554	—
Net (repayments) borrowings on revolving credit loans	(56,297)	(164,824)	166,530
Principal payments on long-term debt	(2,371)	(1,611)	(291,627)
Excess tax benefit from stock-based compensation	212	544	—

Net cash (used in) provided by financing activities	(136,933)	121,753	(235,438)

Effect of exchange rate changes on cash and cash equivalents	14,546	24,242	(8,809)

Net increase (decrease) in cash and cash equivalents	182,334	108,341	(38,391)
Cash and cash equivalents at beginning of year	265,006	156,665	195,056

Cash and cash equivalents at end of year	$447,340	$265,006	$156,665

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$108,269	$(96,981)	$26,586

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	$—	$136,093	$—
Loss on disposal of subsidiaries	14,471	—	—
Gain on sale of discontinued operations, net of tax	—	(3,834)	—
Gain on sale of land	—	(3,563)	—
Depreciation and amortization	53,881	53,280	53,744
Provision for losses on accounts receivable	11,200	27,655	6,172
Stock-based compensation expense	10,287	7,973	—
Deferred income taxes	6,537	4,296	26,466
Excess tax benefit from stock-based compensation	(212)	(544)	—
Minority interest	(3,559)	—	—
Changes in operating assets and liabilities:
Accounts receivable	57,419	(242,305)	(32,585)
Inventories	57,904	25,806	(83,311)
Prepaid expenses and other assets	(40,721)	5,636	3,078
Accounts payable	83,845	21,985	214,804

	Year ended January 31,
	2008	2007	2006
Accrued expenses and other liabilities	(1,899)	50,515	42,485

Total adjustments	249,153	82,993	230,853

Net cash provided by (used in) operating activities	$357,422	$(13,988)	$257,439

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

Method of Accounting

The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal years 2008, 2007 and 2006.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance, specifically identified customer risks and historical writeoff experience. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

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

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives earned for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to selling, general and administrative expenses, and any amounts earned in excess of the related cost is recorded in the same manner as unrestricted volume rebates, as discussed above.

Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections by vendors of claims. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on the Company’s consolidated financial results.

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

Intangible Assets

Included within other assets at both January 31, 2008 and 2007 are certain intangible assets including capitalized software costs, as well as value assigned to the acquired customer lists and trademarks primarily related to the acquisitions of Computer 2000 AG (“Computer 2000”) and Azlan Group PLC (“Azlan”). Such capitalized costs and intangibles are being amortized over a period of three to ten years.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2008, 2007 and 2006.

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

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, changes in the valuation of its deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, Latin America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than ten percent of the Company’s net sales during fiscal years 2008, 2007 and 2006.

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

The Company’s derivative financial instruments outstanding at January 31, 2008 and 2007 are as follows:

	January 31, 2008		January 31, 2007
	Notional amounts	Estimated fair value	Notional amounts	Estimated fair value
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$1,114,349	$(4,935)	$1,043,076	$(1,604)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates. The estimated fair value of the convertible senior debentures was approximately $325.5 million and $339.0 million at January 31, 2008 and 2007, respectively, based upon available market information.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income (loss)” and “other comprehensive income (loss).” The Company’s other comprehensive (loss) income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income (loss), net of taxes, for the years ended January 31, 2008, 2007 and 2006 is as follows:

	Year ended January 31,
	2008	2007	2006
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$108,269	$(96,981)	$26,586
Change in CTA(1)	184,758	81,498	(86,043)

Total	$293,027	$(15,483)	$(59,457)

(1)	Net of income tax benefit of $5.6 million for the year ended January 31, 2008. There was no income tax effect in fiscal years 2007 or 2006.

Accumulated comprehensive (loss) income includes $23.0 million of income taxes at January 31, 2008 and $28.6 million of income taxes at both January 31, 2007 and 2006.

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

The Company has elected the “modified prospective” method as permitted by SFAS No. 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective method requires compensation expense to be recognized for all stock-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to February 1, 2006 is based on the grant date fair value as previously determined under the provisions of SFAS No. 123. Effective February 1, 2006 the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. The Company estimated the forfeiture rates for the fiscal years ended January 31, 2008 and 2007 based on its historical experience during the preceding five fiscal years. For the fiscal years ended January 31, 2008 and 2007, the Company recorded $10.3 million and $8.0 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

In accordance with SFAS No. 123R, beginning in the quarter ended April 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for stock-based awards (excess tax benefits) both as an operating activity and as a financing activity in the Consolidated Statement of Cash Flows. Cash received from stock option exercises during the fiscal years ended January 31, 2008 and 2007 was $12.5 million and $25.2 million, respectively, and the actual benefit received from the tax deduction from stock option exercises of the stock-based payment awards was $1.1 million and $2.7 million, respectively, for the fiscal years ended January 31, 2008 and 2007.

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

The following table illustrates the pro forma net income and pro forma income per share for fiscal year ended January 31, 2006, reflecting the compensation cost that the Company would have recorded on its equity incentive plans had it used the fair value-based method at grant date for awards under the plans consistent with the method prescribed by SFAS No. 123.

Year ended January 31, 2006
(In thousands, except per share amounts)
Net income, as reported	$26,586
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects (1)	(22,804)

Pro forma net income	$3,782

Earnings per share:
Basic-as reported	$0.46

Basic-pro forma	$0.07

Diluted-as reported	$0.45

Diluted-pro forma	$0.06

(1)	Pro-forma stock compensation expense for the year ended January 31, 2006 includes incremental expense, net of the related tax effects, of approximately $15.4 million related to the accelerated vesting of stock options issued in March 2004.

Treasury Stock

Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of stock-based awards or other corporate purposes is based on the weighted average purchase price of the shares.

Cash Management System

Under the Company’s cash management system, to the extent that cash is unavailable locally, disbursements cleared by the bank are reimbursed on a daily basis from available credit facilities. As a result, checks issued but not yet presented to the bank by the payee are classified in accounts payable. Included in accounts payable are $136.6 million and $115.5 million at January 31, 2008 and 2007, respectively, for which checks are outstanding.

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

Recent Accounting Pronouncements & Legislation

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supercedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning February 1, 2009 and early adoption is prohibited. The Company will implement the provisions of SFAS No. 141R for any acquisitions made by the Company subsequent to February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning February 1, 2009. Early adoption is prohibited, but upon adoption SFAS No. 160 requires retroactive presentation and disclosure related to existing minority interests. The Company is currently in the process of assessing what impact SFAS No. 160 may have on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 became effective for the Company’s fiscal year beginning February 1, 2008. The adoption of the provisions of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company elected not to record eligible instruments in the financial statements at their respective fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of the provisions of this statement became effective for the Company’s fiscal year beginning on February 1, 2008 and is to be applied prospectively. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The Company is currently evaluating the impact and disclosure requirements of this standard, but does not expect SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. For the years ended January 31, 2008, 2007 and 2006, diluted EPS reflects the potential dilution that could occur assuming the exercise of the stock options and similar equity incentives (as further discussed below) using the treasury stock or if-converted method, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2008			Year ended January 31, 2007			Year ended January 31, 2006
	Net income	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income (loss) per common share-basic	$108,269	54,904	$1.97	$(96,981)	55,129	$(1.76)	$26,586	57,749	$0.46

Effect of dilutive securities:
Equity-based compensation awards	—	383		—	—		—	665

Net income (loss) per common share-diluted	$108,269	55,287	$1.96	$(96,981)	55,129	$(1.76)	$26,586	58,414	$0.45

At January 31, 2008, 2007 and 2006, there were 6,017,838, 6,912,122 and 3,215,066 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either January 31, 2008 or 2007, respectively, as the conditions for the contingent conversion feature have not been met (see further discussion in Note 10—Long Term Debt).

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

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the fiscal years ended January 31, 2007 and 2006, respectively.

The following table reflects the results of the Training Business reported as discontinued operations for all periods presented:

	Year ended January 31,
	2007	2006
	(In thousands)
Net sales	$5,634	$59,290
Cost of products sold	1,259	11,519

Gross profit	4,375	47,771
Selling, general and administrative expenses	4,056	42,545

Operating income from discontinued operations	319	5,226
Provision for income taxes	207	1,607

Income from discontinued operations, net of tax	112	3,619
Gain on sale of discontinued operations, net of tax	3,834	—

Total	$3,946	$3,619

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	January 31,
	2008	2007
	(In thousands)
Accounts receivable	$2,723,592	$2,533,702
Allowance for doubtful accounts	(64,146)	(68,967)

Total	$2,659,446	$2,464,735

Trade Receivables Purchase Facility Agreements

The Company has uncommitted revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $428.2 million at January 31, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the fiscal years ended January 31, 2008, 2007 and 2006, the Company received gross proceeds of $1.2 billion, $1.3 billion and $796.1 million, respectively, from the sale of the Receivables and recognized related discounts totaling $7.2 million, $12.5 million and $5.5 million, respectively. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable. Prior to the second quarter of fiscal 2006, the Company did not utilize the Receivables Facilities as a source of funding.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2008	2007
	(In thousands)
Land	$7,352	$6,584
Buildings and leasehold improvements	85,875	91,370
Furniture, fixtures and equipment	348,728	340,398

	441,955	438,352
Less accumulated depreciation	(312,816)	(297,590)

	$129,139	$140,762

Depreciation expense, including amortization expense of assets recorded under capital leases, included in income from continuing operations for the years ended January 31, 2008, 2007 and 2006 totaled $29.8 million, $31.0 million, and $30.6 million, respectively. The Company has property and equipment leased under capital leases for the German logistics center, which was vacated during fiscal 2008 (see further discussion at Note 8 – Restructuring Programs). As of January 31, 2008, the net book value of $8.9 million for property and equipment under capital leases is classified as an asset held for sale in “other assets, net” within the Consolidated Balance Sheet. As of January 31, 2007, “property and equipment, net” includes the originally capitalized value of the German logistics center of $24.3 million and accumulated depreciation of $10.5 million.

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

The changes in the carrying amount of goodwill for the years ended January 31, 2008 and 2007, respectively, are as follows:

	Americas	Europe	Total
	(In thousands)
Balance as of January 31, 2006	$2,966	$131,361	$134,327
Allocation of goodwill to sale of Training Business	—	(1,400)	(1,400)
Adjustments to allocation of previously recorded purchase price	—	990	990
Goodwill impairment	—	(136,093)	(136,093)
Other(1)	—	5,142	5,142

Balance as of January 31, 2007 and 2008	$2,966	$—	$2,966

(1)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

Included within “other assets, net” are intangible assets as follows:

	January 31, 2008			January 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Amortized intangible assets:
Capitalized software and development costs	$231,365	$142,504	$88,861	$202,342	$120,847	$81,495
Customer lists	37,474	28,442	9,032	31,356	20,829	10,527

	January 31, 2008			January 31, 2007
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Trademarks	9,208	8,613	595	7,806	5,985	1,821
Other intangible assets	2,363	1,184	1,179	2,191	666	1,525

Total	$280,410	$180,743	$99,667	$243,695	$148,327	$95,368

The Company capitalized intangible assets of $18.4 million, $12.1 million and $18.8 million for the years ended January 31, 2008, 2007 and 2006, respectively. These capitalized intangible assets included capitalized interest of $0.3 million for the fiscal year ended January 31, 2006. There was no interest capitalized during the fiscal years ended January 31, 2008 and 2007. These capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations.

The weighted average amortization period for all intangible assets capitalized during fiscal 2008, 2007 and 2006 approximated five, six and nine years, respectively. The weighted average amortization period of all intangible assets was approximately seven years for fiscal 2008, approximately eight years for fiscal 2007 and approximately nine years for fiscal year 2006.

Amortization expense included in income from continuing operations for the years ended January 31, 2008, 2007 and 2006 totaled $24.1 million, $22.1 million and $21.2 million, respectively. Estimated amortization expense of currently capitalized costs for assets placed in service is as follows (in thousands):

Fiscal year:
2009	$22,800
2010	18,800
2011	13,200
2012	11,300
2013	10,500

NOTE 7 — LOSS ON DISPOSAL OF SUBSIDIARIES

The Company’s loss on disposal of subsidiaries is the result of the Company’s decision to exit its operations in Israel and the United Arab Emirates (“UAE”) as part of its ongoing initiatives to optimize profitability and return on capital employed.

In late March 2007, the Company made the decision to cease operations in the UAE, the closure of which was substantially completed by the end of the second quarter of fiscal 2008. During the year ended January 31, 2008, the Company recorded a loss on disposal of this subsidiary of $10.8 million, which includes a $9.8 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $0.9 million during the year ended January 31, 2008, comprised primarily of inventory write-downs and occupancy-related expenses.

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

NOTE 8 — RESTRUCTURING PROGRAMS

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

In connection with this closure, the Company recorded $18.1 million in restructuring charges, comprised of $8.7 million of workforce reductions and $9.4 million for facility costs and other fixed asset write-offs. The recognition of the restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing and amounts of costs associated with the closure of the Moers logistics center. Cash payments related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities. Although the Company believes its estimates are appropriate and reasonable based upon available information, actual results could differ from these estimates. The remaining net book value of the Moers logistics center of $8.9 million at January 31, 2008 is classified as an asset held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and, accordingly, reclassified from “Property and equipment, net” to “other assets, net” in the Consolidated Balance Sheet.

European Restructuring Program

In May 2005, the Company announced a formal restructuring program to better align the European operating cost structure with the business environment prevailing at the time. The initiatives related to the restructuring program were completed during the third quarter of fiscal 2007. In connection with this restructuring program, the Company recorded charges for workforce reductions and the optimization of facilities and systems. During the year ended January 31, 2008, the Company recorded credits of $2.0 million related to changes in estimates of previously recorded restructuring accruals. Through January 31, 2008 (since inception of the program), the Company has incurred $52.7 million related to the restructuring program, comprised of $38.5 million for workforce reductions and $14.2 million for facility costs. Cash payments related to the restructuring program have been funded by operating cash flows and the Company’s credit facilities.

In addition, during the years ended January 31, 2007 and 2006, the Company incurred $8.6 million and $9.6 million, respectively, of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to accruals for restructuring charges under the restructuring programs discussed above, recorded during the years ended January 31, 2008, 2007 and 2006:

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2005	$—	$—	$—
Charges to operations	18,888	12,058	30,946
Cash payments	(16,980)	(2,198)	(19,178)
Other(2)	151	564	715

Balance as of January 31, 2006	2,059	10,424	12,483
Charges to operations	19,989	3,775	23,764
Cash payments	(17,508)	(8,825)	(26,333)
Other(2)	(518)	1,821	1,303

Balance as of January 31, 2007	4,022	7,195	11,217
Charges to operations	7,920	8,229	16,149
Impairment of assets leased under capital lease and fixed asset write-offs(1)	—	(5,767)	(5,767)
Cash payments	(10,932)	(3,142)	(14,074)
Other(2)	1,104	1,098	2,202

Balance as of January 31, 2008	$2,114	$7,613	$9,727

(1)	The impairment of assets leased under capital lease and fixed asset write-offs were related to the Moers logistics facility and were recorded against the respective asset accounts.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 9 — REVOLVING CREDIT LOANS

	January 31,
	2008	2007
	(In thousands)
Receivables Securitization Program, interest rate of 5.16% at January 31, 2008, expiring December 2008	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 3.77% at January 31, 2008, expiring March 2012	—	—
Other revolving credit facilities, average interest rate of 5.33% at January 31, 2008, expiring on various dates throughout fiscal 2009	18,315	77,195

	$18,315	$77,195

The Company has an agreement (the “Receivables Securitization Program”), amended in December 2007, with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $305.0 million. Under this program, which expires in December 2008, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $510.5 million and $571.3 million at January 31, 2008 and 2007, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program in December 2008.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2012, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of seven to 180 days under various interest rate options.

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $768.5 million at January 31, 2008 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $18.3 million was outstanding at January 31, 2008. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At January 31, 2008, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of January 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $753.1 million.

At January 31, 2008, the Company had issued standby letters of credit of $26.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

NOTE 10 — LONG-TERM DEBT

	January 31,
	2008	2007
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	14,882	15,980

	364,882	365,980
Less—current maturities	(1,243)	(2,376)

	$363,639	$363,604

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash, anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The proceeds from the offering were used to pay off short-term debt and for other general corporate purposes.

Future payments of long-term debt and capital leases at January 31, 2008 and for succeeding fiscal years, which assumes the $350 million convertible senior debentures will be redeemed on the first redemption date of December 20, 2011, are as follows (in thousands):

Fiscal year:
2009	$2,253
2010	2,065
2011	2,065
2012	352,065
2013	2,065
Thereafter	8,335

Total payments	368,848
Less amounts representing interest on capital leases	(3,966)

Total principal payments	$364,882

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

As a result of the Company’s quarterly deferred tax asset evaluation during the fourth quarter of fiscal 2008, the Company determined that a valuation allowance against deferred tax assets related to Brazil was no longer necessary. Therefore, the Company reversed the $7.5 million deferred tax asset valuation allowance associated with Brazil, which was recorded as an income tax benefit during the fourth quarter of fiscal 2008.

In addition, as a result of the Company’s quarterly deferred tax asset evaluation, during the second quarters of fiscal 2007 and 2006, non-cash charges of $8.4 million and $56.0 million, respectively, were recorded to increase the valuation allowance against deferred tax assets related to specific jurisdictions in Europe. While the Company believes its restructuring efforts will improve the operating performance within the European operations, the Company determined these charges to be appropriate due to the cumulative losses expected to be realized through both the prior and current fiscal years, after considering the effect of prudent and feasible tax planning strategies. To the extent that the Company generates consistent taxable income within those operations requiring a valuation allowance, the Company may reduce the valuation allowance, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

Significant components of the provision for income taxes for continuing operations are as follows:

	Year ended January 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$31,857	$35,458	$62,032
State	1,633	990	3,931
Foreign	25,136	14,764	16,584

Total current	58,626	51,212	82,547

Deferred:
Federal	12,314	800	(22,747)
State	192	(302)	(2,371)
Foreign	(5,969)	3,798	51,584

Total deferred	6,537	4,296	26,466

	$65,163	$55,508	$109,013

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for continuing operations is as follows:

	Year ended January 31,
	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	(1.0)	0.8
Changes in valuation allowance	18.3	(100.7)	60.7
Tax on foreign earnings different than U.S. rate	(19.3)	47.5	(14.0)
Nondeductible goodwill	—	(104.7)	—
Nondeductible interest	1.9	(5.3)	—
Reserves established for foreign income tax contingencies	2.1	—	—
Reversal of previously accrued income taxes	(0.7)	6.7	—
Other—net	0.3	0.3	0.1

	38.4%	(122.2)%	82.6%

Included in the valuation allowance for fiscal 2008 is an income tax benefit of $7.5 million for the reversal of a valuation allowance on deferred tax assets related to Brazil, which was recorded in prior fiscal years. Included in the valuation allowance in fiscal 2007 and 2006 are non-cash charges of $8.4 million and $56.0 million, respectively, to increase the valuation allowance on deferred tax assets related to specific jurisdictions in Europe which were recorded in prior fiscal years. The reversal of previously accrued income taxes in fiscal 2007 represents the reversal of $3.0 million in accrued taxes due to the favorable resolution of various income tax examinations.

The components of pretax income (loss) from continuing operations are as follows:

	Year ended January 31,
	2008	2007	2006
	(In thousands)
United States	$127,502	$108,369	$122,125
Foreign	42,371	(153,788)	9,855

	$169,873	$(45,419)	$131,980

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2008	2007
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$23,802	$25,922
Capitalized marketing program costs	3,990	2,074
Convertible debenture interest	6,685	687
Accruals currently deductible	10,252	9,591
Other, net	1,376	6,521

Total deferred tax liabilities	46,105	44,795

Deferred tax assets:
Accrued liabilities	50,886	59,284
Loss carryforwards	151,775	143,896
Amortizable goodwill	28,410	29,655
Depreciation and amortization	5,017	9,946
Other, net	5,716	2,333

	241,804	245,114
Less: valuation allowance	(182,464)	(187,027)

Total deferred tax assets	59,340	58,087

Net deferred tax asset	$13,235	$13,292

The net change in the deferred income tax valuation allowance was a decrease of $4.6 million in fiscal 2008 and an increase of $50.5 million in fiscal 2007. The valuation allowance at January 31, 2008 and 2007 primarily relates to foreign net operating loss carryforwards of $776.9 million and $549.8 million, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2011 through 2023. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

The activity in deferred tax liabilities during fiscal 2008 includes an adjustment of $5.6 million to reduce the deferred tax liability on accumulated other comprehensive income (loss) which lapsed due to statute expirations. This adjustment did not impact deferred income tax expense for fiscal 2008.

At January 31, 2008, there are no consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 resulted in the reduction of the Company’s consolidated beginning retained earnings of $1.1 million. As of the adoption date, the Company had gross unrecognized tax benefits of $10.5 million, $6.9 million of which, if recognized, would affect the effective tax rate.

Unrecognized tax benefits totaling $9.8 million primarily related to the foreign taxation of certain transactions have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2008.

Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued interest of $2.7 million and $1.6 million at January 31, 2008 and February 1, 2007, respectively, of which $1.9 million and $1.0 million, respectively, all of which would impact the effective tax rate if reversed.

The provision for income taxes for the fiscal year ended January 31, 2008 includes interest expense of $1.0 million on unrecognized income tax benefits for current and prior years. The change in the balance of accrued interest includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the year ended January 31, 2008 is as follows (in thousands):

Gross unrecognized tax benefits at February 1, 2007	$10,481
Increases in tax positions for prior years	5,137
Increases in tax positions for current year	3,132
Expiration of statutes of limitation	(359)
Changes due to translation of foreign currencies	1,190

Gross unrecognized tax benefits at January 31, 2008	$19,581

At January 31, 2008, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $12.0 million.

The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2005. Income tax returns of various foreign jurisdictions for 2003 and forward are currently under taxing authority examination or remain subject to audit, with the exception of a jurisdiction in Europe currently under examination for 2002.

NOTE 12 — EMPLOYEE BENEFIT PLANS

Overview of Equity Incentive Plans

At January 31, 2008, the Company had awards outstanding from four equity-based compensation plans, one of which is currently active and which authorizes the issuance of 9.5 million shares, of which approximately 3.3 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, MV Stock-settled SARs, MVOs and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant. As discussed in Note 1 – Business and Summary of Significant Accounting Policies, the Company accounts for its equity incentive plans in accordance with SFAS No. 123R, which was effective for the Company beginning February 1, 2006.

Restricted Stock

During fiscal 2007, the Company’s Board of Directors made the decision to begin issuing restricted stock. The restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest annually over four years, unless mandated by country law, with the exception of the grant of 60,000 shares of RSUs to the Company’s Chief Executive Officer which vests quarterly over three years at a grant price of $36.66 per share. In December 2006, the Company’s Board of Directors approved the award of 243,000 shares of RSUs which vest over three fiscal years and have a grant price of $41.99. All of the restricted stock awards have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Compensation expense of $4.9 million and $0.5 million was recorded for these instruments during fiscal 2008 and 2007, respectively.

During the fiscal year ended January 31, 2007, the Company’s Board of Directors approved the issuance of performance-based equity incentive awards in the form of RSUs. The performance-based RSUs vest only upon achievement of certain performance measures based on cumulative earnings for defined periods ended January 31, 2008. These grants range from 165,000 shares to 495,000 shares and have a weighted average grant price of $35.08, using the closing price of the Company’s common stock on the date of each of the grants. No compensation expense was recorded for these instruments during fiscal 2008 or 2007 as the achievement of the performance targets was not met and the instruments did not vest on January 31, 2008.

A summary of the status of the Company’s restricted stock activity for the fiscal year ended January 31, 2008 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2007	440,404	$38.59
Granted	205,547	35.74
Vested	(21,583)	37.03
Canceled	(48,341)	37.98

Outstanding at January 31, 2008	576,027	38.04

Performance-based restricted stock awards outstanding at January 31, 2008	138,166	35.08

The total fair value of restricted stock vested during the fiscal year ended January 31, 2008 is $0.8 million. As of January 31, 2008, the unrecognized stock-based compensation expense related to non-vested RSUs was $10.9 million, which the Company expects to be recognized over the next four years (over a remaining weighted average period of one year).

MV Stock-settled SARs, MVOs and Stock Options

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

During the fiscal years ended January 31, 2008, 2007 and 2006, the Company’s Board of Directors approved the issuance of 0.2 million, 1.5 million and 1.6 million, respectively, of long-term incentive awards in the form of MV Stock-settled SARs and MVOs pursuant to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation, as amended. Compensation expense of $5.3 and $7.6 million was recorded for these instruments during fiscal 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123R, the Company accounted for MV Stock-settled SARs and MVOs as variable awards. In accordance with APB No. 25, these variable awards were remeasured on a quarterly basis and changes in value were recorded in the Company’s Consolidated Statement of Operations as compensation expense. Compensation expense of approximately $0.1 million was recorded for these instruments during the year ended January 31, 2006.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options for the fiscal year ended January 31, 2008 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2007	6,770,221	$36.14
Granted	205,000	35.44
Exercised	(546,264)	26.88
Canceled	(465,358)	39.14

Outstanding at January 31, 2008	5,963,599	36.73	5.5	$9,600

Vested and expected to vest at January 31, 2008	5,915,575	36.73	5.4	$9,600

Exercisable at January 31, 2008	4,306,985	36.71	4.4	$9,600

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2008 and the grant price for all “in-the-money” options at January 31, 2008. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2008 was $6.6 million. As of January 31, 2008, the Company expects $8.5 million of total unrecognized compensation cost related to MV Stock-settled SARs, MVOs and stock options to be recognized over the next four fiscal years (over a weighted-average period of one year). The total fair value of MV Stock-settled SARs, MVOs and stock options vested during the fiscal year ended January 31, 2008 was $8.3 million.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of MV Stock-settled SARs and MVO awards granted during fiscal 2008, 2007 and 2006. The Company used the Black-Scholes option-pricing model for awards granted prior to fiscal 2006. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the years ended January 31, 2008, 2007 and 2006 was $7.00, $7.19 and $7.70, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

Year ended January 31, 2008	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	42%	4.74%	0%	1.19
Black-Scholes	4	42%	4.55%	0%	—

Year ended January 31, 2007	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	42%	4.87%	0%	1.20
Black-Scholes	4	42%	4.74%	0%	—

Year ended January 31, 2006	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	41%	4.65%	0%	1.24
Black-Scholes	4	41%	3.76%	0%	—

A summary of the status of the Company’s stock-based equity incentives outstanding representing MV Stock-settled SARs, MVOs and stock options is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/08	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/08	Weighted- average exercise price
$16.50 – $24.69	553,282	3.7	$21.68	553,282	$21.68
24.76 – 36.38	889,029	4.7	31.84	639,348	30.49
36.39 – 37.04	1,151,219	8.2	36.94	282,537	36.94
37.06 – 37.06	968,068	7.0	37.06	463,170	37.06
37.07 – 40.69	515,752	1.6	39.76	488,260	39.82
41.08 – 41.08	882,730	6.0	41.08	882,189	41.08
41.13 – 51.38	1,003,519	3.9	43.40	998,199	43.41

	5,963,599	5.5	36.73	4,306,985	36.71

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards. See further discussion of the Company’s share repurchase program in Note 13 – Shareholders’ Equity below.

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2008, the Company has issued 414,631 shares of common stock to the ESPP. All shares purchased under the ESPP must be held for a period of one year.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (“the 401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly, in the form of company stock, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Effective January 1, 2008, the Company’s 401(k) Savings Plan employee match will be in cash. At January 31, 2008 and 2007, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 280,000 and 270,000 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.2 million, $2.2 million and $2.3 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

NOTE 13 — SHAREHOLDERS’ EQUITY

In September 2007, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. As of January 31, 2008, the Company’s share repurchase program authorized in September 2007 was complete. During fiscal 2008, the Company repurchased 2,698,654 shares comprised of 2,698,126 shares purchased in connection with the Company’s share repurchase program and 528 shares purchased outside of the stock repurchase program, at an average of $37.06 per share, for a total cost, including expenses, of $100.0 million.

In fiscal 2006, the Company’s Board of Directors authorized a share repurchase program of up to $200.0 million of the Company’s common stock. As of January 31, 2007, the Company’s share repurchase program authorized in fiscal 2006 was complete. During fiscal 2007, the Company repurchased 2,222,720 shares comprised of 2,220,132 shares purchased in conjunction with the Company’s share repurchase program and 2,588 shares purchased outside of the stock repurchase program, at an average of $36.03 per share, for a total cost, including expenses, of $80.1 million. During fiscal 2006, the Company repurchased 3,443,131 shares comprised of 3,260,576 shares purchased in conjunction with the Company’s share repurchase program and 182,555 shares purchased outside of the stock repurchase program, at an average of $36.89 per share, for a total cost, including expenses, of approximately $127.0 million.

The Company’s share repurchases were made on the open market through block trades or otherwise and the number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases, the majority of which expire at various dates through fiscal 2016. Fair value renewal and purchase options and escalation clauses exist for a substantial portion of the operating leases included above. Rental expense related to continuing operations for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $60.6 million, $59.3 million, and $59.0 million in fiscal years 2008, 2007 and 2006, respectively. Future minimum lease payments at January 31, 2008 under all such leases, including minimum commitments under IT outsourcing agreements and the minimum lease payments accrued in the Company’s restructuring programs (see Note 8—Restructuring Programs ) for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2009	$65,663
2010	54,293
2011	46,138
2012	27,323
2013	25,498
Thereafter	50,810

Total payments	$269,725

Synthetic Lease Facility

The Company has a Synthetic Lease facility with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in fiscal year 2009 and the Company intends to renew the lease for an additional five years. At any time during the lease term, the Company may, at its option, purchase up to four of the seven properties, at an amount equal to each property’s cost. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each of the properties, in an aggregate amount of approximately $118.4 million (the “residual value”). The Company pays interest on the Synthetic Lease at LIBOR plus an agreed-upon margin. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 9—Revolving Credit Loans. The amount funded under the Synthetic Lease (approximately $133.2 million at January 31, 2008) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. As of January 31, 2008 the Company was in compliance with all such covenants.

In January 2007, the Company sold approximately 6 acres of excess land located in Miami, Florida. The sale was executed pursuant to the “excess sale” provisions of the Synthetic Lease agreement and resulted in a gain of $3.6 million recorded during the quarter ended January 31, 2007. This gain is included within “selling, general and administrative expenses” in the Company’s Consolidated Statement of Operations.

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2008 was approximately $3.8 million. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2008 and January 31, 2007, the aggregate amount of guarantees under these arrangements totaled $19.4 million and $11.5 million, respectively, of which $14.7 million and $7.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Additionally, in connection with the sale of the Training Business discussed in Note 3—Discontinued Operations, the Company continues to negotiate the assignment of several of the related facility lease obligations with the lessors of such properties. To the extent the lessors are unwilling to agree to a direct lease arrangement with the purchaser, the Company will remain liable in the event of default by the purchaser of the Training Business. The majority of these lease obligations expire at various dates over the next four years and would require the Company to make all required payments under the lease agreements in the event of default by the purchaser. The maximum potential amount of future payments (undiscounted) that the Company could be required to make under the guarantees is approximately $7.2 million as of January 31, 2008. The Company believes that the likelihood of a material loss pursuant to these guarantees is remote.

The Company also provides residual value guarantees related to the Synthetic Lease which have been recorded at the estimated fair value of the residual guarantees.

NOTE 15 — SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Year ended January 31,
	2008	2007	2006
	(In thousands)
Net sales to unaffiliated customers
Americas	$11,003,893	$9,965,074	$9,464,667
Europe	12,419,185	11,475,371	11,018,184

Total	$23,423,078	$21,440,445	$20,482,851

Operating income (loss)
Americas	$170,685	$160,720	$154,839
Europe(1) (2)	27,956	(156,930)	8,456
Stock-based compensation expense recognized under SFAS No. 123R	(10,287)	(7,973)	—

Total	$188,354	$(4,183)	$163,295

Depreciation and amortization
Americas	$18,153	$17,344	$16,290
Europe	35,728	35,790	35,506

Total	$53,881	$53,134	$51,796

Capital expenditures
Americas	$22,618	$15,112	$24,454
Europe	15,741	28,617	36,298

Total	$38,359	$43,729	$60,752

Identifiable assets
Americas	$1,716,065	$1,601,962	$1,436,508
Europe	3,504,870	3,101,902	2,968,126

Total	$5,220,935	$4,703,864	$4,404,634

Goodwill
Americas	$2,966	$2,966	$2,966
Europe	—	—	131,361

Total	$2,966	$2,966	$134,327

(1)	For the year ended January 31, 2008, the amounts shown above include $16.1 million of restructuring costs related to the exit of the Company’s logistics center in Germany and changes in estimates of previously recorded restructuring accruals for the 2005 restructuring program and $14.5 million of loss on disposal of subsidiaries related to the closure of operations in the UAE and the sale of the Company’s Israel operations. For the years ended January 31, 2007 and 2006, the amounts shown above include $23.8 million and $30.9 million, respectively, of restructuring charges related to the European restructuring program and $8.6 million and $9.6 million, respectively, in external consulting costs associated with the restructuring program (see also Note 8—Restructuring Program).
(2)	For the year ended January 31, 2007, the amount shown above includes a non-cash charge of $136.1 million for the goodwill impairment in Europe (see also Note 6—Goodwill and Intangible Assets).

NOTE 16 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2008 and 2007 is as follows.

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Fiscal year 2008
Net sales	$5,402,077	$5,613,308	$5,923,814	$6,483,879

Gross profit	$255,248	$274,311	$283,746	$321,103

Net income	$9,902	$7,242	$40,949	$50,176

Income per share—basic	$0.18	$0.13	$0.74	$0.92

Income per share—diluted	$0.18	$0.13	$0.73	$0.92

Fiscal year 2007
Net sales	$4,944,126	$4,943,281	$5,431,347	$6,121,691

Gross profit	$237,139	$225,610	$247,560	$296,462

Income (loss) from continuing operations	$8,945	$(155,529)	$9,598	$36,059
Income from discontinued operations, net of tax	3,946	—	—	—

Net income (loss)	$12,891	$(155,529)	$9,598	$36,059

Income (loss) per share—basic:
Continuing operations	$0.16	$(2.81)	$0.18	$0.66
Discontinued operations	0.07	—	—	—

Net income (loss) per share	$0.23	$(2.81)	$0.18	$0.66

Income (loss) per share—diluted:
Continuing operations	$0.16	$(2.81)	$0.18	$0.66
Discontinued operations	0.07	—	—	—

Net income (loss) per share	$0.23	$(2.81)	$0.18	$0.66

Net income for the quarter ended April 30, 2007 includes loss on disposal of subsidiaries of $8.8 million related to the closure of the Company’s UAE operations and $(0.5) million related to changes in estimates for the European restructuring program completed in the third quarter of fiscal 2007, the net of which decreased diluted earnings per share by $0.15 per share for the quarter ended April 30, 2007 (see also Note 7 – Loss on Disposal of Subsidiaries and Note 8 – Restructuring Programs).

Net income for the quarter ended July 31, 2007 includes loss on disposal of subsidiaries of $4.3 million related to the closure of the Company’s UAE operations and sale of the Company’s Israel operations and $16.6 million related to the exit of the logistics center in Germany, which decreased diluted earnings per share by $0.37 per share for the quarter ended July 31, 2007 (see also Note 7 – Loss on Disposal of Subsidiaries and Note 8 – Restructuring Programs).

Net income for the quarter ended January 31, 2008 includes loss on disposal of subsidiaries of $1.4 million related to the closure of the Company’s UAE operations which decreased diluted earnings per share by $0.04 per share for the quarter ended January 31, 2008 (see also Note 7 – Loss on Disposal of Subsidiaries and Note 11 – Income Taxes).

Net income for the quarter ended April 30, 2006 includes $6.5 million of restructuring charges and $4.1 million of external consulting costs, both related to the European restructuring program completed during the third quarter of fiscal 2007, which decreased diluted earnings per share from continuing operations by $0.16 per share for the quarter ended April 30, 2006 (see also Note 8 – Restructuring Programs).

Net loss for the quarter ended July 31, 2006 includes a $136.1 million goodwill impairment in Europe, $11.2 million of restructuring charges and $1.6 million of external consulting costs, both related to the European restructuring program completed during the third quarter of fiscal 2007 and an $8.4 million increase in the valuation allowance recorded against deferred tax assets related to specific jurisdictions in Europe, primarily Germany, the total of which decreased diluted earnings per share from continuing operations by $2.82 per share for the quarter ended July 31, 2006. (see also Note 7 – Loss on Disposal of Subsidiaries, Note 8 – Restructuring Programs and Note 11 – Income Taxes).

Net income for the quarter ended October 31, 2006 includes $6.1 million of restructuring charges and $2.8 million of external consulting costs, both related to the European restructuring program, completed during the third quarter of fiscal 2007, which decreased diluted earnings per share from continuing operations by $0.15 per share for the quarter ended October 31, 2006 (see also Note 8 – Restructuring Programs).

NOTE 17 — SUBSEQUENT EVENT

In early March 2008, the Company entered into an agreement for the acquisition of certain assets of Scribona, AB, a publicly traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The purchase price for the assets is the net asset book value plus a premium for the transferred assets, including inventory, intellectual property, material contracts, office equipment and certain other assets. The premium is estimated to be in the range of 13.5 million to 16.5 million euros (approximately $20.0 to $25.0 million). The transaction is subject to various contingencies including labor consultations, clearance from the European Union and Scribona shareholder approval with a targeted completion in the second quarter of fiscal 2009.

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

Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934), as of January 31, 2008. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met as of January 31, 2008.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of January 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of January 31, 2008 has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited Tech Data Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 of Tech Data Corporation and subsidiaries and our report dated March 26, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Tampa, Florida

March 26, 2008

ITEM 9B.	Other Information

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.

The information required by Item 10 relating to executive officers of the registrant is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors of the registrant and the information required by Items 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders. However, the information included in such definitive proxy statement included under the caption entitled “Report of the Audit Committee” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. The definitive proxy statement for the 2008 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2008.

Audit Committee

Tech Data has a separately designated, standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, Thomas I. Morgan, and John Y. Williams.

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

Information regarding principal accounting fees and services is set forth under the caption “Independent Auditor Fees” in our Proxy Statement, which is incorporated herein by reference to the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders. The definitive proxy statement for the 2008 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2008.

The Audit Committee has a policy to pre-approve all services to be provided by the Company’s independent auditor, and will not approve prohibited non-audit services.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) See index to financial statements and schedules included in Item 8.

(b) The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-M(2)	—	Amended and Restated Bylaws of Tech Data Corporation as adopted on March 31, 2004.

3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida.

3-O(27)	—	Bylaws of Tech Data Corporation as adopted on December 5, 2006.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001.

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994.

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended.

10-AA(5)	—	Non-Statutory Stock Option Grant Form.

10-BB(5)	—	Incentive Stock Option Grant Form.

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan.

10-OO(8)	—	1995 Employee Stock Purchase Plan.

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000.

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000.

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000.

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000.

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000.

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000.

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation.

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation.

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002.

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003.

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003.

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003.

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003.

Exhibit Number		Description
10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003.

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004.

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3.

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000.

10-AAaa(6)	—	2005 Deferred Compensation Plan.

10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000.

10-AAcc(20)	—	Executive Severance Plan, effective March 31, 2005.

10-AAdd(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005.

10-AAee(20)	—	Executive Incentive Plan – April 2005.

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAgg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005.

10-AAhh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement.

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement.

10-AAjj(23)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006.

10-Akk(22)(23)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006.

10-AAll(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement.

10-AAmm(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement.

10-AAnn(24)	—	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AAoo(24)	—	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation.

10-AApp(25)	—	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006.

10-AAqq(25)	—	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units.

10-AArr(27)	—	Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(27)	—	Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(27)		Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(27)		Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(28)	—	Equity Incentive Bonus Plan

10-AAxx(28)	—	Trade Receivables Purchase Agreement

10-AAyy(1)	—	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007.

21-A(1)	—	Subsidiaries of Registrant.

23-A(1)	—	Consent of Ernst & Young LLP.

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)

Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 20, 2007, File No. 0-14625.
(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2007, File No. 0-14625.
(28)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated April 30, 2007, File No. 0-14625.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Activity			Balance at end of period
Allowance for doubtful accounts receivable and sales returns		Charged to cost and expenses	Deductions	Other(1)
January 31,
2008	$68,967	$11,200	$(30,175)	$14,154	$64,146
2007	$60,375	$27,655	$(34,649)	$15,586	$68,967
2006	$77,309	$6,172	$(26,495)	$3,389	$60,375

(1)	“Other” primarily includes recoveries, dispositions and the effect of fluctuations in foreign currency.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2007.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 27, 2008
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer, Director (principal financial officer)	March 27, 2008
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	March 27, 2008
Joseph B. Trepani

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 27, 2008
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 27, 2008
Charles E. Adair

/s/ MAXIMILIAN ARDELT	Director	March 27, 2008
Maximilian Ardelt

/s/ KATHY MISUNAS	Director	March 27, 2008
Kathy Misunas

/s/ THOMAS I. MORGAN	Director	March 27, 2008
Thomas I. Morgan

/s/ DAVID M. UPTON	Director	March 27, 2008
David M. Upton

/s/ JOHN Y. WILLIAMS	Director	March 27, 2008
John Y. Williams