Form 10-Q
period 2008-04-30
TECH DATA CORP
filed 2008-06-04
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Large accelerated filer  ☒    Accelerated Filer  ☐     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2008
Common stock, par value $.0015 per share	52,886,585

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,740	$447,340
Accounts receivable, net	2,779,347	2,659,446
Inventories	1,758,205	1,642,317
Prepaid expenses and other assets	174,196	173,879

Total current assets	5,232,488	4,922,982
Property and equipment, net	129,467	129,139
Goodwill	2,966	2,966
Other assets, net	165,127	165,848

Total assets	$5,530,048	$5,220,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$55,807	$18,315
Accounts payable	2,478,118	2,288,740
Current portion of long-term debt	1,133	1,243
Accrued expenses and other liabilities	569,878	570,266

Total current liabilities	3,104,936	2,878,564
Long-term debt	364,007	363,639
Other long-term liabilities	52,932	58,011

Total liabilities	3,521,875	3,300,214

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2008 and January 31, 2008	89	89
Additional paid-in capital	737,461	737,759
Treasury stock, at cost (6,371,792 shares at April 30, 2008 and 6,446,603 shares at January 31, 2008)	(234,210)	(236,960)
Retained earnings	971,562	948,596
Accumulated other comprehensive income	533,271	471,237

Total shareholders’ equity	2,008,173	1,920,721

Total liabilities and shareholders’ equity	$5,530,048	$5,220,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2008	2007
Net sales	$6,065,814	$5,402,077
Cost of products sold	5,771,147	5,146,829

Gross profit	294,667	255,248

Operating expenses:
Selling, general and administrative expenses	252,301	217,152
Loss on disposal of subsidiaries	—	8,837
Restructuring charges	—	(453)

	252,301	225,536

Operating income	42,366	29,712

Other expense (income):
Interest expense	7,119	8,050
Discount on sale of accounts receivable	550	2,639
Interest income	(2,603)	(2,746)
Net foreign currency exchange loss / (gain)	743	(1,657)

	5,809	6,286

Income before income taxes and minority interest	36,557	23,426
Provision for income taxes	14,879	13,524

Income before minority interest	21,678	9,902
Minority interest in net loss of joint venture	1,288	—

Net income	$22,966	$9,902

Income per common share:
Basic	$0.43	$0.18

Diluted	$0.43	$0.18

Weighted average common shares outstanding:
Basic	52,845	54,961

Diluted	53,114	55,331

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended April 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$6,035,731	$5,584,646
Cash paid to suppliers and employees	(5,994,761)	(5,346,275)
Interest paid, net	(2,694)	(3,310)
Income taxes paid	(4,856)	(4,219)

Net cash provided by operating activities	33,420	230,842

Cash flows from investing activities:
Expenditures for property and equipment	(4,142)	(3,604)
Software and software development costs	(3,856)	(3,839)

Net cash used in investing activities	(7,998)	(7,443)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	426	1,161
Capital contribution from joint venture partner	1,000	—
Net borrowings (repayments) on revolving credit loans	36,577	(34,518)
Principal payments on long-term debt	(722)	(454)
Excess tax benefit from stock-based compensation	—	70

Net cash provided by (used in) financing activities	37,281	(33,741)

Effect of exchange rate changes on cash and cash equivalents	10,697	(761)

Net increase in cash and cash equivalents	73,400	188,897
Cash and cash equivalents at beginning of year	447,340	265,006

Cash and cash equivalents at end of period	$520,740	$453,903

Reconciliation of net income to net cash provided by operating activities:
Net income	$22,966	$9,902

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	8,837
Depreciation and amortization	14,071	13,219
Provision for losses on accounts receivable	2,807	2,241
Stock-based compensation expense	2,683	2,653
Excess tax benefit from stock-based compensation	—	(70)
Minority interest in net loss of joint venture	(1,288)	—
Changes in operating assets and liabilities:
Accounts receivable	(28,948)	184,995
Inventories	(68,603)	117,517
Prepaid expenses and other assets	(5,304)	(53,344)
Accounts payable	119,516	(51,023)
Accrued expenses and other liabilities	(24,480)	(4,085)

Total adjustments	10,454	220,940

Net cash provided by operating activities	$33,420	$230,842

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of April 30, 2008 and the results of operations and cash flows for the three months ended April 30, 2008 and 2007.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that approximately one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2008 and 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2009.

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

Comprehensive income, net of taxes, for the three months ended April 30, 2008 and 2007 is as follows:

	Three months ended April 30,
	2008	2007
	(In thousands)
Comprehensive income:
Net income	$22,966	$9,902
Change in CTA(1)	62,034	70,501

Total	$85,000	$80,403

(1)	There were no income tax effects for the three months ended April 30, 2008 or 2007.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

There were no income tax benefits recorded within additional paid-in capital for either of the three months ended April 30, 2008 or 2007.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be amortized as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of this FSP are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective restatement of all periods presented. The Company has evaluated this standard and concluded that that it will be applicable to the Company’s $350 million convertible senior debentures issued in December 2006.

The Company has estimated that the impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annualized basis during the period the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of this FSP will have no impact on the Company’s consolidated cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The Company will implement the disclosure provisions of SFAS No. 161 for all derivative activities beginning with the Company’s January 31, 2009 Form 10-K.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supercedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any controlling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning February 1, 2009 and early adoption is prohibited. The Company will implement the provisions of SFAS No. 141R for any acquisitions made by the Company subsequent to February 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning February 1, 2009. Early adoption is prohibited, but upon adoption SFAS No. 160 requires retroactive presentation and disclosure related to existing minority interests. The Company is currently in the process of assessing what impact SFAS No. 160 may have on its consolidated financial position, results of operations or cash flows, however the Company does not expect the impact to be material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS No. 159 became effective for the Company’s fiscal year beginning February 1, 2008. The adoption of the provisions of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as the Company elected not to record eligible instruments in the financial statements at their respective fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 became effective for the Company’s fiscal year beginning February 1, 2008 and are applied prospectively. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The additional disclosures required by SFAS No. 157 are included in Note 9 – Fair Value of Financial Instruments.

NOTE 2—EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 6 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2008			2007
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$22,966	52,845	$0.43	$9,902	54,961	$0.18

Effect of dilutive securities:
Equity-based awards	—	269		—	370

Net income per common share-diluted	$22,966	53,114	$0.43	$9,902	55,331	$0.18

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either April 30, 2008 or 2007, respectively, as the conditions for the contingent conversion feature have not been met (see further discussion in Note 5—Revolving Credit Loans and Long-Term Debt).

NOTE 3—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	April 30, 2008	January 31, 2008
	(In thousands)
Accounts receivable	$2,845,391	$2,723,592
Allowance for doubtful accounts	(66,044)	(64,146)

Total	$2,779,347	$2,659,446

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. The Company uses the Receivables

Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $343.4 million at April 30, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the three months ended April 30, 2008 and 2007, the Company received gross proceeds of $208.9 million and $313.0 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.6 million and $2.6 million for the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

NOTE 4—LOSS ON DISPOSAL OF SUBSIDIARIES

In late March 2007, the Company made the decision to close its operations in the United Arab Emirates (“UAE”). The closure of the UAE was substantially completed by the end of the second quarter of fiscal 2008. During the quarter ended April 30, 2007, the Company recorded a loss on disposal of this subsidiary of $8.8 million, which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $0.4 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiary”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $5.0 million during the quarter ended April 30, 2007, comprised primarily of provisions on accounts receivable and inventory write-downs.

NOTE 5—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2008	January 31, 2008
	(In thousands)
Receivables Securitization Program, interest rate of 3.25% at April 30, 2008, expiring December 2008	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 3.43% at April 30, 2008, expiring March 2012	—	—
Other uncommitted revolving credit facilities, average interest rate of 5.12% at April 30, 2008, expiring on various dates throughout fiscal 2009	55,807	18,315

Total	$55,807	$18,315

The Company has an agreement (the “Receivables Securitization Program”), amended in December 2007, with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $305.0 million. Under this program, which expires in December 2008, the Company legally isolated certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $569.8 million and $533.3 million at April 30, 2008 and 2007, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program prior to its expiration date.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities totaling approximately $740.5 million at April 30, 2008, to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $55.8 million was outstanding at April 30, 2008. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At April 30, 2008, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $768.9 million.

At April 30, 2008, the Company had issued standby letters of credit of $27.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	April 30, 2008	January 31, 2008
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	15,140	14,882

	365,140	364,882
Less—current maturities	(1,133)	(1,243)

Total	$364,007	$363,639

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company will pay interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011, and ending on June 15, 2012, and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain defined corporate transactions. Holders have the right to convert the debentures into cash and shares at a conversion rate equal to 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of its subsidiaries. The proceeds from the offering were used to pay off short-term debt and for other general corporate purposes.

NOTE 6—STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For both of the three month periods ended April 30, 2008 and 2007, the Company recorded $2.7 million of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At April 30, 2008, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of a maximum of 9.5 million shares, including approximately 3.2 million shares available for future grants. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the three months ended April 30, 2008, the Company’s Board of Directors approved the issuance of 300,590 shares of restricted stock units. During the three months ended April 30, 2008, 11,594 stock options were exercised and 90,641 shares of restricted stock vested. In addition, a total of 623,067 equity-based awards were cancelled during the first quarter of fiscal 2009 comprised of 427,566 stock options, 48,990 MV Stock-settled SARs, 138,166 shares of performance-based equity incentive awards and 8,345 shares of restricted stock.

During the three months ended April 30, 2007, the Company’s Board of Directors approved the issuance of 380,050 equity-term incentive awards comprised of 205,000 MV Stock-settled SARs and 175,050 shares of restricted stock. During the three months ended April 30, 2007, a total of 4,750 MV Stock-settled SARS and 41,809 stock options were exercised and 6,583 shares of restricted stock vested.

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

NOTE 8—SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2008	2007
	(In thousands)
Net sales to unaffiliated customers
Americas	$2,695,938	$2,496,130
Europe	3,369,876	2,905,947

Total	$6,065,814	$5,402,077

Operating income (loss)(1)
Americas	$40,723	$38,502
Europe	4,326	(6,137)
Stock-based compensation expense recognized under SFAS No. 123R	(2,683)	(2,653)

Total	$42,366	$29,712

Depreciation and amortization
Americas	$4,869	$4,290
Europe	9,202	8,929

Total	$14,071	$13,219

Capital expenditures
Americas	$3,990	$3,880
Europe	4,008	3,563

	Three months ended April 30,
	2008	2007
	(In thousands)
Total	$7,998	$7,443

Identifiable assets
Americas	$1,906,205	$1,795,938
Europe	3,623,843	2,994,455

Total	$5,530,048	$4,790,393

Goodwill
Americas	$2,966	$2,966
Europe	—	—

Total	$2,966	$2,966

(1)	For the quarter ended April 30, 2008, the amounts shown above include $4.0 million of consulting and integration costs related to the acquisition of certain assets of Scribona, AB (see Note 10 – Subsequent Event).

For the quarter ended April 30, 2007, the amounts shown above include $8.8 million of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiary (see Note 4 – Loss on Disposal of Subsidiaries) and $5.0 million of other operating losses incurred within the UAE during the quarter, primarily related to inventory and accounts receivable write-offs.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 1, 2008, the Company adopted SFAS No. 157 which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability.

The Company’s foreign exchange forward contracts are measured on a recurring basis based on foreign currency spot rate and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss / (gain)” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet. The estimated fair value of the Company’s foreign exchange forward contracts was approximately $1.0 million at April 30, 2008 and the unrealized gain on these foreign exchange forward contracts for the quarter ended April 30, 2008 was less than $0.1 million.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

The $350.0 million of convertible senior debentures are carried at cost. The estimated fair value of these convertible senior debentures was approximately $325.9 million at April 30, 2008, based upon quoted market information (level 1 criteria).

NOTE 10 — SUBSEQUENT EVENT

On May 19, 2008, the Company completed the acquisition of certain assets of Scribona, AB, a publicly traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). Pursuant to the asset purchase agreement, Tech Data will pay approximately $83.0 million in cash, including a $23.0 million premium, for the net value of the transferred assets including inventory, customer lists, office equipment and certain other assets. The total purchase price will be paid in several installments over a period of six months. During fiscal 2009, the Company expects to recognize approximately $11.0 million of integration costs primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2008 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our strategy is to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. We will continue to focus on not only disciplined pricing and purchasing practices, but also on realigning our customer and vendor portfolio to support a sustainable higher margin business that will help drive long-term profitability throughout all of our operations. As we continue to evaluate our existing pricing policies and make future changes, if any, within our customer or vendor portfolio, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at April 30, 2008 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 17%.

In the first quarter of fiscal 2009, we delivered solid and consistent performance in the Americas, achieving an operating margin of 1.51% while at the same time continuing to invest in our strategic growth and productivity initiatives. In Europe, we are making measurable progress towards improving our profitability with our European operations exceeding our first quarter sales plans and showing year-over-year improvements in gross margin.

We believe our strategy focused on execution, diversification and innovation will provide further improvements to our financial results. However, there continues to be uncertainty surrounding the economic environment and its impact on future demand for IT products. This economic uncertainty coupled with a very competitive pricing environment, especially in the Americas, may hinder our ability to improve our operating margins. As a result, we are constantly monitoring the factors that we can control, including our management over costs and capital spending and we will continue to work to selectively grow our net sales, profitability and market share. We will also continue to make targeted strategic investments across our operations in IT enhancements, sales coverage programs and new business opportunities.

In mid-May 2008, we completed the acquisition of certain assets of Scribona, AB, a publicly traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). Pursuant to the asset purchase agreement, we will pay approximately $83.0 million in cash, including a $23.0 million premium, for the net value of the transferred assets including inventory, customer lists, office equipment and certain other assets. The total purchase price will be paid over a period of six months. During fiscal 2009, we expect to recognize approximately $11.0 million of integration costs primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition. While this acquisition is not anticipated to have a material impact on our fiscal 2009 results of operations, we believe the acquisition is an important step in our strategy to drive growth and leverage our infrastructure in the European region.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2008 and 2006:

	Three months ended April 30, 2008		Three months ended April 30, 2007
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,695,938	44.4%	$2,496,130	46.2%
Europe	3,369,876	55.6%	2,905,947	53.8%

Worldwide	$6,065,814	100.0%	$5,402,077	100.0%

			Three months ended April 30,
			2008	2007
Year-over-year increase in net sales (%):
Americas			8.0%	6.1%
Europe (US$)			16.0%	12.2%
Europe (euro)			0.2%	2.1%
Worldwide			12.3%	9.3%

	Three months ended April 30, 2008		Three months ended April 30, 2007
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$40,723	1.51%	$38,502	1.54%
Europe	4,326	0.13%	(6,137)	(0.21)%
Stock-based compensation expense recognized under SFAS No. 123R	(2,683)	(0.04)%	(2,653)	(0.05)%

Worldwide	$42,366	0.70%	$29,712	0.55%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 30% of our net sales for the first quarter of fiscal 2009 and 29% of our net sales in the first quarter of fiscal 2008.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three months ended April 30, 2008 and 2007, as follows:

	Three months ended April 30,
	2008	2007
Net sales	100.00%	100.00%
Cost of products sold	95.14	95.28

Gross profit	4.86	4.72

Operating expenses:
Selling, general and administrative expenses	4.16	4.02
Loss on disposal of subsidiaries	—	0.15
Restructuring charges	—	—

	4.16	4.17

Operating income	0.70	.55

Other expense (income):
Interest expense	.12	.15
Discount on sale of accounts receivable	.01	.05
Interest income	(.04)	(.05)
Net foreign currency exchange loss / (gain)	.01	(.03)

	.10	.12

	Three months ended April 30,
	2008	2007
Income before income taxes and minority interest	.60	.43
Provision for income taxes	.24	.25

Income before minority interest	.36	.18
Minority interest in net loss of joint venture	.02	—

Net income	.38%	.18%

Three months ended April 30, 2008 and 2007

Net Sales

Our consolidated net sales were $6.1 billion in the first quarter of fiscal 2008, an increase of 12.3% when compared to the first quarter of fiscal 2008. On a regional basis, during the first quarter of fiscal 2009, net sales in the Americas increased by 8.0% over the first quarter of fiscal 2008 and increased by 16.0% in Europe (an increase of 0.2% on a euro basis).

Our sales performance in the first quarter of fiscal 2009 in the Americas is primarily the result of strong growth in our direct marketer and small- and medium-sized business customer segments, as well as very strong performance in Latin America where we are benefiting from the strong economic growth in the region. Our sales performance on a euro basis in Europe during the first quarter of fiscal 2009 is primarily the result of good overall execution in the region, solid growth in several of our businesses, offset by year-over-year declines in demand in certain markets and our conscious effort to remix our customer portfolio to those customers requiring less working capital.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 4.86% during the first quarter of fiscal 2009 from 4.72% in the first quarter of fiscal 2008. The increase in gross margin is primarily attributable to continued improvements in our inventory and pricing management practices in both the Americas and Europe, as well as continued changes in the customer and product mix, partially offset by competitive pricing conditions. Fiscal 2008 gross margins were also negatively impacted by higher inventory costs related to the closure of our UAE operations.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.16% in the first quarter of fiscal 2009, compared to 4.02% in the first quarter of fiscal 2008. The increase in SG&A as a percentage of sales for the first quarter of fiscal 2009 is primarily the result of our investments to support our strategic sales growth and productivity initiatives, as well as $4.0 million of consulting and integration costs related to our acquisition of certain assets of Nordic-based Scribona, AB.

In absolute dollars, worldwide SG&A increased by $35.1 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the U.S. dollar and the factors previously discussed above.

Loss on Disposal of Subsidiary

The loss on disposal of subsidiary of $8.8 million for the first quarter of fiscal 2008 relates to the closure of our UAE operations and includes an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $0.4 million in severance costs and certain asset write-offs related to the exit (see further discussion in Note 4 of Notes to Consolidated Financial Statements).

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense decreased 11.6% to $7.1 million in the first quarter of fiscal 2009 compared to $8.0 million in the first quarter of the prior year. The decrease in interest expense for the first quarter of fiscal 2009 is attributable to lower interest rates on revolving credit loans and lower average outstanding debt balances during the first quarter of fiscal 2009 compared to the same period of the prior year.

The discount related to the accounts receivable sold under our trade receivable purchase facility agreements was $0.6 million during the first quarter of fiscal 2009 compared to $2.6 million in the first quarter of fiscal 2008. The decrease in the discount on sale of accounts receivables is primarily related to a decrease in the average balance of accounts receivables sold and a decrease in the interest rates during the first quarter of fiscal 2009 compared to the same period of the prior fiscal year.

Interest income decreased 5.2% to $2.6 million in the first quarter of fiscal 2009 from $2.7 million in the first quarter of the prior year. The decrease in interest income during the first quarter of fiscal 2009 is primarily attributable to a decrease in the interest rates earned on short-term cash investments compared to the same period of the prior year.

We realized a net foreign currency exchange loss of $0.7 million during the first quarter of fiscal 2009 compared to a net foreign currency exchange gain of $1.7 million during the first quarter of fiscal 2008. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Minority Interest in Net Loss of Joint Venture

Minority interest in net loss of joint venture for the first quarter of fiscal 2009 was $1.3 million. The minority interest represents Brightstar Corporation’s share of the joint venture losses as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, however, sales to date have not been significant.

Provision for Income Taxes

Our effective tax rate for continuing operations was 40.7% in the first quarter of fiscal 2009 and 57.7% in the first quarter of fiscal 2008. The decrease in the effective rate during the first quarter of fiscal 2009 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate around the world.

On an absolute dollar basis, the provision for income taxes increased 10.0% to $14.9 million in the first quarter of fiscal 2009 compared to $13.5 million in the same period of fiscal 2008 primarily due to an increase in earnings in certain countries in which we operate.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods due to the relative mix of earnings or losses within the tax jurisdictions in which we operate around the world, such as: a) losses in tax jurisdictions where we are not able to record a tax benefit; b) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2008 and 2007:

	Three months ended April 30,
	2008	2007
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$33,420	$230,842
Investing activities	(7,998)	(7,443)
Financing activities	37,281	(33,741)
Effect of exchange rate changes on cash and cash equivalents	10,697	(761)

Net increase in cash and cash equivalents	$73,400	$188,897

Net cash provided by operating activities was $33.4 million for the first three months of fiscal 2009 compared to $230.8 million for the same period of the prior year. The decrease in cash provided by operating activities during the first quarter of fiscal 2009 compared to the same period of the prior year is primarily due to the timing of payments to vendors and the timing of cash receipts from customers. We manage working capital by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days remained consistent at 30 days at the end of both the first quarters of fiscal 2009 and 2008. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 41% at the end of the first quarter of fiscal 2009, meaning our accounts payable balances exceeded our inventory balances by 41%. This compares to negative owned inventory of 36% at the end of the first quarter of fiscal 2008.

The following table presents the components of our cash conversion cycle for the quarters ended April 30, 2008 and 2007:

	Three months ended April 30,
	2008	2007
Days of sales outstanding	42	40
Days of supply in inventory	27	26
Days of purchases outstanding	(39)	(36)

Cash conversion cycle (days)	30	30

Net cash used in investing activities of $8.0 million during the first quarter fiscal 2009 was the result of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $42.0 million during fiscal 2009 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash provided by financing activities of $37.3 million during the first quarter of fiscal 2009 reflects $35.9 million of net borrowings on our revolving credit lines and long-term debt, $1.0 million of capital contributions from our partner in the European joint venture discussed above and $0.4 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of April 30, 2008, we maintained a Receivables Securitization Program with a syndicate of banks, amended in December 2007, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to $305.0 million. We pay interest (rate of 3.31% at April 30, 2008) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, which expires in March 2012. We pay interest (rate of 3.43% at April 30, 2008) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $740.5 million at April 30, 2008 (average interest rate on the borrowing was 5.12% at April 30, 2008).

The total capacity of the aforementioned credit facilities was approximately $1.3 billion, of which $55.8 million was outstanding at April 30, 2008. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At April 30, 2008, we were in compliance with all such covenant. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of April 30, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $768.9 million.

At April 30, 2008, we had issued standby letters of credit of $27.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

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

Our debt to capital ratio was 17% at April 30, 2008. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. The Company will continue to need additional financing, including debt financing. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 5 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a Synthetic Lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. The Synthetic Lease expires in the second quarter of fiscal 2009 and we are in the process of renewing the lease for an additional five years. At any time during the lease term, we may, at our option, purchase up to four of the seven properties, at an amount equal to each of the property’s cost. The amount funded under the Synthetic Lease (approximately $133.2 million at April 30, 2008) is treated as debt under the definition of the covenants required under both the Synthetic Lease and the credit facilities. The sum of future minimum lease payments under the Synthetic Lease at April 30, 2008 was approximately $1.1 million. As of April 30, 2008, we were in compliance with all such covenants.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted, basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $436.9 million at April 30, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin.

During the first quarters of fiscal 2009 and 2008, we received gross proceeds of $208.9 million and $313.0 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.6 million and $2.6 million for the respective periods. See further discussion of the Receivables Facilities in Note 3 of Notes to Consolidated Financial Statements.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of April 30, 2008 and January 31, 2008, the aggregate amount of guarantees under these arrangements totaled approximately $12.5 million and $19.4 million, respectively, of which approximately $7.8 million and $14.7 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Azlan training business in March 2006, we remain as a guarantor on several of the related facility lease obligations with the lessors of such properties. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $6.9 million as of April 30, 2008. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

We also provide residual value guarantees related to the Synthetic Lease which have been recorded at the estimated fair value of the residual guarantees.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. No material changes have occurred in our market risks since January 31, 2008.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2009.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.

The risk factors in our Annual Report on Form 10-K for the year ended January 31, 2008 should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

At the 2008 Annual Meeting of Shareholders held June 4, 2008, the shareholders voted on the following items:

1. A proposal to approve the election of four directors, Robert M. Dutkowsky (term to expire in 2011), Jeffery P. Howells (term to expire in 2011), David M. Upton (term to expire in 2011) and Harry J. Harczak, Jr. (term to expire in 2010). The vote was as follows:

	For	Withheld
Robert M. Dutkowsky	46,859,470	1,478,829
Jeffery P. Howells	44,872,004	3,466,295
David M. Upton	46,516,419	1,821,880
Harry J. Harczak, Jr.	47,208,608	1,129,691

Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were voted “for” all nominees in accordance with the recommendation of the Board of Directors. Shares represented by proxies that were marked as abstentions for a particular nominee did not count as a vote for or against the nominee. Votes marked “withhold” and broker “non-votes” had no effect on the outcome of the vote because only a plurality of votes actually cast is required to elect a director.

At the Board meeting subsequent to the Annual meeting, Harry J. Harczak, Jr. was appointed to the Audit Committee of the Board of Directors.

Directors Charles E. Adair, Maximilian Ardelt, Kathy M. Misunas, Thomas I. Morgan, Steven A. Raymund and John Y. Williams will continue in office for their respective terms.

2. A proposal to ratify the selection of the Company’s independent registered public accounting firm, Ernst & Young LLP, for the fiscal year ending January 31, 2009. The vote was 47,888,729 in favor, 443,029 against and 6,541 abstain. Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were voted “for” the ratification of the independent registered public accounting firm in accordance with the recommendation of the Board of Directors. Shares represented by proxies that were marked as abstentions and broker “non-votes” did not count as a vote cast and had no effect on the outcome.

3. A shareholder proposal for the Company’s Board of Directors to consider the adoption of a policy that the Company’s shareholders be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution to ratify the compensation of the named executive officers. The vote upon was 27,902,993 in favor, 17,259,065 against and 481,451 abstain. Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were voted “against” the shareholder proposal in accordance with the recommendation of the Board of Directors. Shares represented by proxies that were marked as abstentions and broker “non-votes” did not count as a vote cast and had no effect on the outcome of the vote.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit 10-AAzz	First Amendment to Trade Receivables Purchase Agreement

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer	June 4, 2008
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 4, 2008
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	June 4, 2008
Joseph B. Trepani