Form 10-Q
period 2008-07-31
TECH DATA CORP
filed 2008-09-03
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer  ☒    Accelerated Filer  ☐     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2008
Common stock, par value $.0015 per share	50,493,358

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$468,321	$447,340
Accounts receivable, net	2,757,981	2,659,446
Inventories	1,814,242	1,642,317
Prepaid expenses and other assets	186,383	173,879

Total current assets	5,226,927	4,922,982
Property and equipment, net	127,527	129,139
Goodwill	18,367	2,966
Other assets, net	171,685	165,848

Total assets	$5,544,506	$5,220,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$56,919	$18,315
Accounts payable	2,533,411	2,288,740
Current portion of long-term debt	1,153	1,243
Accrued expenses and other liabilities	566,951	570,266

Total current liabilities	3,158,434	2,878,564
Long-term debt	363,724	363,639
Other long-term liabilities	65,485	58,011

Total liabilities	3,587,643	3,300,214

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2008 and January 31, 2008	89	89
Additional paid-in capital	739,558	737,759
Treasury stock, at cost (8,752,610 shares at July 31, 2008 and 6,446,603 shares at January 31, 2008)	(315,925)	(236,960)
Retained earnings	995,242	948,596
Accumulated other comprehensive income	537,899	471,237

Total shareholders’ equity	1,956,863	1,920,721

Total liabilities and shareholders’ equity	$5,544,506	$5,220,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net sales	$6,166,021	$5,613,308	$12,231,835	$11,015,385
Cost of products sold	5,866,905	5,338,997	11,638,052	10,485,826

Gross profit	299,116	274,311	593,783	529,559

Operating expenses:
Selling, general and administrative expenses	256,964	226,720	509,265	443,872
Loss on disposal of subsidiaries	—	4,284	—	13,121
Restructuring charges	—	16,602	—	16,149

	256,964	247,606	509,265	473,142

Operating income	42,152	26,705	84,518	56,417

Other expense (income):
Interest expense	7,144	6,131	14,263	14,181
Discount on sale of accounts receivable	590	784	1,140	3,423
Interest income	(2,621)	(2,952)	(5,224)	(5,698)
Net foreign currency exchange loss (gain)	1,227	(121)	1,970	(1,778)

	6,340	3,842	12,149	10,128

Income before income taxes and minority interest	35,812	22,863	72,369	46,289
Provision for income taxes	12,914	16,652	27,793	30,176

Income before minority interest	22,898	6,211	44,576	16,113
Minority interest in net loss of joint venture	782	1,031	2,070	1,031

Net income	$23,680	$7,242	$46,646	$17,144

Income per common share:
Basic	$0.45	$0.13	$0.89	$0.31

Diluted	$0.45	$0.13	$0.88	$0.31

Weighted average common shares outstanding:
Basic	52,109	55,080	52,473	55,021

Diluted	52,427	55,487	52,766	55,410

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended July 31,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$12,219,809	$11,257,450
Cash paid to suppliers and employees	(12,041,914)	(10,799,880)
Interest paid, net	(9,344)	(9,603)
Income taxes paid	(28,595)	(18,448)

Net cash provided by operating activities	139,956	429,519

Cash flows from investing activities:
Acquisition of a business	(68,212)	—
Expenditures for property and equipment	(9,459)	(9,796)
Software and software development costs	(8,562)	(8,042)

Net cash used in investing activities	(86,233)	(17,838)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,137	6,469
Cash paid for purchase of treasury stock	(83,150)	—
Capital contribution from joint venture partner	1,000	610
Net borrowings (repayments) on revolving credit loans	37,339	(61,549)
Principal payments on long-term debt	(1,002)	(1,871)
Excess tax benefit from stock-based compensation	—	101

Net cash used in financing activities	(44,676)	(56,240)

Effect of exchange rate changes on cash and cash equivalents	11,934	(3,409)

Net increase in cash and cash equivalents	20,981	352,032
Cash and cash equivalents at beginning of year	447,340	265,006

Cash and cash equivalents at end of period	$468,321	$617,038

Reconciliation of net income to net cash provided by operating activities:
Net income	$46,646	$17,144

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	13,121
Depreciation and amortization	27,766	25,911
Provision for losses on accounts receivable	7,853	5,460
Stock-based compensation expense	5,694	5,166
Excess tax benefit from stock-based compensation	—	(101)
Minority interest in net loss of joint venture	(2,070)	(1,031)
Changes in operating assets and liabilities:
Accounts receivable	(10,298)	245,812
Inventories	(63,609)	125,611
Prepaid expenses and other assets	(15,979)	(26,906)
Accounts payable	172,469	41,363
Accrued expenses and other liabilities	(28,516)	(22,031)

Total adjustments	93,310	412,375

Net cash provided by operating activities	$139,956	$429,519

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of July 31, 2008 and its results of operations and cash flows for the six months ended July 31, 2008 and 2007.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that approximately one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2008 and 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2009.

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

Comprehensive income, net of taxes, for the three and six months ended July 31, 2008 and 2007 is as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
	(In thousands)
Comprehensive income:
Net income	$23,680	$7,242	$46,646	$17,144
Change in CTA(1)	4,628	9,246	66,662	79,747

Total	$28,308	$16,488	$113,308	$96,891

(1)	There were no income tax effects for the three and six months ended July 31, 2008 or 2007.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be amortized as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of this FSP are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective restatement of all periods presented. The Company has evaluated this standard and concluded that that it will be applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006. The Company has estimated that the impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annualized basis during the period the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of this FSP will have no impact on the Company’s consolidated cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with GAAP”. The impact to the Company’s consolidated financial statements will not be material.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning

February 1, 2009. Early adoption is prohibited, but upon adoption SFAS No. 160 requires retrospective presentation and disclosure related to existing minority interests. The Company does not expect the impact of the adoption of SFAS No. 160 to be material.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 became effective for the Company’s fiscal year beginning February 1, 2008 and are applied prospectively. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The additional disclosures required by SFAS No. 157 are included in Note 11 – Fair Value of Financial Instruments.

NOTE 2—EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 7 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	2008			2007
Three months ended July 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$23,680	52,109	$0.45	$7,242	55,080	$0.13

Effect of dilutive securities:
Equity-based awards	—	318		—	407

Net income per common share-diluted	$23,680	52,427	$0.45	$7,242	55,487	$0.13

	2008			2007
Six months ended July 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$46,646	52,473	$0.89	$17,144	55,021	$0.31

Effect of dilutive securities:
Equity-based awards	—	293		—	389

Net income per common share-diluted	$46,646	52,766	$0.88	$17,144	55,410	$0.31

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either July 31, 2008 or 2007 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 6—Revolving Credit Loans and Long-Term Debt).

NOTE 3—ACQUISITION

In May 2008, the Company completed the acquisition of certain assets of Scribona, AB, a publicly-traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands the Company’s presence and leverages the Company’s infrastructure in the Nordic region of Europe. In conjunction with the acquisition, Tech Data will pay approximately $82.1 million in cash for the net value of the acquired assets including inventory and certain other assets and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the entire purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, including $9.4 million of customer lists with estimated useful lives of seven years and $15.4 million of goodwill. The total purchase price is being paid in several installments, of which $68.2 million has been paid through July 31, 2008 and the final installment is to be paid in the fourth quarter of fiscal 2009. In addition, the asset purchase agreement also provides for an additional earn-out payment of up to $2.3 million, if certain performance objectives are met. Such payment, if any, will be recorded as an adjustment to the initial purchase price with a corresponding increase in goodwill.

Through July 31, 2008, the Company recognized $7.0 million of integration costs, primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. The Company expects total integration costs to be approximately $9.5 million, all of which are anticipated to be incurred during fiscal 2009.

The operating results from the acquisition of certain assets of Scribona, AB, have been included in the Company’s consolidated results of operations subsequent to the date of acquisition.

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following:

	July 31, 2008	January 31, 2008
	(In thousands)
Accounts receivable	$2,824,554	$2,723,592
Allowance for doubtful accounts	(66,573)	(64,146)

Total	$2,757,981	$2,659,446

Trade Receivables Purchase Facility Agreements

The Company has revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted basis. The Company uses the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $343.5 million at July 31, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, the Company may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin. Such transactions have been accounted for as a true sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The Receivables Facilities, which have various expiration dates, require that the Company continue to service, administer and collect the sold accounts receivable.

During the three and six months ended July 31, 2008, the Company received gross proceeds of $208.0 million and $416.9 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.6 million and $1.1 million for the respective periods. During the three and six months ended July 31, 2007, the Company received gross proceeds of $249.0 million and $562.0 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.8 million and $3.4 million for the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

NOTE 5—LOSS ON DISPOSAL OF SUBSIDIARIES

During the three months ended July 31, 2007, the Company executed an agreement for the sale of the Israel operations at an amount approximating local currency net book value. The sale of the entity was completed in the third quarter of fiscal 2008. During the three and six months ended July 31, 2007, the Company recorded a loss on disposal of this subsidiary of $3.7 million, which includes a $2.7 million impairment on the Company’s investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for costs related to the sale. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, Israel had operating income of approximately $0.2 million during the six months ended July 31, 2007.

In March 2007, the Company made the decision to close its operations in the United Arab Emirates (“UAE”). The closure of the UAE was substantially completed by the end of the second quarter of fiscal 2008. During the six months ended July 31, 2007, the Company recorded a loss on disposal of this subsidiary of $9.4 million ($8.8 million recorded during the first quarter of fiscal 2008), which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiary”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $2.5 million during the six months ended July 31, 2007, comprised primarily of inventory write-downs and occupancy-related expenses.

NOTE 6—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	July 31, 2008	January 31, 2008
	(In thousands)
Receivables Securitization Program, interest rate of 3.03% at July 31, 2008, expiring December 2008	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 3.09% at July 31, 2008, expiring March 2012	—	—
Other uncommitted revolving credit facilities, average interest rate of 5.52% at July 31, 2008, expiring on various dates throughout fiscal 2009	56,919	18,315

Total	$56,919	$18,315

The Company has an agreement (the “Receivables Securitization Program”), amended in December 2007, with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $305.0 million. Under this program, which expires in December 2008, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $588.2 million and $510.5 million at July 31, 2008 and January 31, 2008, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. The Company plans to renew this program prior to its expiration date.

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

In addition to the facilities described above, the Company has additional lines of credit and overdraft facilities to support its worldwide operations. These additional lines of credit and overdraft facilities total approximately $652.3 million, of which $56.9 million was outstanding at July 31, 2008. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities is approximately $1.2 billion. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, deprecation and amortization) ratio and a tangible net worth requirement. At July 31, 2008, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $767.5 million.

At July 31, 2008, the Company had issued standby letters of credit of $31.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	July 31, 2008	January 31, 2008
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	14,877	14,882

	364,877	364,882
Less—current maturities	(1,153)	(1,243)

Total	$363,724	$363,639

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

NOTE 7—STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the six month ended July 31, 2008 and 2007, the Company recorded $5.7 million and $5.2 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At July 31, 2008, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of a maximum of 9.5 million shares, including approximately 3.3 million shares available for future grants. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s restricted stock activity for the six months ended July 31, 2008 is as follows:

Outstanding at January 31, 2008	576,027
Granted	300,590
Vested	(90,641)
Canceled	(146,511)

Outstanding at April 30, 2008	639,465
Granted	36,210
Vested	(14,916)
Canceled	(21,486)

Outstanding at July 31, 2008	639,273

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the six months ended July 31, 2008 is as follows:

Outstanding at January 31, 2008	5,963,599
Exercised	(11,594)
Canceled	(476,556)

Outstanding at April 30, 2008	5,475,449
Exercised	(28,875)
Canceled	(97,135)

Outstanding at July 31, 2008	5,349,439

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 8—SHAREHOLDERS’ EQUITY

In June 2008, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. During the second quarter of fiscal 2009, the Company repurchased 2,420,145 shares at an average of $34.36 per share, for a total cost, including expenses, of $83.2 million.

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

Synthetic Lease Facility

The Company has a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. During the second quarter of fiscal 2009, the Company renewed its existing Synthetic Lease with a new lease agreement that expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company’s credit ratings.

During the first four years of the lease term, the Company may, at its option, purchase any combination of the seven properties, at an amount equal to each of the property’s cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, the Company may, at is option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $107.4 million (the “residual value”). The Company has also provided a residual value guarantee related to the Synthetic Lease, which has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease is approximately $26.7 million. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 6—Revolving Credit Loans and Long-Term Debt. As of July 31, 2008, the Company was in compliance with all such covenants.

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

Contingencies

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 10—SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,804,637	$2,900,670	$5,500,575	$5,396,800
Europe	3,361,384	2,712,638	6,731,260	5,618,585

Total	$6,166,021	$5,613,308	$12,231,835	$11,015,385

Operating income (loss):(1) (2)
Americas	$39,476	$45,227	$80,199	$83,729
Europe	5,687	(16,009)	10,013	(22,146)
Stock-based compensation expense recognized under SFAS No. 123R	(3,011)	(2,513)	(5,694)	(5,166)

Total	$42,152	$26,705	$84,518	$56,417

Depreciation and amortization:
Americas	$4,661	$4,334	$9,530	$8,624
Europe	9,034	8,358	18,236	17,287

Total	$13,695	$12,692	$27,766	$25,911

Capital expenditures:
Americas	$4,347	$6,626	$8,337	$10,506
Europe	5,676	3,769	9,684	7,332

Total	$10,023	$10,395	$18,021	$17,838

Identifiable assets:
Americas	$1,925,391	$2,083,293	$1,925,391	$2,083,293
Europe	3,619,115	2,787,912	3,619,115	2,787,912

Total	$5,544,506	$4,871,205	$5,544,506	$4,871,205

Goodwill (3)
Americas	$2,966	$2,966	$2,966	$2,966
Europe	15,401	—	15,401	—

Total	$18,367	$2,966	$18,367	$2,966

(1)	For the three and six months ended July 31, 2008, the amounts shown above include $3.0 million and $7.0 million, respectively, of consulting and integration costs related to the acquisition of certain assets of Scribona, AB (see Note 3 – Acquisition).

For the three and six months ended July 31, 2007, the amounts shown above include $0.6 million and $9.4 million, respectively, of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiary and $5.0 million of operating losses and $2.5 million of operating income, respectively, related to the UAE (see also Note 5 – Loss on Disposal of Subsidiaries).

For the three and six months ended July 31, 2007, the amounts shown above also include $3.7 million of costs related to the sale of the Company’s Israel operations included in Loss on Disposal of Subsidiary and $0.7 million of operating losses and $0.2 million of operating income for the three and six months ended July 31, 2007, respectively, related to Israel (see also Note 5 – Loss on Disposal of Subsidiaries).

(2)	For the three and six months ended July 31, 2007, the amounts shown above include $16.6 million and $16.1 million, respectively, of restructuring charges. For the three and six months ended July 31, 2007, $16.9 million of these restructuring charges related to the closure of the Moers logistics center and $(0.3) million and $(.8) million, respectively, are the result of changes in estimates related to the European restructuring program completed in October 2006.

(3)	Europe’s goodwill balance at July 31, 2008 represents $15.4 million associated with the purchase of certain assets of Scribona, AB in May 2008 (see Note 3 – Acquisition).

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability.

The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss (gain)” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet. The change in the fair value of the Company’s foreign exchange forward contracts for the three and six months ended July 31, 2008 was a loss of $1.6 million and a gain of $4.1 million, respectively, which is offset by the change in the fair value of the underlying hedged assets or liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

The $350.0 million of convertible senior debentures are carried at cost. The estimated fair value of these convertible senior debentures was approximately $324.6 million at July 31, 2008, based upon quoted market information (level 1 criteria).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2008, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	competition

•	narrow profit margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of increases in freight and handling fee charges to customers

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	changes in income tax and other regulatory legislation

•	changes in accounting rules

•	volatility of common stock price

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

Our strategy is to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future, and therefore, we will continue to evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. We will continue to focus on not only disciplined pricing and purchasing practices, but also on realigning our customer and vendor portfolio to help drive long-term profitability throughout all of our operations. As we continue to evaluate our existing pricing policies and make future changes, if any, within our customer or vendor portfolio, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. We believe our balance sheet at July 31, 2008 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 18%.

Throughout the first half of fiscal 2009, we continued to make measurable progress towards improving our profitability in our European operations and exceeded our second quarter operating income targets. We were also pleased with achieving year-over-year sales growth in Europe (on a euro basis) when recent indicators have pointed to a relatively soft macro demand environment in the region. In the Americas, we saw heightened competitive pricing conditions and felt pressure from continued economic softness in the region. As a result, our second quarter revenue growth and operating margin in the region fell short of recent levels achieved in the region as well as our expectations for the quarter. We continued to make strategic investments in the Americas, such as increasing our investment in SAP surrounding warehouse management and financial systems in the region.

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

In May 2008, we completed the acquisition of certain assets of Scribona, AB, a publicly–traded IT distributor in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands the Company’s presence in the Nordics. In connection with the acquisition, we will pay approximately $82.1 million in cash for the net value of the acquired assets including inventory and certain other assets and the assumption of certain liabilities. The total purchase price is being paid in several installments, of which $68.2 million has been paid through July 31, 2008 and the final installment is to be paid in the fourth quarter of fiscal 2009. The asset purchase agreement also provides for an additional earn-out payment of up to $2.3 million if certain future performance objectives are met.

Through July 31, 2008, we have recognized approximately $7.0 million of integration costs, primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. We expect total integration costs to be approximately $9.5 million, all of which are anticipated to be incurred during fiscal 2009. While this acquisition is not anticipated to have a material impact on our fiscal 2009 results of operations, we believe the acquisition is an important step in our strategy to drive growth and leverage our infrastructure in the European region.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2008 and 2007:

	Three months ended July 31, 2008		Three months ended July 31, 2007
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,804,637	45.5%	$2,900,670	51.7%
Europe	3,361,384	54.5%	2,712,638	48.3%

Worldwide	$6,166,021	100.0%	$5,613,308	100.0%

	Six months ended July 31, 2008		Six months ended July 31, 2007
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$5,500,575	45.0%	$5,396,800	49.0%
Europe	6,731,260	55.0%	5,618,585	51.0%

Worldwide	$12,231,835	100.0%	$11,015,385	100.0%

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Year-over-year increase (decrease) in net sales (%):
Americas	(3.3)%	16.7%	1.9%	11.5%
Europe (US$)	23.9%	10.3%	19.8%	11.3%
Europe (euro)	7.4%	3.4%	3.7%	2.7%
Worldwide	9.8%	13.6%	11.0%	11.4%

	Three months ended July 31, 2008		Three months ended July 31, 2007
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$39,476	1.41%	$45,227	1.56%
Europe	5,687	0.17%	(16,009)	(0.59)%
Stock-based compensation expense recognized under SFAS No. 123R	(3,011)	(0.05)%	(2,513)	(0.04)%

Worldwide	$45,152	0.68%	$26,705	0.48%

	Six months ended July 31, 2008		Six months ended July 31, 2007
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$80,199	1.46%	$83,729	1.55%
Europe	10,013	0.15%	(22,146)	(0.39)%
Stock-based compensation expense recognized under SFAS No. 123R	(5,694)	(0.05)%	(5,166)	(0.05)%

Worldwide	$84,518	0.69%	$56,417	0.51%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 29% of our net sales for the second quarter of fiscal 2009, 30% of our net sales for the first quarter of fiscal 2009, 27% of our net sales for the second quarter of fiscal 2008 and 29% of our net sales in the first quarter of fiscal 2008.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and six months ended July 31, 2008 and 2007, as follows:

	Three months ended July 31,		Six months ended July 31,
	2008	2007	2008	2007
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.15	95.11	95.15	95.19

Gross profit	4.85	4.89	4.85	4.81

Operating expenses:
Selling, general and administrative expenses	4.17	4.03	4.16	4.03
Loss on disposal of subsidiaries	—	.08	—	.12
Restructuring charges	—	.30	—	.15

	4.17	4.41	4.16	4.30

Operating income	.68	.48	.69	.51

Other expense (income):
Interest expense	.12	.11	.12	.13
Discount on sale of accounts receivable	—	.01	—	.03
Interest income	(.04)	(.05)	(.04)	(.05)
Net foreign currency exchange loss (gain)	.02	—	.02	(.02)

	.10	.07	.10	.09

Income before income taxes and minority interest	.58	.41	.59	.42
Provision for income taxes	.21	.30	.23	.27

Income before minority interest	.37	.11	.36	.15
Minority interest in net loss of joint venture	.01	.02	.02	.01

Net income	.38%	.13%	.38%	.16%

Three and six months ended July 31, 2008 and 2007

Net Sales

Our consolidated net sales were $6.2 billion in the second quarter of fiscal 2009, an increase of 9.8% when compared to the second quarter of fiscal 2008. On a regional basis, during the second quarter of fiscal 2009, net sales in the Americas decreased by 3.3%, when compared to the second quarter of fiscal 2008 and increased by 23.9% in Europe (an increase of 7.4% on a euro basis). On a year-to-date basis, net sales were $12.2 billion during the first semester of fiscal 2009, an increase of 11.0% compared to the first semester of fiscal 2008. Regionally, net sales in the Americas increased by 1.9% and Europe increased 19.8% (increase of 3.7% on a euro basis) during the first semester of 2009 as compared to the same period of the prior year.

Our sales performance on a euro basis in Europe during both the second quarter and first semester of fiscal 2009 is primarily the result of the inclusion of slightly over two months of business from Scribona AB during the quarter, sales growth in our German operation, and solid growth in several of our other country operations, offset by softening in the economic environment within several countries. Our sales in the Americas during the second quarter and first semester of fiscal 2009 are primarily the result of softer demand throughout the region and heightened competitive pricing conditions, especially surrounding larger volume orders. We saw several instances throughout the quarter where we declined large sales opportunities as their pricing levels did not meet our profitability requirements.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) decreased slightly to 4.85% during the second quarter of fiscal 2009 from 4.89% in the second quarter of fiscal 2008. On a year-to-date basis, gross margin was 4.85%, an increase of .04% of net sales, or 4 basis points, compared to the first semester of fiscal 2008. Our disciplined pricing, inventory management and sales practices were the primary reasons for our relatively stable gross margin performance for the respective periods.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.17% in the second quarter of fiscal 2009, compared to 4.03% in the second quarter of fiscal 2008. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.16% compared to 4.03% in the comparable semester of the prior year. The increase in SG&A as a percentage of sales for both the second quarter and first semester of fiscal 2009 is primarily the result of our investments to support our strategic sales growth and productivity initiatives, as well as our acquisition of certain assets from Nordic-based Scribona, AB and the related consulting and integration costs of $3.0 million and $7.0 million in the second quarter and first semester of fiscal 2009, respectively.

In absolute dollars, worldwide SG&A increased by $30.2 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and increased by $65.4 million in the first semester of fiscal 2009 compared to the same period of the prior year. The year-over-year increase in SG&A is primarily attributable to the stronger euro versus the U.S. dollar and the factors discussed above.

Loss on Disposal of Subsidiary

We incurred losses on the disposal of subsidiaries of $4.3 million during the second quarter of fiscal 2008 for charges related to both the closure of our UAE operations and the sale of our Israel operations, the latter of which was completed in the third quarter of fiscal 2008. The $4.3 million loss includes $0.6 million of severance costs related to the closure of our UAE operations and a $3.7 million loss related to the pending sale of our Israel operations. The $3.7 million loss related to the sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs (see further discussion in Note 5 of Notes to Consolidated Financial Statements).

We incurred losses on the disposal of subsidiaries of $13.1 million during the first semester of fiscal 2008 for charges related to both the closure of our UAE operations and the sale of our Israel operations. The $13.1 million loss includes $9.4 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the sale of our Israel operations. The loss related to the closure of our UAE operations includes an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. See discussion above regarding the $3.7 million loss related to the sale of our Israel operations.

Restructuring Charges

Restructuring charges during the first quarter and semester of fiscal 2008 consisted of the following:

•

During the quarter ended July 31, 2007, we exited our German logistics facility and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs.

•

In May 2005, we announced a formal restructuring program to better align the European operating cost structure with the business environment at the time. As of October 31, 2006, the initiatives related to the European restructuring program had been substantially completed. During the second quarter and first semester of fiscal 2008, we recorded a $0.3 million credit and a $0.8 million credit, respectively, related to changes in estimates of previously recorded restructuring accruals.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income, Foreign Currency Exchange Gains/Losses

Interest expense increased 16.5% to $7.1 million in the second quarter of fiscal 2009 compared to $6.1 million in the second quarter of the prior year. On a year-to-date basis, interest expense increased 0.6% to $14.3 million in the first semester of fiscal 2009 from $14.2 million in the prior year. The increase in interest expense during the second quarter of fiscal 2009 is attributable to an increase in interest rates on revolving credit loans in certain jurisdictions and an increase in the average outstanding debt balances. The relatively stable interest expense during the first semester of fiscal 2009 compared to 2008 can be attributed to the factors outlined above with respect to our second quarter, being partially offset by the impact of lower relative interest rates and outstanding debt balances during our first quarter of fiscal 2009 compared to 2008.

The discount related to the accounts receivable sold under our trade receivable purchase facility agreements was $0.6 million during the second quarter of fiscal 2009 compared to $0.8 million in the second quarter of fiscal 2008. On a year-to-date basis, the discount on the sale of accounts receivable was $1.1 million in the first semester of fiscal 2009 compared to $3.4 million in the first semester of fiscal 2008. The decrease in the discount on sale of accounts receivables is primarily related to a decrease in the average balance of accounts receivables sold during both the second quarter and first semester of fiscal 2009 compared to the same periods of the prior fiscal year.

Interest income decreased 11.2% to $2.6 million in the second quarter of fiscal 2009 from $3.0 million in the second quarter of the prior year. On a year-to-date basis, interest income decreased 8.3% to $5.2 million in the first semester of fiscal 2009 compared to $5.7 million in the same period of the prior year. The decrease in interest income during the second quarter and first semester of fiscal 2009 is primarily attributable to a decrease in the average cash balances invested during both the second quarter and first semester of fiscal 2009 compared to the same periods of the prior year.

We realized a net foreign currency exchange loss of $1.2 million during the second quarter of fiscal 2009 compared to a net foreign currency exchange gain of $0.1 million during the second quarter of fiscal 2008. On a year-to-date basis, we realized a net foreign currency exchange loss of $2.0 million compared to a $1.8 million foreign currency exchange gain in the prior year. We recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, versus other currencies. It continues to be our goal to minimize foreign currency exchange gains and losses through an effective hedging program. Our hedging policy prohibits speculative foreign currency exchange transactions.

Minority Interest in Net Loss of Joint Venture

Minority interest in net loss of joint venture for the three and six months ended July 31, 2008 was $0.8 million and $2.1 million, respectively, compared to $1.0 million for both the three and six months ended July 31, 2007. The minority interest represents Brightstar Corporation’s share of the joint venture losses as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, however, sales to date, while growing, have not been significant.

Provision for Income Taxes

Our effective tax rate was 36.1% in the second quarter of fiscal 2009 and 72.8% in the second quarter of fiscal 2008. Our effective tax rate was 38.4% in the first semester of fiscal 2009 compared to 65.2% for the same period in the prior fiscal year. The decrease in our effective tax rates for both the second quarter and first semester of fiscal 2009 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the taxing jurisdictions in which we operate around the world.

On an absolute dollar basis, the provision for income taxes decreased 22.5% to $12.9 million in the second quarter of fiscal 2009 compared to $16.7 million in the same period of fiscal 2008 and decreased 7.9% to $27.8 million for the first semester of fiscal 2009 compared to $30.2 million in the first semester of fiscal 2008. The decrease in both periods is primarily the result of lower taxable income in the Americas.

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

The overall effective tax rate will continue to be dependent upon the geographic distribution of our worldwide earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the various assumptions and tax laws utilized in estimating our annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions utilized in estimating our annual income tax rates, future income tax expense could be materially affected.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2008 and 2007:

	Six months ended July 31,
	2008	2007
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$139,956	$429,519
Investing activities	(86,233)	(17,838)
Financing activities	(44,676)	(56,240)
Effect of exchange rate changes on cash and cash equivalents	11,934	(3,409)

Net increase in cash and cash equivalents	$20,981	$352,032

Net cash provided by operating activities was $140.0 million for the first semester of fiscal 2009 compared to $429.5 million for the same period of the prior year. The decrease in cash provided by operating activities during the first semester of fiscal 2009 compared to the same period of the prior year is primarily due to the timing of both cash receipts from our customers and payments to our vendors. The reduction in cash flow from operating activities can largely be attributed to improved growth (and corresponding working capital requirements) within our European operations during the second quarter of fiscal 2009 compared to fiscal 2008, working capital requirements associated with our Scribona AB acquisition and an increase in our “net cash days” on a year-over-year basis, as further discussed below.

We manage working capital by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days were 30 days at the end of the second quarter of fiscal 2009 compared to 27 days at the end of the second quarter of fiscal 2008. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 40% at the end of the second quarter of fiscal 2009, meaning our accounts payable balances exceeded our inventory balances by 40%. This compares to negative owned inventory of 43% at the end of the second quarter of fiscal 2008. While we saw an increase in our net cash days at July 31, 2008 compared to July 31, 2007, as stated previously above, this increase was largely due to the timing of receipts from our customers and purchases of inventory from and related payments to our vendors, as the overall quality of our accounts receivable, inventory and accounts payable portfolios remained at acceptable levels.

The following table presents the components of our cash conversion cycle for the quarters ended July 31, 2008 and 2007:

	Three months ended July 31,
	2008	2007
Days of sales outstanding	41	38
Days of supply in inventory	28	25
Days of purchases outstanding	(39)	(36)

Cash conversion cycle (days)	30	27

Net cash used in investing activities of $86.2 million during the first semester of fiscal 2009 was the result of $68.2 million of cash payments made related to the acquisition of certain assets of Scribona, AB in the second quarter of fiscal 2009 and $18.0 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $42.0 million during fiscal 2009 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $44.7 million during the first semester of fiscal 2009 reflects $83.2 million of cash used in the repurchase of 2,420,145 shares of our common stock, offset by $36.3 million of net borrowings on our revolving credit lines and long-term debt, $1.1 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan and $1.0 million of capital contributions from our partner in the European joint venture discussed above.

As of July 31, 2008, we maintained a Receivables Securitization Program with a syndicate of banks, which expires in December 2008, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to $305.0 million. We pay interest (rate of 3.03% at July 31, 2008) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, which expires in March 2012. We pay interest (rate of 3.09% at July 31, 2008) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained lines of credit and overdraft facilities totaling approximately $652.3 million at July 31, 2008 (average interest rate on the borrowing was 5.52% at July 31, 2008).

The total capacity of the aforementioned credit facilities was approximately $1.2 billion, of which $56.9 million was outstanding at July 31, 2008. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At July 31, 2008, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of July 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $767.5 million.

At July 31, 2008, we had issued standby letters of credit of $31.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

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

In June 2008, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the second quarter of fiscal 2009, we repurchased 2,420,145 shares at an average of $34.36 per share, for a total cost, including expenses, of $83.2 million. For our share repurchase program, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 18% at July 31, 2008. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. The Company will continue to need additional financing, including debt financing. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 6 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. During the second quarter of fiscal 2009, we renewed our existing Synthetic Lease with a new lease agreement that expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

During the first four years of the lease term, we may, at our option, purchase any combination of the seven properties, at an amount equal to each of the property’s cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $107.4 million (the “residual value”). We have also provided a residual value guarantee related to the Synthetic Lease, which has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease is approximately $26.7 million. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of July 31, 2008, we were in compliance with all such covenants.

Trade Receivables Purchase Facility Agreements

We have revolving trade receivables purchase facility agreements (the “Receivables Facilities”) with third-party financial institutions to sell accounts receivable on a non-recourse, uncommitted, basis. We use the Receivables Facilities as a source of working capital funding. The Receivables Facilities limit the amount of purchased accounts receivable the financial institutions may hold to $343.5 million at July 31, 2008, based on currency exchange rates at that date. Under the Receivables Facilities, we may sell certain accounts receivable (the “Receivables”) in exchange for cash less a discount based on LIBOR plus a margin.

During the three and six months ended July 31, 2008, we received gross proceeds of $208.0 million and $416.9 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.6 million and $1.1 million for the respective periods. During the three and six months ended July 31, 2007, we received gross proceeds of $249.0 million and $562.0 million, respectively, from the sale of the Receivables and recognized related discounts totaling $0.8 million and $3.4 million for the respective periods. The proceeds, net of the discount incurred, are reflected in the Consolidated Statement of Cash Flows in operating activities within cash received from customers and the change in accounts receivable.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of July 31, 2008 and January 31, 2008, the aggregate amount of guarantees under these arrangements totaled approximately $15.8 million and $19.4 million, respectively, of which approximately $11.6 million and $14.7 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

Additionally, in connection with the sale of the Azlan training business in March 2006, we remain as a guarantor on several of the related facility lease obligations with the lessors of such properties. The maximum potential amount of future payments (undiscounted) that we could be required to make under the guarantees is approximately $6.2 million as of July 31, 2008. We believe that the likelihood of a material loss pursuant to these guarantees is remote.

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

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008. There were no material changes in the Company’s internal controls over financial reporting during the second quarter of fiscal 2009.

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

As of July 31, 2008, the Company added the following risk factor to the risk factors referred to above in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008:

Impact of Increases in Freight and Handling Fee Charges to Customers

The Company is in the process of implementing new policies concerning freight and handling fees to customers. These new policies are designed to help offset increasing transportation costs incurred by the Company. Given the competitive nature of the markets in which the Company operates, these policies may result in customers seeking alternative sources for their IT products, and therefore, could have an adverse effect on the Company’s sales.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In June 2008, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. In conjunction with the $100.0 million share repurchase program, the Company executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended July 31, 2008:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total numbers of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
May 1 – May 31, 2008	—	—	—
June 1 – June 30, 2008	1,178,473	$34.87	1,178,473
July 1 – July 31, 2008	1,241,672	33.87	1,241,672

Total	2,420,145	$34.36	2,420,145	$16,849,791

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

10-BBa	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc	Third Amended and Restated Participation Agreement dated June 27, 2008

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	September 2, 2008
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 2, 2008
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	September 2, 2008
Joseph B. Trepani