Form 10-Q
period 2008-10-31
TECH DATA CORP
filed 2008-12-04
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large accelerated filer    ☒    Accelerated Filer    ☐    Non-accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common stock, par value $.0015 per share	50,017,516

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

	October 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$385,166	$447,340
Accounts receivable, less allowance for doubtful accounts of $59,230 and $64,146	2,629,263	2,659,446
Inventories	1,955,730	1,642,317
Prepaid expenses and other assets	177,452	173,879

Total current assets	5,147,611	4,922,982
Property and equipment, net	107,980	129,139
Goodwill	14,998	2,966
Other assets, net	140,006	165,848

Total assets	$5,410,595	$5,220,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$68,303	$18,315
Accounts payable	2,725,606	2,288,740
Current portion of long-term debt	957	1,243
Accrued expenses and other liabilities	515,265	570,266

Total current liabilities	3,310,131	2,878,564
Long-term debt	360,953	363,639
Other long-term liabilities	61,274	58,011

Total liabilities	3,732,358	3,300,214

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2008 and January 31, 2008	89	89
Additional paid-in capital	742,259	737,759
Treasury stock, at cost (9,228,069 shares at October 31, 2008 and 6,446,603 shares at January 31, 2008)	(332,166)	(236,960)
Retained earnings	1,013,632	948,596
Accumulated other comprehensive income	254,423	471,237

Total shareholders’ equity	1,678,237	1,920,721

Total liabilities and shareholders’ equity	$5,410,595	$5,220,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net sales	$6,136,112	$5,923,814	$18,367,947	$16,939,199
Cost of products sold	5,838,138	5,640,068	17,476,190	16,125,894

Gross profit	297,974	283,746	891,757	813,305

Operating expenses:
Selling, general and administrative expenses	238,881	224,243	748,146	668,115
Loss on disposal of subsidiaries	—	—	—	13,121
Restructuring charges	—	—	—	16,149

	238,881	224,243	748,146	697,385

Operating income	59,093	59,503	143,611	115,920

Other expense (income):
Interest expense	8,323	5,557	22,586	19,738
Discount on sale of accounts receivable	596	1,552	1,736	4,975
Interest income	(2,272)	(4,406)	(7,496)	(10,104)
Net foreign currency exchange loss (gain)	23,489	(2,437)	25,459	(4,215)

	30,136	266	42,285	10,394

Income before income taxes and minority interest	28,957	59,237	101,326	105,526
Provision for income taxes	10,805	19,152	38,598	49,328

Income before minority interest	18,152	40,085	62,728	56,198
Minority interest in net loss of joint venture	238	864	2,308	1,895

Net income	$18,390	$40,949	$65,036	$58,093

Income per common share:
Basic	$0.37	$0.74	$1.26	$1.05

Diluted	$0.37	$0.73	$1.25	$1.05

Weighted average common shares outstanding:
Basic	50,163	55,314	51,697	55,120

Diluted	50,368	55,727	51,962	55,516

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended October 31,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$18,055,162	$16,878,697
Cash paid to suppliers and employees	(17,899,666)	(16,533,436)
Interest paid, net	(12,664)	(7,262)
Income taxes paid	(40,002)	(36,205)

Net cash provided by operating activities	102,830	301,794

Cash flows from investing activities:
Acquisition of a business	(68,212)	(21,503)
Proceeds from sale of business	—	7,161
Expenditures for property and equipment	(13,509)	(16,352)
Software and software development costs	(12,838)	(13,475)

Net cash used in investing activities	(94,559)	(44,169)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,412	11,890
Cash paid for purchase of treasury stock	(100,000)	(304)
Capital contribution from joint venture partner	1,000	6,965
Net borrowings (repayments) on revolving credit loans	62,536	(17,400)
Principal payments on long-term debt	(1,278)	(2,354)
Excess tax benefit from stock-based compensation	—	295

Net cash used in financing activities	(36,330)	(908)

Effect of exchange rate changes on cash and cash equivalents	(34,115)	4,135

Net (decrease) increase in cash and cash equivalents	(62,174)	260,852
Cash and cash equivalents at beginning of year	447,340	265,006

Cash and cash equivalents at end of period	$385,166	$525,858

Reconciliation of net income to net cash provided by operating activities:
Net income	$65,036	$58,093

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	13,121
Depreciation and amortization	39,836	39,541
Provision for losses on accounts receivable	14,698	10,355
Stock-based compensation expense	8,775	7,692
Excess tax benefit from stock-based compensation	—	(295)
Minority interest in net loss of joint venture	(2,308)	(1,895)
Changes in operating assets and liabilities:
Accounts receivable	(310,720)	(54,649)
Inventories	(458,122)	(87,875)
Prepaid expenses and other assets	(23,067)	(46,321)
Accounts payable	733,865	332,959
Accrued expenses and other liabilities	34,837	31,068

Total adjustments	37,794	243,701

Net cash provided by operating activities	$102,830	$301,794

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of October 31, 2008 and its results of operations and cash flows for the nine months ended October 31, 2008 and 2007.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that approximately one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2008 and 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2009.

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

Other comprehensive income changed significantly during the three months ended October 31, 2008 as most currencies in which the Company operates weakened during the period compared to the U.S. dollar. Comprehensive income, net of taxes, for the three and nine months ended October 31, 2008 and 2007 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
	(In thousands)
Comprehensive income:
Net income	$18,390	$40,949	$65,036	$58,093
Change in CTA(1)	(283,476)	76,753	(216,814)	156,500

Total	$(265,086)	$117,702	$(151,778)	$214,593

(1)	There were no income tax effects for the three and nine months ended October 31, 2008 or 2007.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the statement of cash flows.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be amortized as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of this FSP are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective restatement of all periods presented. The Company has evaluated this standard and concluded that it will be applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006. The Company has estimated that the impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annualized basis during the period the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of this FSP will have no impact on the Company’s consolidated cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The Company will implement the disclosure provisions of SFAS No. 161 for all derivative activities beginning with the first interim period in the Company’s fiscal year ending January 31, 2010.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supercedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning February 1, 2009 and early adoption is prohibited. The Company will implement the provisions of SFAS No. 141R for any acquisitions made by the Company subsequent to January 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for the Company beginning February 1, 2009. Early adoption is prohibited, but upon adoption SFAS No. 160 requires retrospective presentation and disclosure related to existing minority interests. The Company does not expect the impact of the adoption of SFAS No. 160 to be material.

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

	2008			2007
Three months ended October 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$18,390	50,163	$0.37	$40,949	55,314	$0.74

Effect of dilutive securities:
Equity-based awards	—	205		—	413

Net income per common share-diluted	$18,390	50,368	$0.37	$40,949	55,727	$0.73

	2008			2007
Nine months ended October 31,	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-basic	$65,036	51,697	$1.26	$58,093	55,120	$1.05

Effect of dilutive securities:
Equity-based awards	—	265		—	396

Net income per common share-diluted	$65,036	51,962	$1.25	$58,093	55,516	$1.05

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either October 31, 2008 or 2007 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 5—Revolving Credit Loans and Long-Term Debt).

NOTE 3—ACQUISITION

In May 2008, the Company completed the acquisition of certain assets of Scribona, AB, a publicly-traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands the Company’s presence and leverages the Company’s infrastructure in the Nordic region of Europe. In conjunction with the acquisition, Tech Data paid approximately $78.3 million in cash (based on the foreign currency exchange rates on the date of the payments) for the net value of the acquired assets including inventory and certain other assets and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the entire purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, including $9.4 million of customer lists with estimated useful lives of seven years and $15.4 million of goodwill (using exchange rates on the date of acquisition). The total purchase price has been paid in several installments, of which $68.2 million had been paid through October 31, 2008 with the final installment paid in the fourth quarter of fiscal 2009. In addition, the asset purchase agreement also provides for an additional earn-out payment of up to 1.5 million euros ($1.9 million at October 31, 2008), if certain performance objectives are met. Such payment, if any, will be recorded as an adjustment to the initial purchase price with a corresponding increase in goodwill.

Through October 31, 2008, the Company recognized $7.5 million of integration costs, primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. The Company expects total integration costs to be approximately $9.0 million, all of which are anticipated to be incurred during fiscal 2009.

The operating results from the acquisition of certain assets of Scribona, AB, have been included in the Company’s consolidated results of operations subsequent to the date of acquisition.

NOTE 4—LOSS ON DISPOSAL OF SUBSIDIARIES

During the nine months ended October 31, 2007, the Company executed an agreement for the sale of the Israel operations at an amount approximating local currency net book value. The sale of the entity was completed in the third quarter of fiscal 2008. During the three and nine months ended October 31, 2007, the Company recorded a loss on disposal of this subsidiary of $3.7 million, which includes a $2.7 million impairment on the Company’s investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for costs related to the sale. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. In addition, Israel had operating income of approximately $0.2 million during the nine months ended October 31, 2007.

In March 2007, the Company made the decision to close its operations in the United Arab Emirates (“UAE”). The closure of the UAE was substantially completed by the end of the second quarter of fiscal 2008. During the nine months ended October 31, 2007, the Company recorded a loss on disposal of this subsidiary of $9.4 million ($8.8 million recorded during the first quarter of fiscal 2008), which includes an $8.4 million impairment on the Company’s investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income) and $1.0 million for severance costs and fixed asset write-offs. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiary”, which is a component of operating income. In addition, the UAE incurred operating losses of approximately $2.5 million during the nine months ended October 31, 2007, comprised primarily of inventory write-downs and occupancy-related expenses.

NOTE 5—REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2008	January 31, 2008
	(In thousands)
Receivables Securitization Program, interest rate of 4.56% at October 31, 2008, expiring October 2009	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 3.21% at October 31, 2008, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 6.92% at October 31, 2008, expiring on various dates throughout fiscal 2009	68,303	18,315

Total	$68,303	$18,315

The Company has an agreement (the “Receivables Securitization Program”), amended in October 2008, with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which expires in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $592.9 million and $510.5 million at October 31, 2008 and January 31, 2008, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities to support its worldwide operations. These additional lines of credit and overdraft facilities total approximately $540.0 million, of which $68.3 million was outstanding at October 31, 2008. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities is approximately $1.1 billion. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings, as defined in the credit agreements, before interest, taxes, depreciation and amortization) ratio and a tangible net worth requirement. At October 31, 2008, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $785.3 million.

At October 31, 2008, the Company had issued standby letters of credit of $31.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above mentioned facilities by the same amount.

Long-Term Debt

	October 31, 2008	January 31, 2008
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	11,910	14,882

	361,910	364,882
Less—current maturities	(957)	(1,243)

Total	$360,953	$363,639

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year, beginning on June 15, 2007. In addition, beginning with the period commencing on December 20, 2011, and ending on June 15, 2012, and for each nine-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain defined corporate transactions. Holders have the right to convert the debentures into cash and shares at a conversion rate equal to 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of its subsidiaries.

NOTE 6 — INCOME TAXES

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

As a result of the Company’s quarterly deferred tax asset evaluation during the third quarter of fiscal 2009, the Company determined that a valuation allowance was necessary against deferred tax assets related to a specific jurisdiction in Europe and a non-cash charge of $2.5 million was recorded to increase the valuation allowance on deferred tax assets.

To the extent the Company generates consistent taxable income in the future within any of the operating jurisdictions that currently require a valuation allowance, the Company may reduce the respective valuation allowance, thereby reducing the income tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring a valuation allowance, subject to applicable tax laws and regulations.

As of October 31, 2008, the Company had unrecognized gross tax benefits of $6.3 million, compared to $18.7 million at January 31, 2008, or a decrease of $12.4 million. The decrease in unrecognized tax benefits during the first nine months of fiscal 2009 is primarily the result of the reversal of $8.2 million of unrecognized gross tax benefits primarily due to statute expirations and resolution of income tax examinations, which affected the income tax rate, and the reversal of $4.2 million of unrecognized gross tax benefits applied to intangible assets and other liabilities, which had no impact on the Company’s effective tax rate. Substantially all of the gross unrecognized tax benefits at October 31, 2008, if recognized, will impact the Company’s effective tax rate in the period of recognition.

The Company conducts business globally and, as a result, its subsidiaries file income tax returns in U.S. federal, various state and local jurisdictions and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2006. Income tax returns of various foreign jurisdictions for fiscal 2003 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 7—STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the nine months ended October 31, 2008 and 2007, the Company recorded $8.8 million and $7.7 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At October 31, 2008, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of a maximum of 9.5 million shares, including approximately 3.3 million shares available for future grants. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s restricted stock activity for the nine months ended October 31, 2008 is as follows:

Outstanding at January 31, 2008	576,027
Granted	300,590
Vested	(90,641)
Canceled	(146,511)

Outstanding at April 30, 2008	639,465
Granted	36,210
Vested	(14,916)
Canceled	(21,486)

Outstanding at July 31, 2008	639,273
Granted	7,278
Vested	(5,941)
Canceled	(10,226)

Outstanding at October 31, 2008	630,384

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the nine months ended October 31, 2008 is as follows:

Outstanding at January 31, 2008	5,963,599
Exercised	(11,594)
Canceled	(476,556)

Outstanding at April 30, 2008	5,475,449
Exercised	(28,875)
Canceled	(97,135)

Outstanding at July 31, 2008	5,349,439
Exercised	(7,935)
Canceled	(48,229)

Outstanding at October 31, 2008	5,293,275

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 8—SHAREHOLDERS’ EQUITY

In June 2008, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. As of October 31, 2008, the Company’s share repurchase program authorized in June 2008 is complete. During the second and third quarters of fiscal 2009, the Company repurchased 2,912,517 shares at an average of $34.33 per share, for a total cost, including expenses, of $100.0 million.

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

During the first four years of the lease term, the Company may, at its option, purchase any combination of the seven properties, at an amount equal to each of the property’s cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $107.4 million (the “residual value”). The Company has also provided a residual value guarantee related to the Synthetic Lease, which has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease is approximately $34.1 million at October 31, 2008. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 5—Revolving Credit Loans and Long-Term Debt. As of October 31, 2008, the Company was in compliance with all such covenants.

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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,760,985	$2,873,209	$8,261,560	$8,270,009
Europe	3,375,127	3,050,605	10,106,387	8,669,190

Total	$6,136,112	$5,923,814	$18,367,947	$16,939,199

Operating income:(1)
Americas	$38,799	$44,262	$118,998	$127,991
Europe	23,375	17,767	33,388	(4,379)
Stock-based compensation expense recognized under SFAS No. 123R	(3,081)	(2,526)	(8,775)	(7,692)

Total	$59,093	$59,503	$143,611	$115,920

Depreciation and amortization:
Americas	$4,115	$4,675	$13,645	$13,299
Europe	7,955	8,955	26,191	26,242

Total	$12,070	$13,630	$39,836	$39,541

Capital expenditures:
Americas	$3,566	$8,297	$11,903	$18,803
Europe	4,760	5,192	14,444	11,024

Total	$8,326	$13,489	$26,347	$29,827

Identifiable assets:
Americas	$1,876,188	$2,101,804	$1,876,188	$2,101,804
Europe	3,534,407	3,404,090	3,534,407	3,404,090

Total	$5,410,595	$5,505,894	$5,410,595	$5,505,894

Goodwill (2)
Americas	$2,966	$2,966	$2,966	$2,966
Europe	12,032	—	12,032	—

Total	$14,998	$2,966	$14,998	$2,966

(1)	For the three and nine months ended October 31, 2008, the amounts shown above include $0.5 million and $7.5 million, respectively, of consulting and integration costs related to the acquisition of certain assets of Scribona, AB (see Note 3 – Acquisition).

For the nine months ended October 31, 2007, the amounts shown above include the following:

-	$9.4 million of costs related to the exit of the Company’s UAE operations included in Loss on Disposal of Subsidiaries. The Company’s UAE operations had operating income of $1.6 million and operating losses of $0.9 million, respectively, for the three and nine months ended October 31, 2007 (see also Note 4 – Loss on Disposal of Subsidiaries).

-	$3.7 million of costs related to the sale of the Company’s Israel operations included in Loss on Disposal of Subsidiaries. The Company’s Israel operations had operating losses and $0.4 million and $0.1 million, respectively, for the three and nine months ended October 31, 2007 (see also Note 4 – Loss on Disposal of Subsidiaries).

-	$16.9 million of restructuring charges related to the closure of the Moers logistics center and $(0.8) million resulting from changes in estimates related to the European restructuring program completed in October 2006

(2)	Europe’s goodwill balance at October 31, 2008 is associated with the purchase of certain assets of Scribona, AB in May 2008 (see also Note 3 – Acquisition).

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

The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss (gain)” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet. The change in the fair value of the Company’s foreign exchange forward contracts for the three and nine months ended October 31, 2008 was a gain of $1.9 million and $6.0 million, respectively, which is offset by the change in the fair value of the underlying hedged assets or liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

The $350.0 million of convertible senior debentures are carried at cost. The estimated fair value of these convertible senior debentures was approximately $227.5 million at October 31, 2008, based upon quoted market information (level 1 criteria).

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

Factors that could cause actual results to differ materially include the following:

•	global economic downturn

•	competition

•	narrow profit margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of increases in freight and handling fee charges to customers

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	changes in income tax and other regulatory legislation

•	changes in accounting rules

•	volatility of common stock price

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

Our strategy is to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our suppliers and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our suppliers, including those terms related to rebates, product returns and other incentives and price protection. We expect these competitive pricing pressures to continue in the foreseeable future and may be heightened in the relative near term given the challenging economic environment that currently exists in most of the markets in which we operate. We constantly evaluate our pricing policies and terms and conditions offered to our customers in response to changes in our vendors’ terms and conditions and the general market environment. We remain focused on not only disciplined pricing and purchasing practices, but also on realigning our customer and vendor portfolio to help drive long-term profitability throughout all of our operations. We continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital. As we evaluate our pricing, credit management and purchasing policies and make future changes, if any, within our customer or vendor portfolio, we may experience moderated sales growth or sales declines. In addition, increased competition and changes in general economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or improve gross margin from its current level. In addition, given the current economic environment and the worldwide credit constraints, we may experience a higher level of customer defaults than we have seen in recent years.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and available cash for our working capital needs. We believe our balance sheet at October 31, 2008 was one of the strongest in the industry, with a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 20%.

Throughout the first nine months of fiscal 2009, we believe we have made measurable progress towards improving our profitability in our European operations. However, our international business was challenged during our third quarter as a result of the weakness in the global economy and the rapid devaluation of most foreign currencies against the U.S. dollar, particularly in the month of October. We incurred a foreign currency exchange loss of approximately $23.5 million during our third fiscal quarter, with approximately 73% of this loss occurring in the European region. The primary factor contributing to the foreign currency exchange loss was the use of certain portions of inventory as a hedge against foreign currency exposure in accounts payable. In such situations, we would normally expect our product selling prices to customers to fluctuate with changes in the foreign currency exchange rates when such product is purchased in a currency other than the currency in which the inventory is sold. We were able to recover a portion of this foreign currency exchange loss through increased gross margin and we expect to recover additional amounts in future periods as the remaining inventory at October 31, 2008 is sold. However, to the extent that foreign currencies remain volatile and the market conditions remain competitive, there can be no assurance as to the amount of additional gross margin we will be able to realize in future periods. Considering the various challenges faced during the quarter, we were pleased with our achievement of year-over-year third fiscal quarter sales growth in Europe (on a euro basis) when several recent indicators have pointed to flat or decreased IT spending in the region. We continue to make investments in the region to leverage our pan-European infrastructure and to diversify our product portfolio. In the Americas, we continued to experience heightened competitive pricing conditions and felt pressure from economic softness in the region. Within our Canadian and Latin American operations, we also experienced foreign currency volatility against the U.S. dollar, although the impact on the overall Americas business was not as significant as the European region. As a result, our third fiscal quarter net sales growth and operating margins in the Americas fell short of prior year levels achieved in the region. While the Americas results may not be at the level of recent years, considering the economic environment, we believe the region continues to provide solid profitability and returns on invested capital. We continue to make strategic investments in the Americas, through the enhancement of our customer-facing tools and general IT infrastructure related to logistics, finance and other functions in the region.

Our strategy of focusing on execution, diversification and innovation is intended to improve our financial results. However, there continues to be uncertainty surrounding the economic environment and its impact on IT spending. This economic uncertainty coupled with a very competitive pricing environment, especially in the Americas, may hinder our ability to improve our operating margins. As a result, we are constantly monitoring the factors that we can control, including our management of costs, working capital and capital spending and we will continue to work to manage our net sales, profitability and market share. We will also continue to make targeted strategic investments across our operations in IT enhancements and new business opportunities.

In May 2008, we completed the acquisition of certain assets of Scribona, AB, a publicly–traded IT distributor in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands the Company’s presence in the Nordics. In connection with the acquisition, we paid approximately $78.3 million in cash for the net value of the acquired assets including inventory and certain other assets and the assumption of certain liabilities. The total purchase price has been paid in several installments, of which $68.2 million had been paid through October 31, 2008 with the final installment paid in the fourth quarter of fiscal 2009. The asset purchase agreement also provides for an additional earn-out payment of up to up to 1.5 million euros ($1.9 million at October 31, 2008) , if certain performance objectives are met.

Through October 31, 2008, we have recognized approximately $7.5 million of integration costs, primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. We expect total integration costs to be approximately $9.0 million, all of which are anticipated to be incurred during fiscal 2009. While this acquisition is not anticipated to have a material impact on our fiscal 2009 results of operations, we believe the acquisition is an important step in our strategy to drive growth and leverage our infrastructure in the European region.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, derivative financial instruments and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2008 and 2007:

	Three months ended October 31, 2008		Three months ended October 31, 2007
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,760,985	45.0%	$2,873,209	48.5%
Europe	3,375,127	55.0%	3,050,605	51.5%

Worldwide	$6,136,112	100.0%	$5,923,814	100.0%

	Nine months ended October 31, 2008		Nine months ended October 31, 2007
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$8,261,560	45.0%	$8,270,009	48.8%
Europe	10,106,387	55.0%	8,669,190	51.2%

Worldwide	$18,367,947	100.0%	$16,939,199	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Year-over-year increase (decrease) in net sales (%):
Americas	(3.9)%	10.3%	(0.1)%	11.1%
Europe (US$)	10.6%	7.9%	16.6%	10.1%

	Three months ended October 31,		Three months ended October 31,
	2008	2007	2008	2007
Europe (euro)	9.7%	(1.7)%	5.7%	1.2%
Worldwide	3.6%	9.1%	8.4%	10.6%

	Three months ended October 31, 2008		Three months ended October 31, 2007
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$38,799	1.41%	$44,262	1.54%
Europe	23,375	0.69%	17,767	0.58%
Stock-based compensation expense recognized under SFAS No. 123R	(3,081)	(0.05)%	(2,526)	(0.04)%

Worldwide	$59,093	0.96%	$59,503	1.01%

	Nine months ended October 31, 2008		Nine months ended October 31, 2007
	$	% of net sales	$	% of net sales
Operating income (loss) ($ in thousands):
Americas	$118,998	1.44%	$127,991	1.55%
Europe	33,388	0.33%	(4,379)	(0.05)%
Stock-based compensation expense recognized under SFAS No. 123R	(8,775)	(0.05)%	(7,692)	(0.05)%

Worldwide	$143,611	0.78%	$115,920	0.68%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 30% of our net sales in both the third quarter and first nine months of fiscal 2009 and 29% and 28% of our net sales in the third quarter and first nine months of fiscal 2008, respectively.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2008 and 2007, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.14	95.21	95.15	95.20

Gross profit	4.86	4.79	4.85	4.80

Operating expenses:
Selling, general and administrative expenses	3.90	3.78	4.07	3.94
Loss on disposal of subsidiaries	—	—	—	.08
Restructuring charges	—	—	—	.10

	3.90	3.78	4.07	4.12

Operating income	.96	1.01	.78	.68

Other expense (income):
Interest expense	.14	.09	.12	.12
Discount on sale of accounts receivable	.01	.03	.01	.03
Interest income	(.04)	(.07)	(.04)	(.06)
Net foreign currency exchange loss (gain)	.38	(.04)	.14	(.03)

	.49	.01	.23	.06

Income before income taxes and minority interest	.47	1.00	.55	.62

	Three months ended October 31,		Nine months ended October 31,
	2008	2007	2008	2007
Provision for income taxes	.17	.32	.21	.29

Income before minority interest	.30	.68	.34	.33
Minority interest in net loss of joint venture	—	.01	.01	.01

Net income	.30%	.69%	.35%	.34%

Three and nine months ended October 31, 2008 and 2007

Net Sales

Our consolidated net sales were $6.1 billion in the third quarter of fiscal 2009, an increase of 3.6% when compared to the third quarter of fiscal 2008. On a regional basis, during the third quarter of fiscal 2009, net sales in the Americas decreased by 3.9%, when compared to the third quarter of fiscal 2008 and increased by 10.6% in Europe (an increase of 9.7% on a euro basis). On a year-to-date basis, net sales were $18.4 billion during the first nine months of fiscal 2009, an increase of 8.4% compared to the first nine months of fiscal 2008. Regionally, net sales in the Americas were relatively stable and Europe increased 16.6% (increase of 5.7% on a euro basis) during the first nine months of fiscal 2009 as compared to the same period of the prior year.

Our sales growth on a euro basis in Europe during both the third quarter and first nine months of fiscal 2009 is primarily the result of the May 2008 acquisition of Scribona AB, our German operations and certain other countries in the region, partially offset by softening in the economic environment and lower IT demand within several countries in which we operate. Our net sales results in the Americas during the third quarter and first nine months of fiscal 2009 are primarily the result of softer demand throughout the region and heightened competitive pricing conditions, especially surrounding larger volume orders.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased slightly to 4.86% during the third quarter of fiscal 2009 from 4.79% in the third quarter of fiscal 2008. On a year-to-date basis, gross margin was 4.85%, an increase of .05% of net sales, or 5 basis points, compared to the first nine months of fiscal 2008. Our disciplined inventory and sales management practices and the pricing adjustments resulting from foreign currency exchange rate fluctuations in the third quarter of fiscal 2009 (as previously discussed) were the primary contributing factors in sustaining our relatively stable gross margin, partially offset by competitive market conditions, particularly in the Americas.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 3.90% in the third quarter of fiscal 2009, compared to 3.78% in the third quarter of fiscal 2008. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.07% compared to 3.94% in the comparable period of the prior year. The increase in SG&A as a percentage of sales for both the third quarter and first nine months of fiscal 2009 is primarily the result of our investments to support our sales growth in Europe, as well as our acquisition of certain assets from Nordic-based Scribona, AB and the related consulting and integration costs of $0.5 million and $7.5 million in the third quarter and first nine months of fiscal 2009, respectively.

In absolute dollars, worldwide SG&A increased by $14.6 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and increased by $80.0 million in the first nine months of fiscal 2009 compared to the same period of the prior year. The increase in worldwide SG&A in the third quarter compared to the same period of the prior year is primarily attributable to the factors discussed above. The increase in worldwide SG&A in the first nine months of fiscal 2009 compared to the same period of the prior year is primarily attributable to the stronger euro versus the U.S. dollar (on average throughout the entire period) and the factors discussed above.

Loss on Disposal of Subsidiary

We incurred losses on the disposal of subsidiaries of $13.1 million during the first nine months of fiscal 2008 for charges related to both the closure of our UAE operations and the sale of our Israel operations. The $13.1 million loss includes $9.4 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the sale of our Israel operations. The loss related to the closure of our UAE operations includes an $8.4 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. The $3.7 million loss related to the sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs.

Restructuring Charges

Restructuring charges during the first nine months of fiscal 2008 consisted of the following:

•

During the quarter ended July 31, 2007, we exited our German logistics facility and recorded $16.9 million in restructuring charges related to the closure, comprised of $8.3 million of workforce reductions and $8.6 million for facility costs and other fixed asset write-offs.

•

In May 2005, we announced a formal restructuring program to better align the European operating cost structure with the business environment at the time. As of October 31, 2006, the initiatives related to the European restructuring program had been substantially completed. During the first nine months of fiscal 2008, we recorded a $0.8 million credit related to changes in estimates of previously recorded restructuring accruals.

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income

Interest expense increased 49.8% to $8.3 million in the third quarter of fiscal 2009 compared to $5.6 million in the third quarter of the prior year. On a year-to-date basis, interest expense increased 14.4% to $22.6 million in the first nine months of fiscal 2009 from $19.7 million in the prior year. The increase in interest expense during both the third quarter and first nine months of fiscal 2009 is primarily due to an increase in the average outstanding debt balances, partially offset by a decrease in interest rates on revolving credit loans in certain jurisdictions.

The discount related to accounts receivable sold on a non-recourse basis was $0.6 million during the third quarter of fiscal 2009 compared to $1.6 million in the third quarter of fiscal 2008. On a year-to-date basis, the discount on the sale of accounts receivable was $1.7 million in the first nine months of fiscal 2009 compared to $5.0 million in the first nine months of fiscal 2008. The decrease in the discount on sale of accounts receivable is primarily related to a decrease in the average balance of accounts receivable sold during both the third quarter and first nine months of fiscal 2009 compared to the same periods of the prior fiscal year.

Interest income decreased 48.4% to $2.3 million in the third quarter of fiscal 2009 from $4.4 million in the third quarter of the prior year. On a year-to-date basis, interest income decreased 25.8% to $7.5 million in the first nine months of fiscal 2009 compared to $10.1 million in the same period of the prior year. The decrease in interest income during the third quarter and first nine months of fiscal 2009 is primarily attributable to a decrease in the average cash balances invested during both the third quarter and first nine months of fiscal 2009 compared to the same periods of the prior year.

Foreign Currency Exchange Loss (Gain)

As discussed previously, we realized a net foreign currency exchange loss of $23.5 million during the third quarter of fiscal 2009, with approximately 73% of this loss occurring in the European region, compared to a net foreign currency exchange gain of $2.4 million during the third quarter of fiscal 2008. For the first nine months of fiscal 2009, we realized a net foreign currency exchange loss of $25.5 million, with approximately 70% of this loss occurring in the European region, compared to a $4.2 million foreign currency exchange gain in the same period of the prior year.

As a result of subsidiaries outside of the U.S. purchasing certain inventory in currencies other than the currency in which the inventory is sold, we recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, the euro and the U.S. dollar versus other currencies. It is our policy to minimize foreign currency exchange gains and losses through an effective hedging program. Under this program, we will typically enter into forward contracts to hedge a portion of our net monetary exposure. In certain cases where we expect our product selling prices to fluctuate with changes in fluctuations in foreign currency exchange rates, we consider the value of such inventory on hand as a hedge against the related foreign currency denominated accounts payable. Under this strategy, to the extent we incur a foreign currency exchange loss/(gain) on the underlying accounts payable denominated in the foreign currency as a result of fluctuations in foreign currency exchange rates, we would typically expect to see a corresponding increase/(decrease) in selling prices upon the sale of the respective inventory.

The $23.5 million net foreign currency exchange loss in the third quarter of fiscal 2009 can be primarily attributed to losses incurred by subsidiaries outside the U.S. on accounts payable relating to inventory purchased in currencies other than the currency in which the inventory is sold and where we typically expect our selling prices for such inventory to increase during periods when our subsidiaries’ selling currencies weaken in comparison to the U.S. dollar. However, as a result of the daily currency volatility, highly competitive market conditions and our decision to honor prices on backordered product and certain customer contracts, we did not see the full amount of the expected increase of our gross margin during the third quarter of fiscal 2009. In addition, under normal market conditions, we would also expect to recover additional amounts of this loss through higher selling prices in future periods as the inventory on hand at October 31, 2008 is sold. However, to the extent we continue to experience volatile foreign currency exchange rates and highly competitive market conditions and, in certain competitive situations, honor prices on backordered product and certain customer contracts, there can be no assurance that we will be able to realize these higher gross margins in our fourth fiscal quarter or thereafter. We have modified certain of our pricing and hedging practices to reduce our risk of similar foreign currency exchange losses being incurred without corresponding increases in our selling prices and related gross margins. We will continue to use inventory as a hedge to offset related foreign currency exposure in accounts payable where we believe there is product selling price elasticity related to changes in underlying foreign currency exchange rates. Our hedging policy continues to prohibit speculative foreign currency exchange transactions.

Minority Interest in Net Loss of Joint Venture

Minority interest in net loss of joint venture for the third quarter and first nine months of fiscal 2009 was $0.2 million and $2.3 million, respectively, compared to $0.9 million and $1.9 million, respectively, for the same periods of the prior year. The minority interest represents Brightstar Corporation’s share of the joint venture losses as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been significant.

Provision for Income Taxes

Our effective tax rate was 37.3% in the third quarter of fiscal 2009 and 32.3% in the third quarter of fiscal 2008. The increase in our effective tax rate for the third quarter of fiscal 2009 is primarily the result of losses within the taxing jurisdictions where we are not able to record an income tax benefit and the recording of a $2.5 million valuation allowance related to the deferred tax asset on a particular jurisdiction in Europe, partially offset by the positive impact resulting from the reversal of $5.2 million of income tax reserves due to resolution of income tax examinations. Our effective tax rate was 38.1% in the first nine months of fiscal 2009 compared to 46.7% for the same period in the prior fiscal year. The decrease in our effective tax rate is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate around the world and the reversal of $8.2 million of income tax reserves primarily due to statute expirations and resolution of income tax examinations, partially offset by the $2.5 million increase in our valuation allowance on deferred tax assets discussed above.

On an absolute dollar basis, the provision for income taxes decreased 43.6% to $10.8 million in the third quarter of fiscal 2009 compared to $19.2 million in the same period of fiscal 2008 and decreased 21.8% to $38.6 million for the first nine months of fiscal 2009 compared to $49.3 million in the first nine months of fiscal 2008. The absolute dollar decrease in both periods is primarily the result of lower taxable income, especially in the Americas.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2008 and 2007:

	Nine months ended October 31,
	2008	2007
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$102,830	$301,794
Investing activities	(94,559)	(44,169)
Financing activities	(36,330)	(908)
Effect of exchange rate changes on cash and cash equivalents	(34,115)	4,135

Net (decrease) increase in cash and cash equivalents	$(62,174)	$260,852

Net cash provided by operating activities was $102.8 million for the first nine months of fiscal 2009 compared to $301.8 million for the same period of the prior year. The decrease in cash provided by operating activities during the first nine months of fiscal 2009 compared to the same period of the prior year is primarily due to the timing of both cash receipts from our customers and payments to our vendors. The reduction in cash flow from operating activities can largely be attributed to improved growth (and corresponding working capital requirements) within our European operations during the second and third quarters of fiscal 2009 compared to the same periods of fiscal 2008, working capital requirements associated with our Scribona AB acquisition in the second quarter of fiscal 2009, partially offset by a decrease in our “net cash days” on a year-over-year basis, as further discussed below.

We manage working capital by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days were 27 days at the end of the third quarter of fiscal 2009 compared to 30 days at the end of the third quarter of fiscal 2008. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 39% at the end of the third quarter of fiscal 2009, meaning our accounts payable balances exceeded our inventory balances by 39%. This compares to negative owned inventory of 42% at the end of the third quarter of fiscal 2008.

The following table presents the components of our cash conversion cycle, in days, as of October 31, 2008 and 2007:

	As of October 31,
	2008	2007
Days of sales outstanding	39	42
Days of supply in inventory	31	28
Days of purchases outstanding	(43)	(40)

Cash conversion cycle (days)	27	30

Net cash used in investing activities of $94.6 million during the first nine months of fiscal 2009 was the result of $68.2 million of cash payments made related to the acquisition of certain assets of Scribona, AB in the second quarter of fiscal 2009 and $26.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2009 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $36.3 million during the first nine months of fiscal 2009 reflects $100.0 million of cash used in the repurchase of 2,912,517 shares of our common stock, offset by $61.3 million of net borrowings made on our revolving credit lines and long-term debt, $1.4 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan and $1.0 million of capital contributions from our partner in the European joint venture discussed above.

As of October 31, 2008, we maintained a Receivables Securitization Program with a syndicate of banks, expiring in October 2009, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to $300.0 million. We pay interest (rate of 4.56% at October 31, 2008) on our committed Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, which expires in March 2012. We pay interest (rate of 3.21% at October 31, 2008) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to these credit facilities, we maintained uncommitted lines of credit and overdraft facilities totaling approximately $540.0 million at October 31, 2008 (average interest rate on the borrowing was 6.92% at October 31, 2008).

The total capacity of the aforementioned credit facilities was approximately $1.1 billion, of which $68.3 million was outstanding at October 31, 2008. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (earnings, as defined in the credit agreements, before interest, taxes, depreciation and amortization) ratio, and a tangible net worth requirement. At October 31, 2008, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of October 31, 2008, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $785.3 million.

At October 31, 2008, we had issued standby letters of credit of $31.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above mentioned facilities by the same amount.

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

In June 2008, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the second and third quarters of fiscal 2009, we repurchased 2,912,517 shares at an average of $34.33 per share, for a total cost, including expenses, of $100.0 million. As of October 31, 2008, our share repurchase program authorized in June 2008 is complete. For our share repurchase program, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 20% at October 31, 2008. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. We will continue to need additional financing, including debt financing. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions.

See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 5 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. During the second quarter of fiscal 2009, we renewed our existing Synthetic Lease with a new lease agreement which expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $34.1 million at October 31, 2008. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of October 31, 2008, we were in compliance with all such covenants.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Repurchases of inventory by the Company under these arrangements have been insignificant to date. In addition, we provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company. As of October 31, 2008 and January 31, 2008, the aggregate amount of guarantees under these arrangements totaled approximately $21.5 million and $19.4 million, respectively, of which approximately $11.9 million and $14.7 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to both of the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. While no material changes have occurred in our market risks since January 31, 2008, the volatility and rapid devaluation of foreign currency exchange rates against the U.S. dollar during the quarter ended October 31, 2008, resulted in heightened visibility surrounding our practice of considering certain portions of inventory as a hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payables denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining our net exposure to be hedged using traditional forward contracts. Under this strategy, we would expect to increase or decrease our selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent we incur a foreign currency exchange loss/(gain) on the underlying accounts payable denominated in the foreign currency, we would expect to see a corresponding increase/(decrease) in gross profit as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, whereas the corresponding increase/(decrease) in gross profit is not realized until the related inventory is sold. In those circumstances where we believe there is a correlation between selling prices and changes in foreign currency exchange rates, we will continue to net such inventory purchased in currencies other than the functional currency of the subsidiary against the related foreign currency denominated accounts payable in determining our exposures. It continues to be our policy to utilize financial instruments to reduce risks where netting cannot be effectively employed. Additionally, we do not enter into derivative instruments for speculative or trading purposes.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2009.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008.

During the second quarter of fiscal 2009, the Company added the following risk factor to the risk factors referred to above in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008:

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

During the third quarter of fiscal 2009, the Company added the following risk factor referred to above in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008:

Global Economic Downturn

The current global economic downturn creates several risks to our financial results. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. In addition, we may experience the possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuation in currency exchange rates, extreme fluctuations occurring within a single day have resulted in losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. Additional discussion of these risks is included in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In June 2008, our Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The share repurchases to date were made on the open market, through block trades or otherwise. As of October 31, 2008, the Company’s share repurchase program authorized in June 2008, is complete. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. In conjunction with the $100.0 million share repurchase program, the Company executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day was determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended October 31, 2008:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 – August 31, 2008	344,310	$34.32	344,310
September 1 – September 30, 2008	148,062	$34.00	148,062
October 1 – October 31, 2008	—	—	—

Total	492,372	$34.22	492,372	$—

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

10-BBd	Amendment Number 13 to Transfer and Administration Agreement dated as of October 22, 2008

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date
/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	December 2, 2008
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 2, 2008
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	December 2, 2008
Joseph B. Trepani