Form 10-K
period 2009-01-31
TECH DATA CORP
filed 2009-03-26
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Securities registered pursuant to Section 12 (g) of the Act: None

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

Aggregate market value of the voting stock held by non-affiliates was $1,687,828,232 based on the reported last sale price of common stock on July 31, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009
Common stock, par value $.0015 per share	50,105,163

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 10, 2009, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), ranked 105th on the FORTUNE 500(R), is a leading distributor of information technology (“IT”) products, logistics management and other value-added services worldwide. We serve more than 125,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers in more than 100 countries throughout North America, Latin America and Europe. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and Latin America) and Europe. For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.”

We offer a variety of products from manufacturers and publishers such as Acer, Adobe, American Power, Apple, Asus Computer, Autodesk, Canon, Cisco Systems, Epson, Fujitsu-Siemens, Hewlett-Packard, IBM, Intel, Lexmark, Lenovo, Logitech, McAfee, Microsoft, Nortel Networks, Samsung, Sony, Symantec, Toshiba, Western Digital and Xerox. Products are generally shipped from regionally located logistics centers the same day the orders are received.

Customers are provided with a high level of customer service through the Company’s technical support, electronic commerce tools (including on-line order entry and electronic data interchange (“EDI”) services), product integration services, customized shipping documents and flexible financing programs. While we strive to provide our customers with a full array of services, revenues generated from the direct sale of services contributed less than 10% to Tech Data’s overall net sales.

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

In fiscal 1999, we substantially enhanced our European presence with the acquisition of 83% of the voting common stock of Europe’s leading technology products distributor, Computer 2000 AG (“Computer 2000”). In 2003, the remaining minority interests of Computer 2000 were acquired.

From fiscal 2000 through fiscal 2007, we made several acquisitions to leverage our infrastructure in certain geographies and to strengthen our position in certain technology and customer segments, including the networking and small- and medium-business markets, respectively. In fiscal 2007, in order to provide greater focus and resources on core growth opportunities, we sold our European training business (the “Training Business”) to a third-party.

In fiscal 2008, we executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers. The joint venture distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. Each of the joint venture partners has a 50% ownership in the entity. In addition, in order to further enhance our long-term profitability and return on capital employed in Europe, during fiscal 2008, we ceased our operations in the United Arab Emirates, sold our operations in Israel and acquired certain assets and the customer base of Actebis Switerzland AG.

In fiscal 2009, we acquired certain assets of Scribona, AB, a publicly-traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands our presence and leverages our infrastructure in the Nordic region of Europe.

Our strategy focused on execution, diversification and innovation will continue to drive our financial results. However, the decline in the current macroeconomic environment and related softening demand in IT spending within the markets in which we conduct business may hinder our ability to improve our operating margins, both in Europe and the Americas. As a result, we are rigorously managing the factors that we can control, including our management of costs, working capital and capital spending and we will continue to manage our net sales, profitability and market share. We will also continue to make targeted investments across our worldwide operations in IT enhancements, sales programs and new business units.

Industry

The wholesale distribution model has proven to be well suited for both manufacturers and publishers of IT products (also referred to throughout this document as “vendors”) and resellers of those products. The large number of resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse customer base.

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

Through collaborative supply chain management initiatives, we continue to advance the efficiency of our distribution model. By leveraging our infrastructure and logistics expertise, vendors benefit from a cost-effective alternative to selling directly to resellers. Our ability to provide a “virtual warehouse” of products for resellers means they no longer need to hold inventory, which reduces their costs and risks associated with handling products. In addition to enabling reseller access to a comprehensive hardware and software offering, we frequently ship products directly to end-users on behalf of our customers, thereby reducing the resellers’ costs of storing, maintaining, and shipping the products themselves. We facilitate this approach by personalizing shipping labels and packing documents with the resellers’ brand identities (e.g., logos), marketing messages and other specialized content.

In summary, the IT distribution industry continues to address a broad spectrum of reseller and vendor requirements despite certain vendors continuing with direct sales of certain products to end-users and/or resellers. New products and market opportunities have helped to offset the impact of vendor direct sales on IT distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate key markets like the small- and medium-sized business (“SMB”) sector, which rely on VARs—our primary customer base—to gain access to and support for new technology. The economies of scale and global reach of large industry-leading distributors are expected to continue to be significant competitive advantages in this marketplace.

Products and Vendors

We sell more than 125,000 products from the world’s leading peripheral, system and networking manufacturers and software publishers. These products are typically purchased directly from the manufacturer or software publisher on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies.

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

We believe that our vendor agreements are in the form customarily used by manufacturers and distributors. Agreements typically contain provisions that allow termination by either party upon a short notice period. In most instances, a vendor who elects to terminate a distribution agreement will repurchase from the distributor the vendor’s products carried in the distributor’s inventory.

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

While we sell products in various countries throughout the world, and product categories may vary from region to region, during fiscal 2009, sales within our consolidated product categories approximated the following:

Peripherals	40%
Systems	30%
Networking	15%
Software	15%

We generated approximately 29% of our consolidated net sales in fiscal 2009 and 28% of our consolidated net sales in both 2008 and 2007 from products purchased from Hewlett Packard. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2009, 2008 or 2007.

Customers and Services

We purchase products directly from manufacturers and publishers in large quantities for sale to an active reseller base of more than 125,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2009, sales within our consolidated customer channels approximated the following:

VARs	50%
Direct marketers and retailers	30%
Corporate resellers	20%

No single customer accounted for more than 10% percent of our net sales during fiscal 2009, 2008 or 2007.

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

We provide our vendors with one of the largest bases of resellers throughout the Americas and Europe, delivering products to customers from our 24 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also “Item 2—Properties” for further discussion of our locations and logistics centers).

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

Customers often utilize our electronic ordering and information systems. Through our website, most customers can gain remote access to our information systems to place orders, or check order status, stock availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2009, approximately $10.8 billion (45%) of our consolidated net sales originated from orders received electronically, compared to approximately $10.9 billion (47%) of our consolidated net sales in fiscal 2008 and approximately $9.5 billion (44%) in fiscal 2007.

Competition

We operate in a market characterized by intense competition, based upon such factors as product availability, credit availability, price, delivery and various services and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including Ingram Micro Inc., Synnex Corp., and several regional and local distributors. The competitive environment within Europe is highly fragmented, with market share spread among many regional and local competitors such as Actebis and international distributors such as Ingram Micro Inc. and Westcon/Comstor.

We also compete, in some cases, with manufacturers and publishers who sell directly to resellers and end-users. However, we usually are also a business partner to these companies by providing supply chain or other services tailored to the IT market. We believe manufacturers and publishers will continue to sell their products through distributors, such as Tech Data, due to our ability to provide vendors with access to our broad customer base in a highly efficient manner. Our network of logistics centers and our sales and product management expertise worldwide allow our vendors to benefit by lowering their selling and inventory costs.

Employees

On January 31, 2009, we had approximately 8,000 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. We consider relations with our employees to be good.

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

Asset Management

We manage our inventories in an effort to maintain sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances fluctuate as we add new product lines and when appropriate, we make large purchases, including cash purchases from manufacturers and publishers when the terms of such purchases are considered advantageous. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped to reduce the risk of loss of inventory value.

We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. In certain countries, we have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in Europe vary by country, the vast majority of customers are granted credit terms ranging from 30-60 days. We also sell products on a prepay, credit card and cash on delivery basis. In addition, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers.

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

Executive Officers

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 20, 2009:

Name	Age	Title
Robert M. Dutkowsky	54	Chief Executive Officer
Jeffery P. Howells	51	Executive Vice President and Chief Financial Officer
Néstor Cano	45	President, Europe
Kenneth Lamneck	54	President, the Americas
Joseph A. Osbourn	61	Executive Vice President and Chief Information Officer

Name	Age	Title
Charles V. Dannewitz	54	Senior Vice President, Taxes and Treasurer
Joseph B. Trepani	48	Senior Vice President and Corporate Controller
David R. Vetter	49	Senior Vice President, General Counsel and Secretary

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

Kenneth Lamneck, President, the Americas, joined the Company in March 2004. Prior to joining Tech Data, he served in various management positions at Arrow Electronics Distribution Division and most recently served as President of the Arrow Richey Electronics division since 1999. Mr. Lamneck holds a Bachelors Degree in Engineering from the United States Military Academy at West Point and a Masters Degree in Business Administration from the University of Texas at El Paso.

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

Global Economic Downturn

The current global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The current global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Deterioration in the credit markets in Europe has resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuation in currency exchange rates, extreme fluctuations have resulted in our occurrence of losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results.

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

Narrow Margins

As a result of intense price competition in the industry, the Company has narrow gross and operating margins. These narrow margins magnify the impact on operating results attributed to variations in sales and operating costs. Future gross and operating margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures. In addition, failure to attract new sources of business from expansion of products or services or entry into new markets may adversely affect future gross and operating margins.

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

Acquisitions and Dispositions

As part of its growth strategy, the Company pursues the acquisition of companies that either complement or expand its existing business. As a result, the Company regularly evaluates potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and uncertainties, including expansion into new geographic markets and business areas, the requirement to understand local business practices, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the possible requirement to upgrade the acquired companies’ management information systems to the Company’s standards, potential adverse short-term effects on the Company’s operating results and the amortization or impairment of any acquired intangible assets. The Company also regularly evaluates the divestiture of business units that may not meet the Company’s strategic, financial and/or risk tolerance objectives. No assurance can be given that the Company will be able to dispose of business units on favorable terms or on particular timelines.

Exposure to Natural Disasters, War, and Terrorism

The Company’s headquarters facilities and some of its logistics centers, as well as certain vendors and customers, are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for the Company’s services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt the Company’s business should its ability to distribute products be impacted by such an event.

The Company operates in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. The Company’s business could be adversely affected should its ability to distribute products be impacted by such events.

The Company and many of its vendors receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease or epidemic that may disrupt the Company’s ability to receive or deliver products or result in other disruptions in operations.

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

Impact of Policy Changes

The Company may implement or modify policies designed to offset certain costs, such as our policies concerning freight and handling fees to customers. These policies are designed to help offset specific costs that have significantly increased or that can no longer be included in the overall price of the products the Company sells. Given the competitive nature of the markets in which the Company operates, these policies may result in customers seeking alternative sources for their IT products, and therefore, could have an adverse effect on the Company’s business.

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

Vendor Terms and Conditions

The Company relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to changes. Additionally, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

The Company receives a significant percentage of revenues from products it purchases from relatively few manufacturers. A manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. The Company’s gross margins could be negatively impacted if the Company is unable to pass through the impact of these changes to the Company’s customers or cannot develop systems to manage ongoing vendor programs. In addition, the Company’s standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company’s key vendors, a change in their strategy (such as increasing direct sales); the merging of significant manufacturers, or significant changes in terms on their products may adversely effect the Company’s business.

Loss of Significant Customers

Customers do not have an obligation to make purchases from the Company. In some cases, the Company has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs of an important significant customer. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s revenues may be negatively impacted, resulting in an adverse effect on the Company’s business.

Customer Credit Exposure

The Company sells its products to a large customer base of value-added resellers, direct marketers, retailers and corporate resellers. The Company finances a significant portion of such sales through trade credit. As a result, the Company’s business could be adversely affected in the event of a deterioration of the financial condition of its customers, resulting in the customers’ inability to repay the Company. This risk may increase during a general economic downturn affecting a large number of the Company’s customers and in the event the Company’s customers do not adequately manage their business or properly disclose their financial condition.

The Company also offers our customers financing alternatives provided by financing companies, such as leasing and credit lines provided by a finance company. In the event these financing companies no longer offer these programs or significantly change the terms, our customers may move their business to another distributor or reduce their purchases from the Company, which may adversely affect the Company’s business.

Need for Liquidity and Capital Resources; Fluctuations in Interest Rates

The Company’s business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from its vendors, proceeds from public offerings of its common stock and proceeds from debt offerings to satisfy its capital needs and finance growth. The Company utilizes various financing instruments such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business.

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

Changes in Accounting Rules

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is adopted.

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

Our worldwide executive offices are located in Clearwater, Florida. As of January 31, 2009, we operated a total of 24 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 14, and Europe – 10.

As of January 31, 2009, we leased or owned approximately 7.3 million square feet of space worldwide. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.	Legal Proceedings

Prior to fiscal 2004, one of our European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is our opinion, based upon the opinion of outside legal counsel, that we have valid defenses related to a substantial portion of these assessments. Although we are vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments could be material to our operating results for any particular period, depending upon the level of income for such period. We are also subject to various other legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of shareholders during the last quarter of the fiscal year ended January 31, 2009.

PART II

ITEM 5.	Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of February 27, 2009, there were 324 holders of record and we believe that there are approximately 16,500 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2009
Fourth quarter	$22.62	$14.14
Third quarter	36.38	19.13
Second quarter	37.80	32.90
First quarter	35.23	30.91

	High	Low
Fiscal year 2008
Fourth quarter	$39.36	$31.36
Third quarter	41.40	33.01
Second quarter	39.47	34.90
First quarter	38.80	34.86

Stock Performance Chart

The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2004 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100 on February 1, 2004

Among Tech Data Corporation,

NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2004	2005	2006	2007	2008	2009
Tech Data Corporation	100	101	99	90	83	44

NASDAQ Stock Market (U.S.) Index	100	100	113	121	116	58

SIC Code 5045 – Computer and Peripheral Equipment and Software	100	104	108	112	88	60

Equity Compensation and Stock Purchase Plan Information

The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and stock purchase plans as of January 31, 2009 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding share-based incentives	Weighted average exercise price of outstanding share-based incentives(1)	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation (2)	5,067,885	$31.59	3,390,297
Employee stock purchase	—	—	563,620
Non-employee directors’ equity compensation	69,000	34.98	—

Total	5,136,885	31.64	3,953,917
Employee equity compensation plan not approved by shareholders	674,887	39.57	—

Total	5,811,772	32.56	3,953,917

(1)	The calculation of the weighted average exercise price includes restricted stock awards that do not have an exercise price. Excluding the restricted stock awards, the weighted average exercise price of outstanding options and stock appreciation rights would be $36.00 for equity compensation plans approved by security holders, $39.57 for equity compensation plans not approved by shareholders and $36.46 for all equity compensation plans.
(2)	The share-based incentives outstanding include 2,049,748 maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) have an average exercise price of $36.78. Assuming the maximum cap of $20 is reached, the maximum number of shares that would be issued from the exercise of MV Stock-settled SARs would be approximately 722,000 shares. The total of share-based incentives outstanding also includes 56,470 shares outstanding for non-employee directors.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	Selected Financial Data

The following table sets forth certain selected consolidated financial data. In the first quarter of fiscal 2007, management sold the European training business (the “Training Business”). The results of operations of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, for all periods presented below. The balance sheet data has not been reclassified as the net assets of the Training Business are less than 0.5% of the total net assets of the Company at January 31, 2007. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2009	2008	2007	2006	2005
Income statement data: (1)
Net sales	$24,080,484	$23,423,078	$21,440,445	$20,482,851	$19,730,917
Cost of products sold	22,867,488	22,288,670	20,433,674	19,460,332	18,667,184

Gross profit	1,212,996	1,134,408	1,006,771	1,022,519	1,063,733

Operating expenses:
Selling, general and administrative expenses	970,837	915,434	851,097	828,278	832,178
Goodwill impairment (2)	—	—	136,093	—	—
Loss on disposal of subsidiaries (5)	—	14,471	—	—	—
Restructuring charges(3)	—	16,149	23,764	30,946	—

	970,837	946,054	1,010,954	859,224	832,178

Operating income (loss)	242,159	188,354	(4,183)	163,295	231,555

Other expense (income):
Discount on sale of accounts receivable	1,872	7,219	12,509	5,503	—
Interest expense, net	21,465	15,256	28,742	23,996	22,867
Net foreign currency exchange loss (gain)	31,001	(3,994)	(15)	1,816	(2,959)

	54,338	18,481	41,236	31,315	19,908

Income (loss) income from continuing operations before income taxes and minority interest	187,821	169,873	(45,419)	131,980	211,647
Provision for income taxes(4)	66,017	65,163	55,508	109,013	52,025

Income (loss) from continuing operations before minority interest	121,804	104,710	(100,927)	22,967	159,622
Minority interest in net loss of joint venture	1,822	3,559	—	—	—

Income (loss) from continuing operations	123,626	108,269	(100,927)	22,967	159,622
Discontinued operations, net of tax	—	—	3,946	3,619	2,838

Net income (loss)	$123,626	$108,269	$(96,981)	$26,586	$162,460

Income (loss) per common share—basic:
Continuing operations	$2.41	$1.97	$(1.83)	$0.40	$2.74
Discontinued operations	—	—	0.07	0.06	0.05

Net income (loss) per common share—basic	$2.41	$1.97	$(1.76)	$0.46	$2.79

Income (loss) income per common share—diluted:
Continuing operations	$2.40	$1.96	$(1.83)	$0.39	$2.69
Discontinued operations	—	—	0.07	0.06	0.05

Net income (loss) per common share—diluted	$2.40	$1.96	$(1.76)	$0.45	$2.74

	Year ended January 31,
	2009	2008	2007	2006	2005
Weighted average common shares outstanding:
Basic	51,276	54,904	55,129	57,749	58,176

Diluted	51,498	55,287	55,129	58,414	59,193

Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital	$1,891,897	$2,044,418	$1,816,564	$1,392,108	$1,488,617
Total assets	5,023,754	5,220,935	4,703,864	4,404,634	4,557,736
Revolving credit loans	57,906	18,315	77,195	235,088	68,343
Long-term debt	360,785	363,639	363,604	14,378	17,215
Other long-term liabilities	63,639	58,011	46,252	38,598	45,178
Shareholders’ equity	1,719,430	1,920,721	1,702,720	1,760,307	1,927,471

(1)	See Note 6 of Notes to Consolidated Financial Statements for discussion of the acquisition of certain assets of Scribona, AB, a publicly-traded IT distribution company in the Nordic region of Europe in fiscal 2009.
(2)	See Note 5 of Notes to Consolidated Financial Statements for discussion of the goodwill impairment recorded in fiscal 2007.
(3)	See Note 8 of Notes to Consolidated Financial Statements for discussion of restructuring costs incurred in fiscal 2008 and 2007, respectively.
(4)	See Note 11 of Notes to Consolidated Financial Statements for discussion of the net amount of $8.7 million reversal in income tax reserves recorded in fiscal 2009, a $7.5 million decrease in the deferred tax asset valuation allowance recorded in fiscal 2008 and an $8.4 million increase in the deferred tax asset valuation allowance recorded in fiscal 2007.
(5)	See Note 7 of Notes to Consolidated Financial Statements for discussion of the $14.5 million loss on disposal of subsidiaries recorded in fiscal 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2009 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	global economic downturn

•	competition

•	narrow margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of policy changes

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	changes in income tax and other regulatory legislation

•	changes in accounting rules

•	volatility of common stock price

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute microcomputer hardware and software products to value-added resellers, direct marketers, retailers and corporate resellers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (including North America and Latin America) and Europe.

A key tenet of our strategy is our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our vendors and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment.

In addition to focusing on superior execution, we continue to drive diversification and the realignment of our customer and vendor portfolio to help drive long-term profitability throughout all of our operations. For example, our joint venture with Brightstar Corporation, one of the world’s largest wireless distributor and supply chain solutions providers, distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. The joint venture also allows us to sell our core IT products to a new customer base serving the mobility market. In addition, we continue to strengthen our position with the small- and medium-business customer segment in several countries we operate, both organically and through acquisition. As we continue to diversify, we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2009, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 20%.

The current economic environment has presented a number of challenges. The rapid decline in IT demand in several markets has required payroll and other cost reductions to mitigate the impact of the decline in sales and gross profit. In addition, the downturn has resulted in vendor rebate goals being more difficult to achieve in those markets where IT demand has declined. This has put even greater pressure on our gross margin, as we may not be able to completely offset the reduced vendor rebates by increasing our prices to our customers or reducing our costs. Finally, the downturn has resulted in a global tightening of credit. This has recently extended to those institutions insuring us against credit risks in several markets, primarily in Europe. This recent trend could impact the credit lines we offer to our customers. On the other hand, this trend could have a positive effect on our results to the extent that our vendors rely more on distributors with the financial strength of Tech Data to distribute their products. In addition, these constraints could impact the financing available to our customers through financial institutions and as a result, we may experience a higher level of customer defaults than we have seen in recent years. All of these trends are expected to continue throughout fiscal 2010. As we manage through these challenges and evaluate our pricing, credit management and purchasing policies and make adjustments, if any, within our customer or vendor portfolio or our cost structure, we may experience sales declines in many of the markets we operate, negatively impacting our financial results. The extent of the negative impact on our operating results will depend upon the length and severity of the global economic downturn.

In spite of the recent global challenges, throughout fiscal 2009, we made measurable progress towards improving the profitability of our European operations. However, our business was challenged during both our third and fourth quarters as a result of the weakness in the global economy and the rapid devaluation of most foreign currencies against the U.S. dollar, particularly in the month of October. During the third quarter of fiscal 2009, we incurred a foreign currency exchange loss of approximately $23.5 million, with approximately 73% of this loss occurring in the European region. During the fourth quarter of fiscal 2009, the Company continued to experience foreign currency volatility and recorded a $5.5 million foreign currency exchange loss, with approximately 89% of this loss occurring in the European region. The primary factor contributing to the foreign currency exchange loss in both the third and fourth quarters was the use of certain portions of inventory as an economic hedge against foreign currency exposure in accounts payable. In such situations, we normally expect our product selling prices to customers to fluctuate with changes in the foreign currency exchange rates when such product is purchased in a currency other than the currency in which the inventory is sold. We were able to recover a significant portion of this foreign currency exchange loss through increased gross margin in both the third and fourth quarters of fiscal 2009. This is a strong example of our disciplined pricing and inventory management practices in action. However, to the extent that foreign currencies remain volatile and the market conditions remain competitive, we may incur significant foreign currency exchange losses in the future and there can be no assurance as to the amount of additional gross margin we will be able to realize to offset such losses.

Considering the various challenges faced during fiscal 2009, including an uncertain macroeconomic environment, volatile currencies, deteriorating financial markets and an overall decline in demand for technology products and services globally, we were pleased with the Company’s fiscal 2009 financial performance. We achieved year-over-year sales growth in Europe (on a euro basis) when several of our competitors experienced a decline in sales in the region. We believe our improved performance allowed us to improve our market share position during fiscal 2009. We continue to make investments in the region to leverage our pan-European infrastructure and to diversify our product portfolio. In the Americas, we continued to experience heightened competitive pricing conditions and felt pressure from economic softness in the region. Within our Canadian and Latin American operations, we also experienced foreign currency volatility against the U.S. dollar, although the impact on the overall Americas business was not as significant as the European region. As a result, our fiscal 2009 net sales growth and operating margins in the Americas fell short of prior year levels achieved in the region. While the Americas results may not be at the level of recent years, considering the economic environment, we believe the region continues to provide solid profitability and returns on invested capital. In fiscal 2009, we continued to make strategic investments in the Americas, through the enhancement of our customer-facing tools and general IT infrastructure related to logistics, finance and other functions in the region.

In May 2008, we completed the acquisition of certain assets of Scribona, AB, a publicly–traded IT distributor in the Nordic region of Europe, with operations in Sweden, Finland and Norway (“Scribona”). The acquisition expands the Company’s presence in the Nordics. In connection with the acquisition, we paid approximately $78.3 million in cash for the net value of the acquired assets including inventory and certain other assets and the assumption of certain liabilities. The asset purchase agreement also provides for an additional earn-out payment of up to up to 1.5 million euros ($1.9 million at January 31, 2009), if certain performance objectives are met. We believe the acquisition is an important step in our strategy to drive growth and leverage our infrastructure in the European region.

We believe our strategy focused on execution, diversification and innovation will provide further improvements to our financial results. However, the current macroeconomic environment and related softening demand in IT spending within the markets in which we conduct business may hinder our ability to maintain or improve our operating margins, both in Europe and the Americas. As a result, we are constantly monitoring the factors that we can control, including our management of costs, working capital and capital spending and we will continue to work to manage our net sales, profitability and market share. We will also continue to make targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 10% of our net sales; (3) the value and adequacy of collateral received from customers, if any; 4) our historical loss experience and 5) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Vendor Incentives

We receive incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives earned for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to product costs or selling, general and administrative expenses, depending on the nature of the programs.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”) in assessing the performance of our operating segments; therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income, by geographic region, for the fiscal years ended January 31, 2009, 2008 and 2007:

	2009	% of net sales	2008	% of net sales	2007	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$10,609,001	44.1%	$11,003,893	47.0%	$9,965,074	46.5%
Europe	13,471,483	55.9	12,419,185	53.0	11,475,371	53.5

Worldwide	$24,080,484	100.0%	$23,423,078	100.0%	$21,440,445	100.0%

Year-over-year increase (decrease) in net sales (%):
Americas (US$)	(3.6)%		10.4%		5.3%
Europe (US$)	8.5%		8.2%		4.1%
Europe (Euro)	4.0%		(1.4)%		1.5%
Worldwide (US$)	2.8%		9.2%		4.7%

	2009	% of net sales	2008	% of net sales	2007	% of net sales
Operating income (loss) ($ in thousands):
Americas	$157,177	1.48%	$170,685	1.55%	$160,720	1.61%
Europe	96,972	0.72%	27,956	0.23%	(156,930)	(1.37)%
Stock-based compensation expense recognized under SFAS No. 123R	(11,990)	(0.05)%	(10,287)	(0.04)%	(7,973)	(0.04)%

Worldwide	$242,159	1.01%	$188,354	0.80%	$(4,183)	(0.02)%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard generated 29%, 28% and 28% of our net sales in fiscal 2009, 2008 and 2007, respectively. There were no other manufacturers or publishers that accounted for 10% or more of our net sales in the past three years.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for each of the three most recent fiscal years:

	2009	2008	2007
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.96	95.16	95.30

Gross profit	5.04	4.84	4.70

Operating expenses:
Selling, general and administrative expenses	4.03	3.91	3.98
Goodwill impairment	—	—	0.63
Loss on disposal of subsidiaries	—	0.06	—
Restructuring charges	—	0.07	0.11

	4.03	4.04	4.72

Operating income (loss)	1.01	0.80	(0.02)

Other expense (income):
Interest expense	0.13	0.12	0.18
Discount on sale of accounts receivable	0.01	0.03	0.06
Interest income	(0.04)	(0.06)	(0.05)
Net foreign currency exchange loss (gain)	0.13	(0.02)	—

	0.23	0.07	0.19

Income (loss) from continuing operations before income taxes and minority interest	0.78	0.73	(0.21)
Provision for income taxes	0.27	0.28	0.26

Income (loss) from continuing operations before minority interest	0.51	0.45	(0.47)
Minority interest in net loss of joint venture	0.00	0.01	—

Income (loss) from continuing operations	0.51	0.46	(0.47)
Discontinued operations, net of tax	—	—	0.02

Net income (loss)	0.51%	0.46%	(0.45)%

Net Sales

Our consolidated net sales were $24.1 billion in fiscal 2009, an increase of 2.8% when compared to fiscal 2008. On a regional basis, during fiscal 2009, net sales in the Americas declined by 3.6% compared to fiscal 2008 and increased by 8.5% in Europe (an increase of 4.0% on a euro basis). Our fiscal 2009 sales performance in the Americas is the result of softer demand throughout the region, especially during the second semester, and an increase in competitive pricing conditions compared to the prior year. Our sales growth on a euro basis in Europe is primarily the result of the May 2008 acquisition of Scribona, AB, and growth in our German operations offset by lower IT demand within most of the other European countries in which we operate, as well as our continuous efforts to remix our customer portfolio in Europe. We are pleased with our improved performance in Europe in fiscal 2009 and we believe it is a reflection of our improved stability and stronger execution in the majority of our European operations. Declining average selling prices for the majority of the products we sell continued to have a negative impact on our sales results within both the Americas and Europe.

Our consolidated net sales were $23.4 billion in fiscal 2008, an increase of 9.2% when compared to fiscal 2007. On a regional basis, during fiscal 2008, net sales in the Americas increased by 10.4% over fiscal 2007 and increased by 8.2% in Europe (a decrease of

1.4% on a euro basis). Our fiscal 2008 sales performance in the Americas is primarily the result of stronger execution and increased sales and product management resources compared to the same period of the prior year. These actions delivered strong growth across the Americas, most notably in the direct marketer and small- and medium-sized business space. The year-over-year sales decline in euros can largely be attributed to our conscious efforts to remix our customer portfolio across Europe to those markets providing more acceptable operating margins and/or requiring less working capital to serve. These efforts are consistent with our focus on increasing our overall return on capital employed in the European region. Declining average selling prices for the majority of the products we sell continued to have a negative impact on our sales results within both the Americas and Europe.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2009 was 5.04%, a 20 basis point increase from 4.84% in fiscal 2008. The increase in gross margin is primarily attributable to improvements in our inventory, pricing and freight management practices, continued changes in the customer and product mix worldwide and a recovery of foreign currency exchange losses, as further discussed below. These results were partially offset by competitive pricing conditions, particularly in the Americas.

Gross margin during fiscal 2008 was 4.84%, a 14 basis point increase from 4.70% in fiscal 2007. The increase in gross margin is primarily attributable to continued improvements in our inventory and pricing management practices in Europe as well as continued changes in the customer and product mix worldwide, partially offset by the competitive pricing conditions in the Americas.

The competitive environment and declines in current economic conditions within the markets in which we conduct business may hinder our ability to maintain and/or continue to improve gross margin from its current level.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.03% in fiscal 2009, compared to 3.91% in fiscal 2008. The increase in SG&A as a percentage of sales in fiscal 2009 is primarily due to a lower level of net sales on a year-over-year basis in the Americas, our investments to support our sales growth in Europe, as well as our acquisition of certain assets from Nordic-based Scribona, AB and the related consulting and integration costs of $7.6 million in fiscal 2009.

In absolute dollars, worldwide SG&A increased by $55.4 million in fiscal 2009 compared to fiscal 2008. The year-over-year increase in worldwide SG&A is primarily attributable to the stronger euro versus the U.S. dollar and the factors discussed above.

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

Goodwill Impairment

In conjunction with the Company’s policy, the Company’s $14.6 million of goodwill was tested for impairment at January 31, 2009. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing, which reflected the improvement in the Company’s European operations, indicated that the fair value of the Company’s reporting units was greater than the carrying value of the Company’s reporting units, including goodwill. As a result, no goodwill impairment was recorded at January 31, 2009.

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

Loss on Disposal of Subsidiaries

We incurred losses on the disposal of subsidiaries of $14.5 million during fiscal 2008, comprised of $10.8 million of losses related to the closure of our UAE operations and a $3.7 million loss related to the sale of our Israel operations. The loss related to the closure of our UAE operations includes a $9.8 million impairment on our investment in the UAE due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in severance costs and certain asset write-offs related to the exit. The $3.7 million loss related to the sale of our Israel operations includes a $2.7 million impairment on our investment in Israel due to a foreign currency exchange loss (previously recorded in shareholders’ equity as a component of other comprehensive income) and $1.0 million in selling costs (see further discussion in Note 7 of Notes to Consolidated Financial Statements).

Restructuring Charges

No restructuring charges were incurred during fiscal 2009. Restructuring charges were $16.1 million and $23.8 million during fiscal 2008 and 2007, respectively. As further discussed below, these restructuring charges include the charges related to the closure of the German logistics center, announced in the second quarter of fiscal 2008, and charges related to the European restructuring program completed in October 2006.

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

Interest Expense, Discount on Sale of Accounts Receivable, Interest Income

Interest expense increased 7.7% to $31.0 million in fiscal 2009 compared to $28.8 million in the prior year. The increase in interest expense in fiscal 2009 is primarily attributable to an increase in the average outstanding debt balances, partially offset by a decrease in interest rates on revolving credit loans in certain jurisdictions.

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

Discount on the sale of accounts receivable totaled $1.9 million, $7.2 million and $12.5 million, respectively, in fiscal 2009, 2008 and 2007. The decrease in the discount on sale of accounts receivables in fiscal 2009 was due to the decrease in the accounts receivable sold and a decrease in the discount rate related to the sale of the accounts receivable. The decrease in the discount on sale of accounts receivable for fiscal 2008 compared to fiscal 2007 is primarily related to a decrease in the average period outstanding of the accounts receivable sold from fiscal 2007 through fiscal 2008.

Interest income decreased 29.7% to $9.5 million in fiscal 2009 compared to $13.5 million in fiscal 2008. The decrease in interest income during fiscal 2009 is primarily attributable to a decrease in the average cash balances invested and a decrease in interest rates during fiscal 2009 compared to the same period of the prior year. Interest income increased 38.2% to $13.5 million in fiscal 2008 compared to $9.8 million in fiscal 2007. The increase in interest income during fiscal 2008 is primarily attributable to higher average cash balances available for investment and higher interest rates earned on short-term cash investments compared to the prior year.

Foreign Currency Exchange Loss (Gain)

We realized a net foreign currency exchange loss of $31.0 million during fiscal 2009, with approximately 73% of this loss occurring in the European region, compared to a net foreign currency exchange gain of $4.0 million in fiscal 2008 and a foreign currency exchange gain of $0.1 million in fiscal 2007.

As a result of subsidiaries outside of the U.S. purchasing certain inventory in currencies other than the currency in which the inventory is sold, we recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro, and to a lesser extent, the euro and the U.S. dollar versus other currencies. It is our policy to minimize foreign currency exchange gains and losses through an effective hedging program. Under this program, we will typically enter into forward contracts to hedge a portion of our net monetary exposure. In certain cases where we expect our product selling prices to fluctuate with changes in foreign currency exchange rates, we consider the value of such inventory on hand as a hedge against the related foreign currency denominated accounts payable. Under this strategy, to the extent we incur a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency as a result of changes in foreign currency exchange rates, we would typically expect to see a corresponding increase (decrease) in selling prices upon the sale of the respective inventory.

The $31.0 million net foreign currency exchange loss in fiscal 2009 can be primarily attributed to the use of certain portions of inventory as an economic hedge against foreign currency exposure in accounts payable. We were able to recover a significant portion of this foreign currency exchange loss through increased gross margin in the third and fourth quarters of fiscal 2009. However, to the extent that foreign currencies remain volatile and the market conditions remain competitive, we may incur significant foreign currency exchange losses in the future and there can be no assurance as to the amount of additional gross margin we will be able to realize to offset such losses. We will continue to use inventory as an economic hedge to offset related foreign currency exposure in accounts payable where we believe there is product selling price elasticity related to changes in underlying foreign currency exchange rates. Our hedging policy continues to prohibit speculative foreign currency exchange transactions.

Provision for Income Taxes

Our effective tax rate for continuing operations was 35.1% in fiscal 2009 and 38.4% in fiscal 2008. The change in the effective tax rate during fiscal 2009 compared to fiscal 2008 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances. In fiscal 2009, we reversed a net amount of $8.7 million of income tax reserves primarily due to statute expirations and resolution of income tax examinations. In fiscal 2008, a $7.5 million deferred tax valuation allowance for Brazil was reversed and was recorded as an income tax benefit.

On an absolute dollar basis, the provision for income taxes increased 1.3% to $66.0 million in fiscal 2009 compared to $65.2 million in fiscal 2008. The change in the provision for income taxes is primarily due to an increase in earnings in certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.

Our effective tax rate for continuing operations was 38.4% in fiscal 2008 and (122.2) % in fiscal 2007. The change in the effective tax rate during fiscal 2008 compared to fiscal 2007 is primarily the result of the fiscal 2007 goodwill impairment in Europe of $136.1 million, which is non-deductible for tax purposes, and an increase in net operating losses in certain tax jurisdictions for which no tax benefit was recognized. The change in the effective tax rate between fiscal 2008 and fiscal 2007 was also impacted by the reversal of a $7.5 million deferred tax valuation allowance for Brazil in fiscal 2008, which was recorded as an income tax benefit. In addition, in fiscal 2007, we recorded an $8.4 million increase in the deferred tax valuation allowance related to net operating losses recorded in previous years in certain jurisdictions in Europe.

On an absolute dollar basis, the provision for income taxes increased 17.4% to $65.2 million in fiscal 2008 compared to $55.5 million in fiscal 2007. The increase in the provision for income taxes is primarily the result of increased income within both the Americas and Europe in fiscal 2008 compared to fiscal 2007, the $7.5 million reversal of the Brazilian valuation allowance on deferred tax assets in fiscal 2008, and the effect of the $8.4 million increase in the deferred tax valuation allowance related to certain jurisdictions in Europe in fiscal 2007.

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

The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2009, 2008 and 2007, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate such as: a) losses in tax jurisdictions where we are not able to record a tax benefit; b) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rate was also affected by the reversal of income tax reserves during the fiscal years discussed above.

The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual income tax rates, future income tax expense could be materially affected.

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

Minority Interest in Net Loss of Joint Venture

Minority interest in net loss of joint venture was $1.8 million in fiscal 2009 and $3.6 million in fiscal 2008 and reflects the loss of our European joint venture attributable to Brightstar Corporation’s ownership share in the joint venture, as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been significant.

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

Impact of Inflation

During the fiscal years ended January 31, 2009, 2008 and 2007, we do not believe that inflation had a material impact on our consolidated operations or on our financial position.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that a significant portion of our net sales are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact our business, financial condition, or results of operations. See Note 17 of Notes to Consolidated Financial Statements for further information regarding our quarterly results.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure, which includes both continuing and discontinued operations for all periods presented. The absence of cash flows from discontinued operations is not expected to affect the Company’s future liquidity.

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2009, 2008 and 2007:

	Years ended January 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$279,810	$357,422	$(13,988)
Investing activities	(110,813)	(52,701)	(23,666)
Financing activities	(46,612)	(136,933)	121,753
Effect of exchange rate changes on cash and cash equivalents	(41,702)	14,546	24,242

Net increase in cash and cash equivalents	$80,683	$182,334	$108,341

Net cash provided by operating activities was $279.8 million in fiscal 2009 compared to $357.4 million in fiscal 2008. The $279.8 million cash provided by operations in fiscal 2009 was due primarily to our earnings and the timing of both cash receipts from our customers and payments to our vendors. We continue to focus on working capital management by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved slightly to 27 days at the end of fiscal 2009 compared to 28 days at the end of fiscal 2008. Our owned inventory level (the percentage of inventory not financed by our vendor partners) was a negative 35% at the end of fiscal 2009, meaning our accounts payable balances exceeded our inventory balances by 35%. This compares to negative owned inventory of 39% at the end fiscal 2008.

The following table presents the components of Tech Data’s cash conversion cycle, in days, for the quarter ended January 31, 2009, 2008 and 2007:

	As of January 31,
	2009	2008	2007
Days of sales outstanding	37	37	37
Days of supply in inventory	29	24	24
Days of purchases outstanding	(39)	(33)	(31)

Cash conversion cycle (days)	27	28	30

Net cash used in investing activities of $110.8 million during fiscal 2009 was the result of $78.3 million of cash payments made related to the acquisition of certain assets of Scribona and $32.5 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $25.0 million during fiscal 2010 for equipment and machinery in our logistics centers, office facilities and IT systems.

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

Net cash used in financing activities of $46.6 million during fiscal 2009 reflects $100.0 million of cash used in the repurchase of 2,912,517 shares of our common stock, offset by $50.9 million of net borrowings made on our revolving credit lines and long-term debt, $1.5 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”) and $1.0 million of capital contributions from our partner in the European joint venture discussed above.

Net cash used in financing activities of $136.9 million during fiscal 2008 primarily reflects $56.3 million of net repayments on our revolving credit lines and long-term debt and $100.0 million used in the repurchase of 2,698,654 shares of our common stock, offset by $12.5 million in proceeds received for the reissuance of treasury stock related to the exercises of equity-based incentives and purchases made through our ESPP and $9.0 million of capital contributions from our partner in the European joint venture discussed above.

As of January 31, 2009 we maintained a Receivables Securitization Program with a syndicate of banks, expiring in October 2009, which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to $300.0 million. We pay interest on our committed Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin (rate of 2.25% at January 31, 2009). Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, amended in March 2007, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings (rate of 1.05% at January 31, 2009). In addition to these credit facilities, we maintained uncommitted lines of credit and overdraft facilities totaling approximately $451.4 million at January 31, 2009 (average interest rate on the borrowing was 4.33% at January 31, 2009).

The total capacity of the aforementioned credit facilities was approximately $1.0 billion, of which $57.9 million was outstanding at January 31, 2009. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined in the credit agreements) ratio, and a tangible net worth requirement. At January 31, 2009, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. As of January 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $827.4 million.

At January 31, 2009, we had issued standby letters of credit of $29.9 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above-mentioned facilities by the same amount.

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The convertible senior debentures are convertible into our common stock and cash anytime after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries. The proceeds from the offering were used to repay short-term debt and for other general corporate purposes.

In June 2008, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the second and third quarters of fiscal 2009, we repurchased 2,912,517 shares at an average of $34.33 per share, for a total cost, including expenses, of $100.0 million in connection with this repurchase program.

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

Our debt to capital ratio was 20% at January 31, 2009. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Contractual Obligations

As of January 31, 2009, future payments of long-term debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital leases	Long-term debt	Total
Fiscal year:
2010	$59,728	$1,718	$—	$61,446
2011	50,176	1,718	—	51,894
2012	31,426	1,718	350,000	383,144
2013	27,400	1,718	—	29,118
2014	22,072	1,442	—	23,514
Thereafter	42,343	5,582	—	47,925

Total payments	233,145	13,896	350,000	597,041
Less amounts representing interest	—	(2,129)	—	(2,129)

Total principal payments	$233,145	$11,767	$350,000	$594,912

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

At January 31, 2009, we have $4.0 million recorded as a current liability for uncertain tax positions under the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN 48. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN No. 48 liability of $1.1 million has not been included in the contractual obligations table above (see Note 11 of Notes to Consolidated Financial Statements).

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $17.8 million at January 31, 2009 and such amounts are included in the future minimum lease payments presented above. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of January 31, 2009, we were in compliance with all such covenants.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2009 and 2008, the aggregate amount of guarantees under these arrangements totaled approximately $31.9 million and $19.4 million, respectively, of which approximately $23.1 million and $14.7 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

As a large global organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, we do not enter into derivative instruments for speculative or trading purposes. With respect to our internal netting practices, we will consider inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payables denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining our net exposure to be hedged using traditional forward contracts. Under this strategy, we would expect to increase or decrease our selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent we incur a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, we would expect to see a corresponding increase (decrease) in gross profit as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.

Our foreign currency exposure relates to our international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2009 and 2008, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Norwegian krone, Polish zloty, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward, option and swap contracts to hedge both intercompany and third party loans, accounts receivable and accounts payable.

We are also exposed to changes in interest rates primarily as a result of our short-term and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and business expansion. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and third-party loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2009 and 2008, approximately 86% and 95%, respectively, of our outstanding debt had fixed interest rates. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, convertible senior debentures and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of the Company’s fixed rate debt may fluctuate.

In order to provide an assessment of the Company’s foreign currency exchange rate and interest rate risk, the Company performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model consisted of using a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates and interest rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The VaR is the maximum expected loss in fair value for a given confidence interval to the Company’s foreign exchange and debt portfolio due to adverse movements in the rates. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model.

The following table represents the estimated maximum potential one-day loss in fair value, calculated using the VaR model at January 31, 2009 and 2008. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR as of
	January 31, 2009	January 31, 2008
	(in thousands)
Currency rate sensitive financial instruments	$(5,004)	$(2,143)
Interest rate sensitive financial instruments	(657)	(408)

Combined portfolio	$(5,661)	$(2,551)

Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2009 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 23, 2009

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$528,023	$447,340
Accounts receivable, less allowance for doubtful accounts of $55,598 and $64,146	2,346,185	2,659,446
Inventories	1,728,916	1,642,317
Prepaid expenses and other assets	168,673	173,879

Total current assets	4,771,797	4,922,982
Property and equipment, net	102,937	129,139
Other assets, net	149,020	168,814

Total assets	$5,023,754	$5,220,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving credit loans	$57,906	$18,315
Accounts payable	2,325,702	2,288,740
Accrued expenses and other liabilities	496,292	571,509

Total current liabilities	2,879,900	2,878,564
Long-term debt	360,785	363,639
Other long-term liabilities	63,639	58,011

Total liabilities	3,304,324	3,300,214

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2009 and 2008	89	89
Additional paid-in capital	744,242	737,759
Treasury stock, at cost (9,214,889 and 6,446,603 shares at January 31, 2009 and 2008)	(331,692)	(236,960)
Retained earnings	1,072,222	948,596
Accumulated other comprehensive income	234,569	471,237

Total shareholders’ equity	1,719,430	1,920,721

Total liabilities and shareholders’ equity	$5,023,754	$5,220,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2009	2008	2007
Net sales	$24,080,484	$23,423,078	$21,440,445
Cost of products sold	22,867,488	22,288,670	20,433,674

Gross profit	1,212,996	1,134,408	1,006,771

Operating expenses:
Selling, general and administrative expenses	970,837	915,434	851,097
Goodwill impairment	—	—	136,093
Loss on disposal of subsidiaries	—	14,471	—
Restructuring charges	—	16,149	23,764

	970,837	946,054	1,010,954

Operating income (loss)	242,159	188,354	(4,183)

Other expense (income):
Interest expense	30,956	28,751	38,506
Discount on sale of accounts receivable	1,872	7,219	12,509
Interest income	(9,491)	(13,495)	(9,764)
Net foreign currency exchange loss (gain)	31,001	(3,994)	(15)

	54,338	18,481	41,236

Income (loss) from continuing operations before income taxes and minority interest	187,821	169,873	(45,419)
Provision for income taxes	66,017	65,163	55,508

Income (loss) from continuing operations before minority interest	121,804	104,710	(100,927)
Minority interest in net loss of joint venture	1,822	3,559	—

Income (loss) from continuing operations	123,626	108,269	(100,927)
Discontinued operations, net of tax	—	—	3,946

Net income (loss)	$123,626	$108,269	$(96,981)

Income (loss) per common share – basic:
Continuing operations	$2.41	$1.97	$(1.83)
Discontinued operations	—	—	0.07

Net income (loss)	$2.41	$1.97	$(1.76)

Income (loss) per common share – diluted:
Continuing operations	$2.40	$1.96	$(1.83)
Discontinued operations	—	—	0.07

Net income (loss)	$2.40	$1.96	$(1.76)

Weighted average common shares outstanding:
Basic	51,276	54,904	55,129

Diluted	51,498	55,287	55,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (1)	Total shareholders’ equity
	Shares	Amount
Balance—January 31, 2006	59,239	$89	$729,455	$(112,601)	$938,383	$204,981	$1,760,307
Purchase of treasury stock, at cost	—	—	—	(80,093)	—	—	(80,093)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $2,680	—	—	(5,123)	32,986	—	—	27,863
Contribution of treasury stock to 401(k) savings plan	—	—	73	2,080	—	—	2,153
Stock-based compensation expense	—	—	7,973	—	—	—	7,973
Comprehensive (loss) income	—	—	—	—	(96,981)	81,498	(15,483)

Balance—January 31, 2007	59,239	89	732,378	(157,628)	841,402	286,479	1,702,720
Purchase of treasury stock, at cost	—	—	—	(100,019)	—	—	(100,019)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,078	—	—	(4,970)	18,590	—	—	13,620
Contribution of treasury stock to 401(k) savings plan	—	—	64	2,097	—	—	2,161
Stock-based compensation expense	—	—	10,287	—	—	—	10,287
Adjustment for the cumulative effect of prior years of the adoption of FIN No. 48	—	—	—	—	(1,075)	—	(1,075)
Comprehensive income	—	—	—	—	108,269	184,758	293,027

Balance—January 31, 2008	59,239	89	737,759	(236,960)	948,596	471,237	1,920,721
Purchase of treasury stock, at cost	—	—	—	(100,000)	—	—	(100,000)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $569	—	—	(5,507)	5,268	—	—	(239)
Stock-based compensation expense	—	—	11,990	—	—	—	11,990
Comprehensive income (loss)	—	—	—	—	123,626	(236,668)	(113,042)

Balance—January 31, 2009	59,239	$89	$744,242	$(331,692)	$1,072,222	$234,569	$1,719,430

(1)	The Company’s accumulated other comprehensive income (loss) is comprised exclusively of changes in the Company’s cumulative foreign currency translation adjustment account.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Cash received from customers	$23,989,567	$23,473,295	$21,185,902
Cash paid to vendors and employees	(23,636,388)	(23,053,048)	(21,091,764)
Interest paid, net	(20,382)	(14,273)	(26,910)
Income taxes paid	(52,987)	(48,552)	(81,216)

Net cash provided by (used in) operating activities	279,810	357,422	(13,988)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(78,266)	(21,503)	—
Proceeds from sale of business	—	7,161	16,500
Proceeds from sale of property and equipment	—	—	3,563
Expenditures for property and equipment	(17,272)	(21,474)	(31,667)
Software and software development costs	(15,275)	(16,885)	(12,062)

Net cash used in investing activities	(110,813)	(52,701)	(23,666)

Cash flows from financing activities:
Proceeds from the issuance of common stock and reissuance of treasury stock	1,530	12,542	25,183
Cash paid for purchase of treasury stock	(100,000)	(100,019)	(80,093)
Capital contributions from joint venture partner	1,000	9,000	—
Proceeds from issuance of convertible debentures, net of expenses	—	—	342,554
Net borrowings (repayments) on revolving credit loans	52,644	(56,297)	(164,824)
Principal payments on long-term debt	(1,786)	(2,371)	(1,611)
Excess tax benefit from stock-based compensation	—	212	544

Net cash (used in) provided by financing activities	(46,612)	(136,933)	121,753

Effect of exchange rate changes on cash and cash equivalents	(41,702)	14,546	24,242

Net increase in cash and cash equivalents	80,683	182,334	108,341
Cash and cash equivalents at beginning of year	447,340	265,006	156,665

Cash and cash equivalents at end of year	$528,023	$447,340	$265,006

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$123,626	$108,269	$(96,981)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	$—	$—	$136,093
Loss on disposal of subsidiaries	—	14,471	—
Gain on sale of discontinued operations, net of tax	—	—	(3,834)
Gain on sale of land	—	—	(3,563)
Depreciation and amortization	51,234	53,881	53,280
Provision for losses on accounts receivable	15,000	11,200	27,655
Stock-based compensation expense	11,990	10,287	7,973
Deferred income taxes	21,921	6,537	4,296
Excess tax benefit from stock-based compensation	—	(212)	(544)
Minority interest	(1,822)	(3,559)	—
Changes in operating assets and liabilities:
Accounts receivable	(86,423)	57,419	(242,305)
Inventories	(261,974)	57,904	25,806
Prepaid expenses and other assets	(18,531)	(40,721)	5,636
Accounts payable	374,696	83,845	21,985
Accrued expenses and other liabilities	50,093	(1,899)	50,515

Total adjustments	156,184	249,153	82,993

Net cash provided by (used in) operating activities	$279,810	$357,422	$(13,988)

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has accounted for the European training business (the “Training Business”) as a discontinued operation. The results of operations of the Training Business have been reclassified and presented as “discontinued operations, net of tax”, in the fiscal year ended January 31, 2007, through the date of the sale during the fiscal year. The cash flows of the Training Business have not been reported separately within the Company’s Consolidated Statement of Cash Flows as the net cash flows of the Training Business are not material and the absence of cash flows from discontinued operations has not affected the Company’s liquidity subsequent to the sale of the Training Business. The transaction is further discussed in Note 3—Discontinued Operations.

Method of Accounting

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectibility must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded at the time of sale based upon historical experience. Taxes imposed by governmental authorities on the Company’s revenue-producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal years 2009, 2008 and 2007.

The Company generated approximately 29% of net sales in fiscal 2009 and 28% of our consolidated net sales in both 2008 and 2007 from products purchased from Hewlett Packard. There were no other vendors that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2009, 2008 or 2007.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance, specifically identified customer risks, and historical writeoff experience. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

Inventories

Inventories, consisting entirely of finished goods, are stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions or changes in terms and conditions by the Company’s vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on the Company’s consolidated financial results.

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, infrastructure funding, volume rebates and other incentive agreements. These incentives are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these incentives are negotiated on an ad-hoc basis to support specific programs mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives earned for specifically identified cooperative advertising programs and infrastructure funding are recorded as adjustments to product costs or selling, general and administrative expenses, depending on the nature of the program.

Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections by vendors of claims. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on the Company’s consolidated financial results. Conversely, if amounts recorded as outstanding receivables from vendor were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

Property and Equipment

Property and equipment are stated at cost and property and equipment under capital leases are stated at the present value of the future minimum lease payments determined at the inception of the lease. Depreciation expense includes depreciation of purchased property and equipment and assets recorded under capital leases. Depreciation expense is computed over the shorter of the estimated economic lives or lease periods using the straight-line method as follows:

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires an annual review for impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flow modeling. The Company performs its annual review for goodwill impairment on January 31st of each fiscal year.

Intangible Assets

Included within other assets at both January 31, 2009 and 2008 are certain intangible assets including capitalized software costs and customer relationships and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangibles are being amortized over a period of three to ten years.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes. However, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2009, 2008 and 2007.

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

Concentration of Credit Risk

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, Latin America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2009, 2008 and 2007.

Foreign Currency Translation

Income and expense accounts of foreign operations are translated at weighted average exchange rates during the year. Assets and liabilities of foreign operations that operate in a local functional currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income in shareholders’ equity.

Derivative Financial Instruments

The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments in situations where there are not offsetting balances that create an economic hedge. The majority of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.

Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss (gain)” in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either other current assets or other current liabilities.

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

The Company’s derivative financial instruments outstanding at January 31, 2009 and 2008 are as follows:

	January 31, 2009		January 31, 2008
	Notional amounts	Estimated fair value asset (liability)	Notional amounts	Estimated fair value asset (liability)
	(In thousands)		(In thousands)
Foreign exchange forward contracts	$1,291,121	$6,466	$1,114,349	$(4,935)

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on February 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board issued Staff Position Nos. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The additional disclosures required by SFAS No. 157 are included in Note 16 – Fair Value of Financial Instruments.

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

Other comprehensive income decreased significantly during the fiscal year ended January 31, 2009, as most local currencies in which the Company operates weakened during the fiscal year compared to the U.S. dollar. The increase in other comprehensive income during the fiscal year ended January 31, 2008, is primarily the result of the strengthening of the euro compared to the U.S. dollar throughout the fiscal year. Comprehensive income (loss), net of taxes, is as follows:

	Year ended January 31,
	2009	2008	2007
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$123,626	$108,269	$(96,981)
Change in CTA(1)	(236,668)	184,758	81,498

Total	$(113,042)	$293,027	$(15,483)

(1)	Net of income tax benefit of $5.6 million for the year ended January 31, 2008. There was no income tax effect in fiscal years 2009 or 2007.

Accumulated comprehensive (loss) income includes $23.0 million of income taxes at both January 31, 2009 and 2008 and $28.6 million of income taxes at January 31, 2007.

Stock-Based Compensation

The Company accounts for stock-based payments in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all stock-based payments to employees and non-employee members of the board of directors, including grants of all employee equity incentives, to be recognized in the Company’s Consolidated Statement of Operations based on their fair values. In accordance with SFAS No. 123R, the Company recognizes compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. The Company estimated the forfeiture rates for the fiscal years ended January 31, 2009, 2008 and 2007 based on its historical experience during the preceding five fiscal years. Stock based compensation expense for awards granted prior to February 1, 2006, is based on the date of grant, as previously determined under Statement of Financial Accounting Standards No. 123, “Share Based Payments”. For the fiscal years ended January 31, 2009, 2008 and 2007, the Company recorded $12.0 million, $10.3 million and $8.0 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2009, 2008 and 2007 was $1.0 million, $12.5 million and $25.2 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $0.6 million, $1.1 million and $2.7 million, respectively, for the fiscal years ended January 31, 2009, 2008 and 2007.

Treasury Stock

Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of stock-based awards or other corporate purposes is based on the weighted average purchase price of the shares.

Cash and Cash Equivalents

Short-term investments which are highly liquid and have an original maturity of ninety days or less are considered cash equivalents.

Book overdrafts of $125.2 million and $136.6 million as of January 31, 2009 and 2008, respectively, represent checks issued that have not been presented for payment to the banks and are classified in accounts payable in the Consolidated Balance Sheet. The Company typically funds these overdrafts through transfers from separate bank accounts and under the terms of the Company’s agreements with its banks, the funding of these overdrafts is at the direction of the Company.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of FSP 14-1 are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective application of all periods presented. The Company has concluded that that FSP 14-1 will be applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006. The Company has estimated that the impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annual basis during the period the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of FSP 14-1 will have no impact on the Company’s consolidated cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supersedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. SFAS No. 141R is to be applied prospectively by the Company to business combinations beginning February 1, 2009 and early adoption is prohibited. The Company will implement the provisions of SFAS No. 141R for any acquisitions made by the Company subsequent to January 31, 2009.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2008 and 2007 financial statements to conform to the January 31, 2009 financial statement presentation. These reclassifications did not change previously reported total assets, liabilities, shareholders’ equity or net income.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. For the years ended January 31, 2009, 2008 and 2007, diluted EPS reflects the potential dilution of the Company’s outstanding stock-based equity incentives and convertible senior debentures (as further discussed below) using the treasury stock or if-converted method, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2009			Year ended January 31, 2008			Year ended January 31, 2007
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net loss	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income (loss) per common share-basic	$123,626	51,276	$2.41	$108,269	54,904	$1.97	$(96,981)	55,129	$(1.76)

Effect of dilutive securities:
Equity-based compensation awards	—	222		—	383		—	—

Net income (loss) per common share-diluted	$123,626	51,498	$2.40	$108,269	55,287	$1.96	$(96,981)	55,129	$(1.76)

At January 31, 2009, 2008 and 2007 there were 5,589,592, 6,017,838 and 6,912,122 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at January 31, 2009, 2008 or 2007, as the conditions for the contingent conversion feature have not been met (see further discussion in Note 10—Long Term Debt).

NOTE 3 — DISCONTINUED OPERATIONS

In fiscal 2006, in order to dedicate strategic efforts and resources to core growth opportunities, the Company made the decision to sell the European training business (the “Training Business”). In fiscal 2007, the Company closed the sale of the Training Business to a third-party (the “Purchaser”) for total cash consideration of $16.5 million, resulting in an after-tax gain of $3.8 million. Net assets and other related costs included in the sale of the Training Business totaled $11.5 million, including $1.4 million of allocated goodwill. The Company provided IT services for a transitional period of approximately six months, but had no other significant continuing involvement in the operations of the Training Business subsequent to the closing of the sale. In addition, the Company has realized no continuing cash flows from the Training Business subsequent to the closing of the sale.

In accordance with SFAS No. 144, the sale of the Training Business qualifies as a discontinued operation. Accordingly, the results of operations and the gain on sale of the Training Business have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statement of Operations for the fiscal year ended January 31, 2007.

The following table reflects the results of the Training Business reported as discontinued operations for the year ended January 31, 2007:

(in thousands)
Net sales	$5,634
Cost of products sold	1,259

Gross profit	4,375
Selling, general and administrative expenses	4,056

Operating income from discontinued operations	319
Provision for income taxes	207

Income from discontinued operations, net of tax	112
Gain on sale of discontinued operations, net of tax	3,834

Total	$3,946

No amounts related to interest expense or interest income have been allocated to discontinued operations.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2009	2008
	(In thousands)
Land	$6,594	$7,352
Buildings and leasehold improvements	76,607	85,875
Furniture, fixtures and equipment	293,212	348,728

	January 31,
	2009	2008
	(In thousands)
	376,413	441,955
Less accumulated depreciation	(273,476)	(312,816)

	$102,937	$129,139

Depreciation expense, including amortization expense of assets recorded under capital leases, included in income (loss) from continuing operations for the years ended January 31, 2009, 2008 and 2007 totaled $28.5 million, $29.8 million and $31.0 million, respectively. The Company has property and equipment leased under capital leases for the German logistics center, which was vacated during fiscal 2008 (see further discussion at Note 8 – Restructuring Programs). As of January 31, 2009 and 2008, the net book value of $7.6 million and $8.9 million, respectively, for property and equipment under capital leases for the German logistics center is classified in “other assets, net” within the Consolidated Balance Sheet.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $14.6 million, $2.9 million and $2.9 million at January 31, 2009, 2008 and 2007, respectively, is included within “other assets, net” in the Consolidated Balance Sheet. The increase in goodwill during fiscal 2009 is due to the acquisition of certain assets of Scribona AB (“ Scribona”) (see also Note 6 – Acquisition).

In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment on January 31, 2009. In accordance with SFAS No. 142, the impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing, which reflected the improvement in the Company’s European operations, indicated that the fair value of the Company’s reporting units was greater than the carrying value of the Company’s reporting units, including goodwill. As a result, no goodwill impairment was recorded at January 31, 2009.

During fiscal 2007, due to certain indicators of impairment within our European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006. These impairment indicators included significantly lower than expected revenues in Europe during the quarter, further deceleration in IT demand during the quarter and a heightened level of pricing pressure in Europe during the quarter. The Company’s impairment testing included the determination of the European reporting unit’s fair value using market multiples and discounted cash flows modeling. The Company’s reduced earnings and cash flow forecast for Europe, primarily due to the increasingly competitive market conditions and uncertain demand, resulted in the Company determining that a goodwill impairment charge was necessary. During the second quarter of fiscal 2007, the Company recorded a $136.1 million non-cash charge for the goodwill impairment in Europe.

Also included within “other assets, net” are intangible assets as follows:

	January 31, 2009			January 31, 2008
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Capitalized software and development costs	$241,402	$165,070	$76,332	$231,365	$142,504	$88,861
Customer relationships	35,333	27,174	8,159	37,474	28,442	9,032
Trademarks	7,912	7,742	170	9,208	8,613	595
Other intangible assets	2,077	1,521	556	2,363	1,184	1,179

Total	$286,724	$201,507	$85,217	$280,410	$180,743	$99,667

The Company capitalized intangible assets of $24.6 million, $18.4 million and $12.1 million for the years ended January 31, 2009, 2008 and 2007, respectively. These capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations and customer relationships acquired with the acquisition of Scribona assets (see also Note 6 —Acquisition). There was no interest capitalized during the fiscal years ended January 31, 2009, 2008 and 2007.

The weighted average amortization period for all intangible assets capitalized during both fiscal 2009 and 2008 approximated five years and during fiscal 2007 approximated six years. The weighted average amortization period of all intangible assets was approximately six years for fiscal 2009, seven years for fiscal 2008 and approximately eight years for fiscal 2007.

Amortization expense included in income (loss) from continuing operations, resulting primarily from capitalized software and development costs, for the years ended January 31, 2009, 2008 and 2007 totaled $22.7 million, $24.1 million and $22.1 million, respectively. Estimated amortization expense of currently capitalized costs for intangible assets placed in service is as follows (in thousands):

Fiscal year:
2010	$18,600
2011	15,800
2012	12,900
2013	10,900
2014	9,400

NOTE 6—ACQUISITION

In May 2008, the Company completed the acquisition of certain assets of Scribona, a publicly-traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway. The acquisition expands the Company’s presence and leverages the Company’s infrastructure in the Nordic region of Europe. In conjunction with the acquisition, Tech Data paid approximately $78.3 million in cash (based on the foreign currency exchange rates on the date of the payments) for the net value of the acquired assets, including inventory and certain other assets, and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, including $9.4 million for customer relationships with estimated useful lives of seven years and $15.4 million of goodwill (using exchange rates on the date of acquisition). The asset purchase agreement also provides for an additional earn-out payment of up to 1.5 million euros ($1.9 million at January 31, 2009), if certain performance objectives are met in the first quarter of fiscal 2010. Such payment, if any, will be recorded as an adjustment to the initial purchase price with a corresponding increase in goodwill.

During the fiscal year ended January 31, 2009, the Company completed the integration of Scribona and recognized $7.6 million of integration costs, primarily associated with customer transition, relocation initiatives, consulting and other integration activities related to the acquisition, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

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

NOTE 8 — RESTRUCTURING PROGRAMS

The Company’s restructuring charges discussed below were incurred pursuant to formal plans developed by management and are accounted for in accordance with the guidance set forth in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs related to these restructuring programs are reflected in the Consolidated Statement of Operations as “restructuring charges”, which is a component of operating income (loss). The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Closure of European Logistics Center

On May 1, 2007, the Company’s Board of Directors approved the exit from our logistics center in Germany (the “Moers logistics center”). The decision to exit this logistics center was made to enable the Company to capitalize on the long-term synergies of having one logistics center serving Germany, Austria and the Czech Republic. Related to the Moers logistics center exit, Tech Data has expanded its logistics center located in Bor, Czech Republic.

In connection with this closure, during fiscal 2008, the Company recorded $18.1 million in restructuring charges, comprised of $8.7 million of workforce reductions and $9.4 million for facility costs and other fixed asset write-offs. The remaining net book value of the Moers logistics center of $8.9 million at January 31, 2008 was classified in “other assets, net” in the Consolidated Balance Sheet. During fiscal 2009, the Company executed an agreement for the sublease of the Moers logistics center, which has a remaining balance of $7.6 million included in “other assets, net” at January 31, 2009.

European Restructuring Program

In May 2005, the Company announced a formal restructuring program to better align the European operating cost structure with the business environment prevailing at the time. The initiatives related to the restructuring program were completed during the third quarter of fiscal 2007. In connection with this restructuring program, the Company recorded charges for workforce reductions and the optimization of facilities and systems. During the fiscal year ended January 31, 2008, the Company recorded credits of $2.0 million related to changes in estimates of previously recorded restructuring accruals. Through January 31, 2008 (since inception of the program), the Company has incurred $52.7 million in charges related to the restructuring program, comprised of $38.5 million for workforce reductions and $14.2 million for facility costs. No additional charges or credits were recorded during fiscal 2009.

In addition, during the fiscal year ended January 31, 2007, the Company incurred $8.6 million of external consulting costs related to the restructuring program. These consulting costs are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

Summarized below is the activity related to restructuring accruals during the fiscal years ended January 31, 2009, 2008 and 2007. All cash payments related to the restructuring program were funded by operating cash flows and borrowings under the Company’s credit facilities.

	Employee termination benefits	Facility costs	Total
	(In thousands)
Balance as of January 31, 2006	$2,059	$10,424	$12,483
Charges to operations	19,989	3,775	23,764
Cash payments	(17,508)	(8,825)	(26,333)
Other(2)	(518)	1,821	1,303

Balance as of January 31, 2007	4,022	7,195	11,217
Charges to operations	7,920	8,229	16,149
Impairment of assets leased under capital lease and fixed asset write-offs(1)	—	(5,767)	(5,767)
Cash payments	(10,932)	(3,142)	(14,074)
Other(2)	1,104	1,098	2,202

Balance as of January 31, 2008	2,114	7,613	9,727
Cash payments	(15)	(1,759)	(1,774)
Other(2)	(271)	(823)	(1,094)

Balance as of January 31, 2009	$1,828	$5,031	$6,859

(1)	The impairment of assets leased under capital lease and fixed asset write-offs were related to the Moers logistics facility and were recorded against the respective asset accounts.
(2)	“Other” primarily relates to the effect of fluctuations in foreign currencies.

NOTE 9 — REVOLVING CREDIT LOANS

	January 31,
	2009	2008
	(In thousands)
Receivables Securitization Program, interest rate of 2.25% at January 31, 2009, expiring October 2009	$—	$—
Multi-currency Revolving Credit Facility, interest rate of 1.05% at January 31, 2009, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 4.33% at January 31, 2009, expiring on various dates throughout fiscal 2010	57,906	18,315

	$57,906	$18,315

The Company has an agreement (the “Receivables Securitization Program”), amended in October 2008, with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which expires in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $439.9 million and $510.5 million at January 31, 2009 and January 31, 2008, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $451.4 million at January 31, 2009 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.0 billion, of which $57.9 million was outstanding at January 31, 2009. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At January 31, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of January 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $827.4 million.

At January 31, 2009, the Company had issued standby letters of credit of $29.9 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

NOTE 10 — LONG-TERM DEBT

	January 31,
	2009	2008
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Capital leases	11,767	14,882

	361,767	364,882
Less—current maturities (included in “accrued expenses and other liabilities”)	(982)	(1,243)

	$360,785	$363,639

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The convertible senior debentures are convertible into the Company’s common stock and cash, anytime after June 15,

2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. Additionally, the debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.

Future payments of long-term debt and capital leases at January 31, 2009 and for succeeding fiscal years, which assumes the $350 million convertible senior debentures will be redeemed on the first redemption date of December 20, 2011, are as follows (in thousands):

Fiscal year:
2010	$1,718
2011	1,718
2012	351,718
2013	1,718
2014	1,442
Thereafter	5,582

Total payments	363,896
Less amounts representing interest on capital leases	(2,129)

Total principal payments	$361,767

NOTE 11 — INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company evaluates the realizability of its deferred tax assets on a quarterly basis. This evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income, and prudent and feasible tax planning strategies.

Significant components of the provision for income taxes for continuing operations are as follows:

	Year ended January 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$20,100	$31,857	$35,458
State	1,265	1,633	990
Foreign	22,731	25,136	14,764

Total current	44,096	58,626	51,212

Deferred:
Federal	17,014	12,314	800
State	(243)	192	(302)
Foreign	5,150	(5,969)	3,798

Total deferred	21,921	6,537	4,296

	$66,017	$65,163	$55,508

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense for continuing operations is as follows:

	Year ended January 31,
	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.8	(1.0)
Changes in valuation allowance	15.8	18.3	(100.7)
Tax on foreign earnings different than U.S. rate	(18.0)	(19.3)	47.5
Nondeductible goodwill	—	—	(104.7)
Nondeductible interest	2.9	1.9	(5.3)
Reserves established for foreign income tax contingencies	1.1	2.1	—
Reversal of previously accrued income taxes	(5.7)	(0.7)	6.7
Effect of company-owned life insurance	1.9	0.1	2.4
Other—net	1.7	0.2	(2.1)

	35.1%	38.4%	(122.2)%

Included in the changes in the valuation allowance for fiscal 2008 is an income tax benefit of $7.5 million for the reversal of a valuation allowance on deferred tax assets related to Brazil, which was recorded in prior fiscal years. Included in the valuation allowance in fiscal 2007 is a non-cash charge of $8.4 million to increase the valuation allowance on deferred tax assets related to specific jurisdictions in Europe that were recorded in prior fiscal years. In fiscal 2009, $10.7 million of previously accrued income taxes were reversed due to statute expirations and the resolution of income tax examinations. In fiscal 2007, $3.0 million of previously accrued income taxes were reversed due to the resolution of various income tax examinations.

The components of pretax income (loss) from continuing operations are as follows:

	Year ended January 31,
	2009	2008	2007
	(In thousands)
United States	$98,091	$127,502	$108,369
Foreign	89,730	42,371	(153,788)

	$187,821	$169,873	$(45,419)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2009	2008
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$28,202	$23,802
Capitalized marketing program costs	4,530	3,990
Convertible debenture interest	12,608	6,685
Goodwill	919	—
Deferred costs currently deductible	18,692	10,252
Other, net	2,128	1,376

Total deferred tax liabilities	67,079	46,105

Deferred tax assets:
Accrued liabilities	43,079	50,886
Loss carryforwards	158,733	151,775
Amortizable goodwill	11,560	28,410
Depreciation and amortization	3,783	5,017
Disallowed interest expense	9,166	—
Other, net	7,019	5,716

	233,340	241,804
Less: valuation allowance	(175,752)	(182,464)

Total deferred tax assets	57,588	59,340

Net deferred tax (liability) asset	$(9,491)	$13,235

The net change in the deferred income tax valuation allowance was a decrease of $6.7 million in fiscal 2009, a decrease of $4.6 million in fiscal 2008 and an increase of $50.5 million in fiscal 2007. The valuation allowance at January 31, 2009 and 2008 primarily relates to foreign net operating loss carryforwards of $764.3 million and $776.9 million, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2011 through 2023. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

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

At January 31, 2009, there are no consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Unrecognized tax benefits totaling $3.7 million primarily related to the foreign taxation of certain transactions have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2009. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued interest of $0.4 million at January 31, 2009, all of which would impact the effective tax rate if reversed. The provision for income taxes for the fiscal years ended January 31, 2009 and 2008 includes interest expense of $0.5 million and $1.0 million, respectively, on unrecognized income tax benefits for current and prior years. The change in the balance of accrued interest for both fiscal 2009 and fiscal 2008 includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2009 and 2008 is as follows (in thousands):

Gross unrecognized tax benefits at February 1, 2007	$10,481
Increases in tax positions for prior years	5,137
Increases in tax positions for current year	3,132
Expiration of statutes of limitation	(359)
Changes due to translation of foreign currencies	1,190

Gross unrecognized tax benefits at January 31, 2008	19,581
Increases in tax positions for prior years	1,748
Increases in tax positions for current year	78
Expiration of statutes of limitation	(9,426)
Settlements	(5,262)
Changes due to translation of foreign currencies	(2,056)

Gross unrecognized tax benefits at January 31, 2009	$4,663

At January 31, 2009 and 2008, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.7 million and $12.0 million, respectively.

The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2006. Income tax returns of various foreign jurisdictions for fiscal 2003 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 12 — EMPLOYEE BENEFIT PLANS

Overview of Equity Incentive Plans

At January 31, 2009, the Company had awards outstanding from four equity-based compensation plans, one of which is currently active and which authorizes the issuance of 9.5 million shares, of which approximately 3.4 million shares are available for future grant. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

Restricted Stock

During fiscal 2007, the Company’s Board of Directors made the decision to begin issuing restricted stock. The restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest annually over four years, unless mandated by country law, with the exception of the grant of 60,000 shares of RSUs granted to the Company’s Chief Executive Officer in October 2006 (grant price of $36.66 per share), which vests quarterly over three years and a December 2006 grant to various employees of the Company for 243,000 RSUs (grant price of $41.99 per share) which vest over three fiscal years. The Company granted 205,547 shares of restricted stock in fiscal 2008 with a weighted average grant price of $35.74. All of the restricted stock awards have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Compensation expense of $7.5 million, $4.9 million and $0.5 million was recorded for the vesting of RSUs during fiscal 2009, 2008 and 2007, respectively.

A summary of the status of the Company’s restricted stock activity for the fiscal year ended January 31, 2009 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2008	576,027	$38.04
Granted	351,715	32.95
Vested	(119,646)	38.56
Canceled (1)	(185,418)	36.89

Outstanding at January 31, 2009	622,678	35.81

(1)	Includes 138,166 performance-based restricted stock awards which did not vest during fiscal 2007 and fiscal 2008 as the achievement of the performance targets were not met. These performance-based restricted stock awards were cancelled during the first quarter of fiscal 2009. The calculation of the weighted average grant date fair value excludes the performance-based restricted stock awards.

The total fair value of restricted stock which vested during the fiscal years ended January 31, 2009 and 2008 is $4.6 million and $0.8 million, respectively. There were no restricted stock awards which vested during the fiscal year ended January 31, 2007. As of January 31, 2009, the unrecognized stock-based compensation expense related to non-vested RSUs was $21.8 million, which the Company expects to be recognized over the next four years (over a remaining weighted average period of two years).

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

No MV Stock-settled SARS or MVOs were issued during the fiscal year ended January 31, 2009. During the fiscal years ended January 31, 2008 and 2007, the Company’s Board of Directors approved the issuance of 0.2 million (weighted average exercise price of $35.44) and 1.5 million (weighted average exercise price of $36.88), respectively, of long-term incentive awards in the form of MV Stock-settled SARs and MVOs pursuant to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation, as amended. Compensation expense of $4.5 million, $5.3 million and $7.6 million was recorded for these instruments during fiscal 2009, 2008 and 2007, respectively.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2009 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2008	5,963,599	$36.73
Granted	—	—
Exercised	(48,404)	25.66
Canceled	(726,101)	39.35

Outstanding at January 31, 2009	5,189,094	36.46	4.8	$279

Vested and expected to vest at January 31, 2009	5,172,518	36.46	4.8	$279

Exercisable at January 31, 2009	4,232,235	36.41	4.3	$279

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2009 and the grant price for all “in-the-money” options at January 31, 2009. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2009, 2008 and 2007 was $0.4 million, $6.6 million and $10.5 million, respectively. As of January 31, 2009, the Company expects $3.8 million of total unrecognized compensation cost related to MV Stock-settled SARs, MVOs and stock options to be recognized over the next two fiscal years (over a weighted-average period of one year). The total fair value of MV Stock-settled SARs, MVOs and stock options which vested during the fiscal year ended January 31, 2009, 2008 and 2007 was $9.2 million, $8.3 million and $7.4 million, respectively.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of MV Stock-settled SARs and MVO awards. The Company used the Black-Scholes option-pricing model for awards granted prior to fiscal 2006. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the years ended January 31, 2008 and 2007 was $7.00 and $7.19, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

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

A summary of the status of the Company’s stock-based equity incentives outstanding representing MV Stock-settled SARs, MVOs and stock options is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/09	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/09	Weighted- average exercise price
$16.50 – $24.69	507,229	2.7	$21.57	507,229	$21.57
24.70 – 36.34	844,140	3.7	31.82	669,690	30.92
36.35 – 37.05	1,082,407	7.1	36.93	536,481	36.93
37.06 – 37.06	886,183	5.9	37.06	663,589	37.06
37.07 – 41.07	148,066	4.1	39.37	137,497	39.42
41.08 – 41.08	817,000	4.9	41.08	817,000	41.08
41.09 – 51.38	904,069	3.0	43.36	900,749	43.36

	5,189,094	4.8	36.46	4,232,235	36.41

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards (see further discussion of the Company’s share repurchase program in Note 13 – Shareholders’ Equity below).

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”) approved in June 1995, the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the exercise date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2009, the Company has issued 436,380 shares of common stock to the ESPP. All shares purchased under the ESPP must be held for a period of one year.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (“the 401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Effective January 1, 2008, the Company’s 401(k) Savings Plan employee match is in cash. Prior to January 1, 2008, the Company’s 401(k) Saving Plan employee match was in the form of Company stock. At January 31, 2009 and 2008, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 244,427 and 280,000 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.3 million, $2.2 million and $2.2 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

NOTE 13 — SHAREHOLDERS’ EQUITY

In June 2008, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. During the second and third quarters of fiscal 2009, the Company repurchased 2,912,517 shares at an average of $34.33 per share, for a total cost, including expenses, of $100.0 million in connection with this repurchase program.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases, the majority of which expire at various dates through fiscal 2019. Fair value renewal and purchase options and escalation clauses exist for a substantial portion of the operating leases included above. Rental expense related to continuing operations for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $59.9 million, $60.6 million and $59.3 million in fiscal years 2009, 2008 and 2007, respectively. Future minimum lease payments at January 31, 2009 under all such leases, including minimum commitments under IT outsourcing agreements and the minimum lease payments accrued in the Company’s restructuring programs (see Note 8—Restructuring Programs) for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2010	$59,728
2011	50,176
2012	31,426
2013	27,400
2014	22,072
Thereafter	42,343

Total payments	$233,145

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

During the first four years of the lease term, the Company may, at its option, purchase any combination of the seven properties, at an amount equal to each of the property’s cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $107.4 million (the “residual value”). The Company’s residual value guarantee related to the Synthetic Lease has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2009, which are included in the future minimum lease payments presented above, was approximately $17.8 million.

The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 9—Revolving Credit Loans. As of January 31, 2009, the Company was in compliance with all such covenants.

In January 2007, the Company sold approximately six acres of excess land located in Miami, Florida. The sale was executed pursuant to the “excess sale” provisions of the Synthetic Lease agreement and resulted in a gain of $3.6 million recorded during the quarter ended January 31, 2007. This gain is included within “selling, general and administrative expenses” in the Company’s Consolidated Statement of Operations.

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

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2009 and 2008, the aggregate amount of guarantees under these arrangements totaled $31.9 million and $19.4 million, respectively, of which $23.1 million and $14.7 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Financial information by geographic segment is as follows:

	Year ended January 31,
	2009	2008	2007
	(In thousands)
Net sales to unaffiliated customers
Americas	$10,609,001	$11,003,893	$9,965,074
Europe	13,471,483	12,419,185	11,475,371

Total	$24,080,484	$23,423,078	$21,440,445

Operating income (loss)
Americas	$157,177	$170,685	$160,720
Europe(1)(2)	96,972	27,956	(156,930)
Stock-based compensation expense recognized under SFAS No. 123R	(11,990)	(10,287)	(7,973)

Total	$242,159	$188,354	$(4,183)

Depreciation and amortization
Americas	$17,820	$18,153	$17,344
Europe	33,414	35,728	35,790

	Year ended January 31,
	2009	2008	2007
	(In thousands)
Total	$51,234	$53,881	$53,134

Capital expenditures
Americas	$15,024	$22,618	$15,112
Europe	17,523	15,741	28,617

Total	$32,547	$38,359	$43,729

Identifiable assets
Americas	$1,740,757	$1,716,065	$1,601,962
Europe	3,282,997	3,504,870	3,101,902

Total	$5,023,754	$5,220,935	$4,703,864

Goodwill
Americas	$2,966	$2,966	$2,966
Europe(3)	11,644	—	—

Total	$14,610	$2,966	$2,966

(1)	For the year ended January 31, 2008, the amounts shown above include $16.1 million of restructuring costs related to the exit of the Company’s logistics center in Germany and changes in estimates of previously recorded restructuring accruals for the 2005 restructuring program and $14.5 million of loss on disposal of subsidiaries related to the closure of operations in the UAE and the sale of the Company’s Israel operations. For the year ended January 31, 2007, the amounts shown above include $23.8 million of restructuring charges related to the European restructuring program and $8.6 million in external consulting costs associated with the restructuring program (see also Note 8—Restructuring Programs).
(2)	For the year ended January 31, 2007, the amount shown above includes a non-cash charge of $136.1 million for the goodwill impairment in Europe (see also Note 5 —Goodwill and Intangible Assets).
(3)	Europe’s goodwill balance as of January 31, 2009 is the result of the May 2008 acquisition of certain assets of Scribona, AB (see also Note 6 – Acquisition).

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss (gain)” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet.

The Company utilizes life insurance policies to fund certain of the Company’s nonqualified employee benefit plans. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Operations. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the participants of the nonqualified employee benefit plans (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Operations.

The $350.0 million of convertible senior debentures are carried at cost. The estimated fair value of these convertible senior debentures was approximately $289.6 million at January 31, 2009, based upon quoted market information (level 1 criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

NOTE 17 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2009 and 2008 is as follows.

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Fiscal year 2009
Net sales	$6,065,814	$6,166,021	$6,136,112	$5,712,537

Gross profit	$294,667	$299,116	$297,974	$321,239

Net income	$22,966	$23,680	$18,390	$58,590

Income per share—basic	$0.43	$0.45	$0.37	$1.17

Income per share—diluted	$0.43	$0.45	$0.37	$1.17

Fiscal year 2008
Net sales	$5,402,077	$5,613,308	$5,923,814	$6,483,879

Gross profit	$255,248	$274,311	$283,746	$321,103

Net income	$9,902	$7,242	$40,949	$50,176

Income per share—basic	$0.18	$0.13	$0.74	$0.92

Income per share—diluted	$0.18	$0.13	$0.73	$0.92

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

Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2009. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met as of January 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of January 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of January 31, 2009 has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation:

We have audited Tech Data Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2009 of Tech Data Corporation and subsidiaries and our report dated March 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 23, 2009

ITEM 9B.	Other Information

On March 24, 2009, the Board of Directors of the Company approved amendments to the Company’s Bylaws. The amendments became effective immediately upon approval by the Board and implemented the changes summarized below.

Bylaw Article II was amended by inserting a new Section O that provides an advance notice requirement for shareholder proposals at the Company’s annual meeting. Pursuant to Section O of Article II, a shareholder must notify the Company in advance to nominate directors or propose business at an annual or special shareholder meeting. The Board of Directors believes it is in the shareholders’ interests to require advance notice and that certain information be provided when proposals are submitted.

The new provision provides that advance notice must be delivered to the Secretary of the Company not earlier than the 120th day nor later than the 90 th day prior to the anniversary of the preceding year’s annual meeting. In the event that the annual meeting date is more than 30 days before or more than 60 days after the anniversary date of the previous year’s annual meeting, the shareholder notice must be received by the later of the 90th day prior to the annual meeting and the 10th day following the mailing of notice or public announcement of the annual meeting by the Company.

For special meetings to elect directors, a shareholder may submit a nominee by delivering notice to the Secretary of the Company no later than the 30th day prior to such special meeting.

In the event that the number of directors is increased and there is no public announcement that names the nominees or specifies the size of the increased Board at least 100 days prior to the first anniversary of the preceding year’s annual meeting, a shareholder notice must be received by the Secretary of the Company not later than the 10th day following the day on which such public announcement is first made by the Company.

This advance notice bylaw also provides that certain information must be provided by the proposing shareholder, including:

•

Information regarding the proponent of the proposal, such as disclosure of beneficial owners and the number of shares beneficially owned, a description of any agreements among any group making the proposal and disclosure of hedging and derivative transactions entered into by the group;

•	Information regarding the nominee for director, such as their qualifications and eligibility, material relationships and compensation to be received by the nominee; and

•	Information regarding the business proposal, including a description of the reasons for the proposal and whether the proponent received any payment to make the proposal.

In addition to the amendments related to advance notice, the Bylaw amendments also include certain changes throughout the Bylaws to update references to officer titles and shareholders, add language referencing listing requirements and make technical corrections.

See the Bylaws of the Company included as Exhibit 3(ii) to this Form10-K.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement). The Proxy Statement for the 2009 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2009.

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

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement. However, the information included in such Proxy Statement included under the caption entitled “Report of the Audit Committee” shall not be deemed incorporated by reference in this Form 10-K and shall not otherwise be deemed filed under the Securities Act of 1933, as amended, or under the Exchange Act .

Audit Committee

Tech Data has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, Harry J. Harczak, Jr., and John Y. Williams.

Audit Committee Financial Expert

The Board of Directors of Tech Data has determined that Charles E. Adair, Chairman of the Audit Committee, and Harry J. Harczak, Jr. are audit committee financial experts as defined by Item 407(d) (5) (ii) of Regulation S-K under the Exchange Act, and all members of the Audit Committee are independent within the meaning of applicable SEC rule and listing standards.

ITEM 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is set forth under the caption “Independent Auditor Fees” in our Proxy Statement, which is incorporated herein by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders. The Proxy Statement for the 2009 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2009.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-N(9)	—	Amended and Restated Articles of Incorporation of the Company filed on June 17, 2004 with the Secretary of State of the State of Florida

3(ii)(1)		Bylaws of Tech Data Corporation as adopted on March 24, 2009.

4-A(15)	—	Indenture between the Company and JP Morgan Trust Company, National Association, as successor trustees Bank One Trust Company, N.A., dated as of December 10, 2001

10-G(7)	—	Employee Stock Ownership Plan as amended December 16, 1994

10-Z(4)	—	1990 Incentive and Non-Statutory Stock Option Plan as amended

10-AA(5)	—	Non-Statutory Stock Option Grant Form

10-BB(5)	—	Incentive Stock Option Grant Form

10-NN(8)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan

10-OO(8)	—	1995 Employee Stock Purchase Plan

10-AAa(10)	—	Transfer and Administration Agreement dated May 19, 2000

10-AAb(10)	—	Credit Agreement dated as of May 8, 2000

10-AAc(10)	—	Amended and Restated Participation Agreement dated as of May 8, 2000

10-AAd(10)	—	Amended and Restated Lease Agreement dated as of May 8, 2000

10-AAe(10)	—	Amended and Restated Agency Agreement dated as of May 8, 2000

10-AAg(12)	—	Tech Data Corporation 401(K) Savings Plan dated January 1, 2000

10-AAi(13)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAj(13)	—	2000 Equity Incentive Plan of Tech Data Corporation

10-AAl(17)	—	Amendment Agreement Number 1 to Credit Agreement dated November 21, 2002

10-AAo(18)	—	The Amended and Restated Credit Agreement dated May 2, 2003

10-AAq(19)	—	Second Amended and Restated Participation Agreement dated as of July 31, 2003

10-AAr(19)	—	Second Amended and Restated Lease Agreement dated as of July 31, 2003

10-AAs(19)	—	Second Amended and Restated Credit Agreement dated as of July 31, 2003

10-AAt(19)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAv(2)	—	Amendment Agreement Number 2 to Amended and Restated Credit Agreement dated as of January 30, 2004

10-AAw(16)	—	Amendment to the 2000 Equity Incentive Plan of Tech Data Corporation

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3

10-AAz(11)	—	Amendment Number 2 to Receivables Purchase and Servicing Agreement dated May 19, 2000

10-AAaa(6)	—	2005 Deferred Compensation Plan

10-AAbb(9)	—	Indenture for New 2% Subordinated Debentures between Tech Data and J.P. Morgan Trust Company, National Association and Table of Contents of Indenture, including Cross-Reference Table to the Trust Indenture Act of 1939 and including form of new 2% Subordinated Debenture as an exhibit

Exhibit Number		Description
10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000

10-AAcc(20)	—	Executive Severance Plan, effective March 31, 2005

10-AAdd(20)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAee(20)	—	Executive Incentive Plan – April 2005

10-AAff(20)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAgg(20)	—	Trade Receivables Purchase Facility Agreement between Tech Data Corporation and SunTrust Bank, dated May 26, 2005

10-AAhh(21)	—	First Amendment to Trade Receivables Purchase Facility Agreement

10-AAii(21)	—	Amendment No. 10 to Transfer and Administration Agreement

10-AAjj(23)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006

10-Akk(22)(23)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006

10-AAll(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement

10-AAmm(24)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement

10-AAnn(24)	—	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(24)	—	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(25)	—	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAqq(25)	—	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units

10-AArr(27)	—	Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(27)	—	Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(27)		Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(27)		Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(28)	—	Equity Incentive Bonus Plan

10-AAxx(28)	—	Trade Receivables Purchase Agreement

10-AAyy(29)	—	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-AAzz(30)	—	First Amendment to Trade Receivables Purchase Agreement.

10-BBa(31)		Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(31)		Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(31)		Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(32)		Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

21-A(1)	—	Subsidiaries of Registrant

23-A(1)	—	Consent of Ernst & Young LLP

24(1)	—	Power of Attorney (included on signature page)

Exhibit Number		Description

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 1992, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 33-41074.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 1995, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form S-4, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 27, 2004, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-93801.
(13)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2001, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-3, File No. 333-76858.
(16)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2003, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2003, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(22)	Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.
(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 20, 2007, File No. 0-14625.
(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2007, File No. 0-14625.
(28)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated April 30, 2007, File No. 0-14625.
(29)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2008, File No. 0-14625.
(30)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated April 30, 2008, File No. 0-14625.
(31)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated July 31, 2008, File No. 0-14625.
(32)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated October 31, 2008, File No. 0-14625

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2009	$64,146	$15,000	$(29,890)	$6,342	$55,598
2008	68,967	11,200	(30,175)	14,154	64,146
2007	60,375	27,655	(34,649)	15,586	68,967

(1)	“Other” primarily includes recoveries, dispositions and the effect of fluctuations in foreign currency.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2009.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 24, 2009
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer, Director (principal financial officer)	March 24, 2009
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	March 24, 2009
Joseph B. Trepani

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 24, 2009
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 24, 2009
Charles E. Adair

/s/ MAXIMILIAN ARDELT	Director	March 24, 2009
Maximilian Ardelt

/s/ HARRY J. HARCZAK, JR.	Director	March 24, 2009
Harry J. Harczak, Jr.

/s/ KATHY MISUNAS	Director	March 24, 2009
Kathy Misunas

/s/ THOMAS I. MORGAN	Director	March 24, 2009
Thomas I. Morgan

Signature	Title	Date

/s/ DAVID M. UPTON	Director	March 24, 2009
David M. Upton

/s/ JOHN Y. WILLIAMS	Director	March 24, 2009
John Y. Williams