Form 10-Q
period 2009-04-30
TECH DATA CORP
filed 2009-06-09
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, par value $.0015 per share	50,231,203

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2009	January 31, 2009
	(Unaudited)	(As Adjusted - See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$634,794	$528,023
Accounts receivable, less allowance for doubtful accounts of $54,208 and $55,598	2,277,938	2,346,185
Inventories	1,565,654	1,728,916
Prepaid expenses and other assets	178,093	168,673

Total current assets	4,656,479	4,771,797
Property and equipment, net	98,939	102,937
Other assets, net	153,080	148,362

Total assets	$4,908,498	$5,023,096

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit loans	$44,363	$57,906
Accounts payable	2,147,661	2,325,702
Accrued expenses and other liabilities	496,722	496,292

Total current liabilities	2,688,746	2,879,900
Long-term debt, net	333,860	331,233
Other long-term liabilities	69,554	69,950

Total liabilities	3,092,160	3,281,083

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2009 and January 31, 2009	89	89
Additional paid-in capital	768,684	775,754
Treasury stock, at cost (9,016,257 shares at April 30, 2009 and 9,214,889 shares at January 31, 2009)	(322,576)	(331,692)
Retained earnings	1,090,738	1,058,973
Accumulated other comprehensive income	275,131	234,569

Equity attributable to shareholders of Tech Data Corporation	1,812,066	1,737,693
Noncontrolling interest	4,272	4,320

Total equity	1,816,338	1,742,013

Total liabilities and equity	$4,908,498	$5,023,096

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2009	2008
		(As Adjusted – See Note 1)
Net sales	$4,990,959	$6,065,814
Cost of products sold	4,727,625	5,771,147

Gross profit	263,334	294,667
Selling, general and administrative expenses	213,405	252,301

Operating income	49,929	42,366

Other expense (income):
Interest expense	7,890	9,631
Discount on sale of accounts receivable	—	550
Interest income	(1,441)	(2,603)
Net foreign currency exchange loss	2,100	743

	8,549	8,321

Income before income taxes	41,380	34,045
Provision for income taxes	9,787	13,954

Consolidated net income	31,593	20,091
Net loss attributable to noncontrolling interest	172	1,288

Net income attributable to shareholders of Tech Data Corporation	$31,765	$ 21,379

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$0.63	$ 0.40

Diluted	$0.63	$ 0.40

Weighted average common shares outstanding:
Basic	50,153	52,845

Diluted	50,242	53,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2009	2008
		(As Adjusted – See Note 1)
Cash flows from operating activities:
Cash received from customers	$5,105,042	$6,035,731
Cash paid to suppliers and employees	(4,982,602)	(5,994,761)
Interest paid, net	(1,351)	(2,694)
Income taxes paid	(5,741)	(4,856)

Net cash provided by operating activities	115,348	33,420

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,320	—
Acquisition of businesses	(3,217)	—
Expenditures for property and equipment	(1,393)	(4,142)
Software and software development costs	(2,220)	(3,856)

Net cash used in investing activities	(3,510)	(7,998)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	685	426
Capital contribution from joint venture partner	—	1,000
Net (repayments) borrowings on revolving credit loans	(14,953)	36,577
Principal payments on long-term debt	(582)	(722)

Net (cash used in) provided by financing activities	(14,850)	37,281

Effect of exchange rate changes on cash and cash equivalents	9,783	10,697

Net increase in cash and cash equivalents	106,771	73,400
Cash and cash equivalents at beginning of year	528,023	447,340

Cash and cash equivalents at end of period	$634,794	$520,740

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$31,765	$21,379
Net loss attributable to noncontrolling interest	(172)	(1,288)

Consolidated net income	31,593	20,091
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,969	14,071
Provision for losses on accounts receivable	2,405	2,807
Stock-based compensation expense	2,798	2,683
Accretion of debt discount on convertible senior debentures	2,570	2,570
Changes in operating assets and liabilities:
Accounts receivable	114,308	(28,948)
Inventories	195,582	(68,603)
Prepaid expenses and other assets	(4,740)	(5,362)
Accounts payable	(220,530)	119,516
Accrued expenses and other liabilities	(19,607)	(25,405)

Total adjustments	83,755	13,329

Net cash provided by operating activities	$115,348	$33,420

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

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest (previously referred to as minority interest) is recognized for the portion of a consolidated joint venture not owned by the Company. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of April 30, 2009 and its results of operations and cash flows for the three months ended April 30, 2009 and 2008.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requiring the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in the parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The Company has adopted SFAS No. 160 effective February 1, 2009. Pursuant to the transition provisions of this standard, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The Company has concluded that FSP 14-1 is applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006. The provisions of FSP 14-1 are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective application to all periods presented. The impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annual basis and through the remaining periods the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of FSP 14-1 has had no impact on the Company’s consolidated cash flows. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of FSP 14-1.

The following financial statement line items for the three months ended April 30, 2008 and as of January 31, 2009, were impacted by the change in accounting principle:

	Three months ended April 30, 2008
	As adjusted	As previously reported	Effect of change increase (decrease)
	(In thousands, except per share data)
Consolidated Statement of Operations:
Interest expense	$9,631	$7,119	$2,512
Income before income taxes	34,045	36,557	(2,512)
Provision for income taxes	13,954	14,879	(925)
Consolidated net income	20,091	21,678	(1,587)
Net income attributable to shareholders of Tech Data Corporation	21,379	22,966	(1,587)

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$0.40	$0.43	$(0.03)

Diluted	$0.40	$0.43	$(0.03)

	As of January 31, 2009
	As adjusted	As previously reported	Effect of change increase (decrease)
	(In thousands)
Consolidated Balance Sheet:
Other assets, net	$148,362	$149,020	$(658)
Long-term debt, net	331,233	360,785	(29,552)
Other long-term liabilities (1)	69,950	63,639	6,311
Additional paid-in capital	775,754	744,242	31,512
Retained earnings	1,058,973	1,072,222	(13,249)

(1)

The $6.3 million increase in other long-term liabilities is comprised of a $10.6 million increase in deferred tax liabilities resulting from the adoption of FSP 14-1 offset by a $4.3 million decrease resulting from the reclassification of the Company’s noncontrolling interest (previously referred to as a “minority interest”) to a component of equity, as required by SFAS No. 160, discussed above.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2009 and 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2010.

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

Comprehensive income, net of taxes, for the three months ended April 30, 2009 and 2008 is as follows:

	Three months ended April 30,
	2009	2008
	(In thousands)
		(As Adjusted – See Note 1)
Comprehensive income:
Consolidated net income	$31,593	$20,091
Comprehensive loss attributable to noncontrolling interest	(48)	(1,015)

Comprehensive income attributable to shareholders of Tech Data Corporation	$31,545	$19,076

There were no income tax effects related to the change in cumulative translation adjustments for the three months ended April 30, 2009 or 2008.

Cash and Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the accompanying consolidated financial statements.

Recently Adopted Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this statement require expanded disclosures concerning where derivatives are recorded on the consolidated balance sheet and where gains / losses are recognized in the consolidated results of operations. The Company has adopted the disclosure provisions of SFAS No. 161 beginning with the quarter ended April 30, 2009, as discussed in Note 9 – Derivative Instruments.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supersedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. In April 2009, the FASB issued FSP 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”, which amends and clarifies the initial and subsequent accounting disclosures of contingencies in a business combination. The Company has adopted SFAS No. 141R effective February 1, 2009, and has applied the provisions of this standard and FSP 141 (R) -1 prospectively to business combinations made by the Company after February 1, 2009.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends both SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. This FSP will have no impact on the consolidated financial results as the requirements are disclosure only in nature and is effective for interim reporting periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009, and is required to be adopted by the Company beginning with the quarter ended July 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 165 but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to Tech Data Corporation by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 5 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2009			2008
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
				(As Adjusted – See Note 1)
Net income per common share attributable to shareholders of Tech Data Corporation - basic	$31,765	50,153	$0.63	$21,379	52,845	$0.40

Effect of dilutive securities:
Equity-based awards	—	89		—	269

Net income per common share attributable to shareholders of Tech Data Corporation - diluted	$31,765	50,242	$0.63	$21,379	53,114	$0.40

At April 30, 2009 and 2008, there were 5,714,002 and 4,394,675 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either April 30, 2009 or 2008 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2009	January 31, 2009
	(In thousands)
Receivables Securitization Program, interest rate of 1.72% at April 30, 2009, expiring October 2009	$—	$ —
Multi-currency Revolving Credit Facility, interest rate of 1.04% at April 30, 2009, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 3.64% at April 30, 2009, expiring on various dates throughout fiscal 2010	44,363	57,906

Total	$44,363	$57,906

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which expires in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $507.2 million and $439.9 million at April 30, 2009 and January 31, 2009. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $498.6 million at April 30, 2009 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.0 billion, of which $44.4 million was outstanding at April 30, 2009. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $839.7 million.

At April 30, 2009, the Company had issued standby letters of credit of $31.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

Long-Term Debt

	April 30, 2009	January 31, 2009
	(In thousands)
		(As Adjusted – See Note 1)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less— unamortized debt discount	(26,980)	(29,552)

Convertible senior debentures, net	323,020	320,448
Capital leases	11,868	11,767

	334,888	332,215
Less—current maturities (included in “accrued expenses and other liabilities”)	(1,028)	(982)

Total	$333,860	$331,233

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

As previously discussed in Note 1—Business and Summary of Significant Accounting Policies, the provisions of FSP 14-1 are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective application of all periods presented. The Company concluded that FSP 14-1 is applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006 and has accounted for the debt and equity components of the debentures in a manner that reflects the estimated nonconvertible debt borrowing rate at the date of the issuance of the debentures of 6.30%. At April 30, 2009, the if-converted value of the convertible senior debentures did not exceed the principal balance.

At April 30, 2009, the $27.0 million unamortized debt discount has a remaining amortization period of approximately 32 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

During both of the quarters ended April 30, 2009 and 2008, the Company has recorded contractual interest expense of $2.4 million and non-cash interest expense of $2.5 million resulting from the retroactive adoption of FSP 14-1 related to the $350 million convertible senior debentures.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 23.7% in the first quarter of fiscal 2010 and 41.0% in the first quarter of fiscal 2009. The decrease in the effective rate during the first quarter of fiscal 2010 compared to the same period of the prior year is primarily the result of the Company’s improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

On an absolute dollar basis, the provision for income taxes decreased 29.9% to $9.8 million in the first quarter of fiscal 2010 compared to $14.0 million in the same period of fiscal 2009 primarily due to the mix of earnings and losses in countries in which the Company operates.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods due to the relative mix of earnings or losses within the tax jurisdictions in which the Company operates such as: a) losses in tax jurisdictions where the Company is not able to record a tax benefit; b) earnings in tax jurisdictions where the Company has previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

The overall effective tax rate will continue to be dependent upon the geographic distribution of the Company’s earnings or losses, changes in tax laws, or interpretations of these laws in these operating jurisdictions. The Company monitors the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating the Company’s annual income tax rates, future income tax expense could be materially affected.

The Company’s future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company’s income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of the Company’s provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.

NOTE 5 — STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the three months ended April 30, 2009 and 2008, the Company recorded $2.8 million and $2.7 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At April 30, 2009, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active and which authorizes the issuance of a maximum of 9.5 million shares, including approximately 2.8 million shares available for future grants. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the three months ended April 30, 2009, the Company’s Board of Directors approved the issuance of 737,835 MV Stock-settled SARS and MVOs and 10,883 shares of restricted stock. In addition, during the three months ended April 30, 2009, 172,335 stock options were exercised, 208,112 shares of restricted stock vested and 58,943 equity-based awards were cancelled.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of MV Stock-settled SARs and MVO awards granted during the three months ended April 30, 2009. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the three months ended April 30, 2009 was $6.87 based on the two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	44%	3.18%	0%	1.67
Black-Scholes	4	44%	4.71%	0%	—

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $37.7 million and $31.9 million, respectively, of which approximately $25.7 million and $23.1 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 7 — SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2009	2008
	(In thousands)
		(As Adjusted – See Note 1)
Net sales to unaffiliated customers
Americas	$2,208,475	$2,695,938
Europe	2,782,484	3,369,876

Total	$4,990,959	$6,065,814

Operating income (1)
Americas	$25,264	$40,723

	Three months ended April 30,
	2009	2008
	(in thousands)
Europe	27,463	4,326
Stock-based compensation expense recognized under SFAS No. 123R	(2,798)	(2,683)

Total	$49,929	$42,366

Depreciation and amortization
Americas	$4,027	$4,869
Europe	6,942	9,202

Total	$10,969	$14,071

Capital expenditures
Americas	$1,596	$3,990
Europe	2,017	4,008

Total	$3,613	$7,998

Identifiable assets
Americas	$1,994,832	$1,905,375
Europe	2,913,666	3,623,843

Total	$4,908,498	$5,529,218

(1)	For the quarter ended April 30, 2008, the amounts shown above include $4.0 million of consulting and integration costs related to the acquisition of certain assets of Scribona, AB.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157 which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 and related pronouncements for financial assets and liabilities did not have a material effect on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange loss (gain)” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at April 30, 2009 and 2008 was an unrealized loss of $2.0 million and an unrealized gain of $1.0 million, respectively.

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

The $350.0 million of convertible senior debentures less unamortized debt discount are carried at cost. The estimated fair value of these convertible senior debentures was approximately $322.2 million at April 30, 2009, based upon quoted market information (level 1 criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

NOTE 9 — DERIVATIVE INSTRUMENTS

In the ordinary course of business, the Company is exposed to adverse movements in foreign currency exchange rates. The Company’s foreign currency risk management objective is to protect earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward, option and swap contracts to hedge both intercompany and third party loans, accounts receivable and accounts payable. These derivatives are not designated as hedging instruments.

The Company employs established policies and procedures to manage the exposure to fluctuations in the value of foreign currencies. It is the Company’s policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, the Company does not enter into derivative instruments for speculative or trading purposes.

The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payables denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in gross profit would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Norwegian krone, Polish zloty, Swedish krona and Swiss franc.

The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value of Financial Instruments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2009, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

In addition to focusing on superior execution, we continue to drive diversification and the realignment of our customer and vendor portfolio to help drive long-term profitability throughout all of our operations. For example, our joint venture with Brightstar Corporation, one of the world’s largest wireless distributors and supply chain solutions providers, distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. The joint venture also allows us to sell our core IT products to a new customer base serving the mobility market. In addition, we continue to strengthen our position with the small- and medium-business customer segment in several countries we operate, both organically and through acquisition. We are also expanding our product portfolio to include leading consumer electronics offerings and are exploring innovative third party logistics fulfillment services with certain vendor partners. As we continue to diversify, we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2009, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 17%.

The current economic environment has presented a number of challenges. The rapid decline in IT demand in several markets has required payroll and other cost reductions to mitigate the impact of the decline in sales and gross profit. In addition, the impact of the downturn has resulted in vendor incentive goals being more difficult to achieve in certain markets where IT demand has declined. This may result in even greater pressure on our gross margin, as we may not be able to completely offset the reduced vendor incentives by increasing our prices to our customers or reducing our costs. Finally, the downturn has resulted in a global tightening of credit. This has recently extended to those institutions insuring us against credit risks in several markets, primarily in Europe. This recent trend could impact the credit lines we offer to our customers. On the other hand, this trend could have a positive effect on our results to the extent that our vendors rely more on distributors with the financial strength of Tech Data to distribute their products. In addition, these constraints could impact the financing available to our customers through financial institutions and as a result, we may experience a higher level of customer defaults than we have seen in recent years. All of these trends are expected to continue throughout fiscal 2010. As we manage through these challenges and evaluate our pricing, credit management and purchasing policies and make adjustments, if any, within our customer or vendor portfolio or our cost structure, we may continue to experience sales declines in many of the markets we operate, negatively impacting our financial results. The extent of the negative impact on our operating results will depend upon the length and severity of the global economic downturn.

While we continued to face the challenges of the aforementioned uncertain macroeconomic environment and continued softness in demand for technology products and services globally throughout the first quarter of fiscal 2010, overall we were pleased with the Company’s first quarter fiscal 2010 financial performance. Our first quarter fiscal 2010 net sales were negatively impacted by the decline in IT spending, but our strength in execution and prudent management discipline drove continued improvement in our operating performance. We achieved a year-over-year increase in gross margin, primarily as a result of solid execution of our inventory, pricing and freight management policies, most notably in Europe. Our strong execution in the region also resulted in the realization of incremental vendor incentives during the quarter. In addition, we improved our market share position within several countries in Europe during the quarter. In the Americas, we continued to experience heightened competitive pricing conditions and felt pressure from economic softness in the region. While the Americas results may not be at the level of recent years, considering the economic environment, we believe the region continues to provide solid profitability and returns on invested capital. We continue to focus on improving our sales execution, pricing and vendor rebate management practices to improve profitability in the region.

During the first quarter of fiscal 2010, we made several business acquisitions in the European distribution marketplace. While the acquisitions are not anticipated to have a significant impact on our consolidated results of operations during fiscal 2010, we believe the acquisitions will further diversify our product and customer portfolio and are important additions in their respective markets, while leveraging our existing infrastructure, in Europe.

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

Effective February 1, 2009, we adopted the provisions of Financial Accounting Standards Board Staff Position (“FSP”) APB 14-1, APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 changes the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of FSP 14-1 require retrospective application to all periods presented and we have applied the provisions of FSP 14-1 to the Company’s $350.0 million convertible senior debentures issued in December 2006. The impact of the adoption of FSP 14-1 will be an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annual basis during fiscal 2010 and through the remaining periods the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of FSP 14-1 has had no impact on the Company’s consolidated cash flows. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of FSP 14-1. See further discussion related to our adoption of FSP 14-1 included in Note 1 of Notes to the Consolidated Financial Statements.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2009 and 2008:

	Three months ended April 30, 2009		Three months ended April 30, 2008
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,208,475	44.2%	$2,695,938	44.4%
Europe	2,782,484	55.8%	3,369,876	55.6%

Worldwide	$4,990,959	100.0%	$6,065,814	100.0%

	Three months ended April 30,
	2009	2008
Year-over-year (decrease) increase in net sales (%):
Americas	(18.1)%	8.0%
Europe (US$)	(17.4)%	16.0%
Europe (euro)	(2.6)%	0.2%
Worldwide	(17.7)%	12.3%

	Three months ended April 30, 2009		Three months ended April 30, 2008
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$25,264	1.14%	$40,723	1.51%
Europe	27,463	0.99%	4,326	0.13%
Stock-based compensation expense recognized under SFAS No. 123R	(2,798)	(0.06)%	(2,683)	(0.04)%

Worldwide	$49,929	1.01%	$42,366	0.70%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 30% of our net sales for both the first quarter of fiscal 2010 and 2009.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three months ended April 30, 2009 and 2008, as follows:

	Three months ended April 30,
	2009	2008
		(As Adjusted –See Note 1)
Net sales	100.00%	100.00%
Cost of products sold	94.72	95.14

Gross profit	5.28	4.86
Selling, general and administrative expenses	4.27	4.16

Operating income	1.01	0.70

Other expense (income):
Interest expense	.16	.16
Discount on sale of accounts receivable	.00	.01
Interest income	(.03)	(.04)
Net foreign currency exchange loss	.04	.01

	.17	.14

Income before income taxes	.84	.56
Provision for income taxes	.20	.23

Consolidated net income	.64	.33
Net loss attributable to noncontrolling interest	.00	.02

Net income attributable to shareholders of Tech Data Corporation	.64%	.35%

Three months ended April 30, 2009 and 2008

Net Sales

Our consolidated net sales were $5.0 billion in the first quarter of fiscal 2010, a decrease of 17.7% when compared to the first quarter of fiscal 2009. The strengthening of the US dollar against certain foreign currencies negatively impacted our year-over-year first quarter net sales comparison by approximately 10%.

On a regional basis, during the first quarter of fiscal 2010, net sales in the Americas decreased by 18.1% over the first quarter of fiscal 2009 and decreased by 17.4% in Europe (a decrease of 2.6% on a euro basis). First quarter fiscal 2010 sales performance in the Americas was affected by the declining economy and related slowdown in IT spending as well as competitive pricing pressures. Our sales performance on a euro basis in Europe during the first quarter of fiscal 2010 was also impacted by the challenging economic environment, partially offset by market share gains in select markets. In addition, we benefited from our May 2008 acquisition of Scribona, AB in the Nordics, which contributed year-over-year growth in the first quarter of fiscal 2010.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 5.28% during the first quarter of fiscal 2010 from 4.86% in the first quarter of fiscal 2009. The increase in gross margin is primarily attributable to improved execution of our inventory, pricing and freight management practices, primarily in Europe. Our strong execution in the region also resulted in the realization of incremental vendor incentives during the quarter. The increase in gross margin in Europe was partially offset by competitive pricing conditions in the Americas. The difficult macroeconomic environment and uncertainty surrounding demand for IT products and future vendor incentive goals may hinder our ability to maintain gross margin at its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.27% in the first quarter of fiscal 2010, compared to 4.16% in the first quarter of fiscal 2009. The increase in SG&A as a percentage of sales for the first quarter of fiscal 2010 is primarily the result of a decrease in net sales for the first quarter of fiscal 2010 in comparison with the same period of the prior year.

In absolute dollars, worldwide SG&A decreased by $38.9 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The year-over-year decrease in SG&A is primarily attributable to the strengthening of the U.S. dollar against certain foreign currencies and our prudent cost management actions, including adjustments to headcount and other reductions in payroll related expenses, primarily in the Americas. In addition, SG&A expense during the first quarter of fiscal 2009 also included $4.0 million of consulting and integration costs related to our acquisition of certain assets of Nordic-based Scribona, AB, which did not recur in the first quarter of fiscal 2010.

Interest Expense and Interest Income

Interest expense decreased 18.1% to $7.9 million in the first quarter of fiscal 2010 compared to $9.6 million in the first quarter of the prior year. The decrease in interest expense for the first quarter of fiscal 2010 is attributable to lower interest rates on revolving credit loans and lower average outstanding debt balances during the first quarter of fiscal 2010 compared to the same period of the prior year.

Interest expense for both of the quarters ended April 30, 2009 and 2008, includes contractual interest expense of $2.4 million and non-cash interest expense of $2.5 million resulting from the retroactive adoption of FSP 14-1 related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements further discussion).

Interest income decreased 44.6% to $1.4 million in the first quarter of fiscal 2010 from $2.6 million in the first quarter of the prior year. The decrease in interest income during the first quarter of fiscal 2010 is primarily attributable to lower interest rates on short-term cash investments compared to the same period of the prior year.

Net Foreign Currency Exchange Loss

We realized a net foreign currency exchange loss of $2.1 million during the first quarter of fiscal 2010 compared to a net foreign currency exchange loss of $0.7 million during the first quarter of fiscal 2009. The loss incurred this quarter is primarily comprised of the costs of utilizing forward contracts to hedge our foreign currency exposures and the net foreign currency loss on accounts payable denominated in currencies other than the functional currency of the respective market where we consider inventory as an economic hedge (further discussed below).

As a result of subsidiaries outside of the U.S. purchasing certain inventory in currencies other than the currency in which the inventory is sold, we recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro and the euro and the U.S. dollar versus other currencies. It is our policy to minimize foreign currency exchange gains and losses through an effective hedging program. Under this program, we will typically enter into forward contracts to hedge a portion of our net monetary exposure. In certain cases where we expect our product selling prices to fluctuate with changes in foreign currency exchange rates, we consider the value of such inventory on hand as a hedge against the related foreign currency denominated accounts payable. Under this strategy, to the extent we incur a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency as a result of changes in foreign currency exchange rates, we would typically expect to see a corresponding increase (decrease) in selling prices upon the sale of the respective inventory.

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

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest (previously referred to as minority interest) for the first quarter of fiscal 2010 was $0.2 million compared to a net loss attributable to noncontrolling interest of $1.3 million for the first quarter of fiscal 2009. The net loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture losses as the joint venture is a consolidated subsidiary in our financial statements. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been significant.

Provision for Income Taxes

Our effective tax rate was 23.7% in the first quarter of fiscal 2010 and 41.0% in the first quarter of fiscal 2009. The decrease in the effective rate during the first quarter of fiscal 2010 compared to the same period of the prior year is primarily the result of our improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes decreased 29.9% to $9.8 million in the first quarter of fiscal 2010 compared to $14.0 million in the same period of fiscal 2009 primarily due to the mix of earnings and losses in countries in which we operate.

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

The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses, changes in tax laws, or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual income tax rates, future income tax expense could be materially affected.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2009 and 2008:

	Three months ended April 30,
	2009	2008
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$115,348	$33,420
Investing activities	(3,510)	(7,998)
Financing activities	(14,850)	37,281
Effect of exchange rate changes on cash and cash equivalents	9,783	10,697

Net increase in cash and cash equivalents	$106,771	$73,400

Net cash provided by operating activities was $115.3 million for the first three months of fiscal 2010 compared to $33.4 million for the same period of the prior year. The increase in cash provided by operating activities during the first quarter of fiscal 2010 compared to the same period of the prior year is primarily due to our earnings and the timing of both cash receipts from our customers and payments to our vendors. We manage working capital by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels, that we use to manage our working capital. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days remained consistent at 30 days at the end of both the first quarters of fiscal 2010 and 2009. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 37% at the end of the first quarter of fiscal 2010, meaning our accounts payable balances exceeded our inventory balances by 37%. This compares to negative owned inventory of 41% at the end of the first quarter of fiscal 2009.

The following table presents the components of our cash conversion cycle, in days, for the quarters ended April 30, 2009 and 2008:

	Three months ended April 30,
	2009	2008
Days of sales outstanding	41	42
Days of supply in inventory	30	27
Days of purchases outstanding	(41)	(39)

Cash conversion cycle (days)	30	30

Net cash used in investing activities of $3.5 million during the first quarter of fiscal 2010 is the net result of $3.3 million of proceeds received from the sale of one of the facilities at our Clearwater, Florida campus, $3.2 million of cash used for acquisitions in Europe and $3.6 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $33.0 million during fiscal 2010 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $14.8 million during the first quarter of fiscal 2010 reflects $15.5 million of net repayments on our revolving credit lines and long-term debt offset by $0.7 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of April 30, 2009, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. We pay interest (rate of 1.72% at April 30, 2009) on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest (rate of 1.04% at April 30, 2009) under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $498.6 million at April 30, 2009 to support our worldwide operations (average interest rate on the borrowings was 3.64% at April 30, 2009).

The total capacity of the aforementioned credit facilities was approximately $1.0 billion, of which $44.4 million was outstanding at April 30, 2009. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $839.7 million.

At April 30, 2009, the Company had issued standby letters of credit of $31.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

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

See further discussion of our credit facilities, convertible senior debentures and standby letters of credit in Note 3 of Notes to Consolidated Financial Statements.

Our debt to capital ratio was 17% at April 30, 2009. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $9.3 million at April 30, 2009. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of April 30, 2009, we were in compliance with all such covenants.

Guarantees

As is customary in the IT industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory purchase obligations is remote.

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $37.7 million and $31.9 million, respectively, of which approximately $25.7 million and $23.1 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. No material changes have occurred in our market risks since January 31, 2009.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2010.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	June 9, 2009
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 9, 2009
Jeffery P. Howells

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	June 9, 2009
Joseph B. Trepani