Form 10-Q
period 2009-07-31
TECH DATA CORP
filed 2009-09-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 21, 2009
Common stock, par value $.0015 per share	50,275,730

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2009	January 31, 2009
		(As Adjusted - See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$1,066,358	$528,023
Accounts receivable, less allowance for doubtful accounts of $56,090 and $55,598	2,331,503	2,346,185
Inventories	1,504,660	1,728,916
Prepaid expenses and other assets	172,644	168,673

Total current assets	5,075,165	4,771,797
Property and equipment, net	93,488	102,937
Other assets, net	170,258	148,362

Total assets	$5,338,911	$5,023,096

LIABILITIES AND EQUITY

Current liabilities:
Revolving credit loans	$43,178	$57,906
Accounts payable	2,376,528	2,325,702
Accrued expenses and other liabilities	536,866	496,292

Total current liabilities	2,956,572	2,879,900
Long-term debt, net	333,478	331,233
Other long-term liabilities	69,376	69,950

Total liabilities	3,359,426	3,281,083

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2009 and January 31, 2009	89	89
Additional paid-in capital	770,342	775,754
Treasury stock, at cost (8,971,692 shares at July 31, 2009 and 9,214,889 shares at January 31, 2009)	(320,976)	(331,692)
Retained earnings	1,125,895	1,058,973
Accumulated other comprehensive income	399,679	234,569

Equity attributable to shareholders of Tech Data Corporation	1,975,029	1,737,693
Noncontrolling interest	4,456	4,320

Total equity	1,979,485	1,742,013

Total liabilities and equity	$5,338,911	$5,023,096

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Net sales	$5,183,731	$6,166,021	$10,174,690	$12,231,835
Cost of products sold	4,914,847	5,866,905	9,642,472	11,638,052

Gross profit	268,884	299,116	532,218	593,783
Selling, general and administrative expenses	215,200	256,964	428,605	509,265

Operating income	53,684	42,152	103,613	84,518

Other expense (income):
Interest expense	7,135	9,656	15,025	19,287
Discount on sale of accounts receivable	—	590	—	1,140
Interest income	(412)	(2,621)	(1,853)	(5,224)
Net foreign currency exchange (gain) loss	(190)	1,227	1,910	1,970

	6,533	8,852	15,082	17,173

Income before income taxes	47,151	33,300	88,531	67,345
Provision for income taxes	12,141	11,989	21,928	25,943

Consolidated net income	35,010	21,311	66,603	41,402
Net loss attributable to noncontrolling interest	147	782	319	2,070

Net income attributable to shareholders of Tech Data Corporation	$35,157	$22,093	$66,922	$43,472

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.70	$0.42	$1.33	$0.83

Diluted	$0.70	$0.42	$1.33	$0.82

Weighted average common shares outstanding:
Basic	50,252	52,109	50,203	52,473

Diluted	50,461	52,427	50,352	52,766

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2009	2008
		(As Adjusted – See Note 1)
Cash flows from operating activities:
Cash received from customers	$10,373,918	$12,219,809
Cash paid to suppliers and employees	(9,822,409)	(12,041,914)
Interest paid, net	(7,711)	(9,344)
Income taxes paid	(18,235)	(28,595)

Net cash provided by operating activities	525,563	139,956

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,320	—
Acquisition of businesses	(8,153)	(68,212)
Expenditures for property and equipment	(3,915)	(9,459)
Software and software development costs	(4,872)	(8,562)

Net cash used in investing activities	(13,620)	(86,233)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,234	1,137
Cash paid for purchase of treasury stock	—	(83,150)
Capital contribution from joint venture partner	—	1,000
Net (repayments) borrowings on revolving credit loans	(18,187)	37,339
Principal payments on long-term debt	(5,286)	(1,002)

Net cash used in financing activities	(22,239)	(44,676)

Effect of exchange rate changes on cash and cash equivalents	48,631	11,934

Net increase in cash and cash equivalents	538,335	20,981
Cash and cash equivalents at beginning of year	528,023	447,340

Cash and cash equivalents at end of period	$1,066,358	$468,321

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$66,922	$43,472
Net loss attributable to noncontrolling interest	(319)	(2,070)

Consolidated net income	66,603	41,402
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	22,483	27,766
Provision for losses on accounts receivable	2,663	7,853
Stock-based compensation expense	5,631	5,694
Accretion of debt discount on convertible senior debentures	5,139	5,139
Changes in operating assets and liabilities:
Accounts receivable	199,404	(10,298)
Inventories	341,742	(63,609)
Prepaid expenses and other assets	26,670	(16,094)
Accounts payable	(113,109)	172,469
Accrued expenses and other liabilities	(31,663)	(30,366)

Total adjustments	458,960	98,554

Net cash provided by operating activities	$525,563	$139,956

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of July 31, 2009 and its results of operations and cash flows for the three and six months ended July 31, 2009 and 2008. The Company has evaluated all subsequent events through the time at which the Company’s Form 10-Q for the quarter ended July 31, 2009 was filed with the SEC on September 1, 2009.

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

The following financial statement line items for the three and six months ended July 31, 2008 and as of January 31, 2009, were impacted by the change in accounting principles:

	Three months ended July 31, 2008		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands, except per share data)
Consolidated Statement of Operations:
Interest expense	$9,656	$7,144	$2,512
Income before income taxes	33,300	35,812	(2,512)
Provision for income taxes	11,989	12,914	(925)
Consolidated net income	21,311	22,898	(1,587)
Net income attributable to shareholders of Tech Data Corporation	22,093	23,680	(1,587)

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$0.42	$0.45	$(0.03)

Diluted	$0.42	$0.45	$(0.03)

	Six months ended July 31, 2008		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands, except per share data)
Consolidated Statement of Operations:
Interest expense	$19,287	$14,263	$5,024
Income before income taxes	67,345	72,369	(5,024)
Provision for income taxes	25,943	27,793	(1,850)
Consolidated net income	41,402	44,576	(3,174)
Net income attributable to shareholders of Tech Data Corporation	43,472	46,646	(3,174)

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$0.83	$0.89	$(0.06)

Diluted	$0.82	$0.88	$(0.06)

	As of January 31, 2009		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands)
Consolidated Balance Sheet:
Other assets, net	$148,362	$149,020	$(658)
Long-term debt, net	331,233	360,785	(29,552)
Other long-term liabilities (1)	69,950	63,639	6,311
Additional paid-in capital	775,754	744,242	31,512
Retained earnings	1,058,973	1,072,222	(13,249)

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

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2009 and 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2010.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” Other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income attributable to the shareholders of the Company for the three and six months ended July 31, 2009 and 2008 is as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
	(In thousands)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
Comprehensive income:
Consolidated net income	$35,010	$21,311	$66,603	$41,402
Change in consolidated CTA (1)	124,548	4,628	165,110	66,662

Total comprehensive income	159,558	25,939	231,713	108,064
Less—comprehensive income (loss) attributable to noncontrolling interest	184	(775)	136	(1,789)

Comprehensive income attributable to shareholders of Tech Data Corporation	$159,374	$26,714	$231,577	$109,853

(1)	There were no income tax effects related to the change in cumulative translation adjustments for the three and six months ended July 31, 2009 or 2008.

Cash and Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the accompanying consolidated financial statements.

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supersedes Statement of Financial Accounting Standards No. 141, “Business Combinations,” and establishes principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. SFAS No. 141R requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. SFAS No. 141R also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. In April 2009, the FASB issued FSP 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”, which amends and clarifies the initial and subsequent accounting disclosures of contingencies in a business combination. The Company has adopted SFAS No. 141R effective February 1, 2009, and has applied the provisions of this standard and FSP 141 (R) -1 prospectively to business combinations made by the Company subsequent to January 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this statement require expanded disclosures concerning where derivatives are recorded on the consolidated balance sheet and where gains / losses are recognized in the consolidated results of operations. The Company has adopted the disclosure provisions of SFAS No. 161 beginning with the quarter ended April 30, 2009, as discussed in Note 9 – Derivative Instruments.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends both SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The Company has adopted this FSP effective July 31, 2009, which had no impact on the consolidated financial results as the requirements are disclosure only in nature. See related disclosures in Note 8 – Fair Value of Financial Instruments and Note 9 – Derivative Instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company’s quarter ended July 31, 2009 and had no impact on the consolidated financial results. See related disclosure included above.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS 166 limits the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166. SFAS No. 166 will be effective for the Company beginning February 1, 2010 (the first day of fiscal 2011) and early application is prohibited. The Company is currently in the process of assessing what impact SFAS No. 166 may have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. SFAS No. 167 also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS No. 167, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. SFAS No. 167 will be effective for the Company beginning February 1, 2010 (the first day of fiscal 2011) and early application is prohibited. The Company is currently in the process of assessing what impact SFAS No. 167 may have on its consolidated financial position, results of operations or cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data Corporation by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 5 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	Three months ended July 31,
	2009			2008
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
				(As Adjusted – See Note 1)
Net income per common share attributable to shareholders of Tech Data Corporation - basic	$35,157	50,252	$0.70	$22,093	52,109	$0.42

Effect of dilutive securities:
Equity-based awards	—	209		—	318

Net income per common share attributable to shareholders of Tech Data Corporation - diluted	$35,157	50,461	$0.70	$22,093	52,427	$0.42

	Six months ended July 31,
	2009			2008
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
				(As Adjusted – See Note 1)
Net income per common share attributable to shareholders of Tech Data Corporation - basic	$66,922	50,203	$1.33	$43,472	52,473	$0.83

Effect of dilutive securities:
Equity-based awards	—	149		—	293

Net income per common share attributable to shareholders of Tech Data Corporation - diluted	$66,922	50,352	$1.33	$43,472	52,766	$0.82

At July 31, 2009 and 2008, there were 3,964,260 and 4,185,272 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either July 31, 2009 or 2008 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	July 31, 2009	January 31, 2009
	(In thousands)
Receivables Securitization Program, interest rate of 1.56% at July 31, 2009, expiring October 2009	$—	$ —
Multi-currency Revolving Credit Facility, interest rate of .91% at July 31, 2009, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 3.98% at July 31, 2009, expiring on various dates throughout fiscal 2010	43,178	57,906

Total	$43,178	$57,906

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which expires in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $511.8 million and $439.9 million at July 31, 2009 and January 31, 2009, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $531.1 million at July 31, 2009 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $1.1 billion, of which $43.2 million was outstanding at July 31, 2009. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $876.5 million.

At July 31, 2009, the Company had issued standby letters of credit of $33.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

Long-Term Debt

	July 31, 2009	January 31, 2009
	(In thousands)
		(As Adjusted – See Note 1)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less— unamortized debt discount	(24,413)	(29,552)

Convertible senior debentures, net	325,587	320,448
Capital leases	8,341	11,767

	333,928	332,215
Less—current maturities (included in “accrued expenses and other liabilities”)	(450)	(982)

Total	$333,478	$331,233

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

As previously discussed in Note 1—Business and Summary of Significant Accounting Policies, the provisions of FSP 14-1 are effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective application of all periods presented. The Company concluded that FSP 14-1 is applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006 and has accounted for the debt and equity components of the debentures in a manner that reflects the estimated nonconvertible debt borrowing rate at the date of the issuance of the debentures of 6.30%. At July 31, 2009, the if-converted value of the convertible senior debentures did not exceed the principal balance.

At July 31, 2009, the $24.4 million unamortized debt discount has a remaining amortization period of approximately 29 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

During the three and six months ended July 31, 2009 and 2008, the Company has recorded contractual interest expense of $2.4 million and $4.8 million, respectively, and non-cash interest expense of $2.5 million and $5.0 million, respectively, resulting from the retrospective adoption of FSP 14-1 related to the $350 million convertible senior debentures.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 25.7% in the second quarter of fiscal 2010 and 36.0% in the second quarter of fiscal 2009. The Company’s effective tax rate was 24.8% for the first semester of fiscal 2010 compared to 38.5% for the same period of the prior year. The decrease in the effective rate for both the second quarter and first semester of fiscal 2010 compared to the same periods of the prior year is primarily the result of the Company’s improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

On an absolute dollar basis, the provision for income taxes remained relatively consistent at $12.1 million for the second quarter of fiscal 2010 compared to $12.0 million in the same period of fiscal 2009 and decreased 15.5% to $21.9 million for the first semester of fiscal 2010 compared to $25.9 million in the first semester of fiscal 2009. The provision for income taxes in these periods was primarily impacted by the mix of earnings and losses in countries in which the Company operates.

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

The Company’s future effective tax rates could be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company’s income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of the Company’s provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.

NOTE 5 — STOCK-BASED COMPENSATION

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). For the six months ended July 31, 2009 and 2008, the Company recorded $5.6 million and $5.7 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At July 31, 2009, the Company had awards outstanding from five equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes approximately 3.8 million shares available for future grants. Under the plans, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the six months ended July 31, 2009, the Company’s Board of Directors approved the issuance of 787,587 MV Stock-settled SARS and MVOs and 175,379 shares of restricted stock. In addition, during the six months ended July 31, 2009, 189,971 stock options were exercised, 235,577 shares of restricted stock vested and 248,958 equity-based awards were cancelled.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of MV Stock-settled SARs and MVO awards granted during the six months ended July 31, 2009. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the six months ended July 31, 2009 was $7.01 based on the two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	44%	3.26%	0%	1.66
Black-Scholes	4	44%	4.78%	0%	—

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $48.1 million and $31.9 million, respectively, of which approximately $37.9 million and $23.1 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
Net sales to unaffiliated customers:
Americas	$2,397,783	$2,804,637	$4,606,258	$5,500,575
Europe	2,785,948	3,361,384	5,568,432	6,731,260

Total	$5,183,731	$6,166,021	$10,174,690	$12,231,835

Operating income:(1)
Americas	$34,052	$39,476	$59,316	$80,199
Europe	22,465	5,687	49,928	10,013
Stock-based compensation expense recognized under SFAS No. 123R	(2,833)	(3,011)	(5,631)	(5,694)

Total	$53,684	$42,152	$103,613	$84,518

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Depreciation and amortization:
Americas	$3,972	$4,661	$7,999	$9,530
Europe	7,542	9,034	14,484	18,236

Total	$11,514	$13,695	$22,483	$27,766

Capital expenditures:
Americas	$2,496	$4,347	$4,092	$8,337
Europe	2,678	5,676	4,695	9,684

Total	$5,174	$10,023	$8,787	$18,021

Identifiable assets:
Americas	$1,881,570	$1,924,619	$1,881,570	$1,924,619
Europe	3,457,341	3,619,115	3,457,341	3,619,115

Total	$5,338,911	$5,543,734	$5,338,911	$5,543,734

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange (gain) loss” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either “other current assets” or “other current liabilities” in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at July 31, 2009 and 2008 was an unrealized loss of $13.2 million and $0.3 million, respectively.

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

The $350.0 million of convertible senior debentures less unamortized debt discount are carried at cost. The estimated fair value of these convertible senior debentures was approximately $331.6 million at July 31, 2009, based upon quoted market information (level 1 criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

NOTE 9 — DERIVATIVE INSTRUMENTS

In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company’s foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes through the use of foreign currency forward contracts to hedge both intercompany and third party loans, accounts receivable and accounts payable. These derivatives are not designated as hedging instruments.

The Company employs established policies and procedures to manage the exposure to fluctuations in the value of foreign currencies. It is the Company’s policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, the Company does not enter into derivative instruments for speculative or trading purposes.

The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in gross profit would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.

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

In addition to focusing on superior execution, we continue to drive diversification and the realignment of our customer and vendor portfolio to help drive long-term profitability throughout all of our operations. For example, our joint venture with Brightstar Corporation, one of the world’s largest wireless distributors and supply chain solutions providers, distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. The joint venture also allows us to sell our core IT products to a new customer base serving the mobility market. In addition, we continue to strengthen our position with the small- and medium-business customer segment in several countries in which we operate, both organically and through acquisition. We are also expanding our product portfolio to include leading consumer electronics offerings and are exploring innovative third party logistics fulfillment services with some vendor partners. As we implement our diversification strategy, we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2009, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.

The current economic environment has remained challenging and the related decline in the demand for IT products has required payroll and other cost reductions to mitigate the impact of the decline in sales and gross profit. In addition, the impact of the downturn has resulted in some vendor incentive goals being more difficult to achieve. This creates even greater pressure on our gross profit, as we may not be able to completely offset the reduced vendor incentives by increasing our prices to our customers or reducing our costs. The downturn has also led to a global tightening of credit and has impacted those institutions insuring us against credit risks in several markets, primarily in Europe. Modifications to our insurance agreements could impact the credit lines we offer to our customers. This reduction in credit availability could have a positive effect on our results to the extent that our vendors rely more on distributors with the financial strength of Tech Data to distribute their products. All of these constraints impact the financing available to our customers through financial institutions and as a result, we may experience a higher level of customer defaults than we have seen in recent years. While we have seen some recent stabilization in the Americas, these trends are expected to continue in the foreseeable future. As we manage through these challenges and evaluate our pricing, credit management and purchasing policies and make adjustments, if any, within our customer or vendor portfolio or our cost structure, we may continue to experience sales declines in many of the markets in which we operate, thereby impacting our consolidated financial results.

While we continued to face the challenges of the uncertain macroeconomic environment and continued softness in demand for technology products and services globally throughout the first semester of fiscal 2010, overall we were pleased with the Company’s financial performance during the period. Both our first and second quarter fiscal 2010 net sales were negatively impacted by the decline in IT spending, but our strength in execution and prudent cost management drove continued improvement in our operating performance. For the first semester of fiscal 2010, we achieved a year-over-year increase in gross margin, primarily as a result of solid execution of our inventory, pricing and freight management policies. In Europe, we continued to improve our business execution, resulting in significant improvements in our year-over-year operating performance in the majority of the countries in which we operate. Our focus on execution in the region has also allowed us to outperform the market in recent quarters. In the Americas, although we continued to feel pressure from economic softness in the region, during our second quarter we saw marked improvement in the region’s operating performance compared to our first quarter this year with sequential net sales growth and an increase in the operating margin of the region. While the Americas results may not be at the level of recent years, considering the economic environment, we believe the region continues to provide solid profitability and returns on invested capital. We continue to focus on our sales execution, pricing and vendor rebate management practices to improve profitability throughout our operations.

During the first semester of fiscal 2010, we made several business acquisitions in the European distribution marketplace. While the acquisitions are not anticipated to have a significant impact on our consolidated results of operations during fiscal 2010, we believe the acquisitions will further diversify our product and customer portfolio and are important additions in their respective markets, while leveraging our existing infrastructure in Europe.

We believe our strategy focused on execution, diversification and innovation will provide further improvements to our financial results. However, the uncertainty surrounding the current macroeconomic environment and related decrease in demand in IT spending may hinder our ability to maintain or improve our operating margins, both in Europe and the Americas. We are constantly monitoring the factors that we can control, including our management of costs, working capital and capital spending and we will continue to work to manage our net sales, profitability and market share. We will also continue to make targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 10% of our net sales; (3) the value and adequacy of collateral received from customers, if any;(4) our historical loss experience and (5) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Results of Operations

We do not consider stock-based compensation expense recognized under SFAS No. 123R (revised 2004), “Share-Based Payments” in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2009 and 2008:

	Three months ended July 31, 2009		Three months ended July 31, 2008
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,397,783	46.3%	$2,804,637	45.5%
Europe	2,785,948	53.7%	3,361,384	54.5%

Worldwide	$5,183,731	100.0%	$6,166,021	100.0%

	Six months ended July 31, 2009		Six months ended July 31, 2008
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$4,606,258	45.3%	$5,500,575	45.0%
Europe	5,568,432	54.7%	6,731,260	55.0%

Worldwide	$10,174,690	100.0%	$12,231,835	100.0%

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
Year-over-year increase (decrease) in net sales (%):
Americas	(14.5)%	(3.3)%	(16.3)%	1.9%
Europe (US$)	(17.1)%	23.9%	(17.3)%	19.8%
Europe (euro)	(7.0)%	7.4%	(4.8)%	3.7%
Worldwide	(15.9)%	9.8%	(16.8)%	11.0%

	Three months ended July 31, 2009		Three months ended July 31, 2008
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$34,052	1.42%	$39,476	1.41%
Europe	22,465	0.81%	5,687	0.17%
Stock-based compensation expense recognized under SFAS No. 123R	(2,833)	(0.05)%	(3,011)	(0.05)%

Worldwide	$53,684	1.04%	$42,152	0.68%

	Six months ended July 31, 2009		Six months ended July 31, 2008
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$59,316	1.29%	$80,199	1.46%
Europe	49,928	0.90%	10,013	0.15%
Stock-based compensation expense recognized under SFAS No. 123R	(5,631)	(0.06)%	(5,694)	(0.05)%

Worldwide	$103,613	1.02%	$84,518	0.69%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 28% and 29%, respectively, of our net sales for the second quarter of fiscal 2010 and 2009.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and six months ended July 31, 2009 and 2008, as follows:

	Three months ended July 31,		Six months ended July 31,
	2009	2008	2009	2008
		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.81	95.15	94.77	95.15

Gross profit	5.19	4.85	5.23	4.85
Selling, general and administrative expenses	4.15	4.17	4.21	4.16

Operating income	1.04	.68	1.02	.69

Other expense (income):
Interest expense	.14	.16	.15	.16
Discount on sale of accounts receivable	—	—	—	—
Interest income	(.01)	(.04)	(.02)	(.04)
Net foreign currency exchange (gain) loss	—	.02	.02	.02

	.13	.14	.15	.14

Income before income taxes	.91	.54	.87	.55
Provision for income taxes	.23	.19	.21	.21

Consolidated net income	.68	.35	.66	.34
Net loss attributable to noncontrolling interest	—	.01	—	.02

Net income attributable to shareholders of Tech Data Corporation	.68%	.36%	.66%	.36%

Three and six months ended July 31, 2009 and 2008

Net Sales

Our consolidated net sales were $5.2 billion in the second quarter of fiscal 2010, a decrease of 15.9% when compared to the second quarter of fiscal 2009. On a regional basis, during the second quarter of fiscal 2010, net sales in the Americas decreased by 14.5% compared to the second quarter of fiscal 2009 and decreased by 17.1% in Europe (a decrease of 7.0% on a euro basis). On a year-to-date basis, net sales were $10.2 billion during the first semester of fiscal 2010, a decrease of 16.8% when compared to the first semester of fiscal 2009. The sales performance in the Americas during both the second quarter and first semester of fiscal 2010 was affected by the challenging economic environment and related slowdown in IT spending. Our sales performance on a euro basis in Europe during both the second quarter and first semester of fiscal 2010 was also impacted by the challenging economic environment, partially offset by market share gains in select markets.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 5.19% during the second quarter of fiscal 2010 from 4.85% in the second quarter of fiscal 2009. On a year-to-date basis, gross margin was 5.23%, an increase of .38% of net sales, or 38 basis points, compared to 4.85% in the comparable period of the prior fiscal year. The increase in gross margin is primarily attributable to solid execution of our inventory, pricing and freight management practices. The difficult macroeconomic environment and uncertainty surrounding demand for IT products and future vendor incentive goals may hinder our ability to maintain gross margin at its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales remained relatively consistent at 4.15% for the second quarter of fiscal 2010, compared to 4.17% in the second quarter of fiscal 2009. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.21% compared to 4.16% in the comparable semester of the prior fiscal year. The slight increase in SG&A as a percentage of net sales in the first semester of fiscal 2010 compared to the same period of the prior year is primarily attributable to the impact of our first quarter net sales declining at a more rapid rate than our expense reductions relative to the prior year.

In absolute dollars, worldwide SG&A decreased by $41.8 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and decreased by $80.7 million in the first semester of fiscal 2010 compared to the same period of the prior year. The year-over-year decrease in SG&A is primarily attributable to the strengthening of the U.S. dollar against certain foreign currencies, cost management actions, including adjustments to headcount and the associated reductions in payroll-related expenses and lower credit costs. In addition, SG&A expense during the second quarter and first semester of fiscal 2009 also included $3.0 million and $7.0 million, respectively, of consulting and integration costs related to our acquisition of certain assets of Nordic-based Scribona, AB, which did not recur in the first semester of fiscal 2010.

Interest Expense and Interest Income

Interest expense decreased 26.1% to $7.1 million in the second quarter of fiscal 2010 compared to $9.7 million in the second quarter of the prior year. On a year-to-date basis, interest expense decreased 22.1% to $15.0 million in the first semester of fiscal 2010 from $19.3 million in the first semester of the prior year. The decrease in interest expense for the second quarter and first semester of fiscal 2010 is primarily attributable to lower interest rates on revolving credit loans and lower average outstanding debt balances as compared to the same periods of the prior year.

Interest expense for the three and six months ended July 31, 2009 and 2008, includes contractual interest expense of $2.4 million and $4.8 million, respectively, and non-cash interest expense of $2.5 million and $5.0 million, respectively, resulting from the retrospective adoption of FSP 14-1 related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Interest income decreased 84.3% to $0.4 million in the second quarter of fiscal 2010 from $2.6 million in the second quarter of the prior year. On a year-to-date basis, interest income decreased 64.5% to $1.9 million in the first semester of fiscal 2010 from $5.2 million in the same period of the prior year. The decrease in interest income during the second quarter and first semester of fiscal 2010 can be attributed to lower interest rates on short-term cash investments, partially offset by an increase in the average short-term cash investment balances, as compared to the same periods of the prior year.

Net Foreign Currency Exchange (Gain) Loss

We realized a net foreign currency exchange gain of $0.2 million during the second quarter of fiscal 2010 compared to a net foreign currency exchange loss of $1.2 million during the second quarter of fiscal 2009. On a year-to-date basis, we realized a net foreign currency exchange loss of $1.9 million in the first semester of fiscal 2010, compared to a net foreign currency exchange loss of $2.0 million in the same period of the prior fiscal year. The net foreign currency gains and losses incurred during the second quarter and first semester of fiscal 2010, respectively, are primarily comprised of the costs of utilizing forward contracts to hedge our foreign currency exposures and the net foreign currency gains or losses on accounts payable denominated in currencies other than the functional currency of the respective market where we consider inventory as an economic hedge (further discussed below).

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

To the extent that foreign currencies remain volatile and the market conditions remain competitive, we may incur significant foreign currency exchange losses in the future and there can be no assurance as to the amount of additional gross margin we will be able to realize to offset such losses. We will continue to use inventory as an economic hedge to offset related foreign currency exposure in accounts payable where we believe there is product selling price elasticity related to changes in underlying foreign currency exchange rates. Our hedging policy prohibits speculative foreign currency exchange transactions.

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest (previously referred to as minority interest) for the second quarter and first semester of fiscal 2010 was $0.1 million and $0.3 million, respectively, compared to a net loss attributable to noncontrolling interest of $0.8 million and $2.1 million, respectively, for the second quarter and first semester of fiscal 2009. The net loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture losses as the joint venture is a consolidated subsidiary in our financial statements and the year-over-year changes can be attributed to the improving results of the joint venture. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been material to our operating results as a whole.

Provision for Income Taxes

Our effective tax rate was 25.7% in the second quarter of fiscal 2010 and 36.0% in the second quarter of fiscal 2009. Our effective tax rate was 24.8% for the first semester of fiscal 2010 compared to 38.5% for the same period of the prior year. The decrease in the effective rate for both the second quarter and first semester of fiscal 2010 compared to the same periods of the prior year is primarily the result of our improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes remained relatively consistent at $12.1 million for the second quarter of fiscal 2010 compared to $12.0 million in the same period of fiscal 2009 and decreased 15.5% to $21.9 million for the first semester of fiscal 2010 compared to $25.9 million in the first semester of fiscal 2009. The provision for income taxes in these periods was primarily impacted by the mix of earnings and losses in countries in which we operate.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three and six months ended July 31, 2009 and 2008:

	Six months ended July 31,
	2009	2008
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$525,563	$139,956
Investing activities	(13,620)	(86,233)
Financing activities	(22,239)	(44,676)
Effect of exchange rate changes on cash and cash equivalents	48,631	11,934

Net increase in cash and cash equivalents	$538,335	$20,981

Net cash provided by operating activities was $525.6 million for the six months of fiscal 2010 compared to $140.0 million for the same period of the prior year. The increase in cash provided by operating activities during the first semester of fiscal 2010 compared to the same period of the prior year is primarily due to the timing of our cash flows resulting from lower working capital requirements associated with a decline in net sales and the timing of both receipts from our customers and payments to our vendors. We manage working capital by monitoring several key metrics, including our cash conversion cycle (also referred to as “net cash days”) and owned inventory levels. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Owned inventory is calculated as the difference between our inventory and accounts payable balances divided into the inventory balance. Our net cash days improved to 25 days at the end of the second quarter of fiscal 2010 compared to 30 days at the end of the second quarter of fiscal 2009. Our owned inventory level (the percentage of inventory not financed by vendors) was a negative 58% at the end of the second quarter of fiscal 2010, meaning our accounts payable balances exceeded our inventory balances by 58%. This compares to negative owned inventory of 40% at the end of the second quarter of fiscal 2009. We believe the improvement in our working capital metrics can be largely attributed to our enhanced focus on reducing our working capital requirements, particularly in Europe. While we continue to focus on working capital management, the performance level achieved this quarter is outside of our historical range and may not be sustained on a consistent basis in the future.

The following table presents the components of our cash conversion cycle, in days, for the quarters ended July 31, 2009 and 2008:

	Three months ended July 31,
	2009	2008
Days of sales outstanding	41	41
Days of supply in inventory	28	28
Days of purchases outstanding	(44)	(39)

Cash conversion cycle (days)	25	30

Net cash used in investing activities of $13.6 million during the first six months of fiscal 2010 is the net result of $3.3 million of proceeds received from the sale of one of the facilities at our Clearwater, Florida campus, $8.1 million of cash used for acquisitions in Europe and $8.8 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $33.0 million during fiscal 2010 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $22.2 million during the first six months of fiscal 2010 reflects $23.5 million of net repayments on our revolving credit lines and long-term debt offset by $1.2 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of July 31, 2009, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. We pay interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin (rate of 1.56% at July 31, 2009). Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings (rate of .91% at July 31, 2009). In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $531.1 million at July 31, 2009 to support our worldwide operations (average interest rate on the borrowings was 3.98% at July 31, 2009).

The total capacity of the aforementioned credit facilities was approximately $1.1 billion, of which $43.2 million was outstanding at July 31, 2009. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $876.5 million.

At July 31, 2009, the Company had issued standby letters of credit of $33.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

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

Our debt to capital ratio was 16% at July 31, 2009. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $8.0 million at July 31, 2009. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of July 31, 2009, we were in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $48.1 million and $31.9 million, respectively, of which approximately $37.9 million and $23.1 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. No material changes have occurred in our market risks since January 31, 2009.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009. There were no material changes in the Company’s internal controls over financial reporting during the second quarter of fiscal 2010.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

3-N	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 23, 2009 with the Secretary of the State of Florida

10-BBe	2009 Equity Incentive Plan of Tech Data Corporation

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	September 1, 2009
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 1, 2009
Jeffery P. Howells

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	September 1, 2009
Joseph B. Trepani