Form 10-Q
period 2009-10-31
TECH DATA CORP
filed 2009-12-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2009
Common stock, par value $.0015 per share	50,882,800

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2009	January 31, 2009
	(unaudited)	(As Adjusted - See Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$1,235,946	$528,023
Accounts receivable, less allowance for doubtful accounts of $58,713 and $55,598	2,743,728	2,346,185
Inventories	1,697,006	1,728,916
Prepaid expenses and other assets	176,928	168,673

Total current assets	5,853,608	4,771,797
Property and equipment, net	93,203	102,937
Other assets, net	172,928	148,362

Total assets	$6,119,739	$5,023,096

LIABILITIES AND EQUITY

Current liabilities:
Revolving credit loans	$113,869	$57,906
Accounts payable	2,925,389	2,325,702
Accrued expenses and other liabilities	589,626	496,292

Total current liabilities	3,628,884	2,879,900
Long-term debt, net	336,169	331,233
Other long-term liabilities	70,569	69,950

Total liabilities	4,035,622	3,281,083

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2009 and January 31, 2009	89	89
Additional paid-in capital	768,270	775,754
Treasury stock, at cost 8,363,373 shares at October 31, 2009 and 9,214,889 shares at January 31, 2009	(299,674)	(331,692)
Retained earnings	1,169,037	1,058,973
Accumulated other comprehensive income	441,827	234,569

Equity attributable to shareholders of Tech Data Corporation	2,079,549	1,737,693
Noncontrolling interest	4,568	4,320

Total equity	2,084,117	1,742,013

Total liabilities and equity	$6,119,739	$5,023,096

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Net sales	$5,642,046	$6,136,112	$15,816,736	$18,367,947
Cost of products sold	5,345,472	5,838,138	14,987,944	17,476,190

Gross profit	296,574	297,974	828,792	891,757
Selling, general and administrative expenses	230,542	238,881	659,147	748,146

Operating income	66,032	59,093	169,645	143,611

Other expense (income):
Interest expense	6,673	10,835	21,698	30,122
Discount on sale of accounts receivable	—	596	—	1,736
Interest income	(860)	(2,272)	(2,713)	(7,496)
Net foreign currency exchange loss	962	23,489	2,872	25,459

	6,775	32,648	21,857	49,821

Income before income taxes	59,257	26,445	147,788	93,790
Provision for income taxes	16,148	9,880	38,076	35,823

Consolidated net income	43,109	16,565	109,712	57,967
Net loss attributable to noncontrolling interest	33	238	352	2,308

Net income attributable to shareholders of Tech Data Corporation	$43,142	$16,803	$110,064	$60,275

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.85	$0.33	$2.19	$1.17

Diluted	$0.84	$0.33	$2.17	$1.16

Weighted average common shares outstanding:
Basic	50,556	50,163	50,322	51,697

Diluted	51,158	50,368	50,622	51,962

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2009	2008
		(As Adjusted – See Note 1)

Cash flows from operating activities:
Cash received from customers	$15,635,822	$18,055,162
Cash paid to suppliers and employees	(15,007,408)	(17,899,666)
Interest paid, net	(8,648)	(12,664)
Income taxes paid	(31,558)	(40,002)

Net cash provided by operating activities	588,208	102,830

Cash flows from investing activities:
Proceeds from sale of property and equipment	5,369	—
Acquisition of businesses	(8,153)	(68,212)
Expenditures for property and equipment	(7,927)	(13,509)
Software and software development costs	(8,407)	(12,838)

Net cash used in investing activities	(19,118)	(94,559)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	18,641	1,412
Cash paid for purchase of treasury stock	—	(100,000)
Capital contribution from joint venture partner	—	1,000
Net borrowings on revolving credit loans	51,303	62,536
Principal payments on long-term debt	(5,532)	(1,278)

Net cash provided by (used in) financing activities	64,412	(36,330)

Effect of exchange rate changes on cash and cash equivalents	74,421	(34,115)

Net increase (decrease) in cash and cash equivalents	707,923	(62,174)
Cash and cash equivalents at beginning of year	528,023	447,340

Cash and cash equivalents at end of period	$1,235,946	$385,166

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$110,064	$60,275
Net loss attributable to noncontrolling interest	(352)	(2,308)

Consolidated net income	109,712	57,967
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	34,144	39,836
Provision for losses on accounts receivable	7,533	14,698
Stock-based compensation expense	8,646	8,775
Accretion of debt discount on convertible senior debentures	7,709	7,709
Changes in operating assets and liabilities:
Accounts receivable	(180,621)	(310,720)
Inventories	173,267	(458,122)
Prepaid expenses and other assets	24,312	(23,240)
Accounts payable	399,260	733,865
Accrued expenses and other liabilities	4,246	32,062

Total adjustments	478,496	44,863

Net cash provided by operating activities	$588,208	$102,830

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as disclosed herein) necessary to present fairly the financial position of the Company as of October 31, 2009 and its results of operations and cash flows for the three and nine months ended October 31, 2009 and 2008. The Company has evaluated subsequent events through the time at which the Company’s Form 10-Q for the quarter ended October 31, 2009 was filed with the SEC on December 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting and reporting standard for the noncontrolling interest (previously referred to as minority interest) in a subsidiary and the accounting for the deconsolidation of a subsidiary. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. In addition, the standard also includes expanded disclosure requiring the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; and changes in the parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The Company has adopted this standard effective February 1, 2009 and pursuant to the transition provisions of the standard, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

In May 2008, the FASB issued an accounting standard which changes the accounting treatment for convertible debt instruments which requires or permits partial cash settlement upon conversion. The new standard requires issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The Company concluded that this standard is applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006. The provisions of this standard were effective for the Company’s fiscal year beginning February 1, 2009 and require retrospective application to all periods presented. The impact of the adoption of this standard is an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annual basis and through the remaining periods the debentures are outstanding through the Company’s assumed redemption date of December 20, 2011. The adoption of this standard has had no impact on the Company’s consolidated cash flows. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of this standard.

The following financial statement line items for the three and nine months ended October 31, 2008 and as of January 31, 2009, were impacted by the change in the accounting standard:

	Three months ended October 31, 2008		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands, except per share data)
Consolidated Statement of Operations:
Interest expense	$10,835	$8,323	$2,512
Income before income taxes	26,445	28,957	(2,512)
Provision for income taxes	9,880	10,805	(925)
Consolidated net income	16,565	18,152	(1,587)
Net income attributable to shareholders of Tech Data Corporation	16,803	18,390	(1,587)

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$0.33	$0.37	$(0.04)

Diluted	$0.33	$0.37	$(0.04)

	Nine months ended October 31, 2008		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands, except per share data)
Consolidated Statement of Operations:
Interest expense	$30,122	$22,586	$7,536
Income before income taxes	93,790	101,326	(7,536)
Provision for income taxes	35,823	38,598	(2,775)
Consolidated net income	57,967	62,728	(4,761)
Net income attributable to shareholders of Tech Data Corporation	60,275	65,036	(4,761)

Net income per common share attributable to shareholders of Tech Data Corporation:
Basic	$1.17	$1.26	$(0.09)

Diluted	$1.16	$1.25	$(0.09)

	As of January 31, 2009		Effect of change increase (decrease)
	As adjusted	As previously reported
	(In thousands)
Consolidated Balance Sheet:
Other assets, net	$148,362	$149,020	$(658)
Long-term debt, net	331,233	360,785	(29,552)
Other long-term liabilities (1)	69,950	63,639	6,311
Additional paid-in capital	775,754	744,242	31,512
Retained earnings	1,058,973	1,072,222	(13,249)

(1)

The $6.3 million increase in other long-term liabilities is comprised of a $10.6 million increase in deferred tax liabilities resulting from the adoption of the standard for changes in the accounting treatment of convertible debentures which requires or permits partial cash settlement upon conversion offset by a $4.3 million decrease resulting from the reclassification of the Company’s noncontrolling interest (previously referred to as a “minority interest”) to a component of equity, as required by the accounting standard discussed above.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2009 and 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2010.

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

Comprehensive income attributable to the shareholders of the Company for the three and nine months ended October 31, 2009 and 2008 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
	(In thousands)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
Comprehensive income:
Consolidated net income	$43,109	$ 16,565	$109,712	$ 57,967
Change in consolidated CTA account (1)	42,148	(283,476)	207,258	(216,814)

Total comprehensive income (loss)	85,257	(266,911)	316,970	(158,847)
Less—comprehensive income (loss) attributable to noncontrolling interest	113	(1,096)	249	(2,885)

Comprehensive income (loss) attributable to shareholders of Tech Data Corporation	$85,144	$(265,815)	$316,721	$(155,962)

(1)	There were no income tax effects related to the change in cumulative translation adjustments for the three and nine months ended October 31, 2009 or 2008.

Cash and Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents in the accompanying consolidated financial statements.

Recently Adopted Accounting Standards

In July 2009, the FASB established “The FASB Accounting Standards Codification” (the “Codification”). The Codification replaced the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) and became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for the Company’s quarter ended October 31, 2009 financial statements. The Codification did not change or alter existing GAAP, but rather grouped existing GAAP into a topic-based model. As such, the implementation of the Codification had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued a new standard that establishes accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for the Company’s quarter ended July 31, 2009 and had no impact on the consolidated financial results (see related disclosure for the date through which subsequent events were evaluated included above).

In April 2009, the FASB issued a new standard that requires disclosures about fair value of financial instruments for interim periods as well as in annual financial statements. The Company has adopted this standard effective July 31, 2009, which had no impact on the consolidated financial results as the requirements are disclosure only in nature (see related disclosures in Note 6 – Fair Value of Financial Instruments and Note 7 – Derivative Instruments).

In March 2008, the FASB issued a new standard requiring entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under other accounting standards and the related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this standard require expanded disclosures concerning where derivatives are recorded on the consolidated balance sheet and where gains / losses are recognized in the consolidated results of operations. The Company has adopted these disclosure provisions beginning with the quarter ended April 30, 2009, as discussed in Note 7 – Derivative Instruments.

In December 2007, the FASB issued a new standard establishing principles and requirements as to how an acquirer in a business combination recognizes and measures in its financial statements: the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; goodwill acquired in the business combination; or a gain from a bargain purchase. This standard requires the acquirer to record contingent consideration at the estimated fair value at the time of purchase and establishes principles for treating subsequent changes in such estimates which could affect earnings in those periods. This standard also requires additional disclosure designed to enable users of the financial statements to evaluate the nature and financial effects of the business combination and disallows the capitalization of acquisition costs. In April 2009, the FASB issued an amendment to this standard to clarify the initial and subsequent accounting disclosures of contingencies in a business combination. The Company has adopted this standard effective February 1, 2009, and has applied the provisions of this standard and the amendment prospectively to business combinations made by the Company subsequent to January 31, 2009.

Recently Issued Accounting Standards

In October 2009, the FASB issued an accounting standard requiring an entity to allocate revenue arrangement consideration at the inception of a multiple-deliverable revenue arrangement to all of its deliverables based on their relative selling prices. This accounting is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company is currently in the process of assessing what impact this standard may have on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and nonsoftware components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. The new standard is effective for the Company beginning February 1, 2010 (the first day of fiscal 2011) and early application is prohibited. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. This also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of this accounting standard, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. This accounting standard will be effective for the Company beginning February 1, 2010 (the first day of fiscal 2011) and early application is prohibited. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

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

	Three months ended October 31,
	2009			2008
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
				(As Adjusted – See Note 1)
Net income per common share attributable to shareholders of Tech Data Corporation - basic	$43,142	50,556	$0.85	$16,803	50,163	$0.33

Effect of dilutive securities:
Equity-based awards	—	602		—	205

Net income per common share attributable to shareholders of Tech Data Corporation - diluted	$43,142	51,158	$0.84	$16,803	50,368	$0.33

	Nine months ended October 31,
	2009			2008
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
				(As Adjusted – See Note 1)
Net income per common share attributable to shareholders of Tech Data Corporation - basic	$110,064	50,322	$2.19	$60,275	51,697	$1.17

Effect of dilutive securities:
Equity-based awards	—	300		—	265

Net income per common share attributable to shareholders of Tech Data Corporation - diluted	$110,064	50,622	$2.17	$60,275	51,962	$1.16

At October 31, 2009 and 2008, there were 1,564,193 and 4,542,345 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either October 31, 2009 or 2008 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2009	January 31, 2009
	(In thousands)
Receivables Securitization Program, interest rate of 1.38% at October 31, 2009, expiring October 2010	$—	$—
Multi-currency Revolving Credit Facility, interest rate of .87% at October 31, 2009, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 2.75% at October 31, 2009, expiring on various dates throughout fiscal 2011	113,869	57,906

Total	$113,869	$57,906

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, which was amended in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $557.1 million and $439.9 million at October 31, 2009 and January 31, 2009, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $535.8 million at October 31, 2009 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $935.8 million, of which $113.9 million was outstanding at October 31, 2009. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At October 31, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $915.9 million.

At October 31, 2009, the Company had issued standby letters of credit of $37.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

Long-Term Debt

	October 31, 2009	January 31, 2009
	(In thousands)
		(As Adjusted – See Note 1)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(21,843)	(29,552)

Convertible senior debentures, net	328,157	320,448
Capital leases	8,514	11,767

	336,671	332,215
Less—current maturities (included in “accrued expenses and other liabilities”)	(502)	(982)

Total	$336,169	$331,233

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

As previously discussed in Note 1—Business and Summary of Significant Accounting Policies, the provisions of a new accounting standard for convertible debt instruments requiring or permitting partial cash settlement upon conversion were effective for the Company’s fiscal year beginning February 1, 2009 and required retrospective application of all periods presented. The Company concluded that this new standard is applicable to the Company’s $350.0 million convertible senior debentures issued in December 2006 and has accounted for the debt and equity components of the debentures in a manner that reflects the estimated nonconvertible debt borrowing rate at the date of the issuance of the debentures of 6.30%. At October 31, 2009, the if-converted value of the convertible senior debentures did not exceed the principal balance.

At October 31, 2009, the $21.8 million unamortized debt discount has a remaining amortization period of approximately 26 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

During the three and nine months ended October 31, 2009 and 2008, the Company has recorded contractual interest expense of $2.4 million and $7.2 million, respectively, and non-cash interest expense of $2.5 million and $7.5 million, respectively, resulting from the retrospective adoption of the new accounting treatment related to the $350 million convertible senior debentures.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 27.3% in the third quarter of fiscal 2010 and 37.4% in the third quarter of fiscal 2009. The Company’s effective tax rate was 25.8% for the first nine months of fiscal 2010 compared to 38.2% for the same period of the prior year. The decrease in the effective rate for both the third quarter and first nine months of fiscal 2010 compared to the same periods of the prior year is primarily the result of the Company’s improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

On an absolute dollar basis, the provision for income taxes increased 63.4% to $16.1 million in the third quarter of fiscal 2010 compared to $9.9 million in the same period of fiscal 2009 and increased 6.3% to $38.1 million for the first nine months of fiscal 2010 compared to $35.8 million for the same period of the prior year. The provision for income taxes in these periods was primarily impacted by the higher earnings in Europe and the relative mix of earnings and losses in countries in which the Company operates.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which the Company operates such as: a) losses in tax jurisdictions where the Company is not able to record a tax benefit; b) earnings in tax jurisdictions where the Company has previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2009 and 2008, the Company recorded $8.6 million and $8.8 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At October 31, 2009, the Company had awards outstanding from five equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes approximately 3.8 million shares available for future grants at October 31, 2009. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value stock options (“MVOs”) and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards are priced as determined by the Compensation Committee and, under the terms of the Company’s active equity-based compensation plan, the Compensation Committee is required to price the awards at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the nine months ended October 31, 2009, the Company’s Board of Directors approved the issuance of 793,123 MV Stock-settled SARS and MVOs and 176,761 shares of restricted stock. In addition, during the nine months ended October 31, 2009, 856,005 stock options and 397,768 MV Stock-Settled SARs and MVOs were exercised, 245,757 shares of restricted stock vested and 283,491 equity-based awards were cancelled.

The Company has elected to use the Hull-White Lattice (binomial) and Black-Scholes option-pricing models to determine the fair value of MV Stock-settled SARs and MVO awards granted during the nine months ended October 31, 2009. Both the Hull-White Lattice and Black-Scholes option–pricing models incorporate various assumptions including expected volatility, expected life and risk-free interest rates, while the Hull-White Lattice model also incorporates a suboptimal exercise factor (“SEF”) assumption. The Company calculates expected volatility using an equal blend of the historical volatility of the Company’s common stock over the most recent period equal to the contractual term of the award and the implied volatility using traded options with a variety of remaining maturities. The expected life for the Hull-White component of the valuation is equal to the contractual term of the award and the Black-Scholes component is based on historical experience. The risk-free rate corresponds to the ten-year Treasury rate on the date of the award as the contractual term of the award is generally 10 years. The SEF takes into consideration early exercise behavior or patterns based on stock-price appreciation. The SEF is computed by analyzing historical exercises and stock prices on the exercise date as a multiple of the original award price. Fair value calculations are subject to change based upon the assumptions applied within the applicable models.

The weighted-average estimated fair value of the MV Stock-settled SARs and MVOs granted during the nine months ended October 31, 2009 was $7.03 based on the two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models using the following weighted-average assumptions:

	Expected option term (years)	Expected volatility	Risk-free interest rate	Expected dividend yield	Suboptimal exercise factor
Hull-White Lattice	10	44%	3.26%	0%	1.66
Black-Scholes	4	44%	4.78%	0%	—

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company carries its assets and liabilities at fair value and classifies and discloses its assets and liabilities in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations within “net foreign currency exchange (gain) loss” in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at October 31, 2009 and 2008 was $4.5 million and $1.4 million, respectively.

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

The $350.0 million of convertible senior debentures less unamortized debt discount are carried at cost. The estimated fair value of the convertible senior debentures was approximately $357.7 million at October 31, 2009, based upon quoted market information (level 1 criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

NOTE 7 — DERIVATIVE INSTRUMENTS

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

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, Brazilian reals, British pound, Canadian dollar, Czech koruna, Danish krone, euros, Mexican peso, Norwegian krone, Polish zloty, Swedish krona and Swiss franc.

The Company’s foreign currency forward contracts are also discussed in Note 6 – Fair Value of Financial Instruments.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $49.0 million and $31.9 million, respectively, of which approximately $39.7 million and $23.1 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 9 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of IT products, logistics management, and other value-added services. While the Company operates primarily in one industry, because of its global presence, the Company is managed by its geographic segments. The Company’s geographic segments include the Americas (including North America and Latin America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
Net sales to unaffiliated customers:
Americas	$2,460,012	$2,760,985	$7,066,270	$8,261,560
Europe	3,182,034	3,375,127	8,750,466	10,106,387

Total	$5,642,046	$6,136,112	$15,816,736	$18,367,947

Operating income:(1)
Americas	$39,338	$ 38,799	$98,654	$118,998
Europe	29,709	23,375	79,637	33,388
Stock-based compensation expense	(3,015)	(3,081)	(8,646)	(8,775)

Total	$66,032	$ 59,093	$169,645	$143,611

Depreciation and amortization:
Americas	$3,936	$ 4,115	$11,935	$13,645
Europe	7,725	7,955	22,209	26,191

Total	$11,661	$ 12,070	$34,144	$39,836

Capital expenditures:
Americas	$3,715	$ 3,566	$7,807	$11,903
Europe	3,832	4,760	8,527	14,444

Total	$7,547	$ 8,326	$16,334	$26,347

Identifiable assets:
Americas	$2,018,467	$1,875,473	$2,018,467	$1,875,473
Europe	4,101,272	3,534,407	4,101,272	3,534,407

Total	$6,119,739	$5,409,880	$6,119,739	$5,409,880

(1)

For the three and nine months ended October 31, 2008, the amounts shown above include $0.5 million and $7.5 million, respectively, of consulting and integration costs related to the acquisition of certain assets of Scribona, AB, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

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

A key tenet of our strategy is our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand and cost efficiencies for our vendors and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs.

In addition to focusing on superior execution, we continue to drive diversification and the realignment of our customer and vendor portfolio to help drive long-term profitability throughout our operations. For example, our joint venture with Brightstar Corporation, one of the world’s largest wireless distributors and supply chain solutions providers, distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. The joint venture also allows us to sell our core IT products to a new customer base serving the mobility market. In addition, we continue to strengthen our position with the small- and medium-business customer segment in several countries in which we operate, both organically and through acquisition. We are also expanding our product portfolio to include leading consumer electronics offerings and are exploring innovative third party logistics fulfillment services with some vendor partners. As we implement our diversification strategy, we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The economic environment has remained challenging and the related softness in IT demand has continued to require even greater focus on productivity and the containment of payroll and other costs. The impact of the economic downturn has resulted in certain vendor terms and conditions being changed and certain incentive goals being more difficult to achieve. The economic downturn has also led to a global tightening of credit and has impacted those institutions insuring us against credit risks in several markets, primarily in Europe. Modifications to our insurance agreements could impact the credit lines we offer to our customers. This reduction in credit availability could have a positive effect on our results to the extent that our vendors rely more on distributors with the financial strength of Tech Data to distribute their products. All of these constraints impact the financing available to our customers through financial institutions and as a result, we may experience a higher level of customer defaults than we have seen in recent years. During the third quarter of fiscal 2010, we saw some moderation in the overall decline in IT spending in the Americas and certain markets in Europe and while inconsistent across the industry, we believe that overall IT spending is beginning to show signs of an improving outlook. As we continue to manage through these challenges and evaluate our pricing, credit management and purchasing policies and make adjustments, if any, within our customer or vendor portfolio or our cost structure, we may experience sales declines in many of the markets in which we operate, thereby impacting our consolidated financial results.

Despite the challenges of the economic environment during the first nine months of fiscal 2010, overall we are pleased with the Company’s financial performance during the period. Our strength in execution and prudent cost management has driven continued improvement in our operating performance. During the first nine months of fiscal 2010, we achieved a year-over-year increase in gross margin and operating margin. In Europe, we continued to improve our business execution, resulting in significant improvements in our year-over-year gross margin and operating performance and improvements in the operating performance in the majority of the countries in which we operate. In the Americas, we saw sequential and year-over-year improvement in the region’s operating performance in the second and third quarters compared to our first quarter this year, with sequential net sales growth in each quarter of the current fiscal year.

During the first nine months of fiscal 2010, we made several business acquisitions in the European distribution marketplace. While the acquisitions are not anticipated to have a significant impact on our consolidated results of operations during fiscal 2010, we believe the acquisitions will further diversify our product and customer portfolio and are important additions in their respective markets, while leveraging our existing infrastructure in Europe.

We believe our strategy focused on execution, diversification and innovation will drive further improvements to our financial results. However, the uncertainty surrounding the current economic environment and related softness in IT demand may hinder our ability to maintain or improve our operating margins, both in Europe and the Americas. We are constantly monitoring the factors that we can control, including our management of costs, working capital and capital spending and we will continue to work to manage our net sales, profitability and market share. We also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

Effective February 1, 2009, we adopted the provisions of an accounting standard which changed the accounting treatment for convertible debt instruments which requires or permits partial cash settlement upon conversion. The accounting changes require issuers to separate convertible debt instruments into two components: a non-convertible bond and a conversion option. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase to interest expense and a decrease in net income and earnings per share. The provisions of this standard required retrospective application to all periods presented and we have applied the provisions to the Company’s $350.0 million convertible senior debentures issued in December 2006. The impact of the adoption of this standard will be an increase in non-cash interest expense of approximately $10.0 million, partially offset by the related tax benefit of approximately $4.0 million, resulting in a decrease in net income of approximately $6.0 million on an annual basis during fiscal 2010 and through the remaining periods the debentures are outstanding through the Company’s assumed redemption date of

December 20, 2011. The adoption of this standard has had no impact on the Company’s consolidated cash flows. The accompanying comparative consolidated financial statements and footnotes have been adjusted for all periods presented to reflect the retrospective application of this standard (see further discussion related to our adoption of this standard included in Note 1 of Notes to the Consolidated Financial Statements).

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 10% of our net sales; (3) the value and adequacy of collateral received from customers, if any; (4) our historical loss experience and (5) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Recent Accounting Pronouncements and Legislation

Refer to Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2009 and 2008:

	Three months ended October 31, 2009		Three months ended October 31, 2008
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,460,012	43.6%	$2,760,985	45.0%
Europe	3,182,034	56.4%	3,375,127	55.0%

Worldwide	$5,642,046	100.0%	$6,136,112	100.0%

	Nine months ended October 31, 2009		Nine months ended October 31, 2008
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,066,270	44.7%	$8,261,560	45.0%
Europe	8,750,466	55.3%	10,106,387	55.0%

Worldwide	$15,816,736	100.0%	$18,367,947	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
Year-over-year increase (decrease) in net sales (%):
Americas	(10.9)%	(3.9)%	(14.5)%	(0.1)%
Europe (US$)	(5.7)%	10.6%	(13.4)%	16.6%
Europe (euro)	(9.0)%	9.7%	(6.3)%	5.7%
Worldwide	(8.1)%	3.6%	(13.9)%	8.4%

	Three months ended October 31, 2009		Three months ended October 31, 2008
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$39,338	1.60%	$38,799	1.41%
Europe	29,709	0.93%	23,375	0.69%
Stock-based compensation expense	(3,015)	(0.05)%	(3,081)	(0.05)%

Worldwide	$66,032	1.17%	$59,093	0.96%

	Nine months ended October 31, 2009		Nine months ended October 31, 2008
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$98,654	1.40%	$118,998	1.44%
Europe	79,637	0.91%	33,388	0.33%
Stock-based compensation expense	(8,646)	(0.05)%	(8,775)	(0.05)%

Worldwide	$169,645	1.07%	$143,611	0.78%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 28% and 29%, respectively, of our net sales in the third quarter and first nine months of fiscal 2010 and 30% of our net sales in both the third quarter and first nine months of fiscal 2009.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2009 and 2008, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2009	2008	2009	2008
		(As Adjusted - See Note 1)		(As Adjusted - See Note 1)
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.74	95.14	94.76	95.15

Gross profit	5.26	4.86	5.24	4.85
Selling, general and administrative expenses	4.09	3.90	4.17	4.07

Operating income	1.17	.96	1.07	.78

Other expense (income):
Interest expense	.12	.18	.14	.16
Discount on sale of accounts receivable	—	.01	—	.01
Interest income	(.02)	(.04)	(.02)	(.04)
Net foreign currency exchange loss	.02	.38	.02	.14

	.12	.53	.14	.27

Income before income taxes	1.05	.43	.93	.51
Provision for income taxes	.29	.16	.24	.19

Consolidated net income	.76	.27	.69	.32
Net loss attributable to noncontrolling interest	—	—	—	.01

Net income attributable to shareholders of Tech Data Corporation	.76%	.27%	.69%	.33%

Three and nine months ended October 31, 2009 and 2008

Net Sales

Our consolidated net sales were $5.6 billion in the third quarter of fiscal 2010, a decrease of 8.1% when compared to the third quarter of fiscal 2009. On a regional basis, during the third quarter of fiscal 2010, net sales in the Americas decreased by 10.9% compared to the third quarter of fiscal 2009 and decreased by 5.7% in Europe (a decrease of 9.0% on a euro basis). On a year-to-date basis, net sales were $15.8 billion during the first nine months of fiscal 2010, a decrease of 13.9% when compared to the same period of the prior fiscal year. The decline in net sales in both the Americas and Europe (on a euro basis) during the third quarter and first nine months of fiscal 2010 was attributable to the softened demand environment and related slowdown in IT spending.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 5.26% during the third quarter of fiscal 2010 from 4.86% in the third quarter of fiscal 2009. On a year-to-date basis, gross margin was 5.24%, an increase of .39% of net sales, or 39 basis points, compared to 4.85% in the comparable period of the prior fiscal year. The increase in gross margin is primarily attributable to solid execution of our inventory, pricing and freight management practices. The difficult economic environment and uncertainty surrounding demand for IT products and future vendor incentive goals may hinder our ability to maintain gross margin at its current level.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.09% for the third quarter of fiscal 2010, compared to 3.90% in the third quarter of fiscal 2009. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.17% compared to 4.07% in the comparable period of the prior fiscal year. The increase in SG&A as a percentage of net sales in both the third quarter and first nine months of fiscal 2010 compared to the same periods of the prior year is primarily attributable to the impact of our year-to-date net sales declining at a more rapid rate than our expense reductions relative to the same period of the prior year.

In absolute dollars, worldwide SG&A decreased by $8.3 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 and decreased by $89.0 million in the first nine months of fiscal 2010 compared to the same period of the prior year. The year-over-year decrease in SG&A during the first nine months of fiscal 2010 compared to the same period of the prior year is primarily attributable to cost management actions, including adjustments to headcount and the associated reductions in payroll-related expenses and the strengthening of the U.S. dollar against certain foreign currencies year-over-year. In addition, SG&A expense during the third quarter and first nine months of fiscal 2009 included $0.5 million and $7.5 million, respectively, of consulting and integration costs related to our acquisition of certain assets of Nordic-based Scribona, AB, which did not recur in the first nine months of fiscal 2010.

Interest Expense and Interest Income

Interest expense decreased 38.4% to $6.7 million in the third quarter of fiscal 2010 compared to $10.8 million in the third quarter of the prior year. On a year-to-date basis, interest expense decreased 28.0% to $21.7 million in the first nine months of fiscal 2010 from $30.1 million in the same period of the prior year. The decrease in interest expense for the third quarter and first nine months of fiscal 2010 is primarily attributable to lower interest rates on revolving credit loans and lower average outstanding debt balances as compared to the same periods of the prior year.

Interest expense for the three and nine months ended October 31, 2009 and 2008, includes non-cash interest expense of $2.5 million and $7.5 million, respectively, resulting from the retrospective adoption of an accounting standard related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Interest income decreased 62.2% to $0.9 million in the third quarter of fiscal 2010 from $2.3 million in the third quarter of the prior year. On a year-to-date basis, interest income decreased 63.8% to $2.7 million in the first nine months of fiscal 2010 from $7.5 million in the same period of the prior year. The decrease in interest income during the third quarter and first nine months of fiscal 2010 can be attributed to lower interest rates on short-term cash investments, partially offset by an increase in the average short-term cash investment balances, as compared to the same periods of the prior year.

Net Foreign Currency Exchange Loss

We realized a net foreign currency exchange loss of $1.0 million during the third quarter of fiscal 2010 compared to a net foreign currency exchange loss of $23.5 million during the third quarter of fiscal 2009. On a year-to-date basis, we realized a net foreign currency exchange loss of $2.9 million in the first nine months of fiscal 2010, compared to a net foreign currency exchange loss of $25.5 million in the same period of the prior fiscal year. The net foreign currency exchange losses incurred during the third quarter and first nine months of fiscal 2010 and fiscal 2009, are primarily comprised of the net foreign currency exchange gains or losses on accounts payable denominated in currencies other than the functional currency of the respective market where we consider inventory as an economic hedge (further discussed below) and the costs of utilizing forward contracts to hedge our foreign currency exposures.

As a result of subsidiaries outside of the U.S. purchasing certain inventory in currencies other than the currency in which the inventory is sold, we recognize net foreign currency exchange gains and losses primarily due to the fluctuation in the value of the U.S. dollar versus the euro and the euro and the U.S. dollar versus other currencies. It is our policy to minimize foreign currency exchange gains and losses through an effective hedging program. Under this program, we will typically enter into forward contracts to hedge a portion of our net monetary exposure. In certain cases where we expect our product selling prices to fluctuate with changes in foreign currency exchange rates, we consider the value of such inventory on hand as a hedge against the related foreign currency denominated accounts payable. Under this strategy, to the extent we incur a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency as a result of changes in foreign currency exchange rates, we would typically expect to see a corresponding increase (decrease) in selling prices upon the sale of the respective inventory. As discussed above, the $23.5 million net foreign currency exchange loss in the third quarter of fiscal 2009 can be primarily attributed to the use of certain portions of inventory as an economic hedge against foreign currency exposure in accounts payable. We were able to recover a significant portion of this foreign currency exchange loss through increased gross margin in the third and fourth quarters of fiscal 2009.

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

Net loss attributable to noncontrolling interest

Net loss attributable to noncontrolling interest (previously referred to as minority interest) for the third quarter and first nine months of fiscal 2010 was less than $0.1 million and $0.4 million, respectively, compared to a net loss attributable to noncontrolling interest of $0.2 million and $2.3 million, respectively, for the third quarter and first nine months of fiscal 2009. The net loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture losses, as the joint venture is a consolidated subsidiary in our financial statements and the year-over-year changes can be attributed to the improving results of the joint venture. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been material to our operating results as a whole.

Provision for Income Taxes

Our effective tax rate was 27.3% in the third quarter of fiscal 2010 and 37.4% in the third quarter of fiscal 2009. Our effective tax rate was 25.8% for the first nine months of fiscal 2010 compared to 38.2% for the same period of the prior year. The decrease in the effective rate for both the third quarter and first nine months of fiscal 2010 compared to the same periods of the prior year is primarily the result of our improved financial performance in Europe and the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes increased 63.4% to $16.1 million for the third quarter of fiscal 2010 compared to $9.9 million in the same period of fiscal 2009 and increased 6.3% to $38.1 million for the first nine months of fiscal 2010 compared to $35.8 million in the first nine months of fiscal 2009. The provision for income taxes in these periods was primarily impacted by the higher earnings in Europe and the relative mix of earnings and losses in countries in which we operate.

The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate such as: a) losses in tax jurisdictions where we are not able to record a tax benefit; b) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2009 and 2008:

	Nine months ended October 31,
	2009	2008
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$588,208	$102,830
Investing activities	(19,118)	(94,559)
Financing activities	64,412	(36,330)
Effect of exchange rate changes on cash and cash equivalents	74,421	(34,115)

Net increase (decrease) in cash and cash equivalents	$707,923	$(62,174)

Net cash provided by operating activities was $588.2 million for the first nine months of fiscal 2010 compared to $102.8 million for the same period of the prior year. The increase in cash provided by operating activities during the first nine months of fiscal 2010 compared to the same period of the prior year is primarily due to the timing of our cash flows resulting from lower working capital requirements associated with a decline in net sales and the timing of payments to our vendors offset, in part, by the timing of receipts from our customers. We manage working capital primarily by monitoring our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). Our net cash days improved to 23 days at the end of the third quarter of fiscal 2010 compared to 27 days at the end of the third quarter of fiscal 2009. We believe the improvement in our working capital metrics can be largely attributed to our enhanced focus on reducing our working capital requirements, particularly in Europe. While we continue to focus on working capital management, the performance level achieved for this quarter is better than our historical and targeted ranges and may be difficult to sustain on a consistent basis in the future.

The following table presents the components of our cash conversion cycle, in days, for the quarters ended October 31, 2009 and 2008:

	Three months ended October 31,
	2009	2008
Days of sales outstanding	44	39
Days of supply in inventory	29	31
Days of purchases outstanding	(50)	(43)

Cash conversion cycle (days)	23	27

Net cash used in investing activities of $19.1 million during the first nine months of fiscal 2010 is the net result of $5.4 million of proceeds received from the sale of certain facilities in the U.S. and Europe, $8.2 million of cash used for acquisitions in Europe and $16.3 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $30.0 million during fiscal 2010 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash provided by financing activities of $64.4 million during the first nine months of fiscal 2010 reflects $45.8 million of net borrowings on our revolving credit lines and long-term debt and $18.6 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

As of October 31, 2009, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2010. We pay interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin (rate of 1.38% at October 31, 2009). Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings (rate of .87% at October 31, 2009). In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $535.8 million at October 31, 2009 to support our worldwide operations (average interest rate on the borrowings was 2.75% at October 31, 2009).

The total capacity of the aforementioned credit facilities was approximately $935.8 million, of which $113.9 million was outstanding at October 31, 2009. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At October 31, 2009, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2009, the maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $915.9 million.

At October 31, 2009, the Company had issued standby letters of credit of $37.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

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

For further discussion of our credit facilities, convertible senior debentures and standby letters of credit refer to Note 3 of Notes to Consolidated Financial Statements.

Our debt to capital ratio was 18% at October 31, 2009. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $7.2 million at October 31, 2009. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of October 31, 2009, we were in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2009 and January 31, 2009, the aggregate amount of guarantees under these arrangements totaled approximately $49.0 million and $31.9 million, respectively, of which approximately $39.7 million and $23.1 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. No material changes have occurred in our market risks since January 31, 2009.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2009. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2010.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

10-BBf	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	December 1, 2009
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer;	December 1, 2009
Jeffery P. Howells	Director (principal financial officer)

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	December 1, 2009
Joseph B. Trepani	(principal accounting officer)