Form 10-Q
period 2010-04-30
TECH DATA CORP
filed 2010-06-02
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2010
Common stock, par value $.0015 per share	50,721,775

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$911,002	$1,116,579
Accounts receivable, less allowance for doubtful accounts of $52,483 and $54,627	2,488,057	2,593,919
Inventories	1,776,357	1,704,658
Prepaid expenses and other assets	169,116	156,448

Total current assets	5,344,532	5,571,604
Property and equipment, net	85,449	90,634
Other assets, net	177,176	167,881

Total assets	$5,607,157	$5,830,119

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit loans	$72,113	$65,384
Accounts payable	2,598,502	2,799,949
Accrued expenses and other liabilities	443,506	455,841

Total current liabilities	3,114,121	3,321,174
Long-term debt, net	340,277	338,157
Other long-term liabilities	77,788	76,255

Total liabilities	3,532,186	3,735,586

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2010 and January 31, 2010	89	89
Additional paid-in capital	763,240	769,295
Treasury stock, at cost 7,730,817 shares at April 30, 2010 and 7,776,419 shares at January 31, 2010	(278,284)	(279,198)
Retained earnings	1,284,761	1,239,128
Accumulated other comprehensive income	299,765	359,581

Equity attributable to shareholders of Tech Data Corporation	2,069,571	2,088,895
Noncontrolling interest	5,400	5,638

Total equity	2,074,971	2,094,533

Total liabilities and equity	$5,607,157	$5,830,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2010	2009
Net sales	$5,621,055	$4,990,959
Cost of products sold	5,328,252	4,729,744

Gross profit	292,803	261,215
Selling, general and administrative expenses	223,317	213,405

Operating income	69,486	47,810
Interest expense	6,588	7,890
Other (income) expense, net	(276)	(1,460)

Income before income taxes	63,174	41,380
Provision for income taxes	17,530	9,787

Consolidated net income	45,644	31,593
Net (income) loss attributable to noncontrolling interest	(11)	172

Net income attributable to shareholders of Tech Data Corporation	$45,633	$31,765

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.89	$0.63

Diluted	$0.88	$0.63

Weighted average common shares outstanding:
Basic	51,492	50,153

Diluted	52,069	50,242

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$5,688,095	$5,105,042
Cash paid to suppliers and employees	(5,846,220)	(4,982,602)
Interest paid, net	(1,401)	(1,351)
Income taxes paid	(3,034)	(5,741)

Net cash (used in) provided by operating activities	(162,560)	115,348

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3,320
Acquisition of businesses, net of cash acquired	(11,604)	(3,217)
Expenditures for property and equipment	(2,864)	(1,393)
Software and software development costs	(3,144)	(2,220)

Net cash used in investing activities	(17,612)	(3,510)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	945	685
Cash paid for purchase of treasury stock	(5,595)	—
Net borrowings (repayments) on revolving credit loans	5,156	(14,953)
Principal payments on long-term debt	(115)	(582)
Excess tax benefit from stock-based compensation	983	—

Net cash provided by (used in) financing activities	1,374	(14,850)

Effect of exchange rate changes on cash and cash equivalents	(26,779)	9,783

Net (decrease) increase in cash and cash equivalents	(205,577)	106,771
Cash and cash equivalents at beginning of year	1,116,579	528,023

Cash and cash equivalents at end of period	$911,002	$634,794

Reconciliation of net income to net cash (used in) provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$45,633	$31,765
Net income (loss) attributable to noncontrolling interest	11	(172)

Consolidated net income	45,644	31,593
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,155	10,969
Provision for losses on accounts receivable	1,432	2,405
Stock-based compensation expense	2,449	2,798
Accretion of debt discount on convertible senior debentures	2,570	2,570
Excess tax benefits from stock-based compensation	(983)	—
Changes in operating assets and liabilities:
Accounts receivable	66,698	114,308
Inventories	(100,805)	195,582
Prepaid expenses and other assets	(18,125)	(4,740)
Accounts payable	(161,609)	(220,530)
Accrued expenses and other liabilities	(10,986)	(19,607)

Total adjustments	(208,204)	83,755

Net cash (used in) provided by operating activities	$(162,560)	$115,348

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2010 and its results of operations and cash flows for the three months ended April 30, 2010 and 2009.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three months ended April 30, 2010 and 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2011.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” Other comprehensive (loss) income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive (loss) income attributable to the shareholders of the Company for the three months ended April 30, 2010 and 2009 is as follows:

	Three months ended April 30,
	2010	2009
	(In thousands)
Comprehensive (loss) income:
Consolidated net income	$45,644	$31,593
Change in consolidated CTA account(1)	(59,816)	40,562

Total comprehensive (loss) income	(14,172)	72,155
Less—comprehensive loss attributable to noncontrolling interest	(239)	(48)

Comprehensive (loss) income attributable to shareholders of Tech Data Corporation	$(13,933)	$72,203

(1)	There were no income tax effects related to the change in cumulative translation adjustments for the three months ended April 30, 2010 or 2009.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard limiting the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. Also, the concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. The Company adopted this standard effective February 1, 2010, which had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard which amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. This also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of this accounting standard, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company adopted this standard effective February 1, 2010, which had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non- software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying January 31, 2010 and April 30, 2009 consolidated financial statements to conform to the April 30, 2010 financial statement presentation. Such reclassifications had no effect on previously reported net income or equity.

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

	Three months ended April 30,
	2010			2009
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$45,633	51,492	$0.89	$31,765	50,153	$0.63

Effect of dilutive securities:
Equity-based awards	—	577		—	89

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$45,633	52,069	$0.88	$31,765	50,242	$0.63

At April 30, 2010 and 2009, there were 635,540 and 5,714,002 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either April 30, 2010 or 2009 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	April 30, 2010	January 31, 2010
	(In thousands)
Receivables Securitization Program, interest rate of 1.39% at April 30, 2010, expiring October 2010	$—	$—
Multi-currency Revolving Credit Facility, interest rate of .91% at April 30, 2010, expiring March 2012	—	—
Uncommitted revolving credit facilities, average interest rate of 6.77% at April 30, 2010, expiring on various dates throughout fiscal 2011	40,564	32,366
Interest-free revolving credit loan payable to Brightstar Corporation	31,549	33,018

Total	$72,113	$65,384

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, which was amended in October 2009, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $564.1 million and $487.8 million at April 30, 2010 and January 31, 2010, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition, the Company is required to pay a commitment fee of .50% per annum on the unused portion of the Receivables Securitization Program.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $451.2 million at April 30, 2010 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $851.2 million, of which $40.6 million was outstanding at April 30, 2010. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $851.2 million.

The Company also has an interest-free revolving credit loan from Brightstar Corporation (“Brightstar”) that was issued in connection with the Company’s joint venture. This revolving credit loan from Brightstar has no contractual repayment date and will increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company.

At April 30, 2010, the Company had issued standby letters of credit of $74.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

Long-Term Debt

	April 30, 2010	January 31, 2010
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(16,704)	(19,274)

Convertible senior debentures, net	333,296	330,726
Capital leases	7,444	7,907

	340,740	338,633
Less—current maturities (included in “accrued expenses and other liabilities”)	(463)	(476)

Total	$340,277	$338,157

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

In accordance with the accounting standard regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during both of the quarters ended April 30, 2010 and 2009, the Company has recorded contractual interest expense of $2.4 million, and non-cash interest expense of $2.5 million related to the $350 million convertible senior debentures. At April 30, 2010, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $16.7 million unamortized debt discount has a remaining amortization period of approximately 20 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 27.7% in the first quarter of fiscal 2011 and 23.7% in the first quarter of fiscal 2010. The increase in the effective rate for the first quarter of fiscal 2011 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates and the resolution of minor discrete tax items.

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

The overall effective tax rate will continue to be dependent upon the geographic distribution of the Company’s earnings or losses, changes in tax laws, or interpretations of these laws in these operating jurisdictions. The Company monitors the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating the Company’s annual effective income tax rates, future income tax expense could be materially affected.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the three months ended April 30, 2010 and 2009, the Company recorded $2.4 million and $2.8 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At April 30, 2010, the Company had awards outstanding from five equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant. At April 30, 2010 approximately 3.5 million shares remain available for future grants. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the three months ended April 30, 2010, the Company’s Board of Directors approved the issuance of 233,057 shares of restricted stock and 17,799 MVOs. In addition, during the three months ended April 30, 2010, 39,491 stock options and 168,137 MV Stock-Settled SARs and MVOs were exercised, 146,650 shares of restricted stock vested and 17,156 equity-based awards were cancelled. The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 6—SHAREHOLDERS’ EQUITY

In December 2009, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. During the first quarter of fiscal 2011, the Company repurchased 135,434 shares at an average of $41.32 per share, for a total cost, including expenses, of $5.6 million, under this share repurchase program.

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

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company carries its assets and liabilities at fair value and classifies and discloses its assets and liabilities in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 –unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at April 30, 2010 and 2009 was $3.5 million and $(2.0) million, respectively (see further discussion below in Note 8 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $353.5 million at April 30, 2010, based upon quoted market information (level 1 criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

NOTE 8 — DERIVATIVE INSTRUMENTS

In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company’s foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts to hedge accounts receivable, accounts payable and financing transactions. These derivatives are not designated as hedging instruments.

The Company employs established policies and procedures to manage the exposure to fluctuations in the value of foreign currencies. It is the Company’s policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, the Company does not enter into derivative instruments for speculative or trading purposes.

The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. This strategy can result in a certain degree of quarterly earnings volatility, as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The net foreign currency exchange gains and losses were not significant to the Company’s consolidated operating results for both of the quarters ended April 30, 2010 and 2009.

The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value of Financial Instruments.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $59.9 million and $62.3 million, respectively, of which approximately $39.0 million and $40.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

NOTE 10 — SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2010	2009
	(In thousands)
Net sales to unaffiliated customers:
Americas	$2,462,713	$2,208,475
Europe	3,158,342	2,782,484

Total	$5,621,055	$4,990,959

Operating income:
Americas	$44,290	$25,346
Europe	27,645	25,262
Stock-based compensation expense	(2,449)	(2,798)

Total	$69,486	$47,810

Depreciation and amortization:
Americas	$4,045	$4,027
Europe	7,110	6,942

Total	$11,155	$10,969

Capital expenditures:
Americas	$2,926	$1,596
Europe	3,082	2,017

Total	$6,008	$3,613

Identifiable assets:
Americas	$2,061,832	$1,977,315
Europe	3,545,325	2,860,204

Total	$5,607,157	$4,837,519

Goodwill(1) :
Americas	$2,966	$2,966
Europe	19,696	12,284

Total	$22,662	$15,250

(1)	The increase in the goodwill at April 30, 2010, is the result of several European acquisitions completed during the first quarter of fiscal 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2010, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

A key tenet of our strategy is superior execution focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand and develop markets and cost efficiencies for our vendors and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively monitor and evaluate our pricing policies, credit management and purchasing policies in response to potential changes in our vendor terms and conditions and the general market environment and make adjustments within our customer or vendor portfolios as necessary. As a result, we may experience sales declines in some of the markets in which we operate, thereby impacting our consolidated financial results. In addition, retraction from the nascent global economic recovery or softness in economies in which we operate may hinder our ability to maintain and / or improve gross margins from the levels realized in recent periods. Our business also requires significant levels of working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2010, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 17%.

In addition to focusing on superior execution, we continue to drive diversification and realignment of our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business is and will continue to be our core business. However, as technology evolves, our business model and value-added offerings must evolve to ensure our vendors have efficient distribution channels for their products and our customers have a broad array of solutions to sell. In both Europe and the Americas, we are continuing to expand our product portfolio to include leading technologies surrounding the data center, consumer electronics, mobility and software. In addition, we have continued to invest in our offerings designed to provide innovative third party logistics and other services to our business partners. Finally, during the first quarter of fiscal 2011, we made two business acquisitions in Europe that will further strengthen our European enterprise business. While these acquisitions did not have a significant impact on our consolidated results of operations during the first quarter of fiscal 2011 and are not expected to have a significant impact in fiscal 2011, we believe the acquisitions will further diversify our product and customer portfolios and are important additions in their respective markets, while leveraging our existing infrastructure in Europe. As we execute our diversification strategy, we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on capital employed.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2010 and 2009:

	Three months ended April 30, 2010		Three months ended April 30, 2009
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,462,713	43.8%	$2,208,475	44.2%
Europe	3,158,342	56.2%	2,782,484	55.8%

Worldwide	$5,621,055	100.0%	$4,990,959	100.0%

			Three months ended April 30,
			2010	2009
Year-over-year increase (decrease) in net sales (%):
Americas			11.5%	(18.1)%
Europe (US$)			13.5%	(17.4)%
Europe (euro)			9.0%	(2.6)%
Worldwide			12.6%	(17.7)%

	Three months ended April 30, 2010		Three months ended April 30, 2009
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$44,290	1.80%	$25,346	1.15%
Europe	27,645	0.88%	25,262	0.91%
Stock-based compensation expense	(2,449)	(0.04)%	(2,798)	(0.06)%

Worldwide	$69,486	1.24%	$47,810	0.96%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard approximated 29% of our net sales in the first quarter of fiscal 2011 and 30% of our net sales the first quarter of fiscal 2010. There were no other vendors or customers that exceeded 10% of our consolidated net sales in either of the periods presented.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three months ended April 30, 2010 and 2009, as follows:

	Three months ended April 30,
	2010	2009
Net sales	100.00%	100.00%
Cost of products sold	94.79	94.77

Gross profit	5.21	5.23
Selling, general and administrative expenses	3.97	4.27

Operating income	1.24	.96
Interest expense	.12	.16
Other (income) expense, net	—	(.04)

Income before income taxes	1.12	.84
Provision for income taxes	.31	.20

Consolidated net income	.81	.64
Net (income) loss attributable to noncontrolling interest	—	—

Net income attributable to shareholders of Tech Data Corporation	.81%	.64%

Three months ended April 30, 2010 and 2009

Net Sales

Our consolidated net sales were $5.6 billion in the first quarter of fiscal 2011, an increase of 12.6% when compared to the first quarter of fiscal 2010. The weakening of the U.S. dollar against certain foreign currencies positively impacted our year-over-year net sales comparison by approximately four percentage points. On a regional basis, during the first quarter of fiscal 2011, net sales in the Americas increased by 11.5% when compared to the first quarter of fiscal 2010 and increased by 13.5% in Europe (an increase of 9.0% on a euro basis). The increase in net sales in both the Americas and Europe during the first quarter of fiscal 2011 was primarily attributable to stronger demand for technology products in both regions compared to the same period of the prior year.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) remained relatively consistent at 5.21% during the first quarter of fiscal 2011 from 5.23% in the first quarter of fiscal 2010. Solid execution of our inventory, pricing and freight management practices were the primary contributing factors in sustaining our relatively stable gross margin.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.97% for the first quarter of fiscal 2011, compared to 4.27% in the first quarter of fiscal 2010. The decrease in SG&A as a percentage of net sales in the first quarter of fiscal 2011 compared to the same period of the prior year is primarily attributable to the operating leverage achieved this year as our net sales have increased at a more rapid rate than our operating expenses.

In absolute dollars, SG&A increased by $9.9 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The year-over-year increase in SG&A is primarily attributable to our continued investments to support sales growth and strategic initiatives, including consulting and integration costs related to the Company’s acquisitions in Europe, and the weakening of the U.S. dollar against certain foreign currencies year-over-year.

Interest Expense

Interest expense decreased 16.5% to $6.6 million in the first quarter of fiscal 2011 compared to $7.9 million in the first quarter of the prior year. The decrease in interest expense for the first quarter of fiscal 2011 is primarily attributable to lower interest rates on revolving credit loans and lower average outstanding debt balances as compared to the same period of the prior year.

Interest expense for the three months ended April 30, 2010 and 2009, includes non-cash interest expense of $2.5 million related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest for the first quarter of fiscal 2011 was less than $0.1 million compared to a net loss attributable to noncontrolling interest of $0.2 million for the first quarter of fiscal 2010. The net (income) loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture operations, as the joint venture is a consolidated subsidiary in our financial statements and the year-over-year changes can be attributed to the improving results of the joint venture. The joint venture commenced sales in the third quarter of fiscal 2008, and to date the joint venture’s results of operations have not been material to our consolidated operating results.

Provision for Income Taxes

Our effective tax rate was 27.7% in the first quarter of fiscal 2011 and 23.7% in the first quarter of fiscal 2010. The increase in the effective rate for both the first quarter of fiscal 2011 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate and the resolution of minor discrete tax items.

On an absolute dollar basis, the provision for income taxes increased 79.1% to $17.5 million for the first quarter of fiscal 2011 compared to $9.8 million in the same period of fiscal 2010. The provision for income taxes in these periods was primarily due to an increase in taxable earnings in certain countries in which we operate.

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

The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses, changes in tax laws, or interpretations of these laws in our operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.

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

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2010 and 2009:

	Three months ended April 30,
	2010	2009
	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(162,560)	$115,348
Investing activities	(17,612)	(3,510)
Financing activities	1,374	(14,850)
Effect of exchange rate changes on cash and cash equivalents	(26,779)	9,783

Net (decrease) increase in cash and cash equivalents	$(205,577)	$106,771

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities.

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. Given the seasonality of our business we strive to achieve year-over-year improvements in all our metrics including our cash conversion cycle. We were pleased with our net cash days improvement to 26 days at the end of the first quarter of fiscal 2011 compared to 30 days at the end of the first quarter of fiscal 2010. However, we also believe our net cash days performance throughout the remainder of fiscal 2010 was on the lower end of our targeted range for cash days and therefore it will be difficult to achieve comparable year-over-year improvements in our cash days throughout the remainder of fiscal 2011.

The following table presents the components of our cash conversion cycle, in days, as of April 30, 2010 and 2009:

	Three months ended April 30,
	2010	2009
Days of sales outstanding	40	41
Days of supply in inventory	30	30
Days of purchases outstanding	(44)	(41)

Cash conversion cycle (days)	26	30

Net cash used in operating activities was $162.6 million for the first quarter of fiscal 2011 compared to $115.3 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first quarter of fiscal 2011 compared to the same period of the prior year can be attributed to i) the timing of both cash receipts from our customers and payments to our vendors and ii) additional working capital requirements due to the stronger net sales performance during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as a result of the emerging economic recovery in the first quarter of fiscal 2011. Our net cash days during the first quarter of fiscal 2011 are within our targeted range.

Net cash used in investing activities of $17.6 million during the first three months of fiscal 2011 is the result of $11.6 million of cash used for acquisitions in Europe and $6.0 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $35.0 million during fiscal 2011 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash provided by financing activities of $1.4 million during the first three months of fiscal 2011 reflects $5.0 million of net borrowings on our revolving credit lines and long-term debt and $0.9 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan, partially offset by $5.6 million of cash used in the repurchase of 135,434 shares of our common stock.

As of April 30, 2010, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2010. We pay interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $451.2 million at April 30, 2010 to support our worldwide operations. The total capacity of the aforementioned credit facilities was approximately $851.2 million, of which $40.6 million was outstanding at April 30, 2010. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of April 30, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $851.2 million.

We also have an interest-free revolving credit loan from Brightstar Corporation “(Brightstar”) that was issued in connection with our joint venture. This revolving credit loan from Brightstar has no contractual repayment date and will increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. The amount outstanding at April 30, 2010 totaled $31.5 million.

At April 30, 2010, the Company had issued standby letters of credit of $74.3 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through April 30, 2010, we have repurchased 135,434 shares at an average of $41.32 per share, for a total cost, including expenses, of $5.6 million under this share repurchase program.

For our share repurchase programs, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 17% at April 30, 2010. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase or decrease our interest expense or other costs of capital or capital may or may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $6.0 million at April 30, 2010. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of April 30, 2010, we were in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $59.9 million and $62.3 million, respectively, of which approximately $39.0 million and $40.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. No material changes have occurred in our market risks since January 31, 2010.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010. There were no material changes in the Company’s internal controls over financial reporting during the first quarter of fiscal 2011.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through April 30, 2010, we have repurchased 135,434 shares at an average of $41.32 per share, for a total cost, including expenses, of $5.6 million under this share repurchase program. The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. In conjunction with the $100.0 million share repurchase program, the Company executed 10b5-1 plans that instruct the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day was determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2010:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
February 1 – February 28, 2010	41,523	$39.76	41,523
March 1 – March 31, 2010	50,000	$42.02	50,000
April 1 – April 30, 2010	43,911	$41.98	43,911

Total	135,434	$41.32	135,434	$94,405,000

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

At the 2010 Annual Meeting of Shareholders held June 2, 2010, the shareholders voted on the following items:

1. A proposal to approve the election of four directors, Charles E. Adair, Maximilian Ardelt, Harry J. Harczak, Jr. all with terms to expire in 2013, and Savio W. Tung, with a term to expire in 2011. The vote was as follows:

	For	Against	Abstain

Charles E. Adair	44,030,376	529,505	4,738
Maximilian Ardelt	43,554,997	1,005,853	3,769
Harry J. Harczak, Jr.	44,359,185	200,896	4,538
Savio W. Tung	44,361,179	199,351	4,089

For each nominee, the number of votes cast “for” exceeded the number cast “against” and therefore they were all elected to the Board.

Directors Robert M. Dutkowsky, Jeffery P. Howells, David M. Upton, Kathleen Misunas, Thomas I. Morgan and Steven A. Raymund will continue in office for their respective terms.

2. A proposal to ratify the selection of the Company’s independent registered public accounting firm, Ernst & Young LLP, for the fiscal year ending January 31, 2011. The vote was 46,146,110 for, 239,322 against and 4,361 abstain. As a majority of the votes cast voted for the proposal, the proposal passed.

3. A proposal to vote, on an advisory basis, for the ratification of the compensation awarded to the Company’s named executive officers for the fiscal year ended January 31, 2010, as shown in the “Summary Compensation Table” of the 2010 Proxy Statement. The vote was 43,892,168 for, 1,126,573 against and 1,371,052 abstain. As a majority of the votes cast voted for the proposal, the proposal passed.

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

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	June 2, 2010
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer;	June 2, 2010
Jeffery P. Howells	Director (principal financial officer)

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	June 2, 2010
Joseph B. Trepani	(principal accounting officer)