Form 10-Q
period 2010-07-31
TECH DATA CORP
filed 2010-09-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2010
Common stock, par value $.0015 per share	46,606,692

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$940,058	$1,116,579
Accounts receivable, less allowance for doubtful accounts of $50,721 and $54,627	2,356,816	2,593,919
Inventories	1,782,822	1,704,658
Prepaid expenses and other assets	155,714	156,448

Total current assets	5,235,410	5,571,604
Property and equipment, net	83,535	90,634
Other assets, net	177,185	167,881

Total assets	$5,496,130	$5,830,119

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit loans	$76,579	$65,384
Accounts payable	2,613,435	2,799,949
Accrued expenses and other liabilities	455,264	455,841

Total current liabilities	3,145,278	3,321,174
Long-term debt, net	342,612	338,157
Other long-term liabilities	76,414	76,255

Total liabilities	3,564,304	3,735,586

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2010 and January 31, 2010	89	89
Additional paid-in capital	763,851	769,295
Treasury stock, 12,011,476 and 7,776,419 shares at July 31, 2010 and January 31, 2010	(446,448)	(279,198)
Retained earnings	1,325,616	1,239,128
Accumulated other comprehensive income	283,441	359,581

Equity attributable to shareholders of Tech Data Corporation	1,926,549	2,088,895
Noncontrolling interest	5,277	5,638

Total equity	1,931,826	2,094,533

Total liabilities and equity	$5,496,130	$5,830,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Net sales	$5,473,961	$5,183,731	$11,095,016	$10,174,690
Cost of products sold	5,186,424	4,914,657	10,514,676	9,644,401

Gross profit	287,537	269,074	580,340	530,289
Selling, general and administrative expenses	221,779	215,200	445,096	428,605

Operating income	65,758	53,874	135,244	101,684
Interest expense	7,329	7,135	13,917	15,025
Other (income) expense, net	(94)	(412)	(370)	(1,872)

Income before income taxes	58,523	47,151	121,697	88,531
Provision for income taxes	17,691	12,141	35,221	21,928

Consolidated net income	40,832	35,010	86,476	66,603
Net loss attributable to noncontrolling interest	23	147	12	319

Net income attributable to shareholders of Tech Data Corporation	$40,855	$35,157	$86,488	$66,922

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.82	$0.70	$1.71	$1.33

Diluted	$0.82	$0.70	$1.70	$1.33

Weighted average common shares outstanding:
Basic	49,612	50,252	50,537	50,203

Diluted	49,986	50,461	51,012	50,352

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$11,269,978	$10,373,918
Cash paid to suppliers and employees	(11,199,882)	(9,822,409)
Interest paid, net	(7,706)	(7,711)
Income taxes paid	(28,918)	(18,235)

Net cash provided by operating activities	33,472	525,563

Cash flows from investing activities:
Proceeds from sale of property and equipment	0	3,320
Acquisition of businesses, net of cash acquired	(11,604)	(8,153)
Expenditures for property and equipment	(6,614)	(3,915)
Software and software development costs	(7,681)	(4,872)

Net cash used in investing activities	(25,899)	(13,620)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,191	1,234
Cash paid for purchase of treasury stock	(166,554)	0
Capital contributions and net borrowings from joint venture partner	0	3,168
Net borrowings (repayments) on revolving credit loans	10,265	(21,355)
Principal payments on long-term debt	(222)	(5,286)
Excess tax benefit from stock-based compensation	1,080	0

Net cash used in financing activities	(154,240)	(22,239)

Effect of exchange rate changes on cash and cash equivalents	(29,854)	48,631

Net (decrease) increase in cash and cash equivalents	(176,521)	538,335
Cash and cash equivalents at beginning of year	1,116,579	528,023

Cash and cash equivalents at end of period	$940,058	$1,066,358

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$86,488	$66,922
Net loss attributable to noncontrolling interest	(12)	(319)

Consolidated net income	86,476	66,603
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	21,948	22,483
Provision for losses on accounts receivable	3,088	2,663
Stock-based compensation expense	5,109	5,631
Accretion of debt discount on convertible senior debentures	5,139	5,139
Excess tax benefits from stock-based compensation	(1,080)	0
Changes in operating assets and liabilities:
Accounts receivable	175,051	199,404
Inventories	(118,706)	341,742
Prepaid expenses and other assets	(16,293)	26,670
Accounts payable	(132,931)	(113,109)
Accrued expenses and other liabilities	5,671	(31,663)

Total adjustments	(53,004)	458,960

Net cash provided by operating activities	$33,472	$525,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is a distributor of information technology (“IT”) products, logistics management and other value-added services. The Company distributes computer hardware, software products, data center products, consumer electronics and mobility products to value-added resellers, direct marketers, retailers and corporate resellers. The Company is managed in two geographic segments: the Americas (including North America and Latin America) and Europe.

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2010 and its results of operations and cash flows for the three and six months ended July 31, 2010 and 2009.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and six months ended July 31, 2010 and 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income (loss).” Other comprehensive income (loss) is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes.

Comprehensive income (loss) attributable to the shareholders of the Company for the three and six months ended July 31, 2010 and 2009 is as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income:
Consolidated net income	$40,832	$35,010	$86,476	$66,603
Change in consolidated CTA (1)	(16,324)	124,548	(76,140)	165,110

Total comprehensive income	24,508	159,558	10,336	231,713
Less—comprehensive (loss) income attributable to noncontrolling interest	(122)	184	(361)	136

Comprehensive income attributable to shareholders of Tech Data Corporation	$24,630	$159,374	$10,697	$231,577

(1)	There were no income tax effects related to the change in cumulative translation adjustments for the three and six months ended July 31 2010 or 2009.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard revising the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. Also, the concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this standard. The Company adopted this standard effective February 1, 2010, which had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard which amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. This standard also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of this accounting standard, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company adopted this standard effective February 1, 2010, which had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the accompanying January 31, 2010 and July 31, 2009 consolidated financial statements to conform to the July 31, 2010 financial statement presentation. Such reclassifications had no effect on previously reported net income or equity.

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

	Three months ended July 31,
	2010			2009
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$40,855	49,612	$0.82	$35,157	50,252	$0.70

Effect of dilutive securities:
Equity-based awards		374			209

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$40,855	49,986	$0.82	$35,157	50,461	$0.70

	Six months ended July 31,
	2010			2009
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$86,488	50,537	$1.71	$66,922	50,203	$1.33

Effect of dilutive securities:
Equity-based awards		475			149

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$86,488	51,012	$1.70	$66,922	50,352	$1.33

At July 31, 2010 and 2009, there were 1,180,856 and 3,964,260 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either July 31, 2010 or 2009 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	July 31, 2010	January 31, 2010
	(In thousands)
Receivables Securitization Program, interest rate of 1.51% at July 31, 2010, expiring October 2010	$0	$0
Multi-currency Revolving Credit Facility, interest rate of .94% at July 31, 2010, expiring March 2012	0	0
Uncommitted revolving credit facilities, average interest rate of 6.88% at July 31, 2010, expiring on various dates throughout fiscal 2011	45,560	32,366
Interest-free revolving credit loan payable to Brightstar Corporation	31,019	33,018

Total	$76,579	$65,384

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance

Sheet, totaled $543.7 million and $487.8 million at July 31, 2010 and January 31, 2010, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. In addition, the Company is required to pay a commitment fee of .50% per annum on the unused portion of the Receivables Securitization Program. The Company anticipates renewing the Receivables Securitization Program upon its expiration in October 2010.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $467.9 million at July 31, 2010 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $867.9 million, of which $45.6 million was outstanding at July 31, 2010. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $867.9 million.

The Company also has an interest-free revolving credit loan from Brightstar Corporation (“Brightstar”) that was issued in connection with the Company’s joint venture. This revolving credit loan from Brightstar has no contractual repayment date and will increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company.

At July 31, 2010, the Company had issued standby letters of credit of $72.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

Long-Term Debt

	July 31, 2010	January 31, 2010
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(14,135)	(19,274)

Convertible senior debentures, net	335,865	330,726
Capital leases	7,209	7,907

	343,074	338,633
Less—current maturities (included in “accrued expenses and other liabilities”)	(462)	(476)

Total	$342,612	$338,157

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

In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the three and six months ended July 31, 2010 and 2009, the Company has recorded contractual interest expense of $2.4 million and $4.8 million, respectively, and non-cash interest expense of $2.5 million and $5.0 million, respectively, related to the $350 million convertible senior debentures. At July 31, 2010, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $14.1 million unamortized debt discount has a remaining amortization period of approximately 17 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 30.2% in the second quarter of fiscal 2011 and 25.7% in the second quarter of fiscal 2010. The Company’s effective tax rate was 28.9% for the first semester of fiscal 2011 compared to 24.8% for the same period of the prior year. The increase in the effective rate for the second quarter and first semester of fiscal 2011 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates and the resolution of minor discrete tax items.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the six months ended July 31, 2010 and 2009, the Company recorded $5.1 million and $5.6 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At July 31, 2010, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently issuing new grants. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant. At July 31, 2010 approximately 3.5 million shares remain available for future grants. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

During the six months ended July 31, 2010, the Company’s Board of Directors approved the issuance of 263,936 shares of restricted stock and 17,799 MVOs. In addition, during the six months ended July 31, 2010, 228,020 stock options, MV Stock-Settled SARs and MVOs were exercised, 196,905 shares of restricted stock vested and 62,560 equity-based awards were cancelled. The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 6 — SHAREHOLDERS’ EQUITY

In December 2009, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. During the first semester of fiscal 2011, the Company completed the share repurchase program purchasing 2,482,791 shares of the Company’s common stock at an average cost of $40.28 per share, for a total cost, including expenses, of $100.0 million, under this share repurchase program.

In July 2010, the Company’s Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company’s common stock. Through July 31, 2010, the Company purchased 1,980,297 shares of the Company’s common stock at an average cost of $38.12 per share, for a total cost, including expenses, of $75.5 million, under this share repurchase program. The Company completed the share repurchase program in August 2010, purchasing an additional 621,682 shares at an average cost of $39.42, for a total cost, including expenses, of $24.5 million.

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

The Company’s foreign currency forward contracts are measured based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at July 31, 2010 and 2009 was $(7.7) million and $(13.2) million, respectively (see further discussion below in Note 8 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $352.6 million at July 31, 2010, based upon quoted market information (level 1 criteria).

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts was a net foreign currency exchange gain (loss) of $2.7 million and ($17.8) million for the quarters ended July 31, 2010 and 2009, respectively, and a net foreign currency exchange (loss) of ($3.7) million and ($33.1) million for the six months ended July 31, 2010 and 2009, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value of Financial Instruments.

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $58.9 million and $62.3 million, respectively, of which approximately $48.3 million and $40.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,598,618	$2,397,783	$5,061,331	$4,606,258
Europe	2,875,343	2,785,948	6,033,685	5,568,432

Total	$5,473,961	$5,183,731	$11,095,016	$10,174,690

Operating income:
Americas	$44,580	$35,421	$88,870	$60,767
Europe	23,838	21,286	51,483	46,548
Stock-based compensation expense	(2,660)	(2,833)	(5,109)	(5,631)

Total	$65,758	$53,874	$135,244	$101,684

Depreciation and amortization:
Americas	$4,150	$3,972	$8,195	$7,999
Europe	6,643	7,542	13,753	14,484

Total	$10,793	$11,514	$21,948	$22,483

Capital expenditures:
Americas	$5,176	$2,496	$8,102	$4,092
Europe	3,111	2,678	6,193	4,695

Total	$8,287	$5,174	$14,295	$8,787

Identifiable assets:
Americas	$2,022,645	$1,865,690	$2,022,645	$1,865,690
Europe	3,473,485	3,403,462	3,473,485	3,403,462

Total	$5,496,130	$5,269,152	$5,496,130	$5,269,152

Goodwill (1)
Americas	$2,966	$2,966	$2,966	$2,966
Europe	19,715	14,334	19,715	14,334

Total	$22,681	$17,300	$22,681	$17,300

(1)	The increase in the goodwill at July 31, 2010, is primarily the result of the European acquisitions completed during the first semester of fiscal 2011.

NOTE 11 — SUBSEQUENT EVENT

In August 2010, the Company entered into an agreement to acquire the stock of Triade Holding (“Triade”), a privately-held portfolio of leading value added distributors of consumer electronics, mobility and information technology products in the Benelux region and Denmark. The Company’s current plan is for the Company’s joint venture with Brightstar Corporation to acquire Triade’s mobility business, Mobile Communication Company (“MCC”), a mobility specialist in the Benelux region. The agreement is subject to regulatory approval in Europe and the transaction is expected to be completed during the third quarter of fiscal 2011.

For the twelve months ended January 31, 2010, Triade generated sales of approximately 929 million euro (approximately $1.2 billion), comprised of 35% consumer electronics products, 39% mobility products and 26% IT products. The transaction’s purchase price, including assumed debt, is estimated to be 145 million euro (approximately $189 million), of which approximately 45% relates to MCC, to be acquired directly by the Company’s joint venture with Brightstar Corporation. The final transaction values will be determined at closing. As currently structured, upon completion of the acquisition the operating results of MCC will not be consolidated in the Company’s financial statements and will be accounted for under the equity method and reported as “equity in income (loss) of unconsolidated joint venture” in the Company’s Consolidated Statement of Operations. In addition, as a result of this transaction, the Company’s future results of operations will no longer include the line item, “net (income) loss attributable to noncontrolling interest”, in the Company’s Consolidated Statement of Operations.

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

Overview

Tech Data is a leading distributor of information technology (“IT”) products, logistics management and other value-added services. We distribute computer hardware, software products, data center products, consumer electronics and mobility products to value-added resellers, direct marketers, retailers and corporate resellers. Our offering of value-added customer services includes training and technical support, external financing options, configuration services, outbound telemarketing, marketing services and a suite of electronic commerce solutions. We manage our business in two geographic segments: the Americas (including North America and Latin America) and Europe.

A key tenet of our strategy is superior execution focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand and develop markets and cost efficiencies for our vendors and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively monitor and evaluate our pricing policies, credit management and purchasing policies in response to potential changes in our vendor terms and conditions and the general market environment and make adjustments within our customer or vendor portfolios as necessary. As a result, we may experience sales declines in some of the markets in which we operate, thereby impacting our consolidated financial results. In addition, retraction from the nascent global economic recovery or softness in economies in which we operate may hinder our ability to maintain and / or improve gross margins from the levels realized in recent periods. Our business also requires significant levels of working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2010, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 18%.

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

Consistent with our diversification strategy, in August we announced an agreement to acquire Triade Holding (“Triade”), a privately-held portfolio of leading value added distributors of consumer electronics, mobility and information technology products in the Benelux region and Denmark. Our current plan is for our joint venture with Brightstar Corporation to acquire Triade’s mobility business, Mobile Communication Company (“MCC”), a mobility specialist in the Benelux region. The agreement is subject to regulatory approval in Europe and the transaction is expected to be completed during the third quarter of fiscal 2011. The acquisition of Triade will significantly expand our product, vendor and customer portfolios throughout the Benelux region and Denmark. As currently structured, upon completion of the acquisition the operating results of MCC will not be consolidated in our financial statements and will be accounted for under the equity method and reported as “equity in income (loss) of unconsolidated joint venture” in our Consolidated Statement of Operations. In addition, as a result of this transaction, our future results of operations will no longer include the line item, “net (income) loss attributable to noncontrolling interest”, in our Consolidated Statement of Operations.

In addition, during the first semester of fiscal 2011, we made two business acquisitions in Europe that will further strengthen our European enterprise business and in August, we closed on the acquisition of a European telecommunications supplier. While these acquisitions are not expected to have a significant impact on our consolidated results of operations in fiscal 2011, they will further diversify our product and customer portfolios and are important additions in their respective markets, while leveraging our existing infrastructure in Europe.

We believe our strategy of execution, diversification and innovation will drive further improvements to our financial results in the future. We are constantly monitoring the factors that we can control, including our management of costs, working capital and capital spending and we will continue to work to manage our net sales growth, profitability and market share. We will also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections by vendors of claims. Should additional amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on our consolidated financial results.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments; therefore the Company is reporting this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2010 and 2009:

	Three months ended July 31, 2010		Three months ended July 31, 2009
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,598,618	47.5%	$2,397,783	46.3%
Europe	2,875,343	52.5%	2,785,948	53.7%

Worldwide	$5,473,961	100.0%	$5,183,731	100.0%

	Six months ended July 31, 2010		Six months ended July 31, 2009
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$5,061,331	45.6%	$4,606,258	45.3%
Europe	6,033,685	54.4%	5,568,432	54.7%

Worldwide	$11,095,016	100.0%	$10,174,690	100.0%

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Year-over-year increase (decrease) in net sales (%):
Americas	8.4%	(14.5)%	9.9%	(16.3)%
Europe (US$)	3.2%	(17.1)%	8.4%	(17.3)%
Europe (euro)	15.0%	(7.0)%	11.9%	(4.8)%
Worldwide	5.6%	(15.9)%	9.0%	(16.8)%

	Three months ended July 31, 2010		Three months ended July 31, 2009
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$44,580	1.72%	$35,421	1.48%
Europe	23,838	0.83%	21,286	0.76%
Stock-based compensation expense	(2,660)	(0.05)%	(2,833)	(0.05)%

Worldwide	$65,758	1.20%	$53,874	1.04%

	Six months ended July 31, 2010		Six months ended July 31, 2009
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$88,870	1.76%	$60,767	1.32%
Europe	51,483	0.85%	46,548	0.84%
Stock-based compensation expense	(5,109)	(0.05)%	(5,631)	(0.06)%

Worldwide	$135,244	1.22%	$101,684	1.00%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard Company approximated 28% of our net sales over the past four fiscal quarters. In addition, there were no customers that exceeded 10% of our consolidated net sales in any of the periods presented.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and six months ended July 31, 2010 and 2009, as follows:

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.75	94.81	94.77	94.79

Gross profit	5.25	5.19	5.23	5.21
Selling, general and administrative expenses	4.05	4.15	4.01	4.21

Operating income	1.20	1.04	1.22	1.00
Interest expense	.13	.14	.13	.15
Other (income) expense, net	—	(.01)	(.01)	(.02)

Income before income taxes	1.07	.91	1.10	.87
Provision for income taxes	.32	.23	.32	.21

Consolidated net income	.75	.68	.78	.66
Net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to shareholders of Tech Data Corporation	.75%	.68%	.78%	.66%

Three and six months ended July 31, 2010 and 2009

Net Sales

Our consolidated net sales were $5.5 billion in the second quarter of fiscal 2011, an increase of 5.6% when compared to the second quarter of fiscal 2010. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted our year-over-year net sales comparison by approximately six percentage points. On a regional basis, during the second quarter of fiscal 2011, net sales in the Americas increased by 8.4% when compared to the second quarter of fiscal 2010 and increased by 3.2% in Europe (an increase of 15.0% on a euro basis). On a year-to-date basis, net sales were $11.1 billion during the first semester of fiscal 2011, an increase of 9.0% when compared to the first semester of fiscal 2010. The increase in net sales in both the Americas and Europe during the second quarter and first semester of fiscal 2011 was primarily attributable to a stronger demand for technology products in both regions compared to the same periods of the prior year.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased to 5.25% during the second quarter of fiscal 2011 compared to 5.19% in the second quarter of fiscal 2010. On a year-to-date basis, gross margin remained relatively consistent at 5.23% for the first semester of fiscal 2011 compared to 5.21% in the comparable period of the prior fiscal year. Ongoing efforts to improve the quality and mix of our customer and vendor portfolios, as well as the continued execution of our inventory, pricing and freight management practices, were the primary contributing factors in sustaining our gross margin year over year.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 4.05% for the second quarter of fiscal 2011, compared to 4.15% in the second quarter of fiscal 2010. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.01% compared to 4.21% in the comparable semester of the prior fiscal year .The decrease in SG&A as a percentage of net sales in the second quarter and first semester of fiscal 2011 compared to the same periods of the prior year is primarily attributable to the operating leverage achieved this year as our net sales have increased at a more rapid rate than our operating expenses.

In absolute dollars, SG&A increased by $6.6 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 and increased by $16.5 million in the first semester of fiscal 2011 compared to the same period of the prior year. The year-over-year increase in SG&A is primarily attributable to our higher payroll costs and continued investments to support sales growth and strategic initiatives, partially offset by the strengthening of the U.S. dollar against certain foreign currencies year-over-year.

Interest Expense

Interest expense remained relatively stable at $7.3 million in the second quarter of fiscal 2011 compared to $7.1 million in the second quarter of the prior year. On a year-to-date basis, interest expense decreased 7.4% to $13.9 million in the first semester of fiscal 2011 from $15.0 million in the first semester of the prior year. The decrease in interest expense for the first semester of fiscal 2011 is primarily attributable to lower average outstanding debt balances as compared to the same period of the prior year.

Interest expense for both of the three and six months ended July 31, 2010 and 2009, includes non-cash interest expense of $2.5 million and $5.0 million, respectively, related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions.

Provision for Income Taxes

Our effective tax rate was 30.2% in the second quarter of fiscal 2011 and 25.7% in the second quarter of fiscal 2010. Our effective tax rate was 28.9% for the first semester of fiscal 2011 compared to 24.8% for the same period of the prior year. The increase in the effective rate for both the second quarter and first semester of fiscal 2011 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate and the resolution of minor discrete tax items.

On an absolute dollar basis, the provision for income taxes increased 45.7% to $17.7 million for the second quarter of fiscal 2011 compared to $12.1 million in the same period of fiscal 2010. On a year-to-date basis, the provision for income taxes increased 60.6% to $35.2 million compared to $21.9 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings.

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

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for both the second quarter and first semester of fiscal 2011 was less than $0.1 million compared to a net loss attributable to noncontrolling interest of $0.1 million and $0.3 million for the same periods of the prior fiscal year. The net loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture operations, as the joint venture is a consolidated subsidiary in our financial statements.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2010 and 2009:

	Six months ended July 31,
	2010	2009
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$33,472	$525,563
Investing activities	(25,899)	(13,620)
Financing activities	(154,240)	(22,239)
Effect of exchange rate changes on cash and cash equivalents	(29,854)	48,631

Net (decrease) increase in cash and cash equivalents	$(176,521)	$538,335

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

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. Our net cash days result of 25 days at the end of the second quarter of fiscal 2011 was within our targeted range.

The following table presents the components of our cash conversion cycle, in days, as of July 31, 2010 and 2009:

	As of July 31,
	2010	2009
Days of sales outstanding	39	40
Days of supply in inventory	31	28
Days of purchases outstanding	(45)	(44)

Cash conversion cycle (days)	25	24

Net cash provided by operating activities was $33.5 million for the first semester of fiscal 2011 compared to $525.6 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first semester of fiscal 2011 compared to the same period of the prior year can be attributed to i) the timing of both cash receipts from our customers and payments to our vendors and ii) additional working capital requirements due to the stronger net sales performance during the first semester of fiscal 2011 compared to the first semester of fiscal 2010 as a result of the economic recovery throughout the first semester of fiscal 2011.

Net cash used in investing activities of $25.9 million during the first semester of fiscal 2011 is the result of $11.6 million of cash used for acquisitions in Europe and $14.3 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $35.0 million during fiscal 2011 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $154.2 million during the first semester of fiscal 2011 is primarily the result of $166.6 million of cash used in the repurchase of 4,463,088 shares of our common stock under our share repurchase programs, partially offset by $10.0 million of net borrowings on our revolving credit lines and long-term debt.

As of July 31, 2010, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2010. We pay interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. We anticipate renewing the Receivables Securitization Program upon its expiration in October 2010. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $467.9 million at July 31, 2010 to support our worldwide operations. The total capacity of the aforementioned credit facilities was approximately $867.9 million, of which $45.6 million was outstanding at July 31, 2010. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of July 31, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $867.9 million.

We also have an interest-free revolving credit loan from Brightstar Corporation (“Brightstar”) that was issued in connection with our joint venture. This revolving credit loan from Brightstar has no contractual repayment date and will increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. The amount outstanding at July 31, 2010 totaled $31.0 million.

At July 31, 2010, the Company had issued standby letters of credit of $72.6 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the first six months of fiscal 2011, we completed the share repurchase program purchasing 2,482,791 shares at an average of $40.28 per share, for a total cost, including expenses, of $100.0 million under this share repurchase program.

In July 2010, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through July 31, 2010, we repurchased 1,980,297 shares at an average of $38.12 per share, for a total cost, including expenses, of $75.5 million, under this share repurchase program. We completed the share repurchase program in August 2010, purchasing an additional 621,682 shares at an average cost of $39.42 for a total cost, including expenses, of $24.5 million.

For our share repurchase programs, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 18% at July 31, 2010. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase or decrease our interest expense or other costs of capital or capital may or may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. During fiscal 2009, we renewed our existing Synthetic Lease with a new lease agreement that expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

During the first four years of the lease term, we may, at our option, purchase any combination of the seven properties, at an amount equal to each of the property’s cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of $107.4 million (the “residual value”). We have also provided a residual value guarantee related to the Synthetic Lease, which has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease is approximately $6.0 million at July 31, 2010. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of July 31, 2010, we were in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $58.9 million and $62.3 million, respectively, of which approximately $48.3 million and $40.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. No material changes have occurred in our market risks since January 31, 2010.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the

Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010. There were no material changes in the Company’s internal controls over financial reporting during the second quarter of fiscal 2011.

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

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the first six months of fiscal 2011, we completed the share repurchase program purchasing 2,482,791 shares at an average of $40.28 per share, for a total cost, including expenses, of $100.0 million under this share repurchase program.

In July 2010, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. Through July 31, 2010, the Company repurchased 1,980,297 shares at an average of $38.12 per share, for a total cost, including expenses, of $75.5 million, under this share repurchase program. The share repurchase program was completed in August 2010.

The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In conjunction with the both of the $100.0 million share repurchase programs discussed above, the Company executed 10b5-1 plans that instruct the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day was determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase programs during the quarter ended July 31, 2010:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
May 1 – May 31, 2010	1,142,031	$40.68	1,142,031
June 1 – June 30, 2010	1,205,326	$39.78	1,205,326
July 1 – July 31, 2010	1,980,297	$38.12	1,980,297

Total	4,327,654	$39.26	4,327,654	$24,505,000

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 31, 2010 and January 31, 2010, (ii) Consolidated Statement of Operations for the Three and Six Months Ended July 31, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2010 and 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	August 31, 2010
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer;	August 31, 2010
Jeffery P. Howells	Director (principal financial officer)

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	August 31, 2010
Joseph B. Trepani	(principal accounting officer)