Form 10-Q
period 2010-10-31
TECH DATA CORP
filed 2010-12-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2010
Common stock, par value $.0015 per share	46,623,869

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2010	January 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$706,541	$1,116,579
Accounts receivable, less allowance for doubtful accounts of $62,768 and $54,627	2,976,372	2,593,919
Inventories	2,165,473	1,704,658
Prepaid expenses and other assets	191,249	156,448

Total current assets	6,039,635	5,571,604
Property and equipment, net	92,060	90,634
Other assets, net	282,317	167,881

Total assets	$6,414,012	$5,830,119

LIABILITIES AND EQUITY
Current liabilities:
Revolving credit loans	$130,603	$65,384
Accounts payable	3,202,836	2,799,949
Accrued expenses and other liabilities	528,564	455,841

Total current liabilities	3,862,003	3,321,174
Long-term debt, net	392,357	338,157
Other long-term liabilities	93,377	76,255

Total liabilities	4,347,737	3,735,586

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2010 and January 31, 2010	89	89
Additional paid-in capital	765,962	769,295
Treasury stock, 12,621,902 and 7,776,419 shares at October 31, 2010 and January 31, 2010	(470,528)	(279,198)
Retained earnings	1,376,074	1,239,128
Accumulated other comprehensive income	374,421	359,581

Equity attributable to shareholders of Tech Data Corporation	2,046,018	2,088,895
Noncontrolling interest	20,257	5,638

Total equity	2,066,275	2,094,533

Total liabilities and equity	$6,414,012	$5,830,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net sales	$6,163,762	$5,642,046	$17,258,778	$15,816,736
Cost of products sold	5,839,560	5,346,434	16,354,236	14,990,835

Gross profit	324,202	295,612	904,542	825,901
Selling, general and administrative expenses	243,230	230,542	688,326	659,147

Operating income	80,972	65,070	216,216	166,754
Interest expense	7,739	6,673	21,656	21,698
Other expense (income), net	122	(860)	(248)	(2,732)

Income before income taxes	73,111	59,257	194,808	147,788
Provision for income taxes	21,948	16,148	57,169	38,076

Consolidated net income	51,163	43,109	137,639	109,712
Net (income) loss attributable to noncontrolling interest	(705)	33	(693)	352

Net income attributable to shareholders of Tech Data Corporation	$50,458	$43,142	$136,946	$110,064

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.08	$0.85	$2.78	$2.19

Diluted	$1.07	$0.84	$2.76	$2.17

Weighted average common shares outstanding:
Basic	46,672	50,556	49,234	50,322

Diluted	47,069	51,158	49,684	50,622

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$17,068,150	$15,635,822
Cash paid to suppliers and employees	(17,077,193)	(15,007,408)
Interest paid, net	(8,359)	(8,648)
Income taxes paid	(54,424)	(31,558)

Net cash (used in) provided by operating activities	(71,826)	588,208

Cash flows from investing activities:
Proceeds from sale of property and equipment	0	5,369
Acquisition of businesses, net of cash acquired	(139,523)	(8,153)
Expenditures for property and equipment	(10,468)	(7,927)
Software and software development costs	(10,565)	(8,407)

Net cash used in investing activities	(160,556)	(19,118)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,477	18,641
Cash paid for purchase of treasury stock	(200,000)	0
Capital contributions and net borrowings from joint venture partner	27,555	20,614
Net (repayments) borrowings on revolving credit loans	(10,745)	30,689
Principal payments on long-term debt	(337)	(5,532)
Excess tax benefit from stock-based compensation	1,080	0

Net cash (used in) provided by financing activities	(180,970)	64,412

Effect of exchange rate changes on cash and cash equivalents	3,314	74,421

Net (decrease) increase in cash and cash equivalents	(410,038)	707,923
Cash and cash equivalents at beginning of year	1,116,579	528,023

Cash and cash equivalents at end of period	$706,541	$1,235,946

Reconciliation of net income to net cash (used in) provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$136,946	$110,064
Net income (loss) attributable to noncontrolling interest	693	(352)

Consolidated net income	137,639	109,712
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities:
Depreciation and amortization	33,545	34,144
Provision for losses on accounts receivable	11,301	7,533
Stock-based compensation expense	7,395	8,646
Accretion of debt discount on convertible senior debentures	7,709	7,709
Excess tax benefits from stock-based compensation	(1,080)	0
Changes in operating assets and liabilities:
Accounts receivable	(187,226)	(180,621)
Inventories	(303,208)	173,267
Prepaid expenses and other assets	(15,730)	24,312
Accounts payable	251,620	399,260
Accrued expenses and other liabilities	(13,791)	4,246

Total adjustments	(209,465)	478,496

Net cash (used in) provided by operating activities	$(71,826)	$588,208

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

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest is recognized for the portion of a consolidated joint venture not wholly owned by the Company. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2010 and its results of operations and cash flows for the three and nine months ended October 31, 2010 and 2009.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters which include summer months. Given over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2010 and 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2011.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” Other comprehensive income is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes. Comprehensive income attributable to the shareholders of the Company for the three and nine months ended October 31, 2010 and 2009 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
	(In thousands)
Comprehensive income:
Consolidated net income	$51,163	$43,109	$137,639	$109,712
Change in consolidated CTA (1)	90,980	42,148	14,840	207,258

Total comprehensive income	142,143	85,257	152,479	316,970

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
	(In thousands)
Less—comprehensive income attributable to noncontrolling interest	1,359	113	998	249

Comprehensive income attributable to shareholders of Tech Data Corporation	$140,784	$85,144	$151,481	$316,721

(1)	There were no income tax effects related to the change in cumulative translation adjustments for the three and nine months ended October 31 2010 or 2009.

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

Reclassifications

Certain reclassifications have been made to the accompanying January 31, 2010 and October 31, 2009 consolidated financial statements to conform to the October 31, 2010 financial statement presentation. Such reclassifications had no effect on previously reported net income or equity.

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

	Three months ended October 31,
	2010			2009
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$50,458	46,672	$1.08	$43,142	50,556	$0.85

Effect of dilutive securities:
Equity-based awards		397			602

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$50,458	47,069	$1.07	$43,142	51,158	$0.84

	Nine months ended October 31,
	2010			2009
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$136,946	49,234	$2.78	$110,064	50,322	$2.19

Effect of dilutive securities:
Equity-based awards		450			300

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$136,946	49,684	$2.76	$110,064	50,622	$2.17

At October 31, 2010 and 2009, there were 1,144,042 and 1,564,193 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either October 31, 2010 or 2009 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 4 — Revolving Credit Loans and Long-Term Debt).

NOTE 3 — ACQUISITIONS

Acquisition of Triade Holding B.V.

On October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade Holding B.V. (“Triade”), a privately owned wholesale distributor of consumer electronics and information technology products based in the Netherlands with operations in Belgium, Denmark and Norway, for a preliminary purchase price of approximately $61.7 million, of which approximately $58.8 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The Company believes the acquisition of Triade strengthens the Company’s presence in these countries and enables the Company to accelerate its diversification strategy into the consumer electronics business in the region, while continuing to leverage the Company’s existing infrastructure.

The Company has accounted for the Triade acquisition as a business combination and the preliminary purchase price has been assigned to the assets acquired, including cash of $1.9 million, accounts receivable, inventory and certain other assets totaling $182.3 million, and liabilities assumed totaling $184.9 million, at their estimated fair value as of the acquisition date. Adjustments may be recorded during the measurement period to the preliminary purchase price, the assets acquired or liabilities assumed as additional information becomes known. The preliminary allocation of identifiable intangible assets and goodwill includes $20.6 million for customer and vendor relationships with estimated useful lives of seven years, $1.8 million for trademarks with an estimated useful life of 10 years and $40.0 million of goodwill, none of which are deductible for tax purposes. The preliminary purchase price allocation is anticipated to be finalized during the fourth quarter of fiscal 2011.

Acquisition of Mobile Communication Company B.V. and Mobile Communications Company Belgium N.V. (collectively “MCC”)

In a related transaction to the one above, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corporation, completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”) for a preliminary purchase price of approximately $55.5 million, of which approximately $54.7 million was paid in cash (based on the foreign currency exchange rates on the date of acquisition). The Company and Brightstar Corporation each contributed 50% of the purchase price to BEL to fund the acquisition. Brightstar Corporation’s funding was divided equally between a capital contribution and a loan to BEL. The Company believes BEL’s acquisition of MCC significantly extends BEL’s mobility operations in Europe.

BEL’s acquisition of MCC and the related financing was a reconsideration event under the variable interest entity accounting standards. Based on the final structure of BEL and related analysis of the MCC acquisition, the Company has concluded that the joint venture continues to be a variable interest entity and the results of BEL (including MCC) will continue to be consolidated in the Company’s consolidated financial statements. The portion of the joint venture not owned by the Company will continue to be recognized as a noncontrolling interest in the Company’s consolidated financial statements.

The Company has accounted for the MCC acquisition as a business combination and the preliminary purchase price has been assigned to the assets acquired, including cash of $1.1 million, accounts receivable, inventory and certain other assets totaling $115.2 million, and liabilities assumed totaling $82.3 million, at their estimated fair value as of the acquisition date. Adjustments may be recorded during the measurement period to the preliminary purchase price, the assets acquired or liabilities assumed as additional information becomes known. The preliminary allocation of identifiable intangible assets and goodwill include $13.4 million for customer and vendor relationships with estimated useful lives of seven years and $8.1 million of goodwill, none of which are deductible for tax purposes. The preliminary purchase price allocation is anticipated to be finalized during the fourth quarter of fiscal 2011.

Other Acquisitions

During the first nine months of fiscal 2011, the Company also made four additional acquisitions in Europe that further strengthen the Company’s European enterprise, broadline and mobility businesses. The aggregate purchase price for these acquisitions was $36.4 million, of which $29.0 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The acquisitions have been accounted for as business combinations and the total purchase price of the acquisitions has been assigned to the assets acquired, including accounts receivable, inventory and certain other assets totaling $24.4 million and liabilities assumed totaling $13.9 million, at their estimated fair value as of the acquisition dates. The allocation of the identifiable intangible assets, includes $5.4 million for a noncompete agreement with an estimated useful life of four years, $13.3 million for customer relationships with estimated useful lives of five years and $7.2 million of goodwill, none of which are deductible for tax purposes.

Proforma Financial Information

Proforma information for the Company’s acquisitions during the first nine months of fiscal 2011 has not been presented as these acquisitions were not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

NOTE 4 — REVOLVING CREDIT LOANS AND LONG-TERM DEBT

Revolving Credit Loans

	October 31, 2010	January 31, 2010
	(In thousands)
Receivables Securitization Program, interest rate of 1.30% at October 31, 2010, expiring October 2011	$0	$0
Multi-currency Revolving Credit Facility, interest rate of .88% at October 31, 2010, expiring March 2012	0	0
Uncommitted revolving credit facilities, average interest rate of 7.18% at October 31, 2010, expiring on various dates through fiscal 2012	104,626	32,366
Revolving credit facilities, interest rate of 1.60% at October 31, 2010, expiring October 2013	25,977	0
Interest-free revolving credit loan payable to Brightstar Corporation	0	33,018

Total	$130,603	$65,384

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, which was renewed in October 2010, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $643.0 million and $487.8 million at October 31, 2010 and January 31, 2010, respectively. As collections reduce accounts receivable balances included in the pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin.

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

In addition to the facilities described above, the Company has additional uncommitted lines of credit and overdraft facilities totaling approximately $524.2 million at October 31, 2010 to support its worldwide operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned credit facilities was approximately $924.2 million, of which $104.6 million was outstanding at October 31, 2010. The outstanding balance of these uncommitted revolving credit facilities at October 31, 2010 includes $59.8 million of debt assumed in the Triade acquisition which the Company intends to terminate subsequent to October 31, 2010, (see further discussion in Note 3 – Acquisitions). The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At October 31, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $924.2 million.

In connection with BEL’s acquisition of MCC, the Company assumed two credit facility agreements totaling 45 million euros ($62.6 million at October 31, 2010). Under these credit facilities of which $26.0 million was outstanding at October 31, 2010, the Company is able to borrow up to 90% of the accounts receivable pledged under the agreements, up to a maximum of 45 million euros. The Company pays interest on amounts outstanding under these credit facilities at a designated euro rate plus an agreed upon margin.

The Company also has an interest-free revolving credit loan from Brightstar Corporation (“Brightstar”) issued in connection with the operations of the joint venture. The terms of this revolving credit loan contain no contractual repayment date and allow for the loan to increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. Effective October 2010, the Company and Brightstar approved a resolution of the joint venture’s board stating that the revolving credit loan was not expected to be repaid for the foreseeable future and therefore the revolving credit loan has been reclassified as long-term debt in the Company’s Consolidated Balance Sheet at October 31, 2010.

At October 31, 2010, the Company had issued standby letters of credit of $77.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

Long-Term Debt

	October 31, 2010	January 31, 2010
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(11,565)	(19,274)

Convertible senior debentures, net	338,435	330,726
Loan payable to Brightstar Corporation, interest at LIBOR plus 4.0% payable annually, due September 2015	13,916	0
Interest-free revolving credit loan payable to Brightstar Corporation	32,938	0
Capital leases	7,567	7,907

	392,856	338,633

	October 31, 2010	January 31, 2010
	(In thousands)
Less—current maturities (included in “accrued expenses and other liabilities”)	(499)	(476)

Total	$392,357	$338,157

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

In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the three and nine months ended October 31, 2010 and 2009, the Company has recorded contractual interest expense of $2.4 million and $7.2 million, respectively, and non-cash interest expense of $2.5 million and $7.5 million, respectively, related to the $350 million convertible senior debentures. At October 31, 2010, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $11.6 million unamortized debt discount has a remaining amortization period of approximately 14 months assuming redemption of the debentures at the first repurchase date of December 20, 2011.

In October 2010, Brightstar entered into an agreement to loan BEL 10 million euros ($13.9 million at October 31, 2010) as part of its share of the funding requirements related to the joint venture’s acquisition of MCC (see Note 3 – Acquisitions). The loan from Brightstar, plus any accrued interest, has a repayment date of September 2015 or earlier if agreed between the two parties. The loan bears interest of the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1st.

As discussed above, in October 2010, both the Company and Brightstar Corporation approved a resolution of the joint venture’s board stating that the interest-free revolving credit loan was not expected to be repaid for the foreseeable future and therefore the loan has been reclassified as long-term debt in the Company’s Consolidated Balance Sheet at October 31, 2010.

NOTE 5 — INCOME TAXES

The Company’s effective tax rate was 30.0% in the third quarter of fiscal 2011 and 27.3% in the third quarter of fiscal 2010. The Company’s effective tax rate was 29.3% for the first nine months of fiscal 2011 compared to 25.8% for the same period of the prior year. The increase in the effective rate for the third quarter and first nine months of fiscal 2011 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates and the resolution of minor discrete tax items.

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

NOTE 6 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2010 and 2009, the Company recorded $7.4 million and $8.6 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Operations.

At October 31, 2010, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently issuing new grants. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant. At October 31, 2010 approximately 3.5 million shares remain available for future grants. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the nine months ended October 31, 2010 is as follows:

Shares
Outstanding at January 31, 2010	3,366,898
Granted	17,799
Exercised	(235,771)
Canceled	(82,932)

Outstanding at October 31, 2010	3,065,994

A summary of the activity of the Company’s restricted stock activity for the nine months ended October 31, 2010 is as follows:

Shares
Outstanding at January 31, 2010	495,840
Granted	270,062
Vested	(199,155)
Canceled	(21,123)

Outstanding at October 31, 2010	545,624

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards.

NOTE 7 — SHAREHOLDERS’ EQUITY

In December 2009, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. During the first semester of fiscal 2011, the Company completed the share repurchase program purchasing 2,482,791 shares of the Company’s common stock at an average cost of $40.28 per share, for a total cost, including expenses, of $100.0 million.

In July 2010, the Company’s Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company’s common stock. Through October 31, 2010, the Company purchased 2,601,979 shares of the Company’s common stock at an average cost of $38.43 per share, for a total cost, including expenses, of $100.0 million.

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

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company carries its assets and liabilities at fair value and classifies and discloses its assets and liabilities in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 –unobservable inputs that are not corroborated by market data for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Operations on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s foreign currency forward contracts at October 31, 2010 and 2009 was a net unrealized loss of $1.5 million and a net unrealized gain of $4.5 million, respectively (see further discussion below in Note 9 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $362.7 million at October 31, 2010, based upon quoted market information (level 1 criteria).

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts was a net foreign currency exchange gain (loss) of $8.4 million and ($2.1) million for the quarters ended October 31, 2010 and 2009, respectively, and a net foreign currency exchange gain (loss) of $4.8 million and ($35.1) million for the nine months ended October 31, 2010 and 2009, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value of Financial Instruments.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The Company also provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $59.5 million and $62.3 million, respectively, of which approximately $43.2 million and $40.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

NOTE 11 — SEGMENT INFORMATION

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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,697,809	$2,460,012	$7,759,140	$7,066,270
Europe	3,465,953	3,182,034	9,499,638	8,750,466

Total	$6,163,762	$5,642,046	$17,258,778	$15,816,736

Operating income:
Americas	$46,148	$39,414	$135,018	$100,181
Europe	37,110	28,671	88,593	75,219
Stock-based compensation expense	(2,286)	(3,015)	(7,395)	(8,646)

Total	$80,972	$65,070	$216,216	$166,754

Depreciation and amortization:
Americas	$4,098	$3,936	$12,293	$11,935
Europe	7,499	7,725	21,252	22,209

Total	$11,597	$11,661	$33,545	$34,144

Capital expenditures:
Americas	$3,359	$3,715	$11,461	$7,807
Europe	3,379	3,832	9,572	8,527

Total	$6,738	$7,547	$21,033	$16,334

Identifiable assets:
Americas	$2,059,194	$1,999,562	$2,059,194	$1,999,562
Europe	4,354,818	4,037,688	4,354,818	4,037,688

Total	$6,414,012	$6,037,250	$6,414,012	$6,037,250

Acquisition-related goodwill and intangible assets:(1)
Americas	$2,966	$2,966	$2,966	$2,966
Europe	124,502	27,508	124,502	27,508

Total	$127,468	$30,474	$127,468	$30,474

(1)

The increase in acquisition-related goodwill and intangible assets at October 31, 2010, is the result of the European acquisitions completed during the first nine months of fiscal 2011(See further discussion in Note 3 — Acquisitions).

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

A key tenet of our strategy is superior execution focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand and develop markets and cost efficiencies for our vendors and customers. The IT distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively monitor and evaluate our pricing policies, credit management and purchasing policies in response to potential changes in our vendor terms and conditions and the general market environment and make adjustments within our customer or vendor portfolios as necessary. As a result, we may experience sales declines in some of the markets in which we operate, thereby impacting our consolidated financial results. In addition, increased competition and changes in general economic conditions in economies in which we operate may hinder our ability to maintain and / or improve gross margins from the levels realized in recent periods. Our business also requires significant levels of working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2010, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 20%.

In addition to focusing on superior execution, we continue to diversify and realign our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business is, and will continue to be, our core business. However, as technology evolves our business model and value-added offerings will evolve to ensure our vendors have an efficient distribution channel for their products and our customers have a broad array of solutions to sell. In both Europe and the Americas, we are continuing to expand our product portfolio to include leading technologies surrounding the data center, consumer electronics, mobility and software. In addition, we have continued to invest in our offerings designed to provide innovative third party logistics and other services to our business partners. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on capital employed.

In support of our diversification strategy, in October we completed the acquisition of Triade Holding B.V. (“Triade”), a privately-held portfolio of leading value added distributors of consumer electronics and information technology products in the Benelux region and Denmark. The Company believes the acquisition of Triade will strengthen the Company’s presence in Benelux, Denmark and Norway and enables the Company to accelerate its diversification strategy into the consumer electronics business in the region, while continuing to leverage the Company’s existing infrastructure.

In a related transaction, Brightstar Europe Limited (“BEL”), our consolidated joint venture with Brightstar Corporation, acquired Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). The Company believes BEL’s acquisition of MCC significantly extends BEL’s mobility operations in Europe. Based on the final structure of BEL and related analysis of the MCC acquisition, the Company has concluded that BEL will continue to be a consolidated entity in the Company’s consolidated financial statements. The portion of BEL not owned by the Company will continue to be recognized as noncontrolling interest in the Company’s consolidated financial statements.

During the first nine months of fiscal 2011, we made four additional acquisitions in Europe which further strengthen our European enterprise, broadline and mobility businesses.

While these acquisitions are not expected to have a material impact on our consolidated results of operations in fiscal 2011, they will further expand our capabilities, broaden our product and customer portfolios and are important additions in their respective markets, while leveraging our existing infrastructure in Europe.

We believe our strategy of execution, diversification and innovation is differentiating us in the market place and is delivering solid growth, expanded margins, strong earnings per share growth, and industry-leading returns on capital employed. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We will also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments; therefore the Company reports this as a separate amount. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2010 and 2009:

	Three months ended October 31, 2010		Three months ended October 31, 2009
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,697,809	43.8%	$2,460,012	43.6%
Europe	3,465,953	56.2%	3,182,034	56.4%

Worldwide	$6,163,762	100.0%	$5,642,046	100.0%

	Nine months ended October 31, 2010		Nine months ended October 31, 2009
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,759,140	45.0%	$7,066,270	44.7%
Europe	9,499,638	55.0%	8,750,466	55.3%

Worldwide	$17,258,778	100.0%	$15,816,736	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Year-over-year increase (decrease) in net sales (%):
Americas	9.7%	(10.9)%	9.8%	(14.5)%
Europe (US$)	8.9%	(5.7)%	8.6%	(13.4)%
Europe (euro)	18.9%	(9.0)%	14.4%	(6.3)%
Worldwide	9.2%	(8.1)%	9.1%	(13.9)%

	Three months ended October 31, 2010		Three months ended October 31, 2009
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$46,148	1.71%	$39,414	1.60%
Europe	37,110	1.07%	28,671	0.90%
Stock-based compensation expense	(2,286)	(0.04)%	(3,015)	(0.05)%

Worldwide	$80,972	1.31%	$65,070	1.15%

	Nine months ended October 31, 2010		Nine months ended October 31, 2009
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$135,018	1.74%	$100,181	1.42%
Europe	88,593	0.93%	75,219	0.86%
Stock-based compensation expense	(7,395)	(0.04)%	(8,646)	(0.05)%

Worldwide	$216,216	1.25%	$166,754	1.05%

We sell many products purchased from the world’s leading peripheral, system and networking manufacturers and software publishers. Products purchased from Hewlett Packard Company approximated 28% of our net sales over the past four fiscal quarters. In addition, there were no customers that exceeded 10% of our consolidated net sales in any of the periods presented.

The following table sets forth our Consolidated Statement of Operations as a percentage of net sales for the three and nine months ended October 31, 2010 and 2009, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.74	94.76	94.76	94.78

Gross profit	5.26	5.24	5.24	5.22
Selling, general and administrative expenses	3.95	4.09	3.99	4.17

Operating income	1.31	1.15	1.25	1.05
Interest expense	.12	.12	.13	.14
Other (income) expense, net	—	(.02)	—	(.02)

Income before income taxes	1.19	1.05	1.12	.93
Provision for income taxes	.36	.29	.33	.24

Consolidated net income	.83	.76	.79	.69
Net (income) loss attributable to noncontrolling interest	(.01)	—	—	—

Net income attributable to shareholders of Tech Data Corporation	.82%	.76%	.79%	.69%

Three and nine months ended October 31, 2010 and 2009

Net Sales

Our consolidated net sales were $6.2 billion in the third quarter of fiscal 2011, an increase of 9.2% when compared to the third quarter of fiscal 2010. The strengthening of the U.S. dollar against certain foreign currencies negatively impacted our year-over-year net sales comparison by approximately five percentage points. On a regional basis, during the third quarter of fiscal 2011, net sales in the Americas increased by 9.7% when compared to the third quarter of fiscal 2010 and increased by 8.9% in Europe (an increase of 18.9% on a euro basis). On a year-to-date basis, net sales were $17.3 billion during the first nine months of fiscal 2011, an increase of 9.1% when compared to the first nine months of fiscal 2010. The increase in net sales in both the Americas and Europe during the third quarter and first nine months of fiscal 2011 was primarily attributable to a stronger demand for technology products in both regions compared to the same periods of the prior year.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) remained relatively consistent at 5.26% during the third quarter of fiscal 2011 compared to 5.24% in the third quarter of fiscal 2010. On a year-to-date basis, gross margin also remained relatively consistent at 5.24% for the first nine months of fiscal 2011 compared to 5.22% in the comparable period of the prior fiscal year. Ongoing efforts to improve the quality and mix of our customer and vendor portfolios, as well as the continued execution of our inventory, pricing and freight management practices, were the primary contributing factors in sustaining our gross margin year over year.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.95% for the third quarter of fiscal 2011, compared to 4.09% in the third quarter of fiscal 2010. On a year-to-date basis, SG&A as a percentage of net sales decreased to 3.99% compared to 4.17% in the comparable period of the prior fiscal year. The decrease in SG&A as a percentage of net sales in the third quarter and first nine months of fiscal 2011 compared to the same periods of the prior year is primarily attributable to the operating leverage and productivity gains achieved this year as our net sales have increased at a more rapid rate than our operating expenses.

In absolute dollars, SG&A increased by $12.7 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 and increased by $29.2 million in the first nine months of fiscal 2011 compared to the same period of the prior year. The increase in SG&A during both the third quarter and first nine months of fiscal 2011 compared to the same periods of the prior year is primarily attributable to our continued investments to support sales growth and strategic initiatives and operating expenses related to current year acquisitions, partially offset by the strengthening of the U.S. dollar against certain foreign currencies year-over-year.

Interest Expense

Interest expense increased 16.0% to $7.7 million in the third quarter of fiscal 2011 compared to $6.7 million in the third quarter of the prior year. On a year-to-date basis, interest expense remained stable at $21.7 million in both the first nine months of fiscal 2011 and fiscal 2010. The consistent level of interest expense for the first nine months of fiscal 2011 compared to the same period of the prior year is the result of similar levels of outstanding debt and interest rates between the periods.

Interest expense for both of the three and nine months ended October 31, 2010 and 2009, includes non-cash interest expense of $2.5 million and $7.5 million, respectively, related to the $350 million convertible senior debentures (see Note 4 of Notes to Consolidated Financial Statements for further discussion).

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions.

Provision for Income Taxes

Our effective tax rate was 30.0% in the third quarter of fiscal 2011 and 27.3% in the third quarter of fiscal 2010. Our effective tax rate was 29.3% for the first nine months of fiscal 2011 compared to 25.8% for the same period of the prior year. The increase in the effective rate for both the third quarter and first nine months of fiscal 2011 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate and the resolution of minor discrete tax items.

On an absolute dollar basis, the provision for income taxes increased 35.9% to $21.9 million for the third quarter of fiscal 2011 compared to $16.1 million in the same period of fiscal 2010. On a year-to-date basis, the provision for income taxes increased 50.1% to $57.2 million compared to $38.1 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings.

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

Net (Income) Loss Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for both the third quarter and first nine months of fiscal 2011 was $0.7 million compared to a net loss attributable to noncontrolling interest of less than $0.1 million and $0.4 million for the same periods of the prior fiscal year. The net (income) loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture operations, as the joint venture is a consolidated subsidiary in our financial statements. The year-over-year changes can be attributed to the improving results and geographic expansions in the joint venture’s operations.

Liquidity and Capital Resources

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2010 and 2009:

	Nine months ended October 31,
	2010	2009
	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(71,826)	$588,208
Investing activities	(160,556)	(19,118)
Financing activities	(180,970)	64,412
Effect of exchange rate changes on cash and cash equivalents	3,314	74,421

Net (decrease) increase in cash and cash equivalents	$(410,038)	$707,923

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

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. Our net cash days were 28 days at the end of the third quarter of fiscal 2011. The addition of Triade’s and MCC’s balance sheets at October 31, 2010 while only including one month of Triade’s and MCC’s results of operations negatively impacted our cash conversion cycle by approximately two days in the third quarter of fiscal 2011.

The following table presents the components of our cash conversion cycle, in days, as of October 31, 2010 and 2009:

	As of October 31,
	2010	2009
Days of sales outstanding	44	43
Days of supply in inventory	34	29
Days of purchases outstanding	(50)	(50)

Cash conversion cycle (days)	28	22

Net cash used in operating activities was $71.8 million for the first nine months of fiscal 2011 compared to $588.2 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first nine months of fiscal 2011 compared to the same period of the prior year can be attributed to i) the timing of both cash receipts from our customers and payments to our vendors and ii) additional working capital requirements due to the stronger net sales performance during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as a result of the economic recovery throughout the first nine months of fiscal 2011.

Net cash used in investing activities of $160.6 million during the first nine months of fiscal 2011 is the result of $139.5 million of cash used for acquisitions in Europe and $21.0 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $33.0 million during fiscal 2011 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $181.0 million during the first nine months of fiscal 2011 is primarily the result of $200.0 million of cash used in the repurchase of 5,084,770 shares of our common stock under our share repurchase programs and $11.1 million of net repayments on our revolving credit lines and long term debt, partially offset by $27.6 million of net financing from our joint venture partner related to the operations of our consolidated joint venture.

As of October 31, 2010, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2011. We pay interest on the Receivables Securitization Program at designated commercial paper rates plus an agreed-upon margin. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $524.2 million at October 31, 2010 to support our worldwide operations. The total capacity of the aforementioned credit facilities was approximately $924.2 million, of which $104.6 million was outstanding at October 31, 2010. The outstanding balance of these uncommitted revolving credit facilities at October 31, 2010 includes $59.8 million of debt assumed in the Triade acquisition which the Company intends to terminate subsequent to October 31, 2010, (see further discussion in Note 3 – Acquisitions). Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At October 31, 2010, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. As of October 31, 2010, the total maximum amount that could be borrowed under these facilities, in consideration of the availability of collateral and the financial covenants, was approximately $924.2 million.

In connection with BEL’s acquisition of MCC, we assumed two credit facility agreements totaling 45 million euros ($62.6 million at October 31, 2010). Under these credit facilities of which $26.0 million was outstanding at October 31, 2010, we are able to borrow up to 90% of the accounts receivable pledged under the agreements up to a maximum of 45 million euros. We pay interest on amounts outstanding under these credit facilities at a designated euro rate plus an agreed upon margin.

At October 31, 2010, the Company had issued standby letters of credit of $77.6 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

As of October 31, 2010, we have two loans payable to our joint venture partner, Brightstar Corporation (“Brightstar”). The first loan is an interest-free revolving credit loan issued in connection with the operations of the joint venture. The terms of this revolving credit loan contain no contractual repayment date and allow the loan to increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. Effective October 2010, both the Company and Brightstar approved a resolution of the joint venture’s board stating that revolving credit loan was not expected to be repaid for the foreseeable future and therefore the revolving credit loan has been reclassified as long-term debt in our Consolidated Balance Sheet at October 31, 2010. The amount outstanding at October 31, 2010 totaled $32.9 million. The second loan was executed in October 2010, when Brightstar entered into an agreement to loan the joint venture 10 million euros as part of its share of the funding requirements related to the joint venture’s acquisition of MCC (see Note 3 of Notes to Consolidated Financial Statements). The second loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties. The loan bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1st. The amount outstanding at October 31, 2010 totaled $13.9 million.

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the first six months of fiscal 2011, we completed the share repurchase program purchasing 2,482,791 shares at an average cost of $40.28 per share, for a total cost, including expenses, of $100.0 million.

In July 2010, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through October 31, 2010, we repurchased 2,601,979 shares at an average cost of $38.43 per share, for a total cost, including expenses, of $100.00 million.

For our share repurchase programs, the number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Our debt to capital ratio was 20% at October 31, 2010. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase or decrease our interest expense or other costs of capital or capital may or may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $5.2 million at October 31, 2010. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of October 31, 2010, we were in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2010 and January 31, 2010, the aggregate amount of guarantees under these arrangements totaled approximately $59.5 million and $62.3 million, respectively, of which approximately $43.2 million and $40.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. No material changes have occurred in our market risks since January 31, 2010.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2010. There were no material changes in the Company’s internal controls over financial reporting during the third quarter of fiscal 2011.

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

In December 2009, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. During the first six months of fiscal 2011, we completed the share repurchase program purchasing 2,482,791 shares at an average cost of $40.28 per share, for a total cost, including expenses, of $100.0 million.

In July 2010, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. Through October 31, 2010, the Company repurchased 2,601,979 shares at an average of $38.43 per share, for a total cost, including expenses, of $100.0 million.

The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In conjunction with both of the $100.0 million share repurchase programs discussed above, the Company executed 10b5-1 plans that instruct the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day was determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended October 31, 2010:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 – August 31, 2010	621,682	$39.42	621,682
September 1 – September 30, 2010	0	$0	0
October 1 – October 31, 2010	0	$0	0

Total	621,682	$39.42	621,682	$0

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

10-BBh	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 31, 2010 and January 31, 2010, (ii) Consolidated Statement of Operations for the Three and Nine Months Ended October 31, 2010 and 2009, (iii) Consolidated Statement of Cash Flows for the Nine months ended October 31, 2010 and 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION
(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chief Executive Officer; Director	December 1, 2010

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 1, 2010

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 1, 2010