Form 10-K
period 2011-01-31
TECH DATA CORP
filed 2011-03-23
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates was $1,784,053,975 based on the reported last sale price of common stock on July 31, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011
Common stock, par value $.0015 per share	46,770,761

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 1, 2011, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business.

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), is the world’s second largest wholesale distributor of technology products. We serve as a strategic link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value added services. Our customers include more than 125,000 value added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America and Europe. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and South America) and Europe. For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.”

The Company’s financial objectives are to grow sales at or above the market, gain share in select markets, improve profitability and generate return on invested capital well above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

Execution is fundamental to our business success, and at its core are 29 logistic centers where each day, tens of millions of dollars of technology products are received, packaged and shipped to our customers. Products are generally shipped from regionally located logistics centers the same day the orders are received. In addition, execution is marked by a high level of service provided to our customers through the Company’s technical, sales and marketing support, electronic commerce tools, product integration services and financing programs.

Our diversification strategy seeks to remix our product and customer portfolios towards higher growth, more profitable market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, the push for greener technologies, the convergence of consumer and professional devices, cloud computing and other potentially disruptive factors transform the way technology is used and delivered, we will use the efficiency and effectiveness of our core broadline business to capture new market opportunities emerging in specialty areas, such as data center, mobility, consumer electronics, software and integrated supply chain.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided flexibility and strength in our business model to navigate through changes in market conditions, structural changes in the technology industry and changes that are created by the technology we sell. These IT systems and e-business tools and programs have also worked to strengthen our vendor and customer relationships while at the same time improving the efficiency and profitability of these business partners.

We believe our strategy focused on execution, diversification and innovation will continue to reinforce our position in the technology supply chain and position us for growth and further profitability improvement in the future.

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

From fiscal 1989 through fiscal 2007, we expanded our geographic footprint and strengthened our position in certain product and customer segments through the acquisitions of several distribution companies in both the Americas and Europe.

In fiscal 2008, we executed a joint venture agreement with Brightstar Corporation, one of the world’s largest wireless products distributor and supply chain solutions providers. The joint venture distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets.

In support of our diversification efforts and capital deployment strategy, in fiscal 2009 and fiscal 2010, we made several additional acquisitions in the European distribution marketplace. While the acquisitions did not have a significant impact on our consolidated results of operations, the addition of these businesses expanded our product and customer portfolios and added desired skill sets, while leveraging our existing infrastructure in Europe.

In fiscal 2011, we continued to support our diversification strategy by completing five acquisitions in Europe, including the acquisition of Triade Holding B.V. (“Triade”), a privately-held portfolio of leading value added distributors of consumer electronics and information technology products in the Benelux region and Denmark. The Company believes the acquisition of Triade will strengthen our presence in Benelux, Denmark and Norway and enable us to accelerate our diversification strategy into the consumer electronics business in Europe, while continuing to leverage our existing infrastructure. In a related transaction, Brightstar Europe Limited (“BEL”), our consolidated joint venture with Brightstar Corporation, acquired Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). We believe BEL’s acquisition of MCC significantly extends BEL’s mobility operations in Europe.

Industry

The wholesale distribution model has proven to be well suited for both manufacturers and publishers of technology products (also referred to in this document as “vendors”) and resellers of those products. The large number of resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse customer base.

Resellers in the traditional distribution model are able to build efficiencies and reduce costs by depending on distributors, such as Tech Data, for a number of services, including, multi-vendor solutions, product configuration/integration, marketing support, credit availability, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with the distributors’ inventory availability.

Due to the large number of vendors and products, resellers often cannot, or choose not to, establish direct purchasing relationships with vendors. As a result, they frequently rely on wholesale distributors, such as Tech Data, who can leverage purchasing costs across multiple vendors to satisfy a significant portion of their product procurement, logistics, financing, marketing and technical support needs.

The technology distribution industry continues to address a broad spectrum of reseller and vendor requirements. While some vendors have elected to sell directly to resellers or end-users for particular customer and product segments, we believe that a growing number of vendors continue to embrace traditional distributors that have a proven ability to manage multiple products and resellers, provide access to fragmented markets, and deliver products in an efficient manner.

New products and market opportunities have also offset the impact of vendor direct sales on technology distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate highly fragmented markets like the small- and medium-sized business (“SMB”) sector, which rely on VARs, our primary customer base, to gain access to and support for new technology. The economies of scale and global reach of large industry-leading and well-capitalized distributors are expected to continue to be significant competitive advantages in this marketplace.

Products and Vendors

We distribute and market more than 150,000 products from more than 500 of the world’s leading computer hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of computer peripherals, physical security, consumer electronics, digital signage and mobility hardware. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.

We continually strengthen our product line in order to provide our customers with access to the latest technology products. However, from time to time, the demand for certain products that we sell exceeds the supply available from the vendor. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.

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

Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value. We sell products in various countries throughout the world, and product categories may vary from region to region. On a consolidated basis, our revenue mix by product category has remained relatively stable over the past several years, although it may fluctuate between and within different operating regions. During fiscal 2011, sales within our consolidated product categories approximated the following:

Systems	33%
Peripherals	32%
Networking	18%
Software	17%

We generated approximately 27%, 28% and 29% of our consolidated net sales in fiscal 2011, 2010 and 2009, respectively, from products purchased from Hewlett Packard Company. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2011, 2010 or 2009.

Customers and Services

Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of more than 125,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2011, sales within our consolidated customer channels approximated the following:

VARs	53%
Direct marketers and retailers	26%
Corporate resellers	21%

No single customer accounted for more than 10% percent of our net sales during fiscal 2011, 2010 or 2009.

The market for VARs is attractive because VARs generally rely on distributors as their principal source of technology products and financing. This reliance is due to VARs typically lacking the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for their more popular products, but utilize distributors as the primary source for other product requirements and the alternative source for products acquired directly. We have also developed special financing and marketing programs to meet the unique needs of direct marketers and retailers.

In addition to a strong product offering, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools (including internet order entry and EDI services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by providing them the opportunity to participate in a number of special promotions, and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% of our consolidated net sales.

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

Sales and Electronic Commerce

Our sales representatives consist of field and inside telemarketing sales representatives. The sales representatives are provided comprehensive training regarding our policies and procedures, technical characteristics of our products and product seminars offered by our vendors. Field sales representatives are typically located in major metropolitan areas in their respective geographies and are supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Territories with no field representation are serviced exclusively by the inside telemarketing sales teams. Customers typically call our inside sales teams on dedicated telephone numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.

Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. During fiscal 2011, approximately $10.7 billion (44%) of our consolidated net sales originated from orders received electronically, compared to approximately $9.9 billion (45%) of our consolidated net sales in fiscal 2010.

Competition

We operate in a market characterized by intense competition, based upon such factors as rapid technological changes, product availability, credit availability, price, speed of , ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including broad product distributors such as Ingram Micro Inc., Synnex Corp., and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment within Europe is highly fragmented, with market share spread among many regional and local competitors such as ALSO/Actebis and international distributors such as Ingram Micro Inc., Westcon/Comstor, Arrow and Avnet.

The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market and the evolving direct sales relationships between manufacturers, resellers, and end-users continue to introduce change into the competitive environment of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors, such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly efficient manner. Our network of logistics centers and our sales, credit and product management expertise allow our vendors to expand their coverage markets, while lowering their selling, inventory and fulfillment costs.

Employees

On January 31, 2011, we had approximately 8,700 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the technology distribution and related industries. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas (including North America and South America) and Europe.

Over the past several years, we have entered new markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets and in our operations generally, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures or recognize a portion of our accumulated other comprehensive income (loss) in connection with such a disposition.

Asset Management

We manage our inventories in an effort to maintain sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand with a rapid turnover rate. Our business, like that of other distributors, is subject to the risk that the value of inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped to reduce the risk of loss of inventory value.

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

Executive Officers

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 9, 2011:

Name	Age	Title
Robert M. Dutkowsky	56	Chief Executive Officer
Jeffery P. Howells	53	Executive Vice President, Chief Financial Officer
Néstor Cano	47	President, Europe
Murray Wright	54	President, the Americas
Charles V. Dannewitz	56	Senior Vice President, Treasurer
Joseph B. Trepani	50	Senior Vice President, Corporate Controller
John Tonnison	42	Executive Vice President, Chief Information Officer
David R. Vetter	51	Senior Vice President, General Counsel and Secretary

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

Murray Wright, President, the Americas joined Tech Data in 2006 as Senior Vice President, U.S. Sales, and in April 2010, he was promoted to President, the Americas. Mr. Wright has more than 25 years of experience in the IT industry including senior executive positions with leading manufacturers and a global IT distributor. Prior to joining Tech Data, Mr. Wright was President of Lenovo Canada, where he had responsibility for the company’s sales, marketing and channel strategies. Prior to Lenovo, Mr. Wright spent seven years with IT distributor, Ingram Micro Canada, where he served as General Manager. Mr. Wright also served as General Manager of Sharp Electronics of Canada, Ltd., and began his career with Xerox Canada Inc. He earned a bachelor’s degree from Clarkson University.

Charles V. Dannewitz, Senior Vice President and Treasurer, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in March 2000, and assumed responsibility for worldwide treasury operations in July

2003. Prior to joining the Company, he was employed by Price Waterhouse for 13 years, most recently as a Tax Partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

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

Global Economic and Political Instability

Although there are indications that the global economy is improving, there can be no assurance that it will continue to improve. High levels of unemployment in many of the markets we serve, including the United States, as well as austerity measures that may be implemented by governments in those markets, may constrain growth, increase unemployment and depress consumer confidence. Sovereign credit issues, particularly in Europe, may also adversely affect credit markets in that region and more generally. Persistent political unrest in the Middle East and Africa may also have more general negative effects on the global economy. The uncertain global economic environment creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The fragile economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in such an environment, there is a greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us.

Competition

The Company operates in a highly competitive environment. The technology distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our business strategy depends substantially on our ability to continue to provide a diverse and innovative line of products to our customers, and if we fail to do so, our competitive position could deteriorate. Demand weakness, such as occurred during the recent financial crisis, also intensifies the competitive environment in which the Company operates. The Company competes with a variety of regional, national and international wholesale distributors, some of which may have greater financial resources than the Company. If the Company’s competitive position declines, its results of operations and prospects will be adversely affected.

Narrow Margins

Like other companies in the technology distribution industry, the Company’s business is characterized by narrow gross and operating margins. These narrow margins magnify the impact on the Company’s operating results attributed to variations in sales and operating costs and place a premium on our ability to leverage our infrastructure. Future gross and operating margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures. In addition, failure to attract new sources of business from expansion of products or services or entry into new markets may adversely affect future gross and operating margins.

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

Exposure to Natural Disasters, War, and Terrorism

The Company’s headquarters facilities and some of its logistics centers, as well as certain vendors and customers, are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for the Company’s services is concentrated in major metropolitan areas. Adverse weather conditions or other natural disasters, major electrical failures or other similar events may disrupt the Company’s business should its ability to distribute products be impacted by such an event. As a company which operates in multiple geographic segments, the Company’s business, as well as those of its vendors or customers, can also be adversely affected by acts of war and terrorism or by pandemics or other health events. Any of these events could disrupt the Company’s distribution of products or significantly affect product demand or availability in ways that could materially and adversely affect the Company’s results and prospects.

Dependence on Independent Shipping Companies

The Company relies on arrangements with independent shipping companies, such as FedEx and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on the Company’s business. The Company may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. The recent significant and ongoing political unrest in oil-producing nations has caused oil prices to rise, which in turn has affected fuel prices and can be expected to continue to do so. There can be no assurance that Tech Data will be able to pass along the full effect of these costs to its customers.

Impact of Policy Changes

The Company may implement or modify policies designed to offset certain costs, such as our policies concerning freight and handling fees to customers. These policies are designed to help offset specific costs that have significantly increased or that can no longer be included in the overall price of the products the Company sells. Given the competitive nature of the markets in which the Company operates, these policies may result in customers seeking alternative sources for their technology products, and therefore, could have an adverse effect on the Company’s business.

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

The Company receives a significant percentage of revenues from products it purchases from relatively few vendors. A vendor may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant vendors. The Company’s gross margins could be negatively impacted if the Company is unable to pass through the impact of these changes to the Company’s customers or cannot develop systems to manage ongoing vendor programs. In addition, the Company’s standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company’s key vendors, a change in their strategy (such as increasing direct sales), the merging of significant vendors, or significant changes in terms on their products may adversely affect the Company’s business.

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

International Operations

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

The Company makes plans for its structure and operations based upon existing laws and anticipated future changes in the law. The Company is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on the Company’s business.

Potential Adverse Effects of Litigation

The Company cannot predict what losses we might incur in litigation matters and contingencies that we may be involved with from time to time. There are various claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these matters. See Part I, Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.

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

Volatility of Common Stock Price

Because of the foregoing factors, as well as other variables affecting the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company’s participation in a highly dynamic industry often results in significant volatility of the common stock price. Some of the factors that may affect the market price of the common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, and fluctuations in the overall stock market, but particularly in the technology sector.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

Our executive offices are located in Clearwater, Florida. As of January 31, 2011, we operated a total of 29 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 15, and Europe – 14.

As of January 31, 2011, we leased or owned approximately 7.8 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.	Legal Proceedings.

Prior to fiscal 2004, one of our European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is our opinion, based upon the opinion of outside legal counsel, that we have valid defenses related to a substantial portion of these assessments. Although we are vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments will not be material to our consolidated financial position, however, could be material to our operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately 52.9 million Brazilian reais ($31.6 million) as of January 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this matter will not be material to our consolidated financial position, however, could be material to our operating results for any particular period, depending on the level of income for such period.

We are also subject to various other legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have an adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Removed and Reserved.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of February 25, 2011, there were 276 holders of record and we believe that there are approximately 24,000 beneficial holders.

	Sales Price
	High	Low
Fiscal year 2011
Fourth quarter	$47.88	$42.39
Third quarter	44.41	35.30
Second quarter	43.54	34.82
First quarter	46.02	39.62

Fiscal year 2010
Fourth quarter	$48.83	$38.12
Third quarter	44.63	33.41
Second quarter	36.83	27.02
First quarter	29.30	16.20

Stock Performance Chart

The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2006 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100 on February 1, 2006

Among Tech Data Corporation,

NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2006	2007	2008	2009	2010	2011
Tech Data Corporation	100	90	83	44	99	114

NASDAQ Stock Market (U.S.) Index	100	107	105	65	96	122

SIC Code 5045 – Computer and Peripheral Equipment and Software	100	111	107	55	82	98

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

There were no purchases of common stock by the Company during the quarter ended January 31, 2011. In early March 2011, our Board of Directors authorized a share repurchase program for the purchase of up to $100.0 million of our common stock.

In both July 2010 and December 2009, our Board of Directors authorized share repurchase programs for the purchase of up to $100.0 million of our common stock. During fiscal 2011, we completed both share repurchase programs, purchasing 5,084,770 shares of our common stock at an average cost of $39.33 per share, for a total cost, including expenses, of $200.0 million.

All of the share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In conjunction with both of the $100.0 million share repurchase programs discussed above, the Company executed 10b5-1 plans that instruct the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day was determined by a formula specified in the plans, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

ITEM 6.	Selected Financial Data.

The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2011	2010	2009	2008	2007
Income statement data: (1)
Net sales	$24,375,973	$22,099,876	$24,080,484	$23,423,078	$21,440,445

Gross profit	1,283,288	1,152,354	1,181,995	1,138,402	1,006,787

Operating income (loss) (2)(3)(4)	333,985	259,476	211,158	192,348	(4,167)

Consolidated net income(5)	218,863	181,200	115,456	98,570	(101,688)
Net (income) loss attributable to noncontrolling interest	(4,620)	(1,045)	1,822	3,559	0

Income (loss) from continuing operations	214,243	180,155	117,278	102,129	(101,688)
Discontinued operations, net of tax	0	0	0	0	3,946

Net income (loss) attributable to shareholders of Tech Data Corporation	$214,243	$180,155	$117,278	$102,129	$(97,742)

Net income (loss) per share attributable to shareholders of Tech Data Corporation—basic:
Continuing operations	$4.41	$3.57	$2.29	$1.86	$(1.84)
Discontinued operations	0	0	0	0	0.07

Net income (loss) per share attributable to shareholders of Tech Data Corporation—basic	$4.41	$3.57	$2.29	$1.86	$(1.77)

Net income (loss) per share attributable to shareholders of Tech Data Corporation—diluted:
Continuing operations	$4.36	$3.54	$2.28	$1.85	$(1.84)
Discontinued operations	0	0	0	0	0.07

Net income (loss) per common share attributable to shareholders of Tech Data Corporation—diluted	$4.36	$3.54	$2.28	$1.85	$(1.77)

Dividends per common share	0	0	0	0	0

Balance sheet data:
Working capital	$1,902,111	$2,250,430	$1,891,897	$2,044,418	$1,816,564
Total assets	6,488,292	5,830,119	4,940,584	5,145,744	4,638,694
Revolving credit loans and current maturities of long-term debt, net	434,435	65,860	58,888	19,558	79,571
Long-term debt, net	60,076	338,157	331,233	323,810	313,498
Equity attributable to shareholders of Tech Data Corporation	2,114,466	2,088,895	1,737,693	1,945,332	1,733,471

(1)	See Note 5 of Notes to Consolidated Financial Statements for discussion of the Company’s acquisitions in fiscal 2011.
(2)	Due to certain indicators of impairment within the European reporting unit, the Company performed an impairment test for goodwill as of July 31, 2006 and as a result the Company recorded a $136.1 million non-cash charge for the goodwill impairment in Europe.
(3)	During fiscal 2008, the Company incurred $14.5 million loss on disposal of subsidiaries related to the closure of the Company’s operations in the United Arab Emirates and the sale of its Israel operations.
(4)	During fiscal 2008 and 2007, the Company recorded restructuring costs of $16.1 million and $23.8 million, respectively, related to the Company’s European restructuring programs.
(5)	During fiscal 2010, the Company recorded a $5.4 million decrease in the deferred tax valuation allowance and in fiscal 2009 recorded a net reversal of $8.7 million in income tax reserves. In addition, in fiscal 2008, the Company recorded a decrease in the deferred tax valuation allowance of $7.5 million.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2011 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	global economic and political instability

•	competition

•	narrow margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of policy changes

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	international operations

•	changes in income tax and other regulatory legislation

•	potential adverse effects of litigation

•	changes in accounting rules

•	volatility of common stock price

Overview

Tech Data is the world’s second largest wholesale distributor of technology products. We serve as a strategic link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value added services. Our customers include value added resellers (“VARs”) direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas (including North America and South America) and Europe.

The Company’s financial objectives are to grow sales at or above the market, gain share in select markets, improve profitability and generate return on invested capital well above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

The fundamental element of our strategy is superior execution focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand, develop markets and cost efficiencies for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2011, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total shareholders’ equity) of 19%.

In addition to focusing on superior execution, we continue to diversify and realign our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business is, and will continue to be, our core business. However, as technology evolves, our business model and value-added offerings will evolve to ensure our vendors have an efficient distribution channel for their products and our customers have a broad array of solutions to sell. In both Europe and the Americas, we are continuing to expand our product portfolio to include leading technologies surrounding data center, mobility, consumer electronics and software. In addition, we have continued to invest in our integrated supply chain offerings designed to provide innovative third party logistics and other services to our business partners. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

In support of our diversification strategy, during fiscal 2011, we completed the acquisition of Triade Holding B.V. (“Triade”), a privately-held portfolio of leading value added distributors of consumer electronics and information technology products in the Benelux region and Denmark. The Company believes the acquisition of Triade will strengthen the Company’s presence in Benelux, Denmark and Norway and enables the Company to accelerate its diversification strategy into the consumer electronics business in the region, while continuing to leverage the Company’s existing infrastructure. In a related transaction, Brightstar Europe Limited (“BEL”), our consolidated joint venture with Brightstar Corporation, acquired Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). The Company believes BEL’s acquisition of MCC significantly extends BEL’s mobility operations in Europe. During fiscal 2011, we completed four additional acquisitions in Europe which further strengthened our European enterprise, broadline and mobility businesses. While these acquisitions do not have a material impact on our consolidated results of operations in fiscal 2011, they will further expand our distribution capabilities, broaden our product and customer portfolios and are important additions in their respective markets, while leveraging our existing infrastructure in Europe.

The final tenet of our strategy, which has contributed to our improved performance, is innovation. Our IT systems and e-business tools and programs have provided flexibility and strength in our business model to navigate through changes in market conditions, structural changes in the technology industry and changes that are created by the technology we sell. As an example, within our software business, we recently introduced our StreamOne software licensing selector in the United States, which we believe differentiates us in the marketplace by reducing the complexity and costs incurred by our business partners surrounding software licensing throughout the channel.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, expanded operating margins, strong earnings per share growth, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We will also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss, if any, is charged to expense in the period identified. The Company performed its annual goodwill impairment test as of January 31, 2011 and determined there was no impairment. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income, by geographic region, for the fiscal years ended January 31, 2011, 2010 and 2009:

	2011	% of net sales	2010	% of net sales	2009	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$10,534,531	43.2%	$9,570,088	43.3%	$10,609,001	44.1%
Europe	13,841,442	56.8	12,529,788	56.7	13,471,483	55.9

Total	$24,375,973	100.0%	$22,099,876	100.0%	$24,080,484	100.0%

Year-over-year increase (decrease) in net sales (%):
Americas (US$)	10.1%		(9.8)%		(3.6)%
Europe (US$)	10.5%		(7.0)%		8.5%
Europe (Euro)	17.5%		(4.2)%		4.0%
Total (US$)	10.3%		(8.2)%		2.8%

	2011	% of net sales	2010	% of net sales	2009	% of net sales
Operating income ($ in thousands):
Americas	$183,639	1.74%	$143,869	1.50%	$148,939	1.40%
Europe	160,233	1.16%	126,832	1.01%	74,209	0.55%
Stock-based compensation expense	(9,887)	(0.04)%	(11,225)	(0.05)%	(11,990)	(0.05)%

Total	$333,985	1.37%	$259,476	1.17%	$211,158	0.88%

We sell many products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company generated 27%, 28% and 29% of our net sales in fiscal 2011, 2010 and 2009, respectively. There were no other vendors that accounted for 10% or more of our net sales in the past three fiscal years.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2011	2010	2009
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.74	94.79	95.09

Gross profit	5.26	5.21	4.91
Selling, general and administrative expenses	3.89	4.04	4.03

Operating income	1.37	1.17	0.88
Interest expense	0.12	0.12	0.17
Other expense (income), net	0	(0.01)	(0.03)

Income before income taxes	1.25	1.06	0.74
Provision for income taxes	0.35	0.24	0.26

Consolidated net income	0.90	0.82	0.48
Net (income) loss attributable to noncontrolling interest	(0.02)	0.00	0.01

Net income attributable to shareholders of Tech Data Corporation	0.88%	0.82%	0.49%

Net Sales

Our consolidated net sales were $24.4 billion in fiscal 2011, an increase of 10.3% when compared to fiscal 2010. The weakening of certain foreign currencies against the U.S. dollar negatively impacted the year-over-year net sales comparison by approximately three percentage points. On a regional basis, during fiscal 2011, net sales in the Americas increased by 10.1% compared to fiscal 2010 and increased by 10.5% in Europe (an increase of 17.5% on a euro basis). The increase in net sales in both the Americas and Europe during fiscal 2011 was attributable to the robust demand environment in both regions brought about by the improving global economy throughout the fiscal year and, to a lesser extent, the impact of our five acquisitions in Europe.

Our consolidated net sales were $22.1 billion in fiscal 2010, a decrease of 8.2% when compared to fiscal 2009. On a regional basis, during fiscal 2010, net sales in the Americas declined by 9.8% compared to fiscal 2009 and decreased by 7.0% in Europe (a decrease of 4.2% on a euro basis). The decline in net sales in both the Americas and Europe during fiscal 2010 was attributable to the softened demand environment and related slowdown in technology spending. The year-over-year decline was most pronounced during the first semester of fiscal 2010. We saw the decline moderate during the third quarter of fiscal 2010 and experienced year-over-year sales growth during our fourth quarter, when we saw the beginning of an economic recovery in many of the markets we operate.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal 2011 was 5.26%, a slight improvement over the 5.21% gross margin in fiscal 2010. The relative stability in our year-over-year gross margin is indicative of our disciplined approach to managing our customer and vendor portfolios, as well as our inventory, pricing and freight management practices.

Gross margin during fiscal 2010 was 5.21%, a 30 basis point increase from 4.91% in fiscal 2009. The increase in gross margin is primarily attributable to strong execution of our inventory, pricing and freight management practices and targeted diversification of our customer and vendor portfolios.

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales declined to 3.89% in fiscal 2011, compared to 4.04% in fiscal 2010. The decrease in SG&A as a percentage of sales is primarily attributable to the operating leverage achieved this year as our net sales have increased at a more rapid rate than our operating expenses. In absolute dollars, SG&A increased by $56.4 million in fiscal 2011 compared to fiscal 2010. The increase in SG&A during fiscal 2011 is primarily attributable to our continued investments to support sales growth and strategic initiatives and operating expenses related to current year acquisitions, partially offset by the impact of weaker foreign currencies.

SG&A as a percentage of net sales remained relatively constant at 4.04% in fiscal 2010, compared to 4.03% in fiscal 2009. We were able to maintain our SG&A as a percentage of sales consistent with the prior year as we reduced our SG&A expenses in absolute dollars, as further discussed below, to help mitigate the effect of the year-over-year net sales declines discussed above. In absolute dollars, SG&A decreased by $78.0 million in fiscal 2010 compared to fiscal 2009. The decrease in SG&A during fiscal 2010 is primarily attributable to cost management actions, including adjustments to headcount and the associated reductions in payroll-related expenses and the relative strength, on average, of the U.S. dollar against certain foreign currencies throughout fiscal 2010 compared to fiscal 2009 (which contributed approximately $22.2 million of the decrease). In addition, fiscal 2009 SG&A included $7.6 million of consulting and integration costs related to the acquisition of certain assets of Nordic-based Scribona, AB which did not recur during fiscal 2010.

Interest Expense

Interest expense increased 8.3% to $29.9 million in fiscal 2011 compared to $27.6 million in the prior year. The increase in interest expense in fiscal 2011 is primarily attributable to an increase in the average outstanding revolving credit loan balances as compared to fiscal 2010.

Interest expense decreased 32.6% to $27.6 million in fiscal 2010 compared to $41.0 million in fiscal 2009. The decrease in interest expense in fiscal 2010 is primarily attributable to lower interest rates on revolving credit loans and lower outstanding average debt balances as compared to fiscal 2009.

During each of the fiscal years 2011, 2010 and 2009, interest expense includes non-cash interest expense of $10.3 million related to the $350 million convertible senior debentures (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, approximated $.4 million of net expense in fiscal 2011 compared to $3.3 million of income in fiscal 2010. The change in other expense (income), net, during fiscal 2011 is primarily attributable to a decrease in interest income, resulting from a decrease in the average short-term cash investment balances, and greater discount expense on the sale of accounts receivable compared to the prior year. Other expense (income), net, decreased 55.7% to $3.3 million of income in fiscal 2010 compared to $7.6 million in fiscal 2009. The decrease in fiscal 2010 is attributable to lower interest rates on short-term cash investments and reduced discount expense on the sale of accounts receivable, partially offset by an increase in the average short-term cash investment balances compared to the same period of the prior year. Discount on sale of accounts receivable totaled $0.5 million and $1.9 million, respectively in fiscal 2011 and 2009. There was no discount on sale of accounts receivable for fiscal 2010 as we did not sell accounts receivable during the fiscal year.

Provision for Income Taxes

Our effective tax rate was 27.9% in fiscal 2011 and 22.9% in fiscal 2010. The change in the effective tax rate during fiscal 2011 compared to fiscal 2010 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2010, we also reversed a $5.4 million deferred tax valuation allowance in a specific European jurisdiction and recorded the amount as an income tax benefit.

On an absolute dollar basis, the provision for income taxes increased 57.1% to $84.8 million in fiscal 2011 compared to $53.9 million in fiscal 2010. The change in the provision for income taxes is primarily due to higher taxable income, the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.

Our effective tax rate was 22.9% in fiscal 2010 and 35.1% in fiscal 2009. The change in the effective tax rate during fiscal 2010 compared to fiscal 2009 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. The improvement in our results in certain European countries where we have valuation allowances on deferred tax assets contributed to the lower effective tax rate during fiscal 2010. As discussed above, in fiscal 2010, we also reversed a $5.4 million deferred tax valuation allowance in a specific European jurisdiction and recorded the amount as an income tax benefit. In fiscal 2009, we reversed a net amount of $8.7 million of income tax reserves primarily due to statute expirations and resolution of income tax examinations.

On an absolute dollar basis, the provision for income taxes decreased 13.4% to $53.9 million in fiscal 2010 compared to $62.3 million in fiscal 2009. The change in the provision for income taxes is primarily due the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.

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

The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2011, 2010 and 2009, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate such as: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and iii) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rate was also affected by the reversal of income tax reserves during the fiscal years discussed above.

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

Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or to be required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.

Net (income) loss attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $4.6 million in fiscal 2011, compared to net income attributable to noncontrolling interest of $1.0 million in fiscal 2010 and net loss attributable to noncontrolling interest of $1.8 million in fiscal 2009. The net income (loss) attributable to noncontrolling interest represents Brightstar Corporation’s share of the joint venture income (loss), as the joint venture is a consolidated subsidiary in our financial statements. The year-over-year changes can be attributed to both the improving results in the joint venture’s operations and the acquisition of MCC during the third quarter of fiscal 2011.

Impact of Inflation

During the fiscal years ended January 31, 2011, 2010 and 2009, we do not believe that inflation had a material impact on our consolidated operations or on our financial position.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact our business, financial condition, or results of operations (see Note 14 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2011, 2010 and 2009:

	Years ended January 31,
	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$103,843	$543,930	$279,810
Investing activities	(173,040)	(31,527)	(110,813)
Financing activities	(206,358)	37,360	(46,612)
Effect of exchange rate changes on cash and cash equivalents	(1,090)	38,793	(41,702)

Net (decrease) increase in cash and cash equivalents	$(276,645)	$588,556	$80,683

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

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. Our net cash days were 23 days at the end of fiscal 2011, which was an increase over fiscal 2010, yet well within our targeted range. The following table presents the components of Tech Data’s cash conversion cycle, in days, as of January 31, 2011, 2010 and 2009:

	As of January 31,
	2011	2010	2009
Days of sales outstanding	37	38	36
Days of supply in inventory	30	26	29
Days of purchases outstanding	(44)	(43)	(39)

Cash conversion cycle (days)	23	21	26

Net cash provided by operating activities was $103.8 million in fiscal 2011 compared to $543.9 million of cash provided by operating activities in fiscal 2010. The change in cash resulting from operating activities in fiscal 2011 compared to the same period of the prior year can be attributed to i) the timing of both cash receipts from our customers and payments to our vendors and ii) additional working capital requirements due to the stronger net sales performance in fiscal 2011 compared to fiscal 2010 as a result of the economic recovery throughout fiscal 2011.

Net cash provided by operating activities was $543.9 million in fiscal 2010 compared to $279.8 million in fiscal 2009. The increase in fiscal 2010 can be attributed to i) our earnings improvement in fiscal 2010, ii) the timing of both cash receipts from our customers and payments to our vendors, iii) the positive results from our working capital management programs, especially in Europe, and iv) the reduced working capital requirements resulting from the 8.2% reduction in net sales in fiscal 2010 compared to fiscal 2009.

Net cash used in investing activities of $173.0 million during fiscal 2011 is the net result of $141.1 million of cash used for acquisitions in Europe and $31.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. We expect to make total capital expenditures of approximately $44.0 million during fiscal 2012 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in investing activities of $31.5 million during fiscal 2010 was the net result of $5.5 million of proceeds received from the sale of certain facilities in the U.S. and Europe, $8.2 million of cash used for acquisitions in Europe and $28.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers.

Net cash used in financing activities of $206.4 million during fiscal 2011 is primarily the result of $200.0 million of cash used in the repurchase of 5,084,770 shares of our common stock under our share repurchase programs and $47.1 million of net repayments on the revolving credit lines and long-term debt, partially offset by $34.6 million of net borrowings and a capital contribution from our joint venture partner related to our consolidated joint venture.

Net cash used in financing activities of $37.4 million during fiscal 2010 reflects $38.0 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”), $23.2 million of net borrowings from our joint venture partner, partially offset by $24.8 million of net repayments made on our revolving credit lines and long-term debt.

Capital Resources and Debt Compliance

We have maintained a conservative capital structure and have a debt to capital ratio of 19% at January 31, 2011. We believe this conservative approach to our capital structure served us well during the global economic downturn, and while there are indications that the economy is in the midst of a recovery, there can be no assurance that it will continue to improve. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions worldwide. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions globally which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The Company will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

Convertible Senior Debentures

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. The convertible senior debentures are convertible into our common stock and cash any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase right, the Company has classified the convertible senior debentures as short term debt on the Company’s Consolidated Balance Sheet at January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Loans Payable to Brightstar Corporation

As of January 31, 2011, we have two loans payable to our joint venture partner, Brightstar Corporation (“Brightstar”). The first loan was executed in October 2010, when Brightstar entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”) (see Note 6 of Notes to Consolidated Financial Statements). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at January 31, 2011 totaled $15.2 million. The second loan is an interest-free revolving credit loan issued in connection with BEL’s operations (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at January 31, 2011 totaled $38.0 million. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore this revolving credit loan has been reclassified as long-term debt in our Consolidated Balance Sheet at January 31, 2011.

Other Facilities

As of January 31, 2011, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2011. We pay interest on the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2011 or 2010. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. There were no amounts outstanding under the Multi-currency Revolving Credit Facility at January 31, 2011 or 2010. In addition to the facilities described above, we have additional committed and uncommitted lines of credit and overdraft facilities totaling approximately $559.0 million at January 31, 2011 to support our operations.

The total capacity of the aforementioned credit facilities, as well as the maximum borrowings allowable under the facility agreements, was approximately $959.0 million, of which $92.9 million was outstanding at January 31, 2011. Our credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At January 31, 2011, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At January 31, 2011, the Company had issued standby letters of credit of $77.3 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce the Company’s available capacity under the above-mentioned facilities by the same amount.

Share Repurchase Programs

In both July 2010 and December 2009, our Board of Directors authorized share repurchase programs for the purchase of up to $100.0 million of our common stock. During fiscal 2011, we completed both share repurchase programs, purchasing 5,084,770 shares of our common stock at an average cost of $39.33 per share, for a total cost, including expenses, of $200.0 million. In early March 2011, our Board of Directors authorized an additional share repurchase program for the purchase of up to $100.0 million of our common stock. Under our share repurchase programs, the number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

Contractual Obligations

As of January 31, 2011, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital lease	Convertible senior debentures (1)	Debt(2)	Total
Fiscal year:
2012	$61,779	$863	$358,386	$92,931	$513,959
2013	54,642	863	0	0	55,505
2014	47,705	863	0	0	48,568
2015	40,777	863	0	0	41,640
2016	32,992	800	0	15,203	48,995
Thereafter	18,787	4,153	0	38,045	60,985

Total payments	256,682	8,405	358,386	146,179	769,652
Less amounts representing interest	0	(1,080)	(8,386)	0	(9,466)

Total principal payments	$256,682	$7,325	$350,000	$146,179	$760,186

(1)	Amounts include interest on $350 million convertible senior debentures calculated at the fixed rate of 2.75% per year assuming the convertible senior debentures will be repurchased in December 2011.
(2)	Amounts include all debt outstanding at January 31, 2011 under the Company’s committed and uncommitted revolving credit facilities and loan payable and revolving credit loan payable to Brightstar Corporation and exclude estimated interest as the revolving credit facilities and loans payable are at variable rates of interest or interest free.

Fair value renewal and escalation clauses exist for a substantial portion of the operating leases included above. Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Tech Data and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant, other than the IT outsourcing agreement included above, and the contracts generally contain clauses allowing for cancellation without significant penalty.

At January 31, 2011, we have $2.9 million recorded as a current liability for uncertain tax positions. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our liability for uncertain tax position of $1.1 million has not been included in the contractual obligations table above (see Note 7 of Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. During the second quarter of fiscal 2009, the Company renewed its existing Synthetic Lease with a new agreement that expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $4.8 million at January 31, 2011 and such amounts are included in the future minimum lease payments presented above. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of January 31, 2011, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2011 and 2010, the aggregate amount of guarantees under these arrangements totaled approximately $62.1 million and $62.3 million, respectively, of which approximately $43.0 million and $40.9 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2011 and 2010, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, Brazilian reais, British pound, Canadian dollar, Chilean Peso, Colombian Peso, Czech koruna, Danish krone, euros, Mexican Peso, Norwegian krone, Polish zloty, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge loans, accounts receivable and accounts payable. We are also exposed to changes in interest rates primarily as a result of our short-term and long-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2011 and 2010, approximately 78% and 92%, respectively, of our outstanding debt had fixed interest rates. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, convertible senior debentures and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of the Company’s fixed rate debt may fluctuate.

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

The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level, calculated using the VaR model at January 31, 2011 and 2010. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR as of
	January 31, 2011	January 31, 2010
	(in thousands)
Currency rate sensitive financial instruments	$(1,910)	$(2,886)
Interest rate sensitive financial instruments	(82)	(603)

Combined portfolio	$(1,992)	$(3,489)

Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2011, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 23, 2011

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$839,934	$1,116,579
Accounts receivable, less allowance for doubtful accounts of $56,811 and $54,627	2,896,671	2,593,919
Inventories	2,205,394	1,704,658
Prepaid expenses and other assets	181,147	156,448

Total current assets	6,123,146	5,571,604
Property and equipment, net	94,315	90,634
Other assets, net	270,831	167,881

Total assets	$6,488,292	$5,830,119

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,223,962	$2,799,949
Accrued expenses and other liabilities	562,638	455,365
Revolving credit loans and current maturities of long-term debt, net	434,435	65,860

Total current liabilities	4,221,035	3,321,174
Long-term debt, less current maturities	60,076	338,157
Other long-term liabilities	68,754	76,255

Total liabilities	4,349,865	3,735,586

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2011 and 2010	89	89
Additional paid-in capital	768,757	769,295
Treasury stock, at cost (12,517,538 and 7,776,419 shares at January 31, 2011 and 2010)	(466,635)	(279,198)
Retained earnings	1,453,371	1,239,128
Accumulated other comprehensive income	358,884	359,581

Equity attributable to shareholders of Tech Data Corporation	2,114,466	2,088,895
Noncontrolling interest	23,961	5,638

Total equity	2,138,427	2,094,533

Total liabilities and equity	$6,488,292	$5,830,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year ended January 31,
	2011	2010	2009
Net sales	$24,375,973	$22,099,876	$24,080,484
Cost of products sold	23,092,685	20,947,522	22,898,489

Gross profit	1,283,288	1,152,354	1,181,995
Selling, general and administrative expenses	949,303	892,878	970,837

Operating income	333,985	259,476	211,158
Interest expense	29,926	27,639	41,004
Other expense (income), net	444	(3,303)	(7,619)

Income before income taxes	303,615	235,140	177,773
Provision for income taxes	84,752	53,940	62,317

Consolidated net income	218,863	181,200	115,456
Net (income) loss attributable to noncontrolling interest	(4,620)	(1,045)	1,822

Net income attributable to shareholders of Tech Data Corporation	$214,243	$180,155	$117,278

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.41	$3.57	$2.29

Diluted	$4.36	$3.54	$2.28

Weighted average common shares outstanding:
Basic	48,587	50,517	51,276

Diluted	49,085	50,938	51,498

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Tech Data Corporation Shareholders
	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
	Shares	Amount
Balance—January 31, 2008	59,239	$89	$769,271	$(236,960)	$941,695	$471,237	$5,703	$1,951,035
Purchase of treasury stock, at cost	0	0	0	(100,000)	0	0	0	(100,000)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $569	0	0	(5,507)	5,268	0	0	0	(239)
Stock-based compensation expense	0	0	11,990	0	0	0	0	11,990
Capital contributions from joint venture partner	0	0	0	0	0	0	1,000	1,000
Currency translation adjustment	0	0	0	0	0	(236,668)	(561)	(237,229)
Net income (loss)	0	0	0	0	117,278	0	(1,822)	115,456

Balance—January 31, 2009	59,239	89	775,754	(331,692)	1,058,973	234,569	4,320	1,742,013
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,873	0	0	(17,684)	52,494	0	0	0	34,810
Stock-based compensation expense	0	0	11,225	0	0	0	0	11,225
Currency translation adjustment	0	0	0	0	0	125,012	273	125,285
Net income	0	0	0	0	180,155	0	1,045	181,200

Balance—January 31, 2010	59,239	89	769,295	(279,198)	1,239,128	359,581	5,638	2,094,533
Purchase of treasury stock, at cost	0	0	0	(200,000)	0	0	0	(200,000)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,072	0	0	(10,425)	12,563	0	0	0	2,138
Stock-based compensation expense	0	0	9,887	0	0	0	0	9,887
Capital contributions from joint venture partner	0	0	0	0	0	0	13,620	13,620
Currency translation adjustment	0	0	0	0	0	(697)	83	(614)
Net income	0	0	0	0	214,243	0	4,620	218,863

Balance—January 31, 2011	59,239	$89	$768,757	$(466,635)	$1,453,371	$358,884	$23,961	$2,138,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$24,258,805	$21,927,372	$23,989,567
Cash paid to vendors and employees	(24,065,824)	(21,320,637)	(23,636,388)
Interest paid, net	(15,927)	(14,015)	(20,382)
Income taxes paid	(73,211)	(48,790)	(52,987)

Net cash provided by operating activities	103,843	543,930	279,810

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(141,138)	(8,153)	(78,266)
Proceeds from sale of property and equipment	0	5,491	0
Expenditures for property and equipment	(18,614)	(14,486)	(17,272)
Software and software development costs	(13,288)	(14,379)	(15,275)

Net cash used in investing activities	(173,040)	(31,527)	(110,813)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	5,005	37,959	1,530
Cash paid for purchase of treasury stock	(200,000)	0	(100,000)
Capital contributions and net borrowings from joint venture partner	34,556	23,208	10,810
Net (repayments) borrowings on revolving credit loans	(46,645)	(19,116)	42,834
Principal payments on long-term debt	(454)	(5,654)	(1,786)
Excess tax benefit from stock-based compensation	1,180	963	0

Net cash (used in) provided by financing activities	(206,358)	37,360	(46,612)

Effect of exchange rate changes on cash and cash equivalents	(1,090)	38,793	(41,702)

Net (decrease) increase in cash and cash equivalents	(276,645)	588,556	80,683
Cash and cash equivalents at beginning of year	1,116,579	528,023	447,340

Cash and cash equivalents at end of year	$839,934	$1,116,579	$528,023

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$214,243	$180,155	$117,278
Net income (loss) attributable to noncontrolling interest	4,620	1,045	(1,822)

Consolidated net income	218,863	181,200	115,456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,285	45,954	51,234
Provision for losses on accounts receivable	11,517	10,953	15,000
Stock-based compensation expense	9,887	11,225	11,990
Accretion of debt discount on convertible senior debentures	10,278	10,278	10,278
Deferred income taxes	6,972	(2,541)	18,221
Excess tax benefit from stock-based compensation	(1,180)	(963)	0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(113,303)	(168,152)	(86,423)
Inventories	(349,429)	116,543	(261,974)
Prepaid expenses and other assets	(34,601)	21,290	(18,761)
Accounts payable	278,356	336,587	374,696
Accrued expenses and other liabilities	19,198	(18,444)	50,093

Total adjustments	(115,020)	362,730	164,354

Net cash provided by operating activities	$103,843	$543,930	$279,810

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is the world’s second largest wholesale distributor of technology products. The Company serves as a strategic link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value added services. Tech Data’s customers include value added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. The Company is managed in two geographic segments: the Americas (including North America and South America) and Europe.

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

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2011, 2010 and 2009.

The Company generated approximately 27%, 28% and 29% of consolidated net sales in fiscal 2011, 2010 and 2009, respectively, from products purchased from Hewlett Packard Company. There were no other vendors and no customers that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2011, 2010 or 2009.

Cash and Cash Equivalents

Short-term investments which are highly liquid and have an original maturity of ninety days or less are considered cash equivalents.

Book overdrafts of $96.3 million and $130.8 million as of January 31, 2011 and 2010, respectively, represent checks issued and wire transfers that have been initiated which have not been presented for payment to the banks and are classified in accounts payable in the Consolidated Balance Sheet. The Company typically funds these overdrafts through transfers from separate bank accounts and, under the terms of the Company’s agreements with its banks, the funding of these overdrafts is at the direction of the Company.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the large number of customers and their dispersion across wide geographic areas, the existence of credit insurance, specifically identified customer risks, historical write-off experience and the current economic environment. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

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

Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on the Company’s consolidated financial results. Conversely, if amounts recorded as outstanding receivables from vendor were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

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

Intangible Assets

Included within other assets at both January 31, 2011 and 2010 are certain intangible assets including capitalized software and development costs, as well as customer and vendor relationships, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2011, 2010 and 2009.

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

The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or to be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, South America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2011, 2010 or 2009.

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

Foreign Currency Translation

Assets and liabilities of foreign operations that operate in a local functional currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as components of accumulated other comprehensive income in shareholders’ equity. All income and expense accounts of foreign operations operating in a local functional currency environment are translated at weighted average exchange rates for each period during the year.

Derivative Financial Instruments

The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments, in the form of foreign currency forward contracts, in situations where there are not offsetting balances that create an economic hedge. The majority of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.

Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “other expense (income), net” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either other current assets or other current liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income (loss).” Comprehensive income (loss) attributable to the shareholders of the Company for the fiscal years ended January 31, 2011, 2010 and 2009 is as follows:

	Year ended January 31,
	2011	2010	2009
		(In thousands)
Comprehensive income (loss):
Consolidated net income	$218,863	$181,200	$ 115,456
Change in consolidated CTA account(1)	(614)	125,285	(237,229)

Total comprehensive income (loss)	218,249	306,485	(121,773)
Less – comprehensive income (loss) attributable to noncontrolling interest	4,703	1,318	(2,383)

Comprehensive income (loss) attributable to shareholders of Tech Data	$213,546	$305,167	$(119,390)

(1)	There was no income tax effect in the fiscal years ended January 31, 2011, 2010, or 2009.

Comprehensive income (loss) attributable to shareholders of the Company decreased significantly during the fiscal year ended January 31, 2011 as compared to the prior year due to the prior year’s results including the effect of a weakening U.S. dollar against most foreign currencies in which the Company operates. The spot rate of the U.S. dollar was relatively stable versus other foreign currencies at January 31, 2011 compared to January 31, 2010. Similarly, comprehensive income (loss) attributable to shareholders of the Company increased significantly during the fiscal year ended January 31, 2010 as compared to the fiscal year ended January 31, 2009, primarily as a result of the strengthening of most currencies in which the Company operates during the fiscal year in comparison to the U.S. dollar.

The Company’s accumulated other comprehensive income (loss) included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2011, 2010 and 2009.

Stock-Based Compensation

The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in “selling, general and administrative expenses” in the Company’s Consolidated Statement of Income based on their fair values determined on the date of grant. Compensation expense, reduced for estimated forfeitures, is recognized over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards. The Company estimates forfeiture rates based on its historical experience during the preceding five fiscal years.

Treasury Stock

Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of equity-based awards or other corporate purposes is based on the weighted average purchase price of the shares.

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

Recently Adopted Accounting Standards

In October 2009, the FASB issued an accounting standard requiring an entity to allocate revenue arrangement consideration at the inception of a multiple-element revenue arrangement to all deliverables based on their relative selling prices. This accounting is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011, with early adoption permitted. The Company will adopt this standard effective February 1, 2011, which should not have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element revenue arrangement recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company will adopt this standard effective February 1, 2011, which should not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Standards

In December 2010, the FASB issued an accounting standard which modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This accounting standard is effective for the Company beginning with the quarter ending April 30, 2011. The Company does not expect the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the January 31, 2010 and 2009 financial statements to conform to the January 31, 2011 financial statement presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 8—Employee Benefit Plans) using the if-converted and treasury stock methods, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2011			Year ended January 31, 2010			Year ended January 31, 2009
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-attributable to shareholders of Tech Data - basic	$214,243	48,587	$4.41	$180,155	50,517	$3.57	$117,278	51,276	$2.29

Effect of dilutive securities:
Equity-based awards	0	498		0	421		0	222

Net income per common share attributable to shareholders of Tech Data - diluted	$214,243	49,085	$4.36	$180,155	50,938	$3.54	$117,278	51,498	$2.28

At January 31, 2011, 2010 and 2009, there were 564,776, 2,421,279 and 5,589,592 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at January 31, 2011, 2010 or 2009, as the conditions for the contingent conversion feature have not been met (see further discussion in Note 6—Debt).

NOTE 3 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2011	2010
	(In thousands)
Land	$4,938	$5,002
Buildings and leasehold improvements	77,794	73,562
Furniture, fixtures and equipment	340,109	316,645

	422,841	395,209

	January 31,
	2011	2010
	(In thousands)
Less accumulated depreciation	(328,526)	(304,575)

	$94,315	$90,634

Depreciation expense included in income for the years ended January 31, 2011, 2010 and 2009 totaled $21.0 million, $23.8 million and $28.5 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $70.4 million and $17.0 million at January 31, 2011 and 2010, respectively, is included within “other assets, net” in the Consolidated Balance Sheet. The increase in goodwill during fiscal 2011 is the result of the Company’s acquisitions in Europe (see also Note 5 – Acquisitions).

In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2011. The impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value of the Company’s reporting units, including goodwill. As a result, no goodwill impairment was recorded at January 31, 2011.

Also included within “other assets, net” are intangible assets as follows:

	January 31, 2011			January 31, 2010
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Capitalized software and development costs	$280,751	$208,799	$71,952	$265,789	$189,660	$76,129
Customer and vendor relationships	85,076	26,059	59,017	30,743	19,718	11,025
Other intangible assets	10,041	3,031	7,010	2,652	2,391	261

Total	$375,868	$237,889	$137,979	$299,184	$211,769	$87,415

The Company capitalized intangible assets of $76.5 million, $19.1 million and $24.6 million for the years ended January 31, 2011, 2010 and 2009, respectively. For fiscal 2011, these capitalized assets resulted primarily from customer and vendor relationships related to the Company’s current year acquisitions (see also Note 5 – Acquisitions). For both fiscal 2010 and fiscal 2009, these capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations. There was no interest capitalized during the fiscal years ended January 31, 2011, 2010 and 2009.

The weighted average amortization period for all intangible assets capitalized during fiscal 2011 approximated five years and approximated six and five years for fiscal 2010 and 2009, respectively. The weighted average amortization period of all intangible assets was approximately six years for fiscal 2011, 2010 and 2009.

Amortization expense for the fiscal years ended January 31, 2011, 2010 and 2009, totaled $26.3 million, $22.2 million and $22.7 million, respectively. Estimated amortization expense of capitalized software and development costs placed in service at January 31, 2011, and customer and vendor relationships and other intangible assets is as follows (in thousands):

Fiscal year:
2012	$32,600
2013	28,500
2014	24,600
2015	19,200
2016	12,600

NOTE 5 — ACQUISITIONS

Acquisition of Triade Holding B.V. (“Triade”)

On October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade, a privately owned wholesale distributor of consumer electronics and information technology products based in the Netherlands with operations in Belgium, Denmark and Norway, for a purchase price of $58.5 million, of which $57.2 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The Company believes the acquisition of Triade strengthens the Company’s presence in these countries and enables the Company to accelerate its diversification strategy into the consumer electronics business in Europe, while leveraging the Company’s existing infrastructure.

The Company has accounted for the Triade acquisition as a business combination and the purchase price has been assigned to the assets acquired, including cash of $1.1 million, accounts receivable, inventory and certain other tangible assets totaling $181.3 million, and liabilities assumed totaling $185.2 million, at their estimated fair value as of the acquisition date. The allocation of identifiable intangible assets and goodwill, based on foreign currency exchange rates on the date of acquisition, includes $25.5 million for customer and vendor relationships with estimated useful lives of seven years, $1.9 million for trademarks with an estimated useful life of 10 years and $33.9 million of goodwill, none of which are deductible for tax purposes.

Acquisition of Mobile Communication Company B.V. and Mobile Communications Company Belgium N.V. (collectively “MCC”)

In a transaction related to the discussion above, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corporation, completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”) for a purchase price of $58.8 million, of which $57.8 million was paid in cash (based on the foreign currency exchange rates on the date of acquisition). The Company and Brightstar Corporation each contributed 50% of the purchase price to BEL to fund the acquisition. Brightstar Corporation’s funding was comprised of a capital contribution and a loan to BEL. The Company believes BEL’s acquisition of MCC significantly extends BEL’s mobility operations in Europe.

BEL’s acquisition of MCC and the related financing was a reconsideration event under the VIE accounting standards. Based on the final structure of BEL and related analysis of the MCC acquisition, the Company has concluded that the joint venture continues to be a VIE and the results of BEL (including MCC) will continue to be consolidated in the Company’s financial statements. The portion of the joint venture not owned by the Company will continue to be recognized as a noncontrolling interest in the Company’s financial statements.

The Company has accounted for the MCC acquisition as a business combination and the purchase price has been assigned to the assets acquired, including cash of $1.9 million, accounts receivable, inventory and certain other assets totaling $116.1 million, and liabilities assumed totaling $84.3 million, at their estimated fair value as of the acquisition date. The allocation of identifiable intangible assets and goodwill, based on foreign currency exchange rates on the date of the acquisition, includes $14.8 million for customer and vendor relationships with estimated useful lives of seven years and $10.3 million of goodwill, none of which are deductible for tax purposes.

Other Acquisitions

During fiscal 2011, the Company completed four additional acquisitions in Europe that further strengthened the Company’s European enterprise, broadline and mobility businesses. The aggregate purchase price for these acquisitions was $36.4 million, of which $29.0 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The acquisitions have been accounted for as business combinations and the total purchase price of the acquisitions has been assigned to the assets acquired, including accounts receivable, inventory and certain other assets totaling $24.4 million and liabilities assumed totaling $13.9 million, at their estimated fair value as of the acquisition dates. The allocation of the identifiable intangible assets includes $13.3 million for customer and vendor relationships with estimated useful lives of five years, $5.4 million for a noncompete agreement with an estimated useful life of four years, and $7.2 million of goodwill, none of which are deductible for tax purposes.

During fiscal 2010, the Company made several business acquisitions in the European distribution marketplace. Although these acquisitions did not have a significant impact on the Company’s consolidated results of operations during fiscal 2010, they further diversified the Company’s product and customer portfolio while leveraging the Company’s existing infrastructure in Europe.

During fiscal 2009, the Company completed the acquisition of certain assets of Scribona, AB, a publicly-traded IT distribution company in the Nordic region of Europe, with operations in Sweden, Finland and Norway. The acquisition expanded the Company’s presence and leveraged the Company’s infrastructure in the Nordic region of Europe. In conjunction with the acquisition, the Company paid approximately $78.3 million in cash (based on the foreign currency exchange rates on the date of the payments) for the net value of the acquired assets, including inventory and certain other assets, and the assumption of certain liabilities. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, including $9.4 million for customer relationships with estimated useful lives of seven years and $15.4 million of goodwill (using exchange rates on the date of acquisition). The operating results from all acquisitions have been included in the Company’s consolidated results of operations subsequent to the date of the acquisitions.

Proforma Financial Information

Proforma information for the Company’s acquisitions during fiscal 2011, 2010 and 2009 has not been presented as these acquisitions were not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

NOTE 6 — DEBT

	January 31,
	2011	2010
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(8,993)	(19,274)

Convertible senior debentures, net	341,007	330,726
Capital leases	7,325	7,907
Loan payable to Brightstar Corporation, interest at LIBOR plus 4.0% payable annually, due September 2015	15,203	0
Interest-free revolving credit loan payable to Brightstar Corporation	38,045	33,018
Other committed and uncommitted revolving credit facilities, average interest rate of 3.27% and 3.62% at January 31, 2011 and 2010, expiring on various dates through fiscal 2012	92,931	32,366

	494,511	404,017
Less—current maturities (included as “Revolving credit loans and current portion of long-term debt, net”)	(434,435)	(65,860)

Total Long-term debt	$60,076	$338,157

Convertible Senior Debentures

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. The convertible senior debentures are convertible into the Company’s common stock and cash, any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase right, the Company has classified the convertible senior debentures as current debt on the Company’s Consolidated Balance Sheet at January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s foreign subsidiaries.

In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during each of the years ended January 31, 2011, 2010 and 2009, the Company has recorded contractual interest expense of $9.6 million and non-cash interest expense of $10.3 million, respectively, related to the $350 million convertible senior debentures. At January 31, 2011, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $9.0 million unamortized debt discount has a remaining amortization period of approximately 11 months assuming redemption of the debentures at the first repurchase date in December 2011.

Loans Payable to Brightstar Corporation

In October 2010, Brightstar Corporation (“Brightstar”) entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”) (see Note 5 – Acquisitions). The Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest of the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1.

The Company also has an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan has been reclassified to long-term debt in the Company’s Consolidated Balance Sheet at January 31, 2011.

Other Facilities

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, which was renewed in October 2010, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $549.8 million and $487.8 million at January 31, 2011 and 2010, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. In addition, the Company is required to pay a commitment fee of .45% per annum on the unused portion of the Receivables Securitization Program. There are no amounts outstanding under this program at either January 31, 2011 or 2010.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2012, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of seven to 180 days under various interest rate options. In addition, the Company is required to pay a commitment fee of .125% per annum on the unused portion of the Multi-currency Revolving Credit Facility. There are no amounts outstanding under this facility at either January 31, 2011 or 2010.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $559.0 million at January 31, 2011 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the aforementioned committed and uncommitted credit facilities, as well as the maximum borrowings under the facilities, was approximately $959.0 million, of which $92.9 million was outstanding at January 31, 2011. The Company’s credit agreements contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit agreements include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At January 31, 2011, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At January 31, 2011, the Company had issued standby letters of credit of $77.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce the Company’s available capacity under the above-mentioned facilities by the same amount.

Future payments of debt and capital leases at January 31, 2011 and for succeeding fiscal years, which assumes the $350 million convertible senior debentures will be repurchased in December 2011, are as follows (in thousands):

Fiscal year:
2012	$443,794
2013	863
2014	863
2015	863
2016	16,003
Thereafter	42,198

Total payments	504,584
Less amounts representing interest on capital leases	(1,080)

Total principal payments	$503,504

NOTE 7 — INCOME TAXES

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

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$46,356	$27,431	$20,100
State	897	916	1,265
Foreign	30,527	28,134	22,731

Total current	77,780	56,481	44,096

Deferred:
Federal	(1,496)	2,403	13,472
State	1,862	538	(401)
Foreign	6,606	(5,482)	5,150

Total deferred	6,972	(2,541)	18,221

	$84,752	$53,940	$62,317

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended January 31,
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	0.5	0.4
Changes in valuation allowance	(1.2)	(3.3)	15.8
Tax on foreign earnings different than U.S. rate	(8.3)	(9.7)	(18.0)
Nondeductible interest	1.3	3.0	2.9
Reserves established for foreign income tax contingencies	0.5	0.1	1.1
Reversal of previously accrued income tax reserves	(0.2)	(1.4)	(5.7)
Effect of company-owned life insurance	(0.5)	(1.0)	1.9
Other, net	0.7	(0.3)	1.7

	27.9%	22.9%	35.1%

In fiscal 2010, an income tax benefit of $5.4 million was recognized for the reversal of a valuation allowance on deferred tax assets related to a specific European jurisdiction, which had been recorded in prior fiscal years. In fiscal 2009, $10.7 million of previously accrued income taxes were reversed due to statute expirations and the resolution of income tax examinations.

The components of pretax income are as follows:

	Year ended January 31,
	2011	2010	2009
	(In thousands)
United States	$135,039	$92,551	$88,043
Foreign	168,576	142,589	89,730

	$303,615	$235,140	$177,773

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2011	2010
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$40,431	$29,290
Capitalized marketing program costs	2,639	2,977
Convertible senior debentures interest	27,514	24,714
Goodwill	3,061	1,999
Deferred costs currently deductible	13,914	14,651
Other, net	8,050	3,662

Total deferred tax liabilities	95,609	77,293

Deferred tax assets:
Accrued liabilities	52,137	41,348
Loss carryforwards	140,558	145,941
Amortizable goodwill	19,627	22,692
Depreciation and amortization	4,902	6,261
Disallowed interest expense	19,236	16,286
Other, net	12,381	12,968

	248,841	245,496
Less: valuation allowance	(186,586)	(185,929)

Total deferred tax assets	62,255	59,567

Net deferred tax liability	$(33,354)	$(17,726)

The net change in the deferred income tax valuation allowance was an increase of $0.7 million in fiscal 2011, an increase of $10.2 million in fiscal 2010 and a decrease of $6.7 million in fiscal 2009. The valuation allowance at both January 31, 2011 and 2010 primarily relates to foreign net operating loss carryforwards of $686.4 million and $747.0 million, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2012 through 2022. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, projected future taxable income, and prudent and feasible tax planning strategies.

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

In conjunction with the acquisitions of Triade and MCC during fiscal 2011, the Company recorded a $9.2 million long-term deferred tax liability (see also Note 5 – Acquisitions).

At January 31, 2011, there are $83.3 million of consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2011 and 2010 and 2009 is as follows (in thousands):

Gross unrecognized tax benefits at February 1, 2008	$19,581
Increases in tax positions for prior years	1,748
Increases in tax positions for current year	78
Expiration of statutes of limitation	(9,426)
Settlements	(5,262)
Changes due to translation of foreign currencies	(2,056)

Gross unrecognized tax benefits at January 31, 2009	4,663
Increases in tax positions for current year	1,071
Expiration of statutes of limitation	(2,770)
Settlements	(223)
Changes due to translation of foreign currencies	366

Gross unrecognized tax benefits at January 31, 2010	3,107
Increases in tax positions for prior years	2,742
Increases in tax positions for current year	86
Expiration of statute of limitation	(860)

Gross unrecognized tax benefits at January 31, 2011	$5,075

At January 31, 2011, 2010 and 2009, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.1 million, $3.1 million and $4.7 million, respectively.

Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2011 totaled $2.6 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company has accrued interest of $0.2 million at January 31, 2011, all of which would impact the effective tax rate if reversed. The provision for income taxes for the fiscal years ended January 31, 2011, 2010 and 2009 includes interest expense of $0.2 million, $0.2 million and $0.5 million, respectively, on unrecognized income tax benefits for current and prior years. The change in the balance of accrued interest for fiscal 2011, 2010 and 2009, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.

The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2009. Income tax returns of various foreign jurisdictions for fiscal 2005 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 8 — EMPLOYEE BENEFIT PLANS

Overview of Equity Incentive Plans

At January 31, 2011, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 3.5 million shares remain available for future grant at January 31, 2011. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

For the fiscal years ended January 31, 2011, 2010 and 2009, the Company recorded $9.9 million, $11.2 million and $12.0 million, respectively, of stock-based compensation expense, and related income tax benefits of $2.8 million, $2.6 million and $4.2 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2011, 2010 and 2009 was $5.0 million, $38.0 million and $1.5 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $1.1 million, $1.9 million and $0.6 million, respectively, for the fiscal years ended January 31, 2011, 2010 and 2009.

Restricted Stock

The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest annually between three and four years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $7.5 million, $7.4 million and $7.5 million for the vesting of RSUs during fiscal 2011, 2010 and 2009, respectively.

A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2011 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2010	495,840	$33.47
Granted	277,527	44.88
Vested	(203,119)	34.98
Canceled	(26,407)	36.08

Outstanding at January 31, 2011	543,841	38.60

The total fair value of RSUs which vested during the fiscal years ended January 31, 2011, 2010 and 2009 is $7.1 million, $9.4 million, and $4.6 million, respectively. As of January 31, 2011, the unrecognized stock-based compensation expense related to non-vested

RSUs was $14.7 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).

MV Stock-settled SARs, MVOs and Stock Options

MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of an MV Stock-settled SAR will only receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap and the grant price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ Stock Market on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). MV Stock-settled SARs, MVOs and stock options vest annually between three and four years from the date of grant and have a contractual term of 10 years.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2011 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2010	3,366,898	$ 34.74
Granted	17,799	45.72
Exercised	(413,447)	30.78
Canceled	(89,894)	35.12

Outstanding at January 31, 2011	2,881,356	35.36	4.3	$33,304

Vested and expected to vest at January 31, 2011	2,849,051	35.50	4.3	32,526

Exercisable at January 31, 2011	2,299,593	38.33	3.4	319,752

Stock-based compensation expense includes $2.4 million, $3.8 million and $4.5 million for the vesting of MV Stock-settled SARS and MVOs during fiscal 2011, 2010 and 2009, respectively.

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2011 and the grant price for all “in-the-money” equity-based awards at January 31, 2011. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2011, 2010 and 2009 was $5.3 million, $19.7 million and $0.4 million, respectively. As of January 31, 2011, the Company expects $2.7 million of total unrecognized compensation cost related to MV Stock-settled SARs and MVOs to be recognized over the next three fiscal years (over a weighted-average period of two years). The total fair value of MV Stock-settled SARs and MVOs which vested during the fiscal year ended January 31, 2011, 2010 and 2009 was $4.5 million, $1.9 million and $9.2 million, respectively. The weighted-average estimated fair value of the 17,799 MVOs granted during the year ended January 31, 2011 was $7.97 based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models.

A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2011, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/11	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/11	Weighted- average exercise price
$21.13 – $24.69	650,498	6.8	$21.84	157,884	$24.05
24.70 – 36.34	290,872	6.1	34.54	228,145	34.52
36.35 – 37.05	473,182	5.2	36.98	473,182	36.98
37.06 – 37.06	339,790	4.1	37.06	339,790	37.06
37.07 – 41.07	68,530	3.6	39.01	63,983	39.09
41.08 – 41.08	489,630	2.9	41.08	489,630	41.08
41.09 – 51.17	568,854	1.4	43.50	546,979	43.44

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/11	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/11	Weighted- average exercise price
	2,881,356	4.3	35.36	2,299,593	38.33

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise of awards (see further discussion of the Company’s share repurchase program in Note 9 – Shareholders’ Equity below).

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2011, the Company has issued 461,180 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its employees. At the Company’s discretion, participant deferrals are matched monthly in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. At January 31, 2011 and 2010, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 184,699 and 191,195 shares, respectively. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.3 million, $0.1 million and $2.3 million for fiscal years 2011, 2010 and 2009, respectively. The Company suspended the employer match for the 401(k) during the calendar year December 31, 2009 and subsequently reinstated the employer match effective January 2010.

NOTE 9 — SHAREHOLDERS’ EQUITY

In both July 2010 and December 2009, the Company’s Board of Directors authorized share repurchase programs for the purchase of up to $100.0 million of the Company’s common stock. During fiscal 2011, the Company completed both share repurchase programs. The Company’s share repurchases were made on the open market through block trades or otherwise and the number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans.

The Company’s common share repurchase and issuance activity for fiscal 2011 and 2010 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2009	9,214,889	$36.00
Shares of common stock repurchased outside of share repurchase programs	274,426	33.07
Shares of treasury stock reissued	(1,712,896)

Treasury stock balance at January 31, 2010	7,776,419	35.90
Shares of common stock repurchased under share repurchase programs	5,084,770	39.33
Shares of treasury stock reissued	(343,651)

Treasury stock balance at January 31, 2011	12,517,538	37.28

In early March 2011, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $100.0 million of the Company’s common stock.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance. The fair value of the Company’s outstanding foreign currency forward contracts at January 31, 2011 and 2010 was a net unrealized loss of $.2 million and a net unrealized gain of $6.5 million, respectively (see further discussion below in Note 11 – Derivative Instruments).

The Company utilizes life insurance policies to fund certain of the Company’s nonqualified employee benefit plans. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the participants of the nonqualified employee benefit plans (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income.

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of these convertible senior debentures was approximately $368.6 million at January 31, 2011, based upon quoted market information (level 1criteria).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (level 2 criteria).

NOTE 11 — DERIVATIVE INSTRUMENTS

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

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, Brazilian reais, British pound, Canadian dollar, Chilean peso, Colombian Peso, Czech koruna, Danish krone, euros, Mexican peso, Norwegian krone, Polish zloty, Swedish krona and Swiss franc.

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, of which the majority is included as a component of “cost of products sold”, was a net foreign currency exchange loss of $6.7 million and $34.9 million, respectively, for the fiscal years ended January 31, 2011 and 2010 and a net foreign currency exchange gain of $73.7 million for the fiscal year ended January 31, 2009. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 10 – Fair Value of Financial Instruments.

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

The Company’s derivative financial instruments outstanding at January 31, 2011 and 2010 are as follows:

	January 31, 2011		January 31, 2010
	Notional amounts	Estimated fair value asset (liability)	Notional amounts	Estimated fair value asset (liability)
	(In thousands)		(In thousands)
Foreign currency forward contracts	$1,487,145	$(217)	$1,546,985	$6,514

The Company’s foreign currency forward contracts are also discussed in Note 10 – Fair Value of Financial Instruments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under noncancelable operating leases, the majority of which expire at various dates through fiscal 2019. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $53.5 million, $55.5 million and $59.9 million in fiscal years 2011, 2010 and 2009, respectively. Future minimum lease payments at January 31, 2011, under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2012	$61,779
2013	54,642
2014	47,705
2015	40,777
2016	32,992
Thereafter	18,787

Total payments	$256,682

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

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2011, which are included in the future minimum lease payments presented above, was approximately $4.8 million.

The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 6 —Debt. As of January 31, 2011, the Company was in compliance with all such covenants.

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments will not be material to the Company’s consolidated financial position, however, could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately 52.9 million Brazilian reais ($31.6 million) as of January 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position, however, could be material to the Company’s operating results for any particular period, depending on the level of income for such period.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase products from Tech Data, the Company has arrangements with certain finance companies that provide inventory financing facilities to the Company’s customers. In conjunction with certain of these arrangements, the Company would be required to purchase certain inventory in the event the inventory is repossessed from the customers by the finance companies. As the Company does not have access to information regarding the amount of inventory purchased from the Company still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by the Company under these arrangements have been insignificant to date. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2011 and 2010, the aggregate amount of guarantees under these arrangements totaled $62.1 million and $62.3 million, respectively, of which $43.0 million and $40.9 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

NOTE 13 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Year ended January 31,
	2011	2010	2009
Net sales to unaffiliated customers
Americas	$10,534,531	$9,570,088	$10,609,001
Europe	13,841,442	12,529,788	13,471,483

Total	$24,375,973	$22,099,876	$24,080,484

Operating income
Americas	$183,639	$143,869	$148,939
Europe	160,233	126,832	74,209
Stock-based compensation expense	(9,887)	(11,225)	(11,990)

Total	$333,985	$259,476	$211,158

Depreciation and amortization
Americas	$16,200	$16,004	$17,820
Europe	31,085	29,950	33,414

Total	$47,285	$45,954	$51,234

Capital expenditures
Americas	$18,392	$17,365	$15,024
Europe	13,510	11,500	17,523

Total	$31,902	$28,865	$32,547

Identifiable assets
Americas	$2,047,468	$2,245,686	$1,721,347
Europe	4,440,824	3,584,433	3,219,237

Total	$6,488,292	$5,830,119	$4,940,584

Goodwill(1):
Americas	$2,966	$2,966	$2,966
Europe	67,460	14,053	11,644

Total	$70,426	$17,019	$14,610

Acquisition-related intangible assets, net(1):
Americas	$0	$0	$0
Europe	53,581	11,286	8,885

Total	$53,581	$11,286	$8,885

(1)	The increase in goodwill and acquisition-related intangible assets, net, at January 31, 2011, is the result of the European acquisitions completed during fiscal 2011 (see further discussion in Note 4—Goodwill and Intangible Assets and Note 5—Acquisitions).

NOTE 14 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2011 and 2010 is as follows:

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2011:
Net sales	$5,621,055	$5,473,961	$6,163,762	$7,117,195

Gross profit	$292,803	$287,537	$324,202	$378,746

Consolidated net income	$45,644	$40,832	$51,163	$81,224

Net income attributable to shareholders of Tech Data Corporation	$45,633	$40,855	$50,458	$77,297

	Quarter ended
	April 30,	July 31,	October 31,	January 31,
	(In thousands, except per share amounts)
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.89	$0.82	$1.08	$1.66

Diluted	$0.88	$0.82	$1.07	$1.63

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2010:
Net sales	$4,990,959	$5,183,731	$5,642,046	$6,283,140

Gross profit	$261,215	$269,074	$295,612	$326,453

Consolidated net income	$31,593	$35,010	$43,109	$71,488

Net income attributable to shareholders of Tech Data Corporation	$31,765	$35,157	$43,142	$70,091

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.63	$0.70	$0.85	$1.37

Diluted	$0.63	$0.70	$0.84	$1.35

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2011. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met as of January 31, 2011.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. As previously disclosed in this Form 10-K, on October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade Holding B.V. (“Triade”), a privately owned wholesale distributor of consumer electronics and information technology products based in the Netherlands with operations in Belgium, Denmark and Norway. In a related transaction, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corporation, also completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). Assets acquired from Triade and MCC represent approximately 7% of the Company’s total consolidated assets at January 31, 2011, and net sales generated by Triade and MCC subsequent to the acquisitions represent approximately 2% of the Company’s consolidated net sales for the fiscal year ended January 31, 2011.

Under the supervision, and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of January 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2011, excludes an assessment of the internal control over financial reporting of Triade and MCC.

The effectiveness of internal control over financial reporting as of January 31, 2011 has been audited by Ernst & Young, LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited Tech Data Corporation’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Triade Holding B.V., Mobile Communications Company B.V. and Mobile Communications Company Belgium N.V., which is included in the fiscal 2011 consolidated financial statements of Tech Data Corporation and subsidiaries and constituted approximately 7% of total consolidated assets, as of January 31, 2011 and approximately 2% of consolidated net sales, for the year then ended. Our audit of internal control over financial reporting of Tech Data Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Triade Holding B.V., Mobile Communications Company B.V. and Mobile Communications Company Belgium N.V.

In our opinion, Tech Data Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2011, of Tech Data Corporation and subsidiaries and our report dated March 23, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 23, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2011 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2011.

Audit Committee

Tech Data has a separately designated, standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, Harry J. Harczak, Jr., and Savio W. Tung.

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

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2011 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives	Weighted average exercise price of outstanding equity-based incentives(1)	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation (2)	3,142,409	$28.63	3,501,496
Employee stock purchase	0	0	538,820
Non-employee directors’ equity compensation	27,500	34.13	0

Total	3,169,909	28.68	4,040,316
Employee equity compensation plan not approved by shareholders	255,288	42.93	0

Total	3,425,197	29.74	4,040,316

(1)	The calculation of the weighted average exercise price includes restricted stock awards that do not have an exercise price. Excluding the restricted stock awards, the weighted average exercise price of outstanding options and maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) would be $34.62 for equity compensation plans approved by security holders, $42.93 for equity compensation plans not approved by shareholders and $35.36 for all equity compensation plans.
(2)	The equity-based incentives outstanding include 1,362,311 MV Stock-settled SARs at an average exercise price of $31.92. Assuming the maximum cap of $20 is reached, the maximum number of shares that would be issued from the exercise of MV Stock-settled SARs would be approximately 536,000 shares. The total of equity-based incentives outstanding also includes 100,903 shares outstanding for non-employee directors.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Information regarding principal accountant fees and services is set forth under the caption “Independent Accounting Firm Fees” in our Proxy Statement, which is incorporated herein by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders. The Proxy Statement for the 2011 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2011.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number		Description
3-N(22)	—	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 23, 2009 with the Secretary of the State of Florida

3(ii)(21)	—	Bylaws of Tech Data Corporation as adopted on March 24, 2009.

10-NN(5)	—	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan

10-OO(5)	—	1995 Employee Stock Purchase Plan

10-AAa(6)	—	Transfer and Administration Agreement dated May 19, 2000

10-AAi(7)	—	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAt(8)	—	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAx(2)	—	Amended and Restated Tech Data Corporation 401(K) Savings Plan and Amendments 1-3

10-AAaa(4)	—	2005 Deferred Compensation Plan

10-AAbb(3)	—	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000

10-AAcc(9)	—	Executive Severance Plan, effective March 31, 2005

10-AAdd(9)	—	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAee(9)	—	Executive Incentive Plan – April 2005

10-AAff(9)	—	Fourth Amendment to the Tech Data Corporation 401(k) Savings Plan, effective March 28, 2005.

10-AAii(10)	—	Amendment No. 10 to Transfer and Administration Agreement

10-AAjj(12)	—	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006

10-Akk(11)(12)	—	Master Agreement for the sale and purchase of the Azlan Training Business, dated as of March 7, 2006

10-AAll(13)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Notice of Award and Award Agreement

10-AAmm(13)	—	Form of Tech Data Corporation 2000 Equity Incentive Plan Performance Grant in the form of Restricted Stock Units Agreement

10-AAnn(13)	—	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(13)	—	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(14)	—	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAqq(14)	—	Form of Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation Notice of Grant and Grant Agreement for Restricted Stock Units

10-AArr(15)	—	Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(15)	—	Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(15)	—	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(15)	—	Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(16)	—	Equity Incentive Bonus Plan

Exhibit Number		Description
10-AAxx(16)	—	Trade Receivables Purchase Agreement

10-AAyy(17)	—	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-AAzz(18)	—	First Amendment to Trade Receivables Purchase Agreement.

10-BBa(19)	—	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(19)	—	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(19)	—	Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(20)	—	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-BBe(22)	—	2009 Equity Incentive Plan of Tech Data Corporation

10-BBf(23)	—	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-BBg(24)	—	Revolving Uncommitted Trade Receivables Purchase Agreement dated January 27, 2010

10-BBh(25)	—	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

21-A(1)	—	Subsidiaries of Registrant

23-A(1)	—	Consent of Ernst & Young LLP

24(1)	—	Power of Attorney (included on signature page)

31-A(1)	—	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(26)	—	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of January 31, 2011 and January 31, 2010; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2011, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2011, 2010 and 2009; (v) Notes to the Consolidated Financial Statements, tagged as block text and (vi) Financial Statement Schedule II, tagged as block text.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(7)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(11)

Certain information contained in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2007, File No. 0-14625.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated April 30, 2007, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2008, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated April 30, 2008, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated July 31, 2008, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated October 31, 2008, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2009, File No. 0-14625.
(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated July 31, 2009, File No. 0-14625.
(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated October 31, 2009, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K dated January 31, 2010, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q dated October 31, 2010, File No. 0-14625.
(26)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2011	$54,627	$11,517	$(20,970)	$11,637	$56,811
2010	55,598	10,953	(38,564)	26,640	54,627
2009	64,146	15,000	(29,890)	6,342	55,598

(1)	“Other” primarily includes recoveries, dispositions and the effect of fluctuations in foreign currency.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2011.

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

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 23, 2011
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer, Director (principal financial officer)	March 23, 2011
Jeffery P. Howells

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	March 23, 2011
Joseph B. Trepani

/S/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 23, 2011
Steven A. Raymund

/S/ CHARLES E. ADAIR	Director	March 23, 2011
Charles E. Adair

/S/ MAXIMILIAN ARDELT	Director	March 23, 2011
Maximilian Ardelt

/S/ HARRY J. HARCZAK, JR.	Director	March 23, 2011
Harry J. Harczak, Jr.

/S/ KATHLEEN MISUNAS	Director	March 23, 2011
Kathleen Misunas

/S/ THOMAS I. MORGAN	Director	March 23, 2011
Thomas I. Morgan

Signature	Title	Date

/S/ SAVIO W. TUNG	Director	March 23, 2011
Savio W. Tung

/S/ DAVID M. UPTON	Director	March 23, 2011
David M. Upton