Form 10-Q
period 2011-04-30
TECH DATA CORP
filed 2011-06-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2011
Common stock, par value $.0015 per share	46,408,423

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$807,554	$839,934
Accounts receivable, less allowance for doubtful accounts of $60,912 and $56,811	2,916,549	2,896,671
Inventories	2,271,537	2,205,394
Prepaid expenses and other assets	210,514	181,147

Total current assets	6,206,154	6,123,146
Property and equipment, net	95,955	94,315
Other assets, net	295,378	270,831

Total assets	$6,597,487	$6,488,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,211,201	$3,223,962
Accrued expenses and other liabilities	539,169	562,638
Revolving credit loans and current maturities of long-term debt, net	418,444	434,435

Total current liabilities	4,168,814	4,221,035
Long-term debt, less current maturities	64,889	60,076
Other long-term liabilities	69,368	68,754

Total liabilities	4,303,071	4,349,865

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2011 and January 31, 2011	89	89
Additional paid-in capital	762,873	768,757
Treasury stock, at cost 12,718,657 shares at April 30, 2011 and 12,517,538 shares at January 31, 2011	(486,330)	(466,635)
Retained earnings	1,502,072	1,453,371
Accumulated other comprehensive income	489,778	358,884

Equity attributable to shareholders of Tech Data Corporation	2,268,482	2,114,466
Noncontrolling interest	25,934	23,961

Total equity	2,294,416	2,138,427

Total liabilities and equity	$6,597,487	$6,488,292

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2011	2010
Net sales	$6,332,128	$5,621,055
Cost of products sold	5,998,666	5,328,252

Gross profit	333,462	292,803
Selling, general and administrative expenses	257,779	223,317

Operating income	75,683	69,486
Interest expense	8,641	6,588
Other expense (income), net	666	(276)

Income before income taxes	66,376	63,174
Provision for income taxes	17,656	17,530

Consolidated net income	48,720	45,644
Net income attributable to noncontrolling interest	(19)	(11)

Net income attributable to shareholders of Tech Data Corporation	$48,701	$45,633

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.04	$0.89

Diluted	$1.03	$0.88

Weighted average common shares outstanding:
Basic	46,673	51,492

Diluted	47,389	52,069

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$6,470,011	$5,688,095
Cash paid to vendors and employees	(6,473,305)	(5,846,220)
Interest paid, net	(3,146)	(1,401)
Income taxes paid	(7,779)	(3,034)

Net cash used in operating activities	(14,219)	(162,560)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,100)	(11,604)
Expenditures for property and equipment	(2,361)	(2,864)
Software and software development costs	(4,682)	(3,144)

Net cash used in investing activities	(8,143)	(17,612)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	27,467	945
Cash paid for purchase of treasury stock	(51,288)	(5,595)
Net (repayments) borrowings on revolving credit loans	(23,439)	5,156
Principal payments on long-term debt	(125)	(115)
Excess tax benefit from stock-based compensation	1,701	983

Net cash (used in) provided by financing activities	(45,684)	1,374

Effect of exchange rate changes on cash and cash equivalents	35,666	(26,779)

Net decrease in cash and cash equivalents	(32,380)	(205,577)
Cash and cash equivalents at beginning of year	839,934	1,116,579

Cash and cash equivalents at end of period	$807,554	$911,002

Reconciliation of net income to net cash used in operating activities:
Net income attributable to shareholders of Tech Data Corporation	$48,701	$45,633
Net income attributable to noncontrolling interest	19	11

Consolidated net income	48,720	45,644
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	14,756	11,155
Provision for losses on accounts receivable	1,410	1,432
Stock-based compensation expense	2,467	2,449
Accretion of debt discount on convertible senior debentures	2,570	2,570
Excess tax benefits from stock-based compensation	(1,701)	(983)
Changes in operating assets and liabilities:
Accounts receivable	128,644	66,698
Inventories	39,617	(100,805)
Prepaid expenses and other assets	(18,898)	(18,125)
Accounts payable	(162,178)	(161,609)
Accrued expenses and other liabilities	(69,626)	(10,986)

Total adjustments	(62,939)	(208,204)

Net cash used in operating activities	$(14,219)	$(162,560)

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S.GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2011 and its results of operations and cash flows for the three months ended April 30, 2011 and 2010.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three months ended April 30, 2011 and 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” Comprehensive income (loss) attributable to the shareholders of the Company for the three months ended April 30, 2011 and 2010 is as follows:

	Three months ended April 30,
	2011	2010
	(In thousands)
Comprehensive income (loss):
Consolidated net income	$48,720	$45,644
Change in consolidated cumulative translation adjustments (“CTA”)(1)	132,848	(60,065)

Total comprehensive income (loss)	181,568	(14,421)
Less—comprehensive income (loss) attributable to noncontrolling interest	1,973	(239)

Comprehensive income (loss) attributable to shareholders of Tech Data Corporation	$179,595	$(14,182)

(1)	There was no income tax effect related to the change in consolidated CTA for the three months ended April 30, 2011 or 2010.

Comprehensive income (loss) attributable to shareholders of the Company increased during the quarter ended April 30, 2011 as compared to the same period of the prior fiscal year primarily as a result of the strengthening of most currencies in which the Company operates in comparison to the U.S. dollar.

Recently Adopted Accounting Standards

In October 2009, the FASB issued an accounting standard requiring an entity to allocate revenue arrangement consideration at the inception of a multiple-deliverable revenue arrangement to all of its deliverables based on their relative selling prices. This accounting is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company has adopted this standard effective February 1, 2011, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company has adopted this standard effective February 1, 2011, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard is effective for the Company beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

	Three months ended April 30,
	2011			2010
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$48,701	46,673	$1.04	$45,633	51,492	$0.89

Effect of dilutive securities:
Equity-based awards	0	716		0	577

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$48,701	47,389	$1.03	$45,633	52,069	$0.88

At April 30, 2011 and 2010, there were 3,500 and 635,540 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either April 30, 2011 or 2010 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Debt).

NOTE 3 — DEBT

	April 30, 2011	January 31, 2011
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(6,424)	(8,993)

Convertible senior debentures, net	343,576	341,007
Capital leases	7,796	7,325
Loan payable to Brightstar Corporation, interest at LIBOR plus 4.0% payable annually, due September 2015	16,457	15,203
Interest-free revolving credit loan payable to Brightstar Corporation	41,181	38,045
Other committed and uncommitted revolving credit facilities, average interest rate of 5.70% and 3.27% at April 30, 2011 and January 31, 2011, expiring on various dates through fiscal 2012	74,323	92,931

	483,333	494,511
Less—current maturities (included as “Revolving credit loans and current portion of long-term debt, net”)	(418,444)	(434,435)

Total Long-term debt	$64,889	$60,076

Convertible Senior Debentures

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. The convertible senior debentures are convertible into the Company’s common stock and cash, any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase obligation, the Company has classified the convertible senior debentures as current debt on the Company’s Consolidated Balance Sheet at both April 30, 2011 and January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s foreign subsidiaries.

In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during both of the quarters ended April 30, 2011 and 2010, the Company has recorded contractual interest expense of $2.4 million and non-cash interest expense of $2.5 million, respectively, related to the $350 million convertible senior debentures. At April 30, 2011, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $6.4 million unamortized debt discount has a remaining amortization period of approximately eight months assuming redemption of the debentures at the first repurchase date in December 2011.

Loans Payable to Brightstar Corporation

In October 2010, Brightstar Corporation (“Brightstar”) entered into an agreement to loan Brightstar Europe Limited (“BEL”), a joint venture between the Company and Brightstar, its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1.

The Company also has an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan is classified as long-term debt within the Company’s Consolidated Balance Sheet at April 30, 2011 and January 31, 2011.

Other Credit Facilities

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million. Under this program, which was renewed in October 2010, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $606.5 million and $549.8 million at April 30, 2011 and January 31, 2011, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. In addition, the Company is required to pay a commitment fee of .45% per annum on the unused portion of the Receivables Securitization Program. There are no amounts outstanding under this program at either April 30, 2011 or January 31, 2011.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2012, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of seven to 180 days under various interest rate options. In addition, the Company is required to pay a commitment fee of .125% per annum on the unused portion of the Multi-currency Revolving Credit Facility. There are no amounts outstanding under this facility at either April 30, 2011 or January 31, 2011.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $626.0 million at April 30, 2011 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings under the facilities, was approximately $1.0 billion, of which $74.3 million was outstanding at April 30, 2011. The Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2011, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At April 30, 2011, the Company had also issued standby letters of credit of $83.9 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce the Company’s available capacity under the above-mentioned facilities by the same amount.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 26.6% in the first quarter of fiscal 2012 and 27.7% in the first quarter of fiscal 2011. The decrease in the effective rate for the first quarter of fiscal 2012 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the three months ended April 30, 2011 and 2010, the Company recorded $2.5 million and $2.4 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At April 30, 2011, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.3 million shares remain available for future grant at April 30, 2011. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the three months ended April 30, 2011 is as follows:

Shares
Outstanding at January 31, 2011	2,881,356
Granted	12,882
Exercised	(1,006,502)
Canceled	(8,972)

Outstanding at April 30, 2011	1,878,764

A summary of the activity of the Company’s restricted stock activity for the three months ended April 30, 2011 is as follows:

Shares
Outstanding at January 31, 2011	543,841
Granted	241,888
Vested	(140,825)
Canceled	(8,262)

Outstanding at April 30, 2011	636,642

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note 6 - Shareholders’ Equity).

NOTE 6 — SHAREHOLDERS’ EQUITY

In March 2011, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock. The Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans.

The Company’s common share repurchase and issuance activity for the three months ended April 30, 2011 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2011	12,517,538	$37.28
Shares of common stock repurchased under share repurchase program	1,032,316	49.68
Shares of treasury stock reissued	(831,197)

Treasury stock held at April 30, 2011	12,718,657	38.24

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at April 30, 2011 and 2010 was an unrealized gain of $7.3 million and $4.5 million, respectively, and an unrealized loss of $13.6 million and $1.0 million, respectively (see further discussion below in Note 8 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $380.7 million at April 30, 2011, based upon quoted market information (level 1 criteria).

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

NOTE 8 — DERIVATIVE INSTRUMENTS

In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates resulting from the Company’s international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts to hedge both intercompany and third party loans, accounts receivable, and accounts payable. These derivatives are not designated as hedging instruments.

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, of which the majority is included as a component of “cost of products sold”, was a net foreign currency exchange loss of $6.9 million and $6.3 million, respectively, for the three months ended April 30, 2011 and 2010. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value of Financial Instruments.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled $66.7 million and $62.1 million, respectively, of which approximately $45.6 million and $43.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments will not be material to the Company’s consolidated financial position; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately 53.6 million Brazilian reais (approximately $34.1 million) as of April 30, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position; however, it could be material to the Company’s operating results for any particular period, depending on the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 10 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company reports stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies. Financial information by geographic segment is as follows:

	Three months ended April 30,
	2011	2010
	(In thousands)
Net sales to unaffiliated customers:
Americas	$2,615,805	$2,462,713
Europe	3,716,323	3,158,342

Total	$6,332,128	$5,621,055

Operating income:
Americas	$47,873	$44,290
Europe	30,277	27,645
Stock-based compensation expense	(2,467)	(2,449)

Total	$75,683	$69,486

Depreciation and amortization:
Americas	$3,916	$4,045
Europe	10,840	7,110

Total	$14,756	$11,155

	Three months ended April 30,
	2011	2010
	(In thousands)
Capital expenditures:
Americas	$3,268	$2,926
Europe	3,775	3,082

Total	$7,043	$6,008

Identifiable assets:
Americas	$2,161,563	$2,061,832
Europe	4,435,924	3,545,325

Total	$6,597,487	$5,607,157

Goodwill and acquisition-related intangible assets, net(1):
Americas	$2,966	$2,966
Europe	127,500	39,175

Total	$130,466	$42,141

(1)	The increase in the goodwill and acquisition-related intangible assets, net, at April 30, 2011, is the result of several European acquisitions completed during fiscal 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended January 31, 2011, for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	global economic downturn and political instability

•	increased competition

•	narrow margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of policy changes

•	labor strikes

•	risk of declines in inventory value

•	decreased product availability

•	changes to vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	international operations

•	changes in income tax and other regulatory legislation

•	potential adverse effects of litigation

•	changes in accounting rules

•	volatility of Tech Data’s common stock price

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

The Company’s financial objectives are to grow sales at or above the market rate of growth, gain share in select markets, improve profitability and generate return on invested capital above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

The fundamental element of our strategy is superior execution. Our superior execution is focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand, develop markets and cost efficiencies for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2011, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 17%.

In addition to focusing on superior execution, we continue to diversify and realign our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business is, and will continue to be, our core business. However, as technology advances, our business model and value-added offerings will evolve to ensure our vendors have an efficient distribution channel for their products and our customers have a broad array of solutions to sell.

In both Europe and the Americas we are continuing to expand our product portfolio to include leading technologies surrounding data center, mobility, consumer electronics and software. In addition, we have continued to invest in our integrated supply chain offerings designed to provide innovative third party logistics and other services to our business partners. Our evolving product, customer and geographic portfolios have played a key role in delivering balanced operating results and are important factors in achieving our long-term profitability goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

In support of our diversification strategy, in April 2011, we executed an agreement with Brightstar Corporation to establish a U.S. joint venture to capitalize on the mobility market in small and medium size businesses (“SMB”). The joint venture will assist our reseller customers in providing SMB end users with wireless activation and renewal processes, along with a wide array of products and services including data services, software, hardware, technical support and billing management.

The final tenet of our strategy, which has contributed to our improved performance, is innovation. Our IT systems and e-business tools and programs have provided our business with flexibility to effectively navigate through changes in market conditions, structural changes in the technology industry and changes created by the technology we sell.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, improved profitability, strong earnings per share growth, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We will also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Income Taxes

We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative evidence and a variety of factors, including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income, and prudent and feasible tax planning strategies. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2011 and 2010:

	Three months ended April 30, 2011		Three months ended April 30, 2010
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,615,805	41.3%	$2,462,713	43.8%
Europe	3,716,323	58.7%	3,158,342	56.2%

Worldwide	$6,332,128	100.0%	$5,621,055	100.0%

			Three months ended April 30,
			2011	2010
Year-over-year increase in net sales (%):
Americas			6.2%	11.5%
Europe (US$)			17.7%	13.5%
Europe (euro)			13.5%	9.0%
Worldwide			12.7%	12.6%

	Three months ended April 30, 2011		Three months ended April 30, 2010
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$47,873	1.83%	$44,290	1.80%
Europe	30,277	0.81%	27,645	0.88%
Stock-based compensation expense	(2,467)	(0.04)%	(2,449)	(0.04)%

Worldwide	$75,683	1.20%	$69,486	1.24%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company approximated 26% of our net sales over the past four fiscal quarters. There were no other vendors or any customers that exceeded 10% of our consolidated net sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2011 and 2010, as follows:

	Three months ended April 30,
	2011	2010
Net sales	100.00%	100.00%
Cost of products sold	94.73	94.79

Gross profit	5.27	5.21
Selling, general and administrative expenses	4.07	3.97

Operating income	1.20	1.24
Interest expense	.14	.12
Other expense (income), net	.01	0

Income before income taxes	1.05	1.12
Provision for income taxes	.28	.31

Consolidated net income	.77	.81
Net income attributable to noncontrolling interest	0	0

Net income attributable to shareholders of Tech Data Corporation	.77%	.81%

Three months ended April 30, 2011 and 2010

Net Sales

Our consolidated net sales were $6.3 billion in the first quarter of fiscal 2012, an increase of 12.7% when compared to the first quarter of fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. On a regional basis, during the first quarter of fiscal 2012, net sales in the Americas increased by 6.2% when compared to the first quarter of fiscal 2011 and increased by 17.7% in Europe (an increase of 13.5% on a euro basis). The increase in net sales in both the Americas and Europe during the first quarter of fiscal 2012 was primarily attributable to overall stronger demand for technology products in both regions compared to the same period of the prior year. In addition, approximately one-half of the increase in net sales in Europe (on a euro basis) can be attributed to our fiscal 2011 acquisitions. During the first quarter of fiscal 2012, we also experienced areas of softness in European demand within the consumer market and certain geographies experiencing weak economic environments, such as Spain and the Czech Republic. However, these areas of softness were largely offset by strong performance in other European markets.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the first quarter of fiscal 2012 was 5.27%, an increase of six basis points over the 5.21% gross margin in the first quarter of fiscal 2011. Our solid sales execution, disciplined approach to managing our customer and vendor portfolios and effective execution of our pricing and freight management practices were the primary factors in our gross margin performance, along with the impact of the acquisitions of the mobility and consumer electronics businesses in the third quarter of fiscal 2011, which typically generate higher gross margins.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales increased to 4.07% for the first quarter of fiscal 2012, compared to 3.97% in the first quarter of fiscal 2011. The increase in SG&A as a percentage of net sales in the first quarter of fiscal 2012 compared to the same period of the prior year is primarily attributable to the impact of the acquisitions of the mobility and consumer electronics businesses in the third quarter of fiscal 2011, which typically have higher operating expenses as a percentage of net sales, particularly in the first semester of the fiscal year.

In absolute dollars, SG&A increased by $34.5 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The year-over-year increase in SG&A is primarily attributable to operating expenses related to acquisitions made in the prior fiscal year, as discussed above, and the strengthening of certain foreign currencies against the U.S. dollar year-over-year.

Interest Expense

Interest expense increased 31.2% to $8.6 million in the first quarter of fiscal 2012 compared to $6.6 million in the first quarter of the prior year. The increase in interest expense for the first quarter of fiscal 2012 is primarily attributable to an increase in the average outstanding debt balances as compared to the same period of the prior year.

Interest expense in both the three months ended April 30, 2011 and 2010, includes non-cash interest expense of $2.5 million related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange (losses) gains on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, approximated $0.7 million of expense in the first quarter of fiscal 2012 compared to $0.3 million of income in the first quarter of the prior year. The change in other expense (income), net, during the first quarter of fiscal 2012 compared to the same period of the prior year is primarily attributable to a decrease in interest income, resulting from a decrease in the average short-term cash investment balances, a greater discount expense on the sale of accounts receivable, and an increase in the premiums associated with foreign currency forward contracts compared to the same period of the prior year.

Provision for Income Taxes

Our effective tax rate was 26.6% in the first quarter of fiscal 2012 and 27.7% in the first quarter of fiscal 2011. The decrease in the effective rate for the first quarter of fiscal 2012 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes increased 0.7% to $17.7 million for the first quarter of fiscal 2012 compared to $17.5 million in the same period of fiscal 2011. The increase in the provision for income taxes in the first quarter of fiscal 2012 was primarily due to an increase in taxable earnings in certain countries in which we operate compared to the same period of fiscal 2011.

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

Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or we are required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest for both the first quarter of fiscal 2012 and 2011 was less than $0.1 million. The net income attributable to noncontrolling interest represents Brightstar Corporation’s share of the results of operations of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar Corporation, as the joint venture is a consolidated subsidiary in our financial statements.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2011 and 2010:

	Three months ended April 30,
	2011	2010
	(In thousands)
Net cash flow (used in) provided by:
Operating activities	$(14,219)	$(162,560)
Investing activities	(8,143)	(17,612)
Financing activities	(45,684)	1,374
Effect of exchange rate changes on cash and cash equivalents	35,666	(26,779)

Net decrease in cash and cash equivalents	$(32,380)	$(205,577)

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

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis and our reported financial results reflect that cash conversion cycle at the balance sheet date.

The following table presents the components of our cash conversion cycle, in days, as of April 30, 2011 and 2010:

	Three months ended April 30,
	2011	2010
Days of sales outstanding	42	40
Days of supply in inventory	35	30
Days of purchases outstanding	(49)	(44)

Cash conversion cycle (days)	28	26

Net cash used in operating activities was $14.2 million for the first quarter of fiscal 2012 compared to $162.6 million of cash used in operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first quarter of fiscal 2012 compared to the same period of the prior year can be attributed primarily to i) the timing of cash receipts from our customers and payments to our vendors and ii) additional working capital requirements due to the stronger net sales performance during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. While the slowdown in demand within certain markets in Europe, as discussed above, contributed to higher than expected days of supply in inventory, this was effectively mitigated by an increase in days of purchases outstanding. Our increasing diversification into consumer markets, which typically has a longer cash conversion cycle, also contributed to our cash days performance during the first quarter of fiscal 2012. Our cash conversion cycle of 28 days as of April 30, 2011, while on the higher side, remains within our acceptable range.

Net cash used in investing activities of $8.1 million during the first three months of fiscal 2012 is the result of $1.1 million of cash used for our equity investment in a joint venture in the Americas and $7.0 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $44.0 million during fiscal 2012 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $45.7 million during the first three months of fiscal 2012 includes $51.3 million of cash used in the repurchase of 1,032,316 shares of our common stock under our share repurchase program and $23.6 million of net repayments on our revolving credit lines and long-term debt, partially offset by $27.5 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance

Our debt to capital ratio was 17% at April 30, 2011. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions worldwide. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions globally which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Capital and credit market conditions, changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. We will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on our business. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. At April 30, 2011 we were in compliance with financial ratio covenants contained within our credit facilities.

Convertible Senior Debentures

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. The convertible senior debentures are convertible into our common stock and cash any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase right, the Company has classified the convertible senior debentures as short term debt on our Consolidated Balance Sheet at both April 30, 2011 and January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Loans Payable to Brightstar Corporation

As of April 30, 2011, we have two loans payable to our joint venture partner, Brightstar Corporation (“Brightstar”). The first loan was executed in October 2010, when Brightstar entered into an agreement to loan Brightstar Europe Limited joint venture (“BEL”) its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”) (see Note 3 of Notes to Consolidated Financial Statements). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at April 30, 2011 totaled $16.5 million. The second loan is an interest-free revolving credit loan issued in connection with BEL’s operations (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at April 30, 2011 totaled $41.2 million.

Other Credit Facilities

As of April 30, 2011, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $150.0 million, which expires in October 2011. We pay interest on the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2011. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. There were no amounts outstanding under the Multi-currency Revolving Credit Facility at April 30, 2011. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $626.0 million at April 30, 2011 to support our operations.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings allowable under the facility agreements, was approximately $1.0 billion, of which $74.3 million was outstanding at April 30, 2011. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At April 30, 2011, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. At April 30, 2011, we had also issued standby letters of credit of $83.9 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce our available capacity under the above-mentioned facilities by the same amount.

Share Repurchase Programs

In early March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through April 30, 2011, we repurchased 1,032,316 shares at an average of $49.68 per share, for a total cost, including expenses, of $51.3 million under this share repurchase program. On June 1, 2011, our Board of Directors authorized a $100.0 million increase to the share repurchase program announced in March 2011. Under our share repurchase program, the number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $3.9 million at April 30, 2011. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of April 30, 2011, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled approximately $66.7 million and $62.1 million, respectively, of which approximately $45.6 million and $43.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. No material changes have occurred in our market risks since January 31, 2011.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Additional Information

As disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2011, on October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade Holding B.V. (“Triade”), a privately owned wholesale distributor of consumer electronics and information technology products based in the Netherlands with operations in Belgium, Denmark and Norway. In a related transaction, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corporation, also completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting as of January 31, 2011, excluded the internal controls of Triade and MCC. The Company is in the process of integrating the acquired businesses into the Company’s overall internal control over financial reporting processes.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments will not be material to the Company’s consolidated financial position; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately 53.6 million Brazilian reais (approximately $34.1 million) as of April 30, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this matter will not be material to the Company’s consolidated financial position, however, it could be material to the Company’s operating results for any particular period, depending on the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock. Through April 30, 2011, we repurchased 1,032,316 shares at an average of $49.68 per share, for a total cost, including expenses, of $51.3 million under this share repurchase program. On June 1, 2011, our Board of Directors authorized a $100.0 million increase to the share repurchase program announced in March 2011.

The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In conjunction with the share repurchase program discussed above, the Company executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2011:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
February 1 – February 28, 2011	0	$0	0
March 1 – March 31, 2011	773,174	$49.15	773,174
April 1 – April 30, 2011	259,142	$51.27	259,142

Total	1,032,316	$49.68	1,032,316	$48,712,000

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Tech Data Corporation (the “Company”) held its Annual Meeting of Shareholders on June 1, 2011. The following matters set forth in our Proxy Statement dated April 21, 2011, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The nominees listed below were elected directors, all with terms to expire in 2014, with the respective votes set forth opposite their names:

	For	Against	Abstain	Broker non-votes

Robert M. Dutkowsky	40,672,404	457,184	3,618	1,518,679
Jeffery P. Howells	37,756,208	3,277,100	99,898	1,518,679
Savio W. Tung	40,793,009	336,383	3,814	1,518,679
David M. Upton	40,130,106	998,669	4,431	1,518,679

Directors Kathleen Misunas, Thomas I. Morgan, Steven A. Raymund, Charles E. Adair, Maximilian Ardelt and Harry J. Harczak, Jr. will continue in office for their respective terms.

2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for the fiscal year ending January 31, 2012.

For	Against	Abstain
41,846,693	801,284	3,908

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2011 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
39,329,959	1,165,493	637,754	1,518,679

4. The voting results on an advisory vote on the frequency of holding future advisory shareholder votes on named executive officer compensation are set forth below:

1 Year	2 Years	3 Years	Abstain
37,680,497	92,309	2,669,905	690,495

In light of these results, the Board of Directors has determined to hold an annual advisory vote on executive compensation. The Company is required to hold a vote on frequency every six years.

ITEM 6.	Exhibits

(a) Exhibits

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 31, 2011 and January 31, 2011, (ii) Consolidated Statement of Income for the Three Months Ended April 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the Three Months ended April 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements, tagged as block text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

    (Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chief Executive Officer; Director	June 1, 2011

/S/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 1, 2011

/S/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	June 1, 2011