Form 10-Q
period 2011-07-31
TECH DATA CORP
filed 2011-09-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2011
Common stock, par value $.0015 per share	43,403,221

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$905,138	$839,934
Accounts receivable, less allowance for doubtful accounts of $63,184 and $56,811	2,833,724	2,896,671
Inventories	1,878,911	2,205,394
Prepaid expenses and other assets	198,006	181,147

Total current assets	5,815,779	6,123,146
Property and equipment, net	91,242	94,315
Other assets, net	290,045	270,831

Total assets	$6,197,066	$6,488,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,985,230	$3,223,962
Accrued expenses and other liabilities	503,413	562,638
Revolving credit loans and current maturities of long-term debt, net	424,320	434,435

Total current liabilities	3,912,963	4,221,035
Long-term debt, less current maturities	62,810	60,076
Other long-term liabilities	65,315	68,754

Total liabilities	4,041,088	4,349,865

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2011 and January 31, 2011	89	89
Additional paid-in capital	763,025	768,757
Treasury stock, 15,842,364 and 12,517,538 shares at July 31, 2011 and January 31, 2011	(632,154)	(466,635)
Retained earnings	1,552,179	1,453,371
Accumulated other comprehensive income	446,029	358,884

Equity attributable to shareholders of Tech Data Corporation	2,129,168	2,114,466
Noncontrolling interest	26,810	23,961

Total equity	2,155,978	2,138,427

Total liabilities and equity	$6,197,066	$6,488,292

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Net sales	$6,449,461	$5,473,961	$12,781,589	$11,095,016
Cost of products sold	6,108,623	5,186,424	12,107,289	10,514,676

Gross profit	340,838	287,537	674,300	580,340
Selling, general and administrative expenses	262,063	221,779	519,842	445,096

Operating income	78,775	65,758	154,458	135,244
Interest expense	8,089	7,329	16,730	13,917
Other (income) expense, net	(212)	(94)	454	(370)

Income before income taxes	70,898	58,523	137,274	121,697
Provision for income taxes	19,142	17,691	36,798	35,221

Consolidated net income	51,756	40,832	100,476	86,476
Net (income) loss attributable to noncontrolling interest	(1,649)	23	(1,668)	12

Net income attributable to shareholders of Tech Data Corporation	$50,107	$40,855	$98,808	$86,488

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.11	$0.82	$2.14	$1.71

Diluted	$1.10	$0.82	$2.11	$1.70

Weighted average common shares outstanding:
Basic	45,097	49,612	46,129	50,537

Diluted	45,596	49,986	46,736	51,012

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$12,947,538	$11,269,978
Cash paid to vendors and employees	(12,643,518)	(11,199,882)
Interest paid, net	(9,824)	(7,706)
Income taxes paid	(44,062)	(28,918)

Net cash provided by operating activities	250,134	33,472

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,264)	(11,604)
Expenditures for property and equipment	(4,978)	(6,614)
Software and software development costs	(14,069)	(7,681)

Net cash used in investing activities	(22,311)	(25,899)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	28,468	1,191
Cash paid for purchase of treasury stock	(200,000)	(166,554)
Net (repayments) borrowings on revolving credit loans	(19,903)	10,265
Principal payments on long-term debt	(268)	(222)
Excess tax benefit from stock-based compensation	1,870	1,080

Net cash used in financing activities	(189,833)	(154,240)

Effect of exchange rate changes on cash and cash equivalents	27,214	(29,854)

Net increase (decrease) in cash and cash equivalents	65,204	(176,521)
Cash and cash equivalents at beginning of year	839,934	1,116,579

Cash and cash equivalents at end of period	$905,138	$940,058

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$98,808	$86,488
Net income (loss) attributable to noncontrolling interest	1,668	(12)

Consolidated net income	100,476	86,476
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	28,943	21,948
Provision for losses on accounts receivable	6,419	3,088
Stock-based compensation expense	5,182	5,109
Accretion of debt discount on convertible senior debentures	5,139	5,139
Excess tax benefits from stock-based compensation	(1,870)	(1,080)
Changes in operating assets and liabilities:
Accounts receivable	158,094	175,051
Inventories	394,669	(118,706)
Prepaid expenses and other assets	(22,053)	(16,293)
Accounts payable	(342,677)	(132,931)
Accrued expenses and other liabilities	(82,188)	5,671

Total adjustments	149,658	(53,004)

Net cash provided by operating activities	$250,134	$33,472

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. The Company serves as a strategic link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value added services. Tech Data’s customers include value added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. The Company is managed in two geographic segments: the Americas (including North America and South America) and Europe.

Principles of Consolidation

The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by the Company. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S.GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2011 and its results of operations and cash flows for the three and six months ended July 31, 2011 and 2010.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and six months ended July 31, 2011 and 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income (loss).” Comprehensive income (loss) attributable to the shareholders of the Company for the three and six months ended July 31, 2011 and 2010 is as follows:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income:
Consolidated net income	$51,756	$40,832	$100,476	$86,476
Change in consolidated cumulative translation adjustments (“CTA”) (1)	(44,522)	(16,424)	88,326	(76,489)

Total comprehensive income	7,234	24,408	188,802	9,987
Less—comprehensive income (loss) attributable to noncontrolling interest	876	(123)	2,849	(361)

Comprehensive income attributable to shareholders of Tech Data Corporation	$6,358	$24,531	$185,953	$10,348

(1)	There were no income tax effects related to the change in cumulative translation adjustments during either the three or six months ended July 31 2011 or 2010.

Comprehensive income attributable to shareholders of the Company increased significantly during the six months ended July 31, 2011 as compared to the same period of the prior fiscal year primarily as a result of the strengthening of most currencies in which the Company operates in comparison to the U.S. dollar during the period.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This accounting standard is effective for the Company beginning with the quarter ending April 30, 2011. The Company has adopted this standard for the quarter ended April 30, 2011, which had no impact on its consolidated financial position, results of operations or cash flows.

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

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance discussed above. This accounting standard is effective for revenue arrangements entered into or materially modified by the Company beginning February 1, 2011 with early adoption permitted. The Company has adopted this standard effective February 1, 2011, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued a new accounting standard related to the presentation of comprehensive income. This standard requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. This standard does not change the definitions of the components of net income and other comprehensive income, when an item must be reclassified from other comprehensive income to net income, or earnings per share, which is calculated using net income. The standard further defines the approach for reporting tax impacts of comprehensive income and disclosure of amounts reclassified from comprehensive income to net income. This standard is effective for fiscal years beginning after December 15, 2011, and must be applied retrospectively.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data Corporation by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 5 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The computation of basic and diluted EPS is as follows:

	Three months ended July 31,
	2011			2010
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$50,107	45,097	$1.11	$40,855	49,612	$0.82

Effect of dilutive securities:
Equity-based awards		499			374

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$50,107	45,596	$1.10	$40,855	49,986	$0.82

	Six months ended July 31,
	2011			2010
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$98,808	46,129	$2.14	$86,488	50,537	$1.71

Effect of dilutive securities:
Equity-based awards		607			475

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$98,808	46,736	$2.11	$86,488	51,012	$1.70

At July 31, 2011 and 2010, there were 16,382 and 1,180,856 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either July 31, 2011 or 2010 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Debt).

NOTE 3 — DEBT

	July 31, 2011	January 31, 2011
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(3,854)	(8,993)

Convertible senior debentures, net	346,146	341,007
Capital leases	7,434	7,325
Loan payable to Brightstar Corporation, interest at LIBOR plus 4.0% payable annually, due September 2015	15,964	15,203
Interest-free revolving credit loan payable to Brightstar Corporation	39,947	38,045
Other committed and uncommitted revolving credit facilities, average interest rate of 8.60% and 3.27% at July 31, 2011 and January 31, 2011, expiring on various dates through fiscal 2012	77,639	92,931

	487,130	494,511
Less—current maturities (included as “revolving credit loans and current portion of long-term debt, net”)	(424,320)	(434,435)

Total long-term debt	$62,810	$60,076

Convertible Senior Debentures

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, the Company will pay contingent interest on the interest payment date for the applicable interest period if the market price of the debentures equals specified levels. The debentures are redeemable in whole or in part for cash at the Company’s option at any time on or after December 20, 2011. The convertible senior debentures are convertible into the Company’s common stock and cash, any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock or ii) if the Company calls the debentures for redemption or iii) upon occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into cash and shares of the Company’s common stock, if any, at a conversion rate of 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation and shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation. Holders have the option to require the Company to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase obligation, the Company has classified the convertible senior debentures as current debt on the Company’s Consolidated Balance Sheet at both July 31, 2011 and January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of the Company’s existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of the Company’s foreign subsidiaries.

In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the three and six months ended July 31, 2011 and 2010, the Company has recorded contractual interest expense of $2.4 million and $4.8 million, respectively, and non-cash interest expense of $2.5 million and $5.0 million, respectively, related to the $350 million convertible senior debentures. At July 31, 2011, the if-converted value of the convertible senior debentures did not exceed the principal balance and the $3.9 million unamortized debt discount has a remaining amortization period of approximately five months assuming redemption of the debentures at the first repurchase date in December 2011.

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

The Company also has an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan is classified as long-term debt within the Company’s Consolidated Balance Sheet at both July 31, 2011 and January 31, 2011.

Other Credit Facilities

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which was renewed in August 2011, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $636.6 million and $549.8 million at July 31, 2011 and January 31, 2011, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. In addition, the Company is required to pay a commitment fee of .35% per annum on the unused portion of the Receivables Securitization Program. There are no amounts outstanding under this program at either July 31, 2011 or January 31, 2011.

Under the terms of the Company’s Multi-currency Revolving Credit Facility with a syndicate of banks, the Company is able to borrow funds in major foreign currencies up to a maximum of $250.0 million. Under this facility, which expires in March 2012, the Company has provided either a pledge of stock or a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under this facility at the applicable LIBOR rate plus a margin based on the Company’s credit ratings. The Company can fix the interest rate for periods of seven to 180 days under various interest rate options. In addition, the Company is required to pay a commitment fee of .125% per annum on the unused portion of the Multi-currency Revolving Credit Facility. There are no amounts outstanding under this facility at either July 31, 2011 or January 31, 2011.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $604.0 million at July 31, 2011 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings under the facilities, was approximately $1.0 billion, of which $77.6 million was outstanding at July 31, 2011. The Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2011, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At July 31, 2011, the Company had also issued standby letters of credit of $81.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce the Company’s available capacity under the above-mentioned facilities by the same amount.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 27.0% in the second quarter of fiscal 2012 and 30.2% in the second quarter of fiscal 2011. The Company’s effective tax rate was 26.8% for the first semester of fiscal 2012 compared to 28.9% for the same period of the prior year. The decrease in the effective rate for the second quarter and first semester of fiscal 2012 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the six months ended July 31, 2011 and 2010, the Company recorded $5.2 million and $5.1 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At July 31, 2011, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.2 million shares remain available for future grant at July 31, 2011. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the six months ended July 31, 2011 is as follows:

Shares
Outstanding at January 31, 2011	2,881,356
Granted	12,882
Exercised	(1,033,118)
Canceled	(17,774)

Outstanding at July 31, 2011	1,843,346

A summary of the activity of the Company’s restricted stock activity for the six months ended July 31, 2011 is as follows:

Shares
Outstanding at January 31, 2011	543,841
Granted	263,614
Vested	(203,024)
Canceled	(23,300)

Outstanding at July 31, 2011	581,131

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note 6 - Shareholders’ Equity).

NOTE 6 — SHAREHOLDERS’ EQUITY

In March 2011, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200.0 million during the first semester of fiscal 2012. The Company completed the $200.0 million share repurchase program during the first semester of fiscal 2012. The Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and employee benefit plans.

The Company’s common share repurchases and issuance activity for the six months ended July 31, 2011 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2011	12,517,538	$37.28
Shares of common stock repurchased under share repurchase program	4,229,179	47.29
Shares of treasury stock reissued	(904,353)	38.13

Treasury stock held at July 31, 2011	15,842,364	39.90

In August 2011, the Company’s Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock.

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at July 31, 2011 and 2010 was an unrealized gain of $5.5 million and $4.7 million, respectively, and an unrealized loss of $13.6 million and $12.4 million, respectively (see further discussion below in Note 8 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $358.3 million at July 31, 2011, based upon quoted market information (level 1 criteria).

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

The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in gross profit would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility, as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit may not be realized until the related inventory is sold.

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, of which the majority is included as a component of “cost of products sold”, was a net foreign currency exchange loss of $4.1 million and $2.7 million for the quarters ended July 31, 2011 and 2010, respectively, and a net foreign currency exchange loss of $11.4 million and $3.7 million for the six months ended July 31, 2011 and 2010, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value of Financial Instruments.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled approximately $65.5 million and $62.1 million, respectively, of which approximately $40.6 million and $43.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $35.1 million as of July 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending on the level of income for such period.

In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Due to the complex nature of the Brazilian tax system, the Company is unable to determine the likelihood of these examinations resulting in assessments. Such assessments cannot be reasonably estimated at this time, but could be material to the Company’s consolidated results of operations for any particular period, depending on the level of income for such period. However, the Company believes such assessments, if they were to occur, would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,697,655	$2,598,618	$5,313,460	$5,061,331
Europe	3,751,806	2,875,343	7,468,129	6,033,685

Total	$6,449,461	$5,473,961	$12,781,589	$11,095,016

Operating income:
Americas	$47,635	$44,580	$95,508	$88,870
Europe	33,855	23,838	64,132	51,483
Stock-based compensation expense	(2,715)	(2,660)	(5,182)	(5,109)

Total	$78,775	$65,758	$154,458	$135,244

Depreciation and amortization:
Americas	$3,853	$4,150	$7,769	$8,195
Europe	10,334	6,643	21,174	13,753

Total	$14,187	$10,793	$28,943	$21,948

Capital expenditures:
Americas	$7,987	$5,176	$11,255	$8,102
Europe	4,017	3,111	7,792	6,193

Total	$12,004	$8,287	$19,047	$14,295

Identifiable assets:
Americas	$2,411,392	$2,022,645	$2,411,392	$2,022,645
Europe	3,785,674	3,473,485	3,785,674	3,473,485

Total	$6,197,066	$5,496,130	$6,197,066	$5,496,130

Goodwill and acquisition-related intangible assets, net(1):
Americas	$2,966	$2,966	$2,966	$2,966
Europe	122,617	37,930	122,617	37,930

Total	$125,583	$40,896	$125,583	$40,896

(1)	The increase in the goodwill and acquisition-related intangible assets, net, at July 31, 2011, is the result of the European acquisitions completed during the second semester of fiscal 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors that could cause actual results to differ materially include the following:

•	global economic downturn and political instability

•	increased competition

•	narrow margins

•	dependence on information systems

•	acquisitions and dispositions

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of policy changes

•	labor strikes

•	risk of declines in inventory value

•	decreased product availability

•	changes to vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	international operations

•	changes in income tax and other regulatory legislation

•	potential adverse effects of litigation or regulatory enforcement actions

•	changes in accounting rules

•	volatility of Tech Data’s common stock price

Overview

Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. We serve as a strategic link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value added services. Our customers include value added resellers (“VARs”) direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas (including North America and South America) and Europe.

The Company’s financial objectives are to grow sales at or above the market rate of growth for technology products, gain share in select markets, improve profitability and generate return on invested capital above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

The fundamental element of our strategy is superior execution. Our superior execution is focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand, develop markets and provides supply chain efficiencies for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2011, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 18%.

In addition to focusing on superior execution, we continue to diversify and realign our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business, comprised primarily of personal computer systems, peripheral products, supplies and other similar products, continues to be a significant percentage of our revenue. However, as technology has advanced, our business model and value-added offerings have evolved to ensure our vendors have an efficient distribution channel for their products and our customers have a broad array of solutions to sell. We have responded to these technology advances with investments in specialty areas focusing on the data center, mobility, consumer electronics and software, all of which are now contributing significantly to our financial results. We continue to invest in our integrated supply chain offerings designed to provide innovative third party logistics and other services to our business partners. Our evolving product, customer and geographic portfolios have played a key role in delivering balanced operating results and are important factors in achieving our long-term profitability goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

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

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate through changes in market conditions, structural changes in the technology industry and changes created by the technology we sell. One of our most recent innovations is our StreamOne Solutions Store. The StreamOne Solutions Store will provide independent software vendors and cloud providers with a platform to market software-as-a-service and other products to more than 60,000 value-added resellers in the United States, thereby opening up a previously unavailable route to market for these independent software vendors and cloud providers.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, select market share gains, improved profitability, strong earnings per share growth, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We will also continue to evaluate targeted strategic investments across our operations in IT enhancements and new business opportunities.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments; therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2011 and 2010:

	Three months ended July 31, 2011		Three months ended July 31, 2010
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,697,655	41.8%	$2,598,618	47.5%
Europe	3,751,806	58.2%	2,875,343	52.5%

Worldwide	$6,449,461	100.0%	$5,473,961	100.0%

	Six months ended July 31, 2011		Six months ended July 31, 2010
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$5,313,460	41.6%	$5,061,331	45.6%
Europe	7,468,129	58.4%	6,033,685	54.4%

Worldwide	$12,781,589	100.0%	$11,095,016	100.0%

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Year-over-year increase in net sales (%):
Americas	3.8%	8.4%	5.0%	9.9%
Europe (US$)	30.5%	3.2%	23.8%	8.4%
Europe (euro)	13.8%	15.0%	13.6%	11.9%
Worldwide	17.8%	5.6%	15.2%	9.0%

	Three months ended July 31, 2011		Three months ended July 31, 2010
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$47,635	1.77%	$44,580	1.72%
Europe	33,855	0.90%	23,838	0.83%
Stock-based compensation expense	(2,715)	(0.04)%	(2,660)	(0.05)%

Worldwide	$78,775	1.22%	$65,758	1.20%

	Six months ended July 31, 2011		Six months ended July 31, 2010
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$95,508	1.80%	$88,870	1.76%
Europe	64,132	0.86%	51,483	0.85%
Stock-based compensation expense	(5,182)	(0.04)%	(5,109)	(0.05)%

Worldwide	$154,458	1.21%	$135,244	1.22%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company approximated 26% of our net sales over the past four fiscal quarters. There were no other vendors or customers which exceeded 10% of our consolidated net sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and six months ended July 31, 2011 and 2010, as follows:

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.72	94.75	94.72	94.77

Gross profit	5.28	5.25	5.28	5.23
Selling, general and administrative expenses	4.06	4.05	4.07	4.01

Operating income	1.22	1.20	1.21	1.22
Interest expense	.13	.13	.13	.13
Other (income) expense, net	(.01)	0	(.01)	(.01)

Income before income taxes	1.10	1.07	1.07	1.10
Provision for income taxes	.30	.32	.29	.32

Consolidated net income	.80	.75	.78	.78
Net (income) loss attributable to noncontrolling interest	(.02)	0	(.01)	0

Net income attributable to shareholders of Tech Data Corporation	.78%	.75%	.77%	.78%

Three and six months ended July 31, 2011 and 2010

Net Sales

Our consolidated net sales were $6.4 billion in the second quarter of fiscal 2012, an increase of 17.8% when compared to the second quarter of fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately nine percentage points. On a regional basis, during the second quarter of fiscal 2012, net sales in the Americas increased by 3.8% when compared to the second quarter of fiscal 2011 and increased by 30.5% in Europe (an increase of 13.8% on a euro basis). On a year-to-date basis, net sales were $12.8 billion during the first semester of fiscal 2012, an increase of 15.2% when compared to the first semester of fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately six percentage points.

The increase in net sales in the Americas during the second quarter and first semester of fiscal 2012 was primarily attributable to stronger demand for technology products in the region compared to the same periods of the prior year. The increase in net sales in Europe (on a euro basis) was primarily attributable to our acquisitions of Triade’s mobility, consumer electronics and IT distribution businesses in October 2010 and stronger demand for technology products in the region compared to the same periods of the prior year. During the second quarter and first semester of fiscal 2012, we did experience areas of softness in European demand within the consumer market and certain geographies experiencing weak economic environments, such as Spain, Portugal and the Czech Republic. However, these areas of softness were largely offset by strong performance in other European markets, such as Germany, U.K., Denmark and Norway.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) increased slightly to 5.28% during the second quarter of fiscal 2012 compared to 5.25% in the second quarter of fiscal 2011. On a year-to-date basis, gross margin increased to 5.28% for the first semester of fiscal 2011 compared to 5.23% in the comparable period of the prior fiscal year. Our gross margin performance in both the second quarter and first semester of fiscal 2012 reflects our product diversification efforts, disciplined approach to managing our customer and vendor portfolios and effective execution of our pricing and freight management practices.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales remained relatively stable at 4.06% for the second quarter of fiscal 2012, compared to 4.05% in the second quarter of fiscal 2011. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.07% compared to 4.01% in the comparable semester of the prior fiscal year. SG&A as a percentage of net sales in the second quarter and first semester of fiscal 2012 compared to the same periods of the prior year is primarily attributable the impact of the acquisitions of the mobility and consumer electronics businesses in the third quarter of fiscal 2011, which typically have higher operating expenses as a percentage of net sales, particularly in the first semester of the fiscal year, as well increased costs to support our sales growth.

In absolute dollars, SG&A increased by $40.3 million to $262.1 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 and increased by $74.7 million to $519.8 million in the first semester of fiscal 2012 compared to the same period of the prior year. The year-over-year increase in SG&A is primarily attributable to the strengthening of certain foreign currencies against the U.S. dollar year-over-year, operating expenses related to acquisitions made in the prior fiscal year and increased costs to support our sales growth, as discussed above.

Interest Expense

Interest expense increased 10.4% to $8.1 million in the second quarter of fiscal 2012 compared to $7.3 million in the second quarter of the prior year. On a year-to-date basis, interest expense increased 20.2% to $16.7 million in the first semester of fiscal 2012 from $13.9 million in the first semester of the prior year. The increase in interest expense for the second quarter and first semester of fiscal 2012 is primarily attributable to higher average outstanding debt balances and higher interest rates as compared to the same periods of the prior year.

Interest expense for both of the three and six months ended July 31, 2011 and 2010, includes non-cash interest expense of $2.5 million and $5.0 million, respectively, related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, approximated $0.2 million of income in the second quarter of fiscal 2012 compared to $0.1 million of income in the second quarter of the prior year. On a year-to-date basis, other (income) expense, net, was $0.5 million of expense in the first semester of fiscal 2012 compared to $0.4 million of income in the first semester of the prior year. The change in other (income) expense, net, during both the second quarter and first semester of fiscal 2012 compared to the same periods of the prior year is primarily attributable to greater discount expense on the sale of accounts receivable and an increase in the premiums associated with foreign currency forward contracts compared to the same periods of the prior year.

Provision for Income Taxes

Our effective tax rate was 27.0% in the second quarter of fiscal 2012 and 30.2% in the second quarter of fiscal 2011. Our effective tax rate was 26.8% for the first semester of fiscal 2012 compared to 28.9% for the same period of the prior year. The decrease in the effective rate for both the second quarter and first semester of fiscal 2012 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes increased 8.2% to $19.1 million for the second quarter of fiscal 2012 compared to $17.7 million in the same period of fiscal 2011. On a year-to-date basis, the provision for income taxes increased 4.5% to $36.8 million compared to $35.2 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings in certain countries in which we operate compared to the same periods of fiscal 2011.

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

Net (Income) Loss Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the second quarter and first semester of fiscal 2012 was $1.6 million and $1.7 million, respectively, compared to a net loss attributable to noncontrolling interest of less than $0.1 million for the same periods of the prior fiscal year. The net (income) loss attributable to noncontrolling interest represents Brightstar Corporation’s share of the results of operations of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar Corporation, as the joint venture is a consolidated subsidiary in our financial statements.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2011 and 2010:

	Six months ended July 31,
	2011	2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$250,134	$33,472
Investing activities	(22,311)	(25,899)
Financing activities	(189,833)	(154,240)
Effect of exchange rate changes on cash and cash equivalents	27,214	(29,854)

Net increase (decrease) in cash and cash equivalents	$65,204	$(176,521)

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

The following table presents the components of our cash conversion cycle, in days, as of July 31, 2011 and 2010:

	As of July 31,
	2011	2010
Days of sales outstanding	40	39
Days of supply in inventory	28	31
Days of purchases outstanding	(44)	(45)

Cash conversion cycle (days)	24	25

Net cash provided by operating activities was $250.1 million for the first semester of fiscal 2012 compared to $33.5 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first semester of fiscal 2012 compared to the same period of the prior year can be attributed primarily to the solid execution in our European operations during the second quarter of fiscal 2012 resulting in a decrease in our working capital requirements during the period, and the timing of cash receipts from our customers and payments to our vendors during the first semester of fiscal 2012 compared to the first semester of fiscal 2011.

Net cash used in investing activities of $22.3 million during the first semester of fiscal 2012 is primarily the result of $19.0 million of cash used for expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $44.0 million during fiscal 2012 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $189.8 million during the first semester of fiscal 2012 includes $200.0 million of cash used for the repurchase of 4,229,179 shares of our common stock under our share repurchase program and $20.2 million of net repayments on our revolving credit lines and long-term debt, partially offset by $28.5 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance

Our debt to capital ratio was 18% at July 31, 2011. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions worldwide. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions globally which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Capital and credit market conditions, changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. We will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on our business. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. At July 31, 2011 we were in compliance with financial ratio covenants contained within our credit facilities.

Convertible Senior Debentures

In December 2006, we issued $350.0 million of convertible senior debentures due 2026. The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year. In addition, beginning with the period commencing on December 20, 2011 and ending on June 15, 2012 and for each six-month period thereafter, we will pay contingent interest on the interest payment date for the applicable interest period, if the market price of the debentures exceeds specified levels. The debentures are redeemable in whole or in part for cash at our option at any time on or after December 20, 2011. The convertible senior debentures are convertible into our common stock and cash any time after June 15, 2026, or i) if the market price of the common stock, as defined, exceeds 135% of the conversion price per share of common stock, or ii) if the Company calls the debentures for redemption, or iii) upon the occurrence of certain corporate transactions, as defined. Holders have the right to convert the debentures into 18.4310 shares per $1,000 principal amount of debentures, equivalent to a conversion price of approximately $54.26 per share. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation and shares of our common stock in respect of the remainder, if any, of our conversion obligation. Holders have the option to require us to repurchase the debentures in cash on any of the fifth, tenth or fifteenth anniversary dates from the issue date at 100% of the principal amount plus accrued interest to the repurchase date. As a result of this repurchase right, the Company has classified the convertible senior debentures as short term debt on our Consolidated Balance Sheet at both July 31, 2011 and January 31, 2011. The debentures are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The debentures are effectively subordinated to all of our existing and future secured debt and are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Loans Payable to Brightstar Corporation

As of July 31, 2011, we have two loans payable to our joint venture partner, Brightstar Corporation (“Brightstar”). The first loan is an interest-free revolving credit loan issued in connection with BEL’s operations (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at July 31, 2011 totaled $39.9 million. The second loan was executed in October 2010, when Brightstar entered into an agreement to loan Brightstar Europe Limited joint venture (“BEL”) its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”) (see Note 3 of Notes to Consolidated Financial Statements). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at July 31, 2011 totaled $16.0 million.

Other Credit Facilities

We maintain a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. This program was renewed in August 2011 and expires in August 2012. We pay interest on the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2011. Additionally, we maintained a $250.0 million Multi-currency Revolving Credit Facility with a syndicate of banks, which expires in March 2012. We pay interest under this facility at the applicable LIBOR rate plus a margin based on our credit ratings. There were no amounts outstanding under the Multi-currency Revolving Credit Facility at July 31, 2011. In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $604.0 million at July 31, 2011 to support our operations.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings allowable under the facility agreements was approximately $1.0 billion, of which $77.6 million was outstanding at July 31, 2011. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio, an interest to EBITDA (as defined per the credit agreements) ratio and a tangible net worth requirement. At July 31, 2011, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. At July 31, 2011, we had also issued standby letters of credit of $81.4 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit may reduce our available capacity under the above-mentioned facilities by the same amount.

Share Repurchase Programs

In March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200.0 million during the first semester of fiscal 2012. As of July 31, 2011, we have completed the $200.0 million share repurchase program through the repurchase of 4,229,179 shares at an average of $47.29 per share, for a total cost, including expenses, of $200.0 million under this program. Under our share repurchase program, the number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares we repurchase are held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

In August 2011, the Company’s Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock. In conjunction with this share repurchase program, the Company executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”), expiring in June 2013, with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $3.4 million at July 31, 2011. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of July 31, 2011, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled approximately $65.5 million and $62.1 million, respectively, of which approximately $40.6 million and $43.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $35.1 million as of July 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this matter will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending on the level of income for such period.

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

During the second quarter of fiscal 2012, the Company added the following to the risk factors referred to above in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011:

Potential Adverse Effects of Litigation or Regulatory Enforcement Actions

The Company cannot predict what losses we might incur in litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these matters. See Part I, Item 3, “Legal Proceedings,” in this Form 10-K for a discussion of our material legal matters.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200 million through the first semester of fiscal 2012. As of July 31, 2011, we have completed the $200.0 million share repurchases program through the repurchase of 4,229,179 shares at an average of $47.29 per share, for a total cost, including expenses, of $200.0 million under this program.

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

The following table presents information with respect to purchases of common stock by the Company under the share repurchase programs during the quarter ended July 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
May 1 – May 31, 2011	509,805	$47.85	509,805
June 1 – June 30, 2011	1,767,240	$45.70	1,767,240
July 1 – July 31, 2011	919,818	$47.36	919,818

Total	3,196,863	$46.52	3,196,863	$—

In August 2011, the Company’s Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock. In conjunction with this share repurchase program, the Company executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

10-BBi	First Amendment to the Third Amended and Restated Credit Agreement dated as of March 20, 2007

10-BBj	Amendment No. 16 to Transfer and Administration Agreement dated as of October 22, 2010

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of July 31, 2011 and January 31, 2011, (ii) Consolidated Statement of Income for the Three and Six Months Ended July 31, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the Six Months Ended July 31, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	August 30, 2011

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	August 30, 2011

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	August 30, 2011