Form 10-Q
period 2011-10-31
TECH DATA CORP
filed 2011-12-01
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2011
Common stock, par value $.0015 per share	41,271,012

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2011	January 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$899,666	$839,934
Accounts receivable, less allowance for doubtful accounts of $59,037 and $56,811	2,928,041	2,896,671
Inventories	1,961,299	2,205,394
Prepaid expenses and other assets	213,952	181,147

Total current assets	6,002,958	6,123,146
Property and equipment, net	88,092	94,315
Other assets, net	319,583	270,831

Total assets	$6,410,633	$6,488,292

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,295,867	$3,223,962
Accrued expenses and other liabilities	520,751	562,638
Revolving credit loans and current maturities of long-term debt, net	411,909	434,435

Total current liabilities	4,228,527	4,221,035
Long-term debt, less current maturities	61,223	60,076
Other long-term liabilities	76,864	68,754

Total liabilities	4,366,614	4,349,865

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2011 and January 31, 2011	89	89
Additional paid-in capital	765,525	768,757
Treasury stock, 17,968,073 and 12,517,538 shares at October 31, 2011 and January 31, 2011	(728,600)	(466,635)
Retained earnings	1,605,698	1,453,371
Accumulated other comprehensive income	371,643	358,884

Equity attributable to shareholders of Tech Data Corporation	2,014,355	2,114,466
Noncontrolling interest	29,664	23,961

Total equity	2,044,019	2,138,427

Total liabilities and equity	$6,410,633	$6,488,292

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Net sales	$6,593,983	$6,163,762	$19,375,572	$17,258,778
Cost of products sold	6,249,236	5,839,560	18,356,525	16,354,236

Gross profit	344,747	324,202	1,019,047	904,542
Selling, general and administrative expenses	255,178	243,230	775,020	688,326

Operating income	89,569	80,972	244,027	216,216
Interest expense	8,378	7,739	25,108	21,656
Other expense (income), net	428	122	882	(248)

Income before income taxes	80,763	73,111	218,037	194,808
Provision for income taxes	23,600	21,948	60,398	57,169

Consolidated net income	57,163	51,163	157,639	137,639
Net income attributable to noncontrolling interest	(3,644)	(705)	(5,312)	(693)

Net income attributable to shareholders of Tech Data Corporation	$53,519	$50,458	$152,327	$136,946

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.27	$1.08	$3.42	$2.78

Diluted	$1.26	$1.07	$3.37	$2.76

Weighted average common shares outstanding:
Basic	42,104	46,672	44,602	49,234

Diluted	42,554	47,069	45,157	49,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$19,369,881	$17,068,150
Cash paid to vendors and employees	(18,902,816)	(17,077,193)
Interest paid, net	(11,644)	(8,359)
Income taxes paid	(61,700)	(54,424)

Net cash provided by (used in) operating activities	393,721	(71,826)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(16,626)	(139,523)
Expenditures for property and equipment	(9,449)	(10,468)
Software and software development costs	(22,727)	(10,565)

Net cash used in investing activities	(48,802)	(160,556)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	31,768	1,477
Cash paid for purchase of treasury stock	(300,000)	(200,000)
Capital contributions and net borrowings from joint venture partner	460	27,555
Net (repayments) borrowings on revolving credit loans	(29,454)	(10,745)
Principal payments on long-term debt	(2,192)	(337)
Excess tax benefit from stock-based compensation	1,870	1,080

Net cash used in financing activities	(297,548)	(180,970)

Effect of exchange rate changes on cash and cash equivalents	12,361	3,314

Net increase (decrease) in cash and cash equivalents	59,732	(410,038)
Cash and cash equivalents at beginning of year	839,934	1,116,579

Cash and cash equivalents at end of period	$899,666	$706,541

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$152,327	$136,946
Net income attributable to noncontrolling interest	5,312	693

Consolidated net income	157,639	137,639
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,794	33,545
Provision for losses on accounts receivable	8,962	11,301
Stock-based compensation expense	7,969	7,395
Accretion of debt discount on convertible senior debentures	7,709	7,709
Excess tax benefits from stock-based compensation	(1,870)	(1,080)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,639)	(187,226)
Inventories	272,445	(303,208)
Prepaid expenses and other assets	(36,981)	(15,730)
Accounts payable	31,821	251,620
Accrued expenses and other liabilities	(89,128)	(13,791)

Total adjustments	236,082	(209,465)

Net cash provided by operating activities	$393,721	$(71,826)

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2011 and its results of operations and cash flows for the three and nine months ended October 31, 2011 and 2010.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that over one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2011 and 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2012.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive (loss) income.” Comprehensive (loss) income attributable to the shareholders of the Company for the three and nine months ended October 31, 2011 and 2010 is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
	(In thousands)
Comprehensive income:
Consolidated net income	$57,163	$51,163	$157,639	$137,639
Change in consolidated cumulative translation adjustments (“CTA”) (1)	(75,171)	90,980	13,211	14,840

Total comprehensive (loss) income	(18,008)	142,143	170,850	152,479
Less—comprehensive income attributable to noncontrolling interest	2,859	1,359	5,764	998

Comprehensive (loss) income attributable to shareholders of Tech Data	$(20,867)	$140,784	$165,086	$151,481

(1)	There were no income tax effects related to the change in cumulative translation adjustments during either the three or nine months ended October 31, 2011 or 2010.

Comprehensive (loss) income attributable to shareholders of the Company decreased significantly during the quarter ended October 31, 2011, as compared to the same period of the prior fiscal year primarily as a result of the weakening of most currencies in which the Company operates in comparison to the U.S. dollar during the quarter ended October 31, 2011, compared to the strengthening of the U.S. dollar during the same period of the prior year.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard is effective for the Company beginning February 1, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued a new accounting standard related to the presentation of comprehensive income. This standard requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. This standard does not change the definitions of the components of net income and other comprehensive income, when an item must be reclassified from other comprehensive income to net income, or earnings per share, which is calculated using net income. The standard further defines the approach for reporting tax impacts of comprehensive income and disclosure of amounts reclassified from comprehensive income to net income. This standard is effective for the Company beginning February 1, 2012, and is required to be applied retrospectively.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 5 – Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The computation of basic and diluted EPS is as follows:

	Three months ended October 31,
	2011			2010
	Net income attributable to Tech Data	Weighted average shares	Per share amount	Net income attributable to Tech Data	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data—basic	$53,519	42,104	$1.27	$50,458	46,672	$1.08

Effect of dilutive securities:
Equity-based awards		450			397

Net income per common share attributable to shareholders of Tech Data—diluted	$53,519	42,554	$1.26	$50,458	47,069	$1.07

	Nine months ended October 31,
	2011			2010
	Net income attributable to Tech Data	Weighted average shares	Per share amount	Net income attributable to Tech Data	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data—basic	$152,327	44,602	$3.42	$136,946	49,234	$2.78

Effect of dilutive securities:
Equity-based awards		555			450

Net income per common share attributable to shareholders of Tech Data—diluted	$152,327	45,157	$3.37	$136,946	49,684	$2.76

At October 31, 2011 and 2010, there were 35,181 and 1,144,042 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026. The dilutive impact of the $350.0 million convertible senior debentures does not impact earnings per share at either October 31, 2011 or 2010 as the conditions for the contingent conversion feature have not been met (see further discussion in Note 3 — Debt).

NOTE 3 — DEBT

	October 31, 2011	January 31, 2011
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$350,000	$350,000
Less—unamortized debt discount	(1,285)	(8,993)

Convertible senior debentures, net	348,715	341,007
Capital leases	7,080	7,325
Loan payable to Brightstar Corporation, interest at LIBOR plus 4.0% payable annually, due September 2015	15,940	15,203
Interest-free revolving credit loan payable to Brightstar Corporation	38,737	38,045
Other committed and uncommitted revolving credit facilities, average interest rate of 7.99% and 3.27% at October 31, 2011 and January 31, 2011, expiring on various dates through fiscal 2012	62,660	92,931

	473,132	494,511
Less—current maturities (included as “Revolving credit loans and current portion of long-term debt, net”)	(411,909)	(434,435)

Total long-term debt	$61,223	$60,076

Convertible Senior Debentures

In December 2006, the Company issued $350.0 million of convertible senior debentures due 2026 (“the debentures”). The debentures bear interest at 2.75% per year. The Company pays interest on the debentures on June 15 and December 15 of each year. In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company has accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the three and nine months ended October 31, 2011 and 2010, the Company has recorded contractual interest expense of $2.4 million and $7.2 million, respectively, and non-cash interest expense of $2.5 million and $7.5 million, respectively, related to the debentures. At October 31, 2011, the if-converted value of the debentures did not exceed the principal balance and the $1.3 million unamortized debt discount has a remaining amortization period of approximately two months based on the Company’s notice of redemption of the debentures in December 2011.

In accordance with the terms of the debentures, on November 16, 2011, the Company announced its election to fully redeem the debentures on December 20, 2011, at a redemption price equal to the principal amount of the debentures plus any accrued and unpaid interest to, but excluding, the redemption date. As a result of the Company’s notice of redemption, the debentures are convertible by the holders of the debentures, as provided for under the indenture. Debentures tendered for conversion will not be subject to redemption. If the holders of the debentures elect to convert, the Company will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and the Company’s total conversion obligation as provided for under the indenture. The Company will issue shares of common stock in respect of the remainder, if any, of the Company’s conversion obligation.

In addition, in accordance with the terms of the debentures, the holders have the right to require the Company to purchase their debentures for cash (“put option”). The put option, if exercised by the holders of the debentures, will require the Company to purchase all or part of the debentures on December 15, 2011, in cash at a price equal to the principal amount of the debentures plus accrued and unpaid interest up to, but excluding December 15, 2011. As December 15, 2011 is an interest payment date under the debentures, it is not anticipated that any interest payment will be made on those debentures that are delivered under the put option. Debentures for which the put option is not exercised will be redeemed by the Company on December 20, 2011, subject to earlier conversion by the holders of the debentures as described above.

The Company will use cash and/or the Company’s $500.0 million Credit Agreement to satisfy the repayment of the debentures discussed above.

Loans Payable to Brightstar Corporation

In October 2010, Brightstar Corporation (“Brightstar”) entered into an agreement to loan Brightstar Europe Limited (“BEL”), a joint venture between the Company and Brightstar, its share of the funding requirements related to BEL’s acquisition of Mobile Communication Company B.V. and Mobile Communications Company Belgium N.V. (“the Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1.

The Company also has an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan is classified as long-term debt within the Company’s Consolidated Balance Sheet at both October 31, 2011 and January 31, 2011.

Other Credit Facilities

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. Under this program, which was renewed in August 2011, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $699.0 million and $549.8 million at October 31, 2011 and January 31, 2011, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Company pays interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There are no amounts outstanding under this program at either October 31, 2011 or January 31, 2011.

In September 2011, the Company entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which replaced the Company’s $250.0 million Multi-currency Revolving Credit Facility scheduled to expire in March 2012. The Credit Agreement, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. The Company has also provided a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There are no amounts outstanding under either of these facilities at October 31, 2011 or January 31, 2011, respectively.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $578.9 million at October 31, 2011 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings under the facilities, was approximately $1.4 billion, of which $62.7 million was outstanding at October 31, 2011. The Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2011, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At October 31, 2011, the Company had also issued standby letters of credit of $80.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 29.1% in the third quarter of fiscal 2012 and 30.0% in the third quarter of fiscal 2011. The Company’s effective tax rate was 27.7% for the first nine months of fiscal 2012 compared to 29.3% for the same period of the prior year. The decrease in the effective rate for the third quarter and first nine months of fiscal 2012 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates. The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which the Company operates such as: a) losses in tax jurisdictions where the Company is not able to record a tax benefit; b) earnings in tax jurisdictions where the Company has previously recorded a valuation allowance on deferred tax assets; and c) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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

NOTE 5 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2011 and 2010, the Company recorded $8.0 million and $7.4 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At October 31, 2011, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.2 million shares remain available for future grant at October 31, 2011. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the nine months ended October 31, 2011 is as follows:

Shares
Outstanding at January 31, 2011	2,881,356
Granted	12,882
Exercised	(1,116,534)
Canceled	(21,394)

Outstanding at October 31, 2011	1,756,310

A summary of the activity of the Company’s restricted stock activity for the nine months ended October 31, 2011 is as follows:

Shares
Outstanding at January 31, 2011	543,841
Granted	267,554
Vested	(206,625)
Canceled	(29,488)

Outstanding at October 31, 2011	575,282

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note 6 - Shareholders’ Equity).

NOTE 6 — SHAREHOLDERS’ EQUITY

In March 2011, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of the Company’s common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200.0 million during the first six months of fiscal 2012. The Company completed the $200.0 million share repurchase program during the first six months of fiscal 2012.

In August 2011, the Company’s Board of Directors authorized an additional share repurchase program for up to $100.0 million of the Company’s common stock. The Company completed the $100.0 million share purchase program during the quarter ended October 31, 2011.

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

The Company’s common share repurchases and issuance activity for the nine months ended October 31, 2011 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2011	12,517,538	$37.28
Shares of common stock repurchased under share repurchase program	6,442,542	46.57
Shares of treasury stock reissued	(992,007)	38.34

Treasury stock held at October 31, 2011	17,968,073	40.55

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at October 31, 2011 and 2010 was an unrealized gain of $8.6 million and $7.0 million, respectively, included in other current assets and an unrealized loss of $11.9 million and $5.3 million, respectively, included in other current liabilities (see further discussion below in Note 8 – Derivative Instruments).

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

The $350.0 million of convertible senior debentures are carried at cost, less unamortized debt discount. The estimated fair value of the convertible senior debentures was approximately $354.4 million at October 31, 2011, based upon quoted market information (level 1 criteria).

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, of which the majority is included as a component of “cost of products sold”, was a net foreign currency exchange gain of $1.4 million and $8.4 million for the quarters ended October 31, 2011 and 2010, respectively, and a net foreign currency exchange (loss) gain loss of $(10.0) million and $4.8 million for the nine months ended October 31, 2011 and 2010, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value of Financial Instruments.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled approximately $58.4 million and $62.1 million, respectively, of which approximately $37.7 million and $43.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. It is management’s opinion, based upon the opinion of outside legal counsel, that the Company has valid defenses related to a substantial portion of these assessments. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, no assurance can be given as to the ultimate outcome. The resolution of such assessments will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $32.6 million as of October 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Due to the complex nature of the Brazilian tax system, the Company is unable to determine the likelihood of these examinations resulting in assessments. Such assessments cannot be reasonably estimated at this time, but could be material to the Company’s consolidated results of operations for any particular period, depending upon the level of income for such period. However, the Company believes such assessments, if they were to occur, would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,781,263	$2,697,809	$8,094,723	$7,759,140
Europe	3,812,720	3,465,953	11,280,849	9,499,638

Total	$6,593,983	$6,163,762	$19,375,572	$17,258,778

Operating income:
Americas	$52,638	$46,148	$148,146	$135,018
Europe	39,718	37,110	103,850	88,593
Stock-based compensation expense	(2,787)	(2,286)	(7,969)	(7,395)

Total	$89,569	$80,972	$244,027	$216,216

Depreciation and amortization:
Americas	$3,798	$4,098	$11,567	$12,293
Europe	10,053	7,499	31,227	21,252

Total	$13,851	$11,597	$42,794	$33,545

Capital expenditures:
Americas	$10,085	$3,359	$21,340	$11,461
Europe	3,044	3,379	10,836	9,572

Total	$13,129	$6,738	$32,176	$21,033

Identifiable assets:
Americas	$2,129,080	$2,059,194	$2,129,080	$2,059,194
Europe	4,281,553	4,354,818	4,281,553	4,354,818

Total	$6,410,633	$6,414,012	$6,410,633	$6,414,012

Goodwill and acquisition-related intangible assets, net(1)
Americas	$2,966	$2,966	$2,966	$2,966
Europe	152,553	124,502	152,553	124,502

Total	$155,519	$127,468	$155,519	$127,468

(1)	The increase in the goodwill and acquisition-related intangible assets, net, at October 31, 2011, is primarily the result of an acquisition in Europe completed during the third quarter of fiscal 2012.

NOTE 11 — SUBSEQUENT EVENT

On November 30, 2011, as part of the Company’s ongoing initiatives to optimize profitability and return on invested capital, the decision was made to close the Company’s commercial operations in Brazil by the end of fiscal 2012. As a result of this closure, the Company expects to incur operating losses and other charges in the fourth quarter of fiscal 2012 of approximately $22.0 million to $25.0 million. The Company will also record approximately $8.0 million to $10.0 million as an impairment on the Company’s investment in Brazil due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income). In addition, the Company will record a non-cash charge to increase its provision for income taxes by approximately $8.0 million to $10.0 million to write-off the deferred tax assets in Brazil. These estimates do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations (see further discussion in Note 9—Commitments and Contingencies).

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

The fundamental element of our strategy is superior execution. Our execution strategy is focused on our ability to leverage our efficient cost structure combined with our multiple service offerings to generate demand, develop markets and provide supply chain efficiencies for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2011, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 19%.

In addition to focusing on superior execution, we continue to diversify and realign our customer and vendor portfolios to help drive long-term profitability throughout our operations. Our broadline distribution business, comprised primarily of personal computer systems, peripheral products, supplies and other similar products, continues to be a significant percentage of our revenue. However, as technology has advanced, our business model and value-added offerings have evolved to ensure our vendors have an efficient distribution channel for their products and our customers have a broad array of solutions to sell. We have responded to these technology advances with investments in specialty areas focusing on the data center, mobility, consumer electronics and software, all of which are now contributing significantly to our financial results. Our latest example of such investments is our acquisition in October 2011 of the distribution business of Mensch und Maschine Software SE, a leading value added distributor in the design software market in several European countries. This acquisition, while not material to our consolidated financial results a whole, strengthens our position as Autodesk, Inc.’s leading value added distributor by establishing a presence in Benelux and Romania, extends our product portfolio to include the Autodesk, Inc. software for the manufacturing industry in Italy, France, UK and Poland and adds a number of highly skilled and qualified professionals to our team across Europe. In addition, in April 2011, we executed an agreement with Brightstar Corporation to establish a U.S. joint venture to capitalize on the mobility market in small and medium size businesses (“SMB”). The joint venture will assist our reseller customers in providing SMB end users with wireless activation and renewal processes, along with a wide array of products and services including data services, software, hardware, technical support and billing management. We continue to invest in our integrated supply chain offerings designed to provide innovative third party logistics and other services to our business partners. Our evolving product, customer and geographic portfolios have played a key role in delivering balanced operating results and are important factors in achieving our long-term profitability goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate through changes in market conditions, structural changes in the technology industry and changes created by the technology we sell. One of our most recent innovations is our StreamOne Solutions Store. The StreamOne Solutions Store provides independent software vendors and cloud providers with a platform to market software-as-a-service and other products to more than 60,000 value-added resellers in the United States, thereby opening up a previously unavailable route to market for these independent software vendors and cloud providers. An additional example of our investment in innovation is our continued deployment of internal IT systems across both the Americas and Europe. During the past few years, we have implemented several components of our European IT systems into our North America IT systems infrastructure, leveraging the experience gained from our previous pan-European IT systems implementation. We will continue this process going forward, which is providing us with the flexible and scalable IT systems needed to meet the demands of the ever-evolving technology distribution market. While we have had several positive IT system implementations in both Europe and in North America to date, we can make no assurances that we will not have disruptions, delays and/or negative operational impact from these ongoing implementations.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, select market share gains, improved profitability, strong earnings per share growth, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We also continuously evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. For example, during the fourth quarter of fiscal 2012, we will be realigning our resources in Europe in response to current and anticipated market conditions. As a result of this realignment, we expect a net reduction in our personnel in Europe; however, we will be increasing personnel levels in those markets and product segments we believe will provide us with greater opportunities for profitable growth. We expect to incur incremental costs of approximately $15.0 million during the fourth quarter of fiscal 2012 related to this initiative. In addition, on November 30, 2011, as part of our ongoing initiatives to optimize profitability and return on invested capital, the decision was made to close our commercial operations in Brazil by the end of fiscal 2012. As a result of this closure, we expect to incur total cash and non-cash charges of approximately $38.0 million to $45.0 million during the fourth quarter of fiscal 2012. These estimates do not include costs associated with our Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations previously disclosed. We will maintain a legal entity in Brazil to address our future fiscal and legal responsibilities. See further discussion in Note 11—Subsequent Event in the Notes to the Consolidated Financial Statements.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments; therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2011 and 2010:

	Three months ended October 31, 2011		Three months ended October 31, 2010
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,781,263	42.2%	$2,697,809	43.8%
Europe	3,812,720	57.8%	3,465,953	56.2%

Worldwide	$6,593,983	100.0%	$6,163,762	100.0%

	Nine months ended October 31, 2011		Nine months ended October 31, 2010
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$8,094,722	41.8%	$7,759,140	45.0%
Europe	11,280,849	58.2%	9,499,638	55.0%

Worldwide	$19,375,571	100.0%	$17,258,778	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Year-over-year increase in net sales (%):
Americas	3.1%	9.7%	4.3%	9.8%
Europe (US$)	10.0%	8.9%	18.8%	8.6%
Europe (euro)	5.6%	18.9%	10.8%	14.4%
Worldwide	7.0%	9.2%	12.3%	9.1%

	Three months ended October 31, 2011		Three months ended October 31, 2010
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$52,638	1.89%	$46,148	1.71%
Europe	39,718	1.04%	37,110	1.07%
Stock-based compensation expense	(2,787)	(0.04)%	(2,286)	(0.04)%

Worldwide	$89,569	1.36%	$80,972	1.31%

	Nine months ended October 31, 2011		Nine months ended October 31, 2010
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$148,146	1.83%	$135,018	1.74%
Europe	103,850	0.92%	88,593	0.93%
Stock-based compensation expense	(7,969)	(0.04)%	(7,395)	(0.04)%

Worldwide	$244,027	1.26%	$216,216	1.25%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company approximated 25% of our net sales over the past four fiscal quarters. There were no other vendors or customers which exceeded 10% of our consolidated net sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and nine months ended October 31, 2011 and 2010, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.77	94.74	94.74	94.76

Gross profit	5.23	5.26	5.26	5.24
Selling, general and administrative expenses	3.87	3.95	4.00	3.99

Operating income	1.36	1.31	1.26	1.25
Interest expense	.13	.12	.13	.13

	Three months ended October 31,		Nine months ended October 31,
	2011	2010	2011	2010
Other expense (income), net	0	0	0	0

Income before income taxes	1.23	1.19	1.13	1.12
Provision for income taxes	.36	.36	.31	.33

Consolidated net income	.87	.83	.82	.79
Net income attributable to noncontrolling interest	(.06)	(.01)	(.03)	0

Net income attributable to shareholders of Tech Data	.81%	.82%	.79%	.79%

Three and nine months ended October 31, 2011 and 2010

Net Sales

Our consolidated net sales were $6.6 billion in the third quarter of fiscal 2012, an increase of 7.0% when compared to the third quarter of fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. On a regional basis, during the third quarter of fiscal 2012, net sales in the Americas increased by 3.1% when compared to the third quarter of fiscal 2011 and increased by 10.0% in Europe (an increase of 5.6% on a euro basis). On a year-to-date basis, net sales were $19.4 billion during the first nine months of fiscal 2012, an increase of 12.3% when compared to the first nine months of fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-to-date year-over-year net sales comparison by approximately five percentage points.

The increase in net sales in the Americas during both the third quarter and first nine months of fiscal 2012 was primarily attributable to overall stronger demand for technology products in the region compared to the same periods of the prior year. For the third quarter of fiscal 2012, the increases in sales in the U.S. and our Miami-based Latin America export business offset the decreased sales in Canada and Brazil. The increase in net sales in Europe (on a euro basis) during both the third quarter and first nine months of fiscal 2012 was primarily attributable to our acquisitions of Triade Holding B.V.’s (“Triade”) mobility, consumer electronics and IT distribution businesses in October 2010 and continued demand in the commercial sector and for mobility products in the region compared to the same periods of the prior year. Excluding the acquisitions of Triade’s mobility, consumer electronics and IT distribution business, our European net sales growth in local currency was essentially flat during the third quarter of fiscal 2012 and increased in the low single digits as a percentage of net sales during the first nine months of fiscal 2012 compared to the same periods of the prior year. During the third quarter and first nine months of fiscal 2012, we experienced areas of softness in European demand within the consumer market and certain geographies experiencing weak economic environments, such as Spain, Portugal and the Czech Republic. These areas of softness in demand, however, were largely offset by strong sales performance in other European markets, such as U.K., Germany, Denmark and Norway.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) remained relatively stable at 5.23% for the third quarter of fiscal 2012 compared to 5.26% in the third quarter of fiscal 2011 despite an increased competitive pricing environment during the quarter. On a year-to-date basis, gross margin also remained stable at 5.26% for the first nine months of fiscal 2012 compared to 5.24% in the comparable period of the prior fiscal year. Our gross margin performance in both the third quarter and first nine months of fiscal 2012 reflects our product diversification efforts, disciplined approach to managing our customer and vendor portfolios and effective execution of our pricing management practices.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales decreased to 3.87% for the third quarter of fiscal 2012, compared to 3.95% in the third quarter of fiscal 2011. On a year-to-date basis, SG&A as a percentage of net sales remained stable at 4.00% compared to 3.99% in the comparable period of the prior fiscal year. The relative stability of our SG&A as a percentage of sales during both the third quarter and first nine months of fiscal 2012 compared to the same periods of the prior year is the result of increased costs incurred to support our sales growth and diversification strategies being largely offset by operating leverage on the increase in net sales and cost saving initiatives during the respective periods.

In absolute dollars, SG&A increased by $11.9 million to $255.2 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 and increased by $86.7 million to $775.0 million in the first nine months of fiscal 2012 compared to the same period of the prior year. The year-over-year increase in SG&A is primarily attributable to the increased costs to support our sales growth and diversification strategies discussed above and the strengthening of certain foreign currencies against the U.S. dollar.

Interest Expense

Interest expense increased 8.3% to $8.4 million in the third quarter of fiscal 2012 compared to $7.7 million in the third quarter of fiscal 2011. On a year-to-date basis, interest expense increased 15.9% to $25.1 million in the first nine months of fiscal 2012 from $21.7 million for the same period of the prior year. The increase in interest expense for both the third quarter and first nine months of fiscal 2012 is primarily attributable to higher average outstanding debt balances compared to the same periods of the prior year.

Interest expense for both of the three and nine months ended October 31, 2011 and 2010, includes non-cash interest expense of $2.5 million and $7.5 million, respectively, related to the $350 million convertible senior debentures (see Note 3 of Notes to Consolidated Financial Statements for further discussion).

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net approximated $0.4 million of expense in the third quarter of fiscal 2012 compared to $0.1 million of expense in the third quarter of the prior year. On a year-to-date basis, other expense (income), net, was $0.9 million of expense in the first nine months of fiscal 2012 compared to $0.2 million of income in the first nine months of the prior year. The change in other expense (income), net, during both the third quarter and first nine months of fiscal 2012 compared to the same periods of the prior year is primarily attributable to greater discount expense on the sale of accounts receivable and an increase in the premiums associated with foreign currency forward contracts compared to the same periods of the prior year.

Provision for Income Taxes

Our effective tax rate was 29.1% in the third quarter of fiscal 2012 and 30.0% in the third quarter of fiscal 2011. Our effective tax rate was 27.7% for the first nine months of fiscal 2012 compared to 29.3% for the same period of the prior year. The decrease in the effective rate for both the third quarter and first nine months of fiscal 2012 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes increased 7.5% to $23.6 million for the third quarter of fiscal 2012 compared to $21.9 million in the same period of fiscal 2011. On a year-to-date basis, the provision for income taxes increased 5.7% to $60.4 million compared to $57.2 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings in certain countries in which we operate compared to the same periods of fiscal 2011.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the third quarter and first nine months of fiscal 2012 was $3.6 million and $5.3 million, respectively, compared to $0.7 million for the same periods of the prior fiscal year. The net income attributable to noncontrolling interest represents Brightstar Corporation’s share of the improving results of operations of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar Corporation, as the joint venture is a consolidated subsidiary in our financial statements.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2011 and 2010:

	Nine months ended October 31,
	2011	2010
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$393,721	$(71,826)
Investing activities	(48,802)	(160,556)
Financing activities	(297,548)	(180,970)
Effect of exchange rate changes on cash and cash equivalents	12,361	3,314

Net increase (decrease) in cash and cash equivalents	$59,732	$(410,038)

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

Another important driver to our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). All other factors remaining constant, a decrease (increase) in our cash conversion cycle would result in an increase (decrease) in our operating cash flow. Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis and our reported financial results reflect that cash conversion cycle at the balance sheet date.

The following table presents the components of our cash conversion cycle, in days, as of October 31, 2011 and 2010:

	As of October 31,
	2011	2010
Days of sales outstanding	40	44
Days of supply in inventory	29	34
Days of purchases outstanding	(48)	(50)

Cash conversion cycle (days)	21	28

Net cash provided by operating activities was $393.7 million for the first nine months of fiscal 2012 compared to $71.8 million of cash used by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first nine months of fiscal 2012 compared to the same period of the prior year can be attributed primarily to solid execution in both our Americas and European operations during the third quarter of fiscal 2012 resulting in a decrease in our working capital requirements during the period, and the timing of cash receipts from our customers and payments to our vendors during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Net cash used in investing activities of $48.8 million during the first nine months of fiscal 2012 is primarily the result of $16.6 million of cash used for acquisitions in Europe, $32.2 million of cash used for expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers. We expect to make total capital expenditures of approximately $44.0 million during fiscal 2012 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $297.5 million during the first nine months of fiscal 2012 includes $300.0 million of cash used for the repurchase of 6,442,542 shares of our common stock under our share repurchase programs and $31.6 million of net repayments on our revolving credit lines and long-term debt, partially offset by $31.8 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance

Our debt to capital ratio was 19% at October 31, 2011. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions worldwide. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions globally which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our present and future working capital and cash requirements for at least the next 12 months. Capital and credit market conditions, changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. We will continue to need additional financing, including debt financing. The inability to obtain such sources of capital could have an adverse effect on our business. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. At October 31, 2011 we were in compliance with all financial ratio covenants contained within our credit facilities.

Convertible Senior Debentures

In December 2006, we issued $350.0 million of convertible senior debentures due 2026 (“the debentures”). The debentures bear interest at 2.75% per year. We pay interest on the debentures on June 15 and December 15 of each year. In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, we have accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the three and nine months ended October 31, 2011 and 2010, we recorded contractual interest expense of $2.4 million and $7.2 million, respectively, and non-cash interest expense of $2.5 million and $7.5 million, respectively, related to the debentures. At October 31, 2011, the if-converted value of the debentures did not exceed the principal balance and the $1.3 million unamortized debt discount has a remaining amortization period of approximately two months based on our notice of redemption of the debentures in December 2011.

In accordance with the terms of the debentures, on November 16, 2011, we announced its election to fully redeem the debentures on December 20, 2011, at a redemption price equal to the principal amount of the debentures plus any accrued and unpaid interest to, but excluding, the redemption date. As a result of our notice of redemption, the debentures are convertible by the holders of the debentures, as provided for under the indenture. Debentures tendered for conversion will not be subject to redemption. If the holders of the debentures elect to convert, we will deliver cash equal to the lesser of the aggregate principal amount of the debentures to be converted and our total conversion obligation as provided for under the indenture. We will issue shares of common stock in respect of the remainder, if any, of our conversion obligation.

In addition, in accordance with the terms of the debentures, the holders have the right to require us to purchase their debentures for cash (“put option”). As required by the rules of the SEC, we filed a Tender Offer Statement on Schedule TO on November 16, 2011, specifying the terms, conditions and procedures for exercising the put option. The put option, if exercised by the holders of the debentures, will require us to purchase all or part of the debentures on December 15, 2011, in cash at a price equal to the principal amount of the debentures plus accrued and unpaid interest up to, but excluding December 15, 2011. As December 15, 2011 is an interest payment date under the debentures, it is not anticipated that any interest payment will be made on those debentures that are delivered under the put option. Debentures for which the put option is not exercised will be redeemed by us on December 20, 2011, subject to earlier conversion by the holders of the debentures as described above.

We will use cash and/or our $500.0 million Credit Agreement to satisfy the repayment of the debentures discussed above.

Loans Payable to Brightstar Corporation

As of October 31, 2011, we have two loans payable to our joint venture partner, Brightstar Corporation (“Brightstar”). The first loan is an interest-free revolving credit loan issued in connection with BEL’s operations (“the Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at October 31, 2011 totaled $38.7 million. The second loan was executed in October 2010, when Brightstar entered into an agreement to loan Brightstar Europe Limited joint venture (“BEL”) its share of the funding requirements related to BEL’s acquisition of MCC (“the Acquisition Loan”) (see Note 3 of Notes to Consolidated Financial Statements). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at October 31, 2011 totaled $15.9 million.

Other Credit Facilities

We maintain a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $300.0 million. This program was renewed in August 2011 and expires in August 2012. We pay interest on the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2011.

In September 2011, we entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which replaced our $250 million Multi-currency Revolving Credit Facility scheduled to expire in March 2012. The Credit Agreement, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There are no amounts outstanding under either of these facilities at either October 31, 2011 or January 31, 2011, respectively.

In addition to the facilities described above, we have additional uncommitted lines of credit and overdraft facilities totaling approximately $578.9 million at October 31, 2011 to support our operations.

The total capacity of the other credit facilities discussed above, as well as the maximum borrowings allowable under the facility agreements was approximately $1.4 billion, of which $62.7 million was outstanding at October 31, 2011. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit agreements require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2011, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. At October 31, 2011, we had also issued standby letters of credit of $80.5 million for the guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above-mentioned facilities by the same amount.

In September 2011, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities. The net proceeds from any issuance of debt securities are expected to be used for general corporate purposes, including the repayment or refinancing of debt, capital expenditures and to meet working capital needs. As of October 31, 2011, we had not issued any debt securities under this shelf registration statement, nor can any assurances be given that we will issue any debt securities under this registration in the future.

Share Repurchase Programs

In March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200.0 million during the first six months of fiscal 2012. As of July 31, 2011, we completed the $200.0 million share repurchase program through the repurchase of 4,229,179 shares at an average of $47.29 per share, for a total cost, including expenses, of $200.0 million under this program.

In August 2011, our Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock. As of October 31, 2011, we completed the $100.0 million share purchase program through the repurchase of 2,213,363 shares at an average of $45.18 per share, for a total cost, including expenses, of $100.0 million under this program.

The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In November 2011, our Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock.

In conjunction with the share repurchase programs discussed above, we executed 10b5-1 plans that instruct the broker selected by us to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $2.9 million at October 31, 2011. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of October 31, 2011, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2011 and January 31, 2011, the aggregate amount of guarantees under these arrangements totaled approximately $58.4 million and $62.1 million, respectively, of which approximately $37.7 million and $43.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Additional Information

As disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2011, on October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade Holding B.V. (“Triade”), a privately owned wholesale distributor of consumer electronics and information technology products based in the Netherlands with operations in Belgium, Denmark and Norway. In a related transaction, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corporation, also completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”). Management’s assessment and conclusion on the effectiveness of internal control over financial reporting as of January 31, 2011, excluded the internal controls of Triade and MCC; however, as of January 31, 2012, this assessment and conclusion will include the controls of Triade and MCC.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $32.6 million as of October 31, 2011. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal, which will be reflected in the Brazilian subsidiary’s financial statements at such time. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this matter will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

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

In March 2011, our Board of Directors authorized a share repurchase program of up to $100.0 million of our common stock and in June 2011, authorized a $100.0 million increase to the share repurchase program, resulting in a total share repurchase authorization of $200 million through the first six months of fiscal 2012. As of July 31, 2011, we had completed the $200.0 million share repurchases program through the repurchase of 4,229,179 shares at an average of $47.29 per share, for a total cost, including expenses, of $200.0 million under this program.

In August 2011, our Board of Directors authorized a share repurchase program for up to $100.0 million of our common stock. As of October 31, 2011, we have completed the $100.0 million share purchase program through the repurchase of 2,213,363 shares at an average of $45.18 per share, for a total cost, including expenses, of $100.0 million under this program.

The share repurchases to date were made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases was based on working capital requirements, general business conditions and other factors, including alternative investment opportunities.

In November 2011, our Board of Directors authorized a share repurchase program for up to $100.0 million of the Company’s common stock.

In conjunction with the share repurchase programs discussed above, we executed 10b5-1 plans that instruct the broker selected by us to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The following table presents information with respect to purchases of common stock by the Company under the share repurchase programs during the quarter ended October 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 – August 31, 2011	687,741	$44.36	687,741
September 1 – September 30, 2011	1,525,622	$45.55	1,525,622
October 1 – October 31, 2011	0	$0	0

Total	2,213,363	$45.18	2,213,363	$0

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

On November 30, 2011, as part of our ongoing initiatives to optimize profitability and return on invested capital, the decision was made to close our commercial operations in Brazil by the end of fiscal 2012. As a result of this closure, we expect to incur operating losses and other charges in the fourth quarter of fiscal 2012 of approximately $22.0 million to $25.0 million. We will also record approximately $8.0 million to $10.0 million as an impairment on our investment in Brazil due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income). In addition, we will record a non-cash charge to increase our provision for income taxes by approximately $8.0 million to $10.0 million to write-off the deferred tax assets in Brazil. These estimates do not include any costs associated with our Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations (as further discussed in Item 1 above).

ITEM 6.	Exhibits

(a) Exhibits

10-BBk	Credit Agreement dated as of September 27, 2011 (1)

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of October 31, 2011 and January 31, 2011, (ii) Consolidated Statement of Income for the Three and Nine Months Ended October 31, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements. (2)

(1)	Incorporated by reference to the Exhibits included in the Company’s Schedule TO filed with the SEC on November 16, 2011.

(2)

Pursuant to the applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Tule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

(Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	December 1, 2011

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 1, 2011

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	December 1, 2011