Form 10-K
period 2012-01-31
TECH DATA CORP
filed 2012-03-21
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates was $1,846,959,416 based on the reported last sale price of common stock on July 31, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012
Common stock, par value $.0015 per share	41,131,386

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on May 30, 2012, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business.

Overview

Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”), is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include more than 125,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and South America) and Europe. For a discussion of our geographic reporting segments, see “Item 8. Financial Statements and Supplemental Data.”

The Company’s financial objectives are to grow sales at or above the market, gain share in select markets, improve profitability, generate positive cash flow, and earn a return on invested capital well above our weighted average cost of capital. To achieve this, we focus on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

Execution is fundamental to our business success, and at its core are 29 logistics centers where each day, tens of millions of dollars of technology products are received, packaged and shipped to our customers. Products are generally shipped from regionally located logistics centers the same day the orders are received. In addition, execution is marked by a high level of service provided to our customers through our company’s technical, sales and marketing support, electronic commerce tools, product integration services and financing programs.

Our diversification strategy seeks to continuously remix our product and customer portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, mobility, cloud computing, the convergence of consumer and professional devices and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient logistics infrastructure to capture new market opportunities emerging in specialty areas, such as data center, software, consumer electronics and mobility.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. These IT systems and e-business tools and programs have also worked to strengthen our vendor and customer relationships, while at the same time improving the efficiency and profitability of these business partners.

We believe our strategy of execution, diversification and innovation will continue to strengthen our position in the technology supply chain and positions us for continued growth and improved profitability in the future.

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

In fiscal 2008, we executed a joint venture agreement with Brightstar Corp., one of the world’s largest wireless products distributors and supply chain solutions providers. The joint venture distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. This joint venture generated revenues of approximately $1.8 billion during the year ended January 31, 2012.

In fiscal 2011, we continued to support our diversification strategy by completing five acquisitions in Europe, including the acquisition of Triade Holding B.V. (“Triade”), a privately-held portfolio of leading value-added distributors of consumer electronics and information technology products in the Benelux region, Denmark and Norway. We believe the acquisition of Triade strengthened our presence in Benelux, Denmark and Norway and enabled us to accelerate our diversification strategy into the consumer electronics business in Europe, while leveraging our logistics infrastructure. In a related transaction, Brightstar Europe Limited (“BEL”), our consolidated joint venture with Brightstar Corp., acquired Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”), significantly extending BEL’s mobility operations in Europe.

In fiscal 2012, expanding upon the success of our mobility distribution joint venture in Europe, we executed an agreement with Brightstar Corp. to establish a joint venture in the United States, hereinafter referred to as TDMobility. TDMobility simplifies the selling, delivery and support of mobile services for our resellers serving the small and medium business markets. In addition, during the fiscal year we made two acquisitions in the European technology distribution marketplace. While the acquisitions did not have a significant impact on our consolidated results of operations, the addition of these businesses expanded our product and customer portfolios and continued to add desired skill sets, while leveraging our logistics infrastructure in Europe. Lastly, in fiscal 2012 we exited our commercial in-country operations in Brazil and Colombia. Brazil’s complex legal, tax and regulatory environments prevented us from generating an adequate level of profitability and a sufficient return on invested capital. In Colombia, a small greenfield operation launched in fiscal 2010, we were unable to gain a level of traction equal to our investment in that market, and thus we ceased our in-country operations at the end of fiscal 2012. We will continue to serve both the Brazil and Colombia markets through our Miami-based export business.

Industry

The wholesale distribution model has proven to be well suited for both manufacturers and publishers of technology products (also referred to in this document as “vendors”) and resellers of those products. The large number of resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse and highly fragmented customer base.

Resellers in the traditional distribution model are able to build efficiencies and reduce costs by relying on distributors, such as Tech Data, for a number of services, including multi-vendor solutions, product configuration/integration, marketing support, financing, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with the distributors’ inventory availability.

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

The technology distribution industry continues to address a broad spectrum of reseller and vendor requirements. While some vendors have elected to sell directly to resellers or end-users for particular customer and product segments, we believe that a growing number of vendors continue to embrace traditional distributors that have proven capabilities to manage multiple products and resellers, provide access to fragmented markets, and deliver products in an efficient manner.

New products and market opportunities have helped to offset the impact of vendor direct sales on technology distributors. Further, vendors continue to seek the logistics expertise of distributors to penetrate highly fragmented markets like the small- and medium-sized business (“SMB”) sector, which rely on VARs, our primary customer base, to gain access to and support for new technology. The economies of scale and global reach of large industry-leading and well-capitalized distributors are expected to continue to be significant competitive advantages in this marketplace.

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

Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value. We sell products in various countries throughout the world, and product categories may vary from region to region. On a consolidated basis, over the years, our revenue mix which may fluctuate between and within different operating regions, has shifted from commoditized products to more specialized offerings, reflected in an increase in systems and networking and a decrease in peripherals as a percentage of total sales. During fiscal 2012, sales within our consolidated product categories approximated the following:

Systems	35%
Peripherals	29%
Networking	19%
Software	17%

We generated approximately 25%, 27% and 28% of our consolidated net sales in fiscal 2012, 2011 and 2010, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2012, 2011 or 2010.

Customers and Services

Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of more than 125,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2012, sales within our consolidated customer channels approximated the following:

VARs	53%
Direct marketers and retailers	26%
Corporate resellers	21%

No single customer accounted for more than 10% percent of our net sales during fiscal 2012, 2011 or 2010.

The market for VARs is attractive because VARs generally rely on distributors as their principal source of technology products and financing. This reliance is due to VARs typically lacking the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for higher volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly.

In addition to a strong product offering, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools (including internet order entry and electric data interchange (“EDI”) services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by providing them the opportunity to participate in a number of special promotions, and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% of our consolidated net sales.

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

Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for ourselves and our customers. In fiscal 2012, approximately $11.6 billion (44%) of our consolidated net sales originated from orders received electronically, compared to approximately $10.7 billion (44%) of our consolidated net sales in fiscal 2011.

Competition

We operate in a market characterized by intense competition, based upon such factors as rapid technological changes, product availability, credit availability, price, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. We believe that we are well equipped to compete effectively with other distributors in all of these areas.

We compete against several distributors in the Americas market, including broadline product distributors such as Ingram Micro Inc., Synnex Corp., and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment within Europe is highly fragmented, with market share spread among many regional and local competitors such as ALSO/Actebis and international distributors such as Ingram Micro Inc., Westcon Group, Inc. (including its Comstor business unit), Arrow and Avnet.

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

Employees

On January 31, 2012, we had approximately 8,300 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in the technology distribution and related industries. We consider relations with our employees to be good.

Foreign and Domestic Operations and Export Sales

We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas (including North America and South America) and Europe.

Over the past several years, we have entered new markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income (loss) in connection with such a disposition.

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

Additional Information Available

Our principal Internet address is www.techdata.com. We provide our annual and quarterly reports free of charge on www.techdata.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We provide a link to all SEC filings where current reports on Form 8-K and any amendments to previously filed reports may be accessed, free of charge. Information on Tech Data’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Executive Officers

The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 2, 2012:

Name	Age	Title
Robert M. Dutkowsky	57	Chief Executive Officer
Jeffery P. Howells	54	Executive Vice President and Chief Financial Officer
Néstor Cano	47	President, Europe
Murray Wright	55	President, the Americas
John Tonnison	43	Executive Vice President and Chief Information Officer
Charles V. Dannewitz	56	Senior Vice President and Treasurer
Joseph B. Trepani	51	Senior Vice President and Corporate Controller
David R. Vetter	52	Senior Vice President and General Counsel and Secretary

Robert M. Dutkowsky, Chief Executive Officer, joined Tech Data as Chief Executive Officer and was appointed to the Board of Directors in October 2006. He has over 30 years of experience in the IT industry including senior management positions in sales, marketing and channel distribution with leading manufacturers and software publishers, including International Business Machines Corporation (“IBM”), EMC Corporation and J.D. Edwards, Inc. His IT career began in 1977 with IBM. During his 20 years with IBM, he served in several senior management positions, including executive assistant to former IBM CEO Lou Gerstner, and Vice President, Distribution – IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky was chairman, president and CEO of GenRad, Inc., J.D. Edwards, Inc. and most recently Egenera, Inc. He earned a bachelor’s degree in labor and industrial relations from Cornell University.

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

Murray Wright, President, the Americas joined Tech Data in November 2006 as Senior Vice President, U.S. Sales, and in 2010, he was promoted to President, the Americas. Mr. Wright has more than 25 years of experience in the IT industry including senior executive positions with leading manufacturers and a global IT distributor. Prior to joining Tech Data, Mr. Wright was President of Lenovo Canada, where he had responsibility for all company operations including sales, marketing and channel strategies. Prior to Lenovo, Mr. Wright spent seven years with IT distributor, Ingram Micro Canada, where he served as General Manager. Mr. Wright also served as General Manager of Sharp Electronics of Canada, Ltd., and began his career with Xerox Canada Inc. He earned a bachelor’s degree from Clarkson University.

John Tonnison, Executive Vice President and Chief Information Officer, joined the Company in March 2001 as Vice President, Worldwide E-Business and assumed the responsibilities of Senior Vice President of Information Technology in December 2006. In February 2010, he was promoted to Executive Vice President and Chief Information Officer. Prior to joining Tech Data, Mr. Tonnison held executive management positions in the U.S., United Kingdom and Germany with Computer 2000, Technology Solutions Network and Mancos Computers. Mr. Tonnison was educated in the United Kingdom and became a U.S. citizen in 2006.

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

Global Economic and Political Instability

Although there are indications that the global economy is improving, there can be no assurance that it will continue to improve. High levels of unemployment in many of the markets we serve, including the United States and certain countries in Europe, as well as austerity measures that may be implemented by governments in those markets, may constrain growth, increase unemployment and depress consumer confidence. Sovereign credit issues, particularly in Europe, may also adversely affect credit markets in that region and elsewhere. If a country within the euro area were to default on its debt or withdraw from the euro currency, or in a more extreme case, if the euro currency were to be dissolved entirely, the impact on markets around the world could be immediate and significant. Persistent political unrest in the Middle East and Africa may also have more general negative effects on the global economy. The uncertain global economic environment creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The fragile economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in such an environment, there is a greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us.

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

Dependence on Information Systems

The Company is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that the Company’s information systems will not fail or experience disruptions, that the Company will be able to attract and retain qualified personnel necessary for the operation of such systems, that the Company will be able to expand and improve its information systems, that the Company will be able to convert to new systems efficiently, or that the Company will be able to integrate new programs effectively with its existing programs or that the Company’s information systems’ security controls will prevent a cybersecurity incident. In fiscal 2013, the Company will continue to deploy core applications currently operating in the European business into the Americas region and continue to invest in the IT infrastructure in Europe. There can be no assurances that there will be no disruptions, delays and/or negative operational impact from these ongoing implementations.

Acquisitions and Divestitures

As part of its growth and diversification strategies, the Company pursues the acquisition of companies that complement and/or expand its existing business. As a result, the Company regularly evaluates potential acquisition opportunities, which may be material in size and scope. Acquisitions involve a number of risks and uncertainties, including expansion into new geographic markets and business areas, the requirement to understand local business practices, the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the possible requirement to upgrade the acquired companies’ management information systems to the Company’s standards, potential adverse short-term effects on the Company’s operating results and the amortization or impairment of any acquired intangible assets. The Company also regularly evaluates the divestiture of business units that may not meet the Company’s strategic, financial and/or risk tolerance objectives. No assurance can be given that the Company will be able to dispose of business units on favorable terms or without significant costs.

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

Dependence on Independent Shipping Companies

The Company relies on arrangements with independent shipping companies for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on the Company’s business. The Company may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. The recent significant and ongoing political unrest in oil-producing nations has caused oil prices to rise, which in turn has affected fuel prices and can be expected to continue to do so. There can be no assurance that Tech Data will be able to pass along the full effect of these costs to its customers.

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

Vendor Terms and Conditions

The Company relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to changes. Additionally, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our revenue, operating margins, or the level of capital required to fund our operations.

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

Foreign Currency Exchange Risks; Exposure to Foreign Markets

The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuation in currency exchange rates, extreme fluctuations have resulted in our incurrence of losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. In addition, the value of the Company’s equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company made investments in the country.

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

The Company makes plans for its structure and operations based upon existing laws and anticipated future changes in the law. The Company is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, product labeling and compliance requirements, hazardous materials and electronic waste recovery legislation, and other laws related to trade and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on the Company’s business.

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

Our executive offices are located in Clearwater, Florida. As of January 31, 2012, we operated a total of 29 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: Americas – 15, and Europe – 14.

As of January 31, 2012, we leased or owned approximately 7.8 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $32.0 million as of January 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this matter will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD”. We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of February 24, 2012, there were 263 holders of record and we believe that there are approximately 18,000 beneficial holders.

	00000000	00000000
	Sales Price
	High	Low

Fiscal year 2012
Fourth quarter	$53.30	$44.16
Third quarter	52.05	38.21
Second quarter	53.91	44.38
First quarter	54.25	46.62

Fiscal year 2011
Fourth quarter	$47.88	$42.39
Third quarter	44.41	35.30
Second quarter	43.54	34.82
First quarter	46.02	39.62

Stock Performance Chart

The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2007 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return

Assumes Initial Investment of $100 on February 1, 2007

Among Tech Data Corporation,

NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2007	2008	2009	2010	2011	2012
Tech Data Corporation	100	93	49	110	126	140

NASDAQ Stock Market (U.S.) Index	100	96	61	88	113	121

SIC Code 5045 – Computer and Peripheral Equipment and Software	100	79	50	85	101	92

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During fiscal 2012, the Company’s Board of Directors authorized share repurchase programs for the repurchase of up to a total of $400.0 million of the Company’s common stock. Throughout fiscal 2012, the Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on regulatory requirements, working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans and the Company’s Employee Stock Purchase Plan (“ESPP”).

During fiscal 2012, the Company repurchased 6,736,436 shares at an average of $46.74 per share, for a total cost, including expenses, of $314.9 million under these programs.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase programs during the quarter ended January 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
November 1 – November 30, 2011	0	$0	0
December 1 – December 31, 2011	135,931	$50.64	135,931
January 1 – January 31, 2012	157,963	$50.66	157,963

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
Total	293,894	$50.65	293,894	$85,113,808

In conjunction with the share repurchase programs discussed above, we executed 10b5-1 plans that instruct the broker selected by us to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive plans and the ESPP.

ITEM 6.	Selected Financial Data.

The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY

(In thousands, except per share data)

	Year ended January 31,
	2012	2011	2010	2009	2008
Income statement data: (1)
Net sales	$26,488,124	$24,375,973	$22,099,876	$24,080,484	$23,423,078

Gross profit	1,393,991	1,283,288	1,152,354	1,181,995	1,138,402

Operating income (2)(3)(4)	327,858	333,985	259,476	211,158	192,348

Consolidated net income(5)	216,848	218,863	181,200	115,456	98,570
Net (income) loss attributable to noncontrolling interest	(10,452)	(4,620)	(1,045)	1,822	3,559

Net income attributable to shareholders of Tech Data Corporation(5)	$206,396	$214,243	$180,155	$117,278	$102,129

Net income per share attributable to shareholders of Tech Data Corporation—basic	$4.72	$4.41	$3.57	$2.29	$1.86

Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.66	$4.36	$3.54	$2.28	$1.85

Dividends per common share	0	0	0	0	0

Balance sheet data:
Working capital	$1,739,323	$1,902,111	$2,250,430	$1,891,897	$2,044,418
Total assets(6)	5,785,418	6,412,083	5,696,453	4,815,384	5,009,144
Revolving credit loans and current maturities of long-term debt, net	48,490	434,435	65,860	58,888	19,558
Long-term debt, net	57,253	60,076	338,157	331,233	323,810
Equity attributable to shareholders of Tech Data Corporation	1,973,823	2,114,466	2,088,895	1,737,693	1,945,332

(1)	See Note 5 of Notes to Consolidated Financial Statements for discussion of the Company’s acquisitions in fiscal 2012 and 2011.
(2)	During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of certain of the Company’s operations in Latin America (see further discussion in Note 6 of Notes to the Consolidated Financial Statements).
(3)	During fiscal 2008, the Company incurred a $14.5 million loss on disposal of subsidiaries related to the closure of the Company’s operations in the United Arab Emirates and the sale of its Israel operations.
(4)	During fiscal 2008, the Company recorded restructuring costs of $16.1 million related to the Company’s European restructuring programs.
(5)	During fiscal 2012, the Company recorded a $13.6 million reversal of deferred tax valuation allowances which was substantially offset by the write-off of deferred income tax assets associated with the closure of Brazil’s commercial operations. During fiscal 2010, the Company recorded a $5.4 million decrease in the deferred tax valuation allowance See Note 8 of Notes to Consolidated Financial Statements. In fiscal 2009 the Company recorded a net reversal of $8.7 million in income tax reserves and in fiscal 2008, the Company recorded a decrease in the deferred tax valuation allowance of $7.5 million.
(6)	See Note 1 of Notes to Consolidated Financial Statements for discussion of the Company’s adjustment of prior fiscal years due to its accounting for book overdrafts.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K for the year ended January 31, 2012 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Factors that could cause actual results to differ materially include the following:

•	global economic and political instability

•	competition

•	narrow margins

•	dependence on information systems

•	acquisitions and divestitures

•	exposure to natural disasters, war and terrorism

•	dependence on independent shipping companies

•	impact of policy changes

•	labor strikes

•	risk of declines in inventory value

•	product availability

•	vendor terms and conditions

•	loss of significant customers

•	customer credit exposure

•	need for liquidity and capital resources; fluctuations in interest rates

•	foreign currency exchange rates; exposure to foreign markets

•	international operations

•	changes in income tax and other regulatory legislation

•	potential adverse effects of litigation or regulatory enforcement actions

•	changes in accounting rules

•	volatility of common stock price

Overview

Tech Data is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include value-added resellers (“VARs”) direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas (including North America and South America) and Europe.

The Company’s financial objectives are to grow sales at or above the market rate of growth for technology products, gain share in select markets, improve profitability, generate positive cash flow, and earn a return on invested capital above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient logistics infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2012, we had a debt to capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 5%.

In addition to driving superior execution, we continue to diversify and realign our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, continues to be the foundation of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in higher growth specialty areas, namely, the data center, software, consumer electronics and mobility, all of which now contribute significantly to our financial results. Our investments in our European mobility joint venture with Brightstar Corp. (“Brightstar”), which began in 2008, generated revenues of approximately $1.8 billion during fiscal 2012. The most recent examples of such investments are acquisitions made in Europe during the second half of fiscal 2012. In October 2011, we acquired the distribution business of Mensch und Maschine Software SE, a leading value-added distributor in the design software market in several European countries for a purchase price of $41.0 million, including deferred payments and earnouts, (based on the foreign currency exchange rates on the date of acquisition). In December 2011, we acquired an additional value-added specialty software distributor in Belgium. These acquisitions, while not material to our consolidated financial results, strengthen our position as Autodesk, Inc.’s leading value-added distributor by establishing a presence in Benelux and Romania, extend our product portfolio to include the Autodesk, Inc. software for the manufacturing industry in Italy, France, UK and Poland, and add a number of highly skilled and qualified professionals to our team across Europe. In addition, in April 2011, we executed an agreement with Brightstar to establish a U.S. joint venture to capitalize on the mobility market serving small and medium size businesses (“SMB”). The joint venture will assist our reseller customers in providing SMB end users with a wide array of products and services including wireless activation and renewal processes, data services, software, hardware, technical support and billing management. Finally, another strategic area of investment for us is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. Our evolving mix of products, services, customers and geographies have played a key role in delivering balanced and improved operating results, and are important factors in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. One of our most recent and significant innovations is our StreamOne Solutions Store. The StreamOne Solutions Store provides independent software vendors and cloud providers with a platform to market software-as-a-service and other offerings to more than 20,000 of our resellers in the United States, thereby establishing a previously unavailable route to market for these independent software vendors and cloud providers. Another example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both the Americas and Europe. We believe our pan-European IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners. In the past, we have implemented several components of our European IT systems into our North American IT infrastructure, including standardizing our North America financial systems and logistics network on SAP. In fiscal 2013, we will continue to deploy core applications currently operating our European business into our Americas region and continue to invest in our IT infrastructure in Europe. While we have had numerous successful IT system implementations in both Europe and in North America to date, we can make no assurances that we will not have disruptions, delays and/or negative operational impacts from these ongoing implementations.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, select market share gains, higher earnings per share, strong operating cash flow, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We also continuously evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities. For example, during the fourth quarter of fiscal 2012, in response to current and anticipated market conditions, we realigned our personnel resources in Europe, reducing personnel in certain lower growth, lower margin markets and increasing personnel in those markets providing the greatest opportunity for profitability and shareholder returns, resulting in an incremental year-over-year increase of $11.0 million in severance costs during the quarter, and a net reduction of our personnel in Europe. We will continue to invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. In addition, during the fourth quarter of fiscal 2012 as part of our ongoing initiatives to optimize profitability and return on invested capital, we closed our in-country commercial operations in Brazil and Colombia. Both of these operations failed to meet our goals for profitability and return on investment. As a result of these closures, we incurred total cash and non-cash charges of $28.3 million during the fourth quarter of fiscal 2012. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations previously disclosed. We will maintain a legal entity in Brazil to address our future fiscal and legal responsibilities. We will continue to serve both of these markets through our Miami-based export business.

Critical Accounting Policies and Estimates

The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (1) the large number of customers and their dispersion across wide geographic areas; (2) the fact that no single customer accounts for more than 10% of our net sales; (3) the value and adequacy of collateral received from customers, if any; (4) our historical loss experience; and (5) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss, if any, is charged to expense in the period identified. The Company performed its annual goodwill impairment test as of January 31, 2012 and determined there was no impairment. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results. Our valuation methodologies include, but are not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. If actual results are substantially lower than our projections underlying these assumptions, or if market discount rates substantially increase, our future valuations could be adversely affected, potentially resulting in future impairment charges.

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

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales, operating income and Non-GAAP operating income by geographic region for the fiscal years ended January 31, 2012, 2011 and 2010:

	$,000000000	$,000000000	$,000000000	$,000000000	$,000000000	$,000000000
	2012	% of net sales	2011	% of net sales	2010	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$10,839,044	40.9%	$10,534,531	43.2%	$9,570,088	43.3%
Europe	15,649,080	59.1	13,841,442	56.8	12,529,788	56.7

Total	$26,488,124	100.0%	$24,375,973	100.0%	$22,099,876	100.0%

	$,000000000	$,000000000	$,000000000	$,000000000	$,000000000	$,000000000
	2012		2011		2010
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	2.9%		10.1%		(9.8)%
Europe (US$)	13.1%		10.5%		(7.0)%
Europe (Euro)	8.1%		17.5%		(4.2)%
Total (US$)	8.7%		10.3%		(8.2)%

	000000000	000000000	000000000	000000000	000000000	000000000
	2012	% of net sales	2011	% of net sales	2010	% of net sales
Operating income ($ in thousands):
Americas	$174,882	1.61%	$183,639	1.74%	$143,869	1.50%
Europe	163,675	1.05%	160,233	1.16%	126,832	1.01%
Stock-based compensation expense	(10,699)	(0.04)%	(9,887)	(0.04)%	(11,225)	(0.05)%

Total	$327,858	1.24%	$333,985	1.37%	$259,476	1.17%

	000000000	000000000	000000000	000000000	000000000	000000000
	2012	% of net sales	2011	% of net sales	2010	% of net sales
Non-GAAP Operating income ($ in thousands):
Americas	$203,176	1.87%	$183,639	1.74%	$143,869	1.50%
Europe	163,675	1.05%	160,233	1.16%	126,832	1.01%
Stock-based compensation expense	(10,699)	(0.04)%	(9,887)	(0.04)%	(11,225)	(0.05)%

Total	$356,152	1.34%	$333,985	1.37%	$259,476	1.17%

Non-GAAP operating income excludes the loss on disposal of subsidiaries of $28.3 million for the exit of the Company’s in-country commercial operations in Brazil and Colombia in the fourth quarter of fiscal 2012. Management believes that this non-GAAP measure, which excludes the costs of these actions, is useful to investors because it provides meaningful comparisons to prior periods’ financial results.

We sell many products purchased from the world’s leading systems, peripherals, networking and software vendors. Products purchased from Hewlett-Packard Company generated 25%, 27% and 28% of our net sales in fiscal 2012, 2011 and 2010, respectively. There were no other vendors that accounted for 10% or more of our net sales in the past three fiscal years.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2012	2011	2010
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.74	94.74	94.79

Gross profit	5.26	5.26	5.21
Operating expenses:
Selling, general and administrative expenses	3.91	3.89	4.04
Loss on disposal of subsidiaries	0.11	0	0

	4.02	3.89	4.04

Operating income	1.24	1.37	1.17
Interest expense	0.12	0.12	0.12
Other expense (income), net	0	0	(0.01)

Income before income taxes	1.12	1.25	1.06
Provision for income taxes	0.30	0.35	0.24

Consolidated net income	0.82	0.90	0.82
Net income attributable to noncontrolling interest	(0.04)	(0.02)	0.00

Net income attributable to shareholders of Tech Data Corporation	0.78%	0.88%	0.82%

Net Sales

Our consolidated net sales were $26.5 billion in fiscal 2012, an increase of 8.7% when compared to fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted the year-over-year net sales comparison by approximately three percentage points. On a regional basis, during fiscal 2012, net sales in the Americas increased by 2.9% compared to fiscal 2011 and increased by 13.1% in Europe (an increase of 8.1% on a euro basis).

Throughout fiscal 2012, we were impacted by an overall slowing of the IT market and a challenging macro economic environment within certain European countries. Despite these factors, net sales in both the Americas and Europe regions increased during fiscal 2012 compared to fiscal 2011 primarily as a result of the flexibility of our business model to successfully navigate the changing IT market. The increase in net sales in the Americas during fiscal 2012 was primarily attributable to a generally stable demand for technology products in the region in comparison to the prior fiscal year, offset by the impact of lower sales in Brazil and Colombia during fiscal 2012 as a result of our decision to close both of these operations. The reduction in net sales in Brazil and Colombia negatively impacted the Americas growth rate in fiscal 2012 by approximately one percentage point. The increase in net sales in Europe (on a euro basis) during fiscal 2012 was primarily attributable to our acquisitions of Triade Holding B.V.’s (“Triade”) mobility, consumer electronics and IT distribution businesses in October 2010 and continued demand in the European commercial sector and for mobility products in the region compared to the prior fiscal year. While difficult to quantify due to the integration of the acquisitions into our operations, we believe the fiscal 2011 mobility and consumer electronics acquisitions contributed approximately four percentage points to our European growth rates, on a euro basis. During fiscal 2012, we experienced lower European demand for IT products in certain geographies resulting from weak economies in countries such as Spain and Portugal. This lower demand, however, was largely offset by strong sales performance in other European markets, such as Germany, U.K., France and the Netherlands.

Our consolidated net sales were $24.4 billion in fiscal 2011, an increase of 10.3% when compared to fiscal 2010. The weakening of certain foreign currencies against the U.S. dollar negatively impacted the year-over-year net sales comparison by approximately three percentage points. On a regional basis, during fiscal 2011, net sales in the Americas increased by 10.1% compared to fiscal 2010 and increased by 10.5% in Europe (an increase of 17.5% on a euro basis). The increase in net sales in both the Americas and Europe during fiscal 2011 was attributable to the robust demand environment in both regions brought about by a recovery in IT spending throughout the fiscal year and, to a lesser extent, the impact of our five acquisitions in Europe.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during fiscal both 2012 and 2011 was 5.26% and was 5.21% in fiscal 2010. The relative stability in our year-over-year gross margin is indicative of our product diversification efforts, disciplined approach to managing our customer and vendor portfolios and effective execution of our pricing management practices.

Operating Expenses

Selling, general and administrative expenses (“SG&A”)

SG&A as a percentage of net sales increased to 3.91% in fiscal 2012, compared to 3.89% in fiscal 2011. The relative stability of our SG&A as a percentage of net sales during fiscal 2012 compared to the prior year is primarily the result of increased costs incurred related to acquisitions and to support our sales growth and diversification strategies being largely offset by operating leverage on the increase in net sales and cost savings initiatives during both fiscal 2012 and 2011. In absolute dollars, SG&A increased $88.5 million in fiscal 2012 compared to fiscal 2011. The increase in SG&A during fiscal 2012 is primarily attributable to the impact of the acquisition of Triade’s mobility and consumer electronics businesses in the third quarter of fiscal 2011, the strengthening of certain foreign currencies against the U.S. dollar, increased costs incurred to support our sales growth and diversification strategies, and increased severance costs in Europe resulting from a realignment of resources in the region during the fourth quarter of fiscal 2012.

SG&A as a percentage of net sales declined to 3.89% in fiscal 2011, compared to 4.04% in fiscal 2010. The decrease in SG&A as a percentage of sales was primarily attributable to the operating leverage achieved as our net sales increased at a more rapid rate than our operating expenses. In absolute dollars, SG&A increased $56.4 million in fiscal 2011 compared to fiscal 2010. The increase in SG&A during fiscal 2011 was primarily attributable to continued investments to support sales growth and strategic initiatives and operating expenses related to acquisitions made during fiscal 2011, partially offset by the impact of weaker foreign currencies.

Loss on Disposal of Subsidiaries

We incurred losses on disposal of subsidiaries of $28.3 million during fiscal 2012 as a result of closing the Company’s in-country commercial operations in Brazil and Colombia. The loss on disposal of these subsidiaries includes a $9.9 million impairment charge on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain value-added tax receivables, and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations. The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012, were not significant to the Company’s consolidated operating results (see Note 6 and Note 13 of Notes to Consolidated Financial Statements for further discussion).

Interest Expense

Interest expense increased 4.7% to $31.3 million in fiscal 2012 compared to $29.9 million in fiscal 2011. The increase in interest expense in fiscal 2012 is primarily attributable to an increase in the average outstanding revolving credit loan balances as compared to fiscal 2011.

Interest expense increased 8.3% to $29.9 million in fiscal 2011 compared to $27.6 million in fiscal 2010. The increase in interest expense in fiscal 2011 is primarily attributable to an increase in the average outstanding revolving credit loan balances as compared to fiscal 2010.

During the fiscal years 2012, 2011 and 2010, interest expense includes non-cash interest expense of $9.0 million, $10.3 million and $10.3 million, respectively, related to the $350 million convertible senior debentures (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

Other Expense (Income), Net

Other expense (income), net, consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, approximated $1.2 million of net expense in fiscal 2012 compared to $0.4 million of net expense in fiscal 2011. The change in other expense (income), net, during fiscal 2012 is primarily attributable to an increase in foreign currency exchange losses on derivative instruments used to hedge certain financing transactions and an increase in the discount expense on the sale of accounts receivable compared to the prior year, partially offset by an increase in interest income resulting from an increase in the average short-term cash investment balances in Europe. Other expense (income), net, approximated $0.4 million of net expense in fiscal 2011 compared to $3.3 million of income in fiscal 2010. The change in other expense (income), net, during fiscal 2011 is primarily attributable to a decrease in interest income, resulting from a decrease in the average short-term cash investment balances, and greater discount expense on the sale of accounts receivable compared to the prior year. Discount on sale of accounts receivable totaled $1.1 million and $0.5 million, respectively in fiscal 2012 and 2011. There was no discount on sale of accounts receivable for fiscal 2010 as we did not sell accounts receivable during the fiscal year.

Provision for Income Taxes

Our effective tax rate was 26.6% in fiscal 2012 and 27.9% in fiscal 2011. The change in the effective tax rate during fiscal 2012 compared to fiscal 2011 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2012, we recorded an income tax benefit of $13.6 million for the reversal of deferred income tax valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. This income tax benefit was substantially offset by an income tax expense associated with the write-off of deferred and other income tax assets related to the closure of our Brazil in-country operations. On an absolute dollar basis, the provision for income taxes decreased 7.4% to $78.5 million in fiscal 2012 compared to $84.8 million in fiscal 2011. The change in the provision for income taxes is primarily due to the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.

Our effective tax rate was 27.9% in fiscal 2011 and 22.9% in fiscal 2010. The change in the effective tax rate during fiscal 2011 compared to fiscal 2010 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2010, we reversed a $5.4 million deferred tax valuation allowance in a specific European jurisdiction and recorded the amount as an income tax benefit. On an absolute dollar basis, the provision for income taxes increased 57.1% to $84.8 million in fiscal 2011 compared to $53.9 million in fiscal 2010. The change in the provision for income taxes is primarily due to higher taxable income, the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.

To the extent we generate future consistent taxable income within those operations currently requiring valuation allowances, the valuation allowances on the related deferred tax assets will be reduced, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carryforwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.

The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2012, 2011 and 2010, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate and other adjustments, including: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded valuation allowances, on deferred tax assets; iii) the reversal of income tax reserves; iv) the write-off of deferred tax assets; and (v) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $10.5 million, $4.6 million and $1.0 million, respectively, in fiscal 2012, 2011 and 2010. The net income attributable to noncontrolling interest represents Brightstar’s share of the improving results of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar as the joint venture is a consolidated subsidiary in our financial statements. The year-over-year changes can be attributed to both the improving results in the joint venture’s operations and the acquisition of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”) during the third quarter of fiscal 2011.

Impact of Inflation

During the fiscal years ended January 31, 2012, 2011 and 2010, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.

Quarterly Data—Seasonality

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we offer. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2012, 2011 and 2010:

	0000000000	0000000000	0000000000
	Years ended January 31,
	2012	2011	2010
	(In thousands)
Net cash provided by (used in):

Operating activities	$503,412	$161,300	$535,465
Investing activities	(69,268)	(173,040)	(31,527)
Financing activities	(670,841)	(206,358)	37,360

	0000000000	0000000000	0000000000
	Years ended January 31,
	2012	2011	2010
	(In thousands)
Effect of exchange rate changes on cash and cash equivalents	(21,850)	(1,090)	38,793

Net (decrease) increase in cash and cash equivalents	$(258,547)	$(219,188)	$580,091

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

Another important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. Our net cash days were 20 days at the end of fiscal 2012, which was a decrease from fiscal 2011 of four days. The following table presents the components of our cash conversion cycle, in days, as of January 31, 2012, 2011 and 2010:

	000000000000	000000000000	000000000000
	As of January 31,
	2012	2011	2010
Days of sales outstanding	37	37	38
Days of supply in inventory	24	30	26
Days of purchases outstanding	(41)	(43)	(41)

Cash conversion cycle (days)	20	24	23

Historically, we have presented certain book overdrafts, representing checks issued and wire transfers that have been initiated which have not been presented for payment to the banks, as accounts payable. Based on agreements with our banks in certain countries, we have determined that a significant portion of these book overdrafts are covered by rights of setoff in favor of the respective banks and therefore, we have classified these amounts as a reduction of cash and accounts payable as of January 31, 2012. We have adjusted the financial statements for the years ended January 31, 2011 and 2010 to reflect the right of setoff. The impact of this adjustment on prior periods was to decrease cash and accounts payable as of January 31, 2011 by $76.2 million and to increase cash flows from operating activities by $57.5 million for the year ended January 31, 2011, and to decrease cash flows from operating activities by $8.5 million for the year ended January 31, 2010. This change had the effect of reducing days of purchases outstanding by approximately one day in both fiscal 2011 and 2010. The impact of this adjustment on prior quarters in fiscal 2012 was to decrease cash and accounts payable as of October 31, July 31, and April 30, 2011 by $74.5 million, $97.8 million and $115.5 million, respectively, and to increase cash flows from operating activities by $1.7 million for the year to date period ended October 31, 2011 and to decrease cash flows from operating activities by $21.6 million and $39.2 million for the year to date periods ended July 31, 2011 and April 30, 2011, respectively. Management concluded that these adjustments are immaterial to the consolidated financial statements.

Net cash provided by operating activities was $503.4 million in fiscal 2012 compared to $161.3 million of cash provided by operating activities in fiscal 2011. The increase in cash resulting from operating activities in fiscal 2012 compared to the same period of the prior year can be attributed to i) a significant reduction in our inventories levels, and ii) the timing of both cash receipts from our customers and payments to our vendors. Net cash provided by operating activities was $161.3 million in fiscal 2011 compared to $535.5 million of cash provided by operating activities in fiscal 2010. The change in cash resulting from operating activities in fiscal 2011 compared to the same period of the prior year can be attributed to i) the timing of both cash receipts from our customers and payments to our vendors, and ii) additional working capital requirements due to the stronger net sales performance in fiscal 2011 compared to fiscal 2010 as a result of a recovery in IT spending throughout fiscal 2011.

Net cash used in investing activities of $69.3 million during fiscal 2012 is the result of $24.9 million of cash used for acquisitions in Europe and $44.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2013 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in investing activities of $173.0 million during fiscal 2011 is the net result of $141.1 million of cash used for acquisitions in Europe and $31.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe.

Net cash used in financing activities of $670.9 million during fiscal 2012 is primarily the result of $314.9 million of cash used in the repurchase of 6,736,436 shares of our common stock under our share repurchase programs, $45.4 million of net repayments on our revolving credit lines and the $350.0 million repayment of our convertible senior debentures, partially offset by $35.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”).

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

Capital Resources and Debt Compliance

We have maintained a conservative capital structure and have a debt to capital ratio of 5% at January 31, 2012. We believe this conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions worldwide. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions globally which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

The following is a detailed discussion of our various financing facilities.

Convertible Senior Debentures

In December 2006, we issued $350.0 million of 2.75% convertible senior debentures due 2026. In accordance with the terms of the debentures, in November 2011, we announced our election to fully redeem the debentures on December 20, 2011, at a redemption price equal to the principal amount of the debentures plus any accrued and unpaid interest to, but excluding, the redemption date.

As of January 31, 2012, all of the debentures had either been redeemed by us or put to us and there were no debentures outstanding. We funded the repayment of the debentures with available cash and our $500.0 million Credit Agreement, discussed below.

Loans Payable to Brightstar Corp.

As of January 31, 2012, we have two loans payable to our joint venture partner, Brightstar. The first loan was executed in October 2010, when Brightstar entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (the “Acquisition Loan”) (see Note 7 of Notes to Consolidated Financial Statements). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at January 31, 2012 totaled $14.9 million. The second loan is an interest-free revolving credit loan issued in connection with BEL’s operations (the “Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at January 31, 2012 totaled $36.6 million. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore this revolving credit loan has been classified as long-term debt in our Consolidated Balance Sheet at both January 31, 2012 and 2011.

Other Credit Facilities

In September 2011, we entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which replaced our $250.0 million Multi-currency Revolving Credit Facility scheduled to expire in March 2012. The Credit Agreement, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. The Credit Agreement expires in September 2016 and we pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There are no amounts outstanding under either of these facilities at either January 31, 2012 or 2011, respectively.

As of January 31, 2012, we maintained a Receivables Securitization Program with a syndicate of banks which allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in August 2011 and amended in December 2011. The program will expire in December 2012 and interest is to be paid on the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2012 or 2011.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $550.2 million at January 31, 2012 to support our operations.

In consideration of the financial covenants discussed below, our maximum borrowing availability on the credit facilities is approximately $1.5 billion, of which $48.0 million was outstanding at January 31, 2012. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2012, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At January 31, 2012, we had also issued standby letters of credit of $75.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above-mentioned facilities by the same amount.

In September 2011, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities. The net proceeds from any issuance of debt securities are expected to be used for general corporate purposes, including the repayment or refinancing of debt, capital expenditures and to meet working capital needs. As of January 31, 2012, we had not issued any debt securities under this shelf registration statement, nor can any assurances be given that we will issue any debt securities under this registration in the future.

Share Repurchase Programs

During fiscal 2012, the Company’s Board of Directors authorized share repurchase programs for the repurchase of up to a total of $400.0 million of the Company’s common stock. Throughout fiscal 2012, the Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on regulatory requirements, working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans and our ESPP.

During fiscal 2012, we repurchased 6,736,436 shares at an average of $46.74 per share, for a total cost, including expenses, of $314.9 million under these programs.

In conjunction with the share repurchase programs discussed above, we executed 10b5-1 plans that instruct the broker selected by us to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans and our ESPP.

Contractual Obligations

As of January 31, 2012, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000
	Operating leases	Capital lease	Debt(1)	Total
Fiscal year:
2013	$ 58,500	$ 763	$47,985	$107,248
2014	49,800	763	0	50,563
2015	43,600	763	0	44,363
2016	35,100	723	14,940	50,763
2017	14,000	643	0	14,643
Thereafter	20,200	3,320	36,306	59,826

Total payments	221,200	6,975	99,231	327,406
Less amounts representing interest	0	(463)	0	(463)

Total principal payments	$ 221,200	$6,512	$99,231	$326,943

(1)	Amounts include all debt outstanding at January 31, 2012 under the Company’s committed and uncommitted revolving credit facilities and loan payable and revolving credit loan payable to Brightstar and excludes estimated interest as the revolving credit facilities and loans payable are at variable rates of interest or interest free.

Fair value renewal and escalation clauses exist for a substantial portion of the operating leases included above. Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant, other than the IT outsourcing agreement included above, and the contracts generally contain clauses allowing for cancellation without significant penalty.

At January 31, 2012, we have $1.1 million recorded as a current liability for uncertain tax positions. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our liability for uncertain tax position has not been included in the contractual obligations table above and is not material to our consolidated financial statements (see Note 8 of Notes to Consolidated Financial Statements).

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $2.7 million at January 31, 2012 and such amounts are included in the future minimum lease payments presented above. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of January 31, 2012, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2012 and 2011, the aggregate amount of guarantees under these arrangements totaled approximately $65.4 million and $62.1 million, respectively, of which approximately $28.4 million and $43.0 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2012 and 2011, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, Brazilian real, British pound, Canadian dollar, Chilean Peso, Colombian Peso, Czech koruna, Danish krone, euros, Mexican Peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge loans, accounts receivable and accounts payable. We are also exposed to changes in interest rates primarily as a result of our short-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts hedging intercompany and loans. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, and trade receivable purchase facilities, to finance working capital needs. In order to provide an assessment of the Company’s foreign currency exchange rate and interest rate risk, the Company performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model consisted of using a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates and interest rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The VaR is the maximum expected loss in fair value for a given confidence interval to the Company’s foreign exchange portfolio due to adverse movements in the rates. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model.

The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level, calculated using the VaR model at January 31, 2012 and 2011. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR as of
	January 31, 2012	January 31, 2011
	(in thousands)
Currency rate sensitive financial instruments	$(2,322)	$(1,910)
Interest rate sensitive financial instruments	0	(82)

Combined portfolio	$(2,322)	$(1,992)

Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2012, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 21, 2012

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$505,178	$763,725
Accounts receivable, less allowance for doubtful accounts of $52,713 and $56,811	2,871,243	2,896,671
Inventories	1,802,976	2,205,394
Prepaid expenses and other assets	202,505	181,147

Total current assets	5,381,902	6,046,937
Property and equipment, net	88,595	94,315
Other assets, net	314,921	270,831

Total assets	$5,785,418	$6,412,083

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,042,809	$3,147,753
Accrued expenses and other liabilities	551,280	562,638
Revolving credit loans and current maturities of long-term debt, net	48,490	434,435

Total current liabilities	3,642,579	4,144,826
Long-term debt, less current maturities	57,253	60,076
Other long-term liabilities	83,438	68,754

Total liabilities	3,783,270	4,273,656

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2012 and 2011	89	89
Additional paid-in capital	769,826	768,757
Treasury stock, at cost (18,166,761 and 12,517,538 shares at January 31, 2012 and 2011)	(739,614)	(466,635)
Retained earnings	1,659,767	1,453,371
Accumulated other comprehensive income	283,755	358,884

Equity attributable to shareholders of Tech Data Corporation	1,973,823	2,114,466
Noncontrolling interest	28,325	23,961

Total equity	2,002,148	2,138,427

Total liabilities and equity	$5,785,418	$6,412,083

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year ended January 31,
	2012	2011	2010
Net sales	$26,488,124	$24,375,973	$22,099,876
Cost of products sold	25,094,133	23,092,685	20,947,522

Gross profit	1,393,991	1,283,288	1,152,354
Operating expenses:
Selling, general and administrative expenses	1,037,839	949,303	892,878
Loss on disposal of subsidiaries	28,294	0	0

	1,066,133	949,303	892,878

Operating income	327,858	333,985	259,476
Interest expense	31,343	29,926	27,639
Other expense (income), net	1,193	444	(3,303)

Income before income taxes	295,322	303,615	235,140
Provision for income taxes	78,474	84,752	53,940

Consolidated net income	216,848	218,863	181,200
Net income attributable to noncontrolling interest	(10,452)	(4,620)	(1,045)

Net income attributable to shareholders of Tech Data Corporation	$206,396	$214,243	$180,155

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.72	$4.41	$3.57

Diluted	$4.66	$4.36	$3.54

Weighted average common shares outstanding:
Basic	43,749	48,587	50,517

Diluted	44,327	49,085	50,938

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year ended January 31,
	2012	2011	2010
Consolidated net income	$216,848	$218,863	$181,200
Other comprehensive income:
Foreign currency translation adjustment	(76,664)	(614)	125,285

Total comprehensive income	140,184	218,249	306,485
Comprehensive income attributable to noncontrolling interest	8,917	4,703	1,318

Comprehensive income attributable to shareholders of Tech Data Corporation	$131,267	$213,546	$305,167

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Tech Data Corporation Shareholders
	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	Shares	Amount
Balance—January 31, 2009	59,239	$89	$775,754	$(331,692)	$1,058,973	$234,569	$4,320	$1,742,013
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,873	0	0	(17,684)	52,494	0	0	0	34,810
Stock-based compensation expense	0	0	11,225	0	0	0	0	11,225
Currency translation adjustment	0	0	0	0	0	125,012	273	125,285
Net income	0	0	0	0	180,155	0	1,045	181,200

Balance—January 31, 2010	59,239	89	769,295	(279,198)	1,239,128	359,581	5,638	2,094,533
Purchase of treasury stock, at cost	0	0	0	(200,000)	0	0	0	(200,000)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,072	0	0	(10,425)	12,563	0	0	0	2,138
Stock-based compensation expense	0	0	9,887	0	0	0	0	9,887
Capital contributions from joint venture partner	0	0	0	0	0	0	13,620	13,620
Currency translation adjustment	0	0	0	0	0	(697)	83	(614)
Net income	0	0	0	0	214,243	0	4,620	218,863

Balance—January 31, 2011	59,239	89	768,757	(466,635)	1,453,371	358,884	23,961	2,138,427
Purchase of treasury stock, at cost	0	0	0	(314,886)	0	0	0	(314,886)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $2,245	0	0	(9,630)	41,907	0	0	0	32,277
Stock-based compensation expense	0	0	10,699	0	0	0	0	10,699
Currency translation adjustment	0	0	0	0	0	(75,129)	(1,535)	(76,664)
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,553)	(4,553)
Net income	0	0	0	0	206,396	0	10,452	216,848

Balance—January 31, 2012	59,239	$89	$769,826	$(739,614)	$1,659,767	$283,755	$28,325	$2,002,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$26,435,178	$24,258,805	$21,927,372
Cash paid to vendors and employees	(25,827,475)	(24,008,367)	(21,329,102)
Interest paid, net	(18,313)	(15,927)	(14,015)
Income taxes paid	(85,978)	(73,211)	(48,790)

Net cash provided by operating activities	503,412	161,300	535,465

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(24,898)	(141,138)	(8,153)
Proceeds from sale of property and equipment	0	0	5,491
Expenditures for property and equipment	(13,385)	(18,614)	(14,486)
Software and software development costs	(30,985)	(13,288)	(14,379)

Net cash used in investing activities	(69,268)	(173,040)	(31,527)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	35,093	5,005	37,959
Cash paid for purchase of treasury stock	(314,886)	(200,000)	0
Capital contributions and borrowings from joint venture partner	460	34,556	23,208
Net (repayments) borrowings on revolving credit loans	(41,195)	(46,645)	(19,116)
Principal payments on long-term debt	(352,316)	(454)	(5,654)
Excess tax benefit from stock-based compensation	2,003	1,180	963

Net cash (used in) provided by financing activities	(670,841)	(206,358)	37,360

Effect of exchange rate changes on cash and cash equivalents	(21,850)	(1,090)	38,793

Net (decrease) increase in cash and cash equivalents	(258,547)	(219,188)	580,091
Cash and cash equivalents at beginning of year	763,725	982,913	402,822

Cash and cash equivalents at end of year	$505,178	$763,725	$982,913

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$206,396	$214,243	$180,155
Net income attributable to noncontrolling interest	10,452	4,620	1,045

Consolidated net income	216,848	218,863	181,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of subsidiaries	28,294	0	0
Depreciation and amortization	57,332	47,285	45,954
Provision for losses on accounts receivable	10,546	11,517	10,953
Stock-based compensation expense	10,699	9,887	11,225
Accretion of debt discount on convertible senior debentures	8,994	10,278	10,278
Deferred income taxes	(29,746)	6,972	(2,541)
Excess tax benefit from stock-based compensation	(2,003)	(1,180)	(963)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48,887)	(113,303)	(168,152)
Inventories	370,858	(349,429)	116,543
Prepaid expenses and other assets	(43,358)	(34,601)	21,290
Accounts payable	(41,081)	335,813	328,122
Accrued expenses and other liabilities	(35,084)	19,198	(18,444)

Total adjustments	286,564	(57,563)	354,265

Net cash provided by operating activities	$503,412	$161,300	$535,465

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. The Company serves as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value-added services. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. The Company is managed in two geographic segments: the Americas (including North America and South America) and Europe.

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

Service revenue associated with configuration, training and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2012, 2011 and 2010.

The Company generated approximately 25%, 27% and 28% of consolidated net sales in fiscal 2012, 2011 and 2010, respectively, from products purchased from Hewlett-Packard Company. There were no other vendors and no customers that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2012, 2011 or 2010.

Cash and Cash Equivalents

Short-term investments which are highly liquid and have an original maturity of 90 days or less are considered cash equivalents.

Historically, the Company presented certain book overdrafts, representing checks issued and wire transfers that have been initiated which have not been presented for payment to the banks, as accounts payable. Based on its agreements with its banks in certain countries, the Company has determined that a significant portion of these book overdrafts are covered by rights of setoff in favor of the respective banks and therefore, the Company has classified these amounts as a reduction of cash and accounts payable as of January 31, 2012. The Company has adjusted its financial statements for the years ended January 31, 2011 and 2010 to reflect the right of setoff. The impact of this adjustment on prior periods was to decrease cash and accounts payable as of January 31, 2011 by $76.2 million and to increase cash flows from operating activities by $57.5 million for the year ended January 31, 2011 and to decrease cash flows from operating activities by $8.5 million for the year ended January 31, 2010. The impact of this adjustment on prior quarters in fiscal 2012 was to decrease cash and accounts payable as of October 31, July 31, and April 30, 2011 by $74.5 million, $97.8 million and $115.5 million, respectively, and to increase cash flows from operating activities by $1.7 million for the year to date period ended October 31, 2011 and to decrease cash flows from operating activities by $21.6 million and $39.2 million for the year to date periods ended July 31, 2011 and April 30, 2011, respectively. Management concluded that these adjustments are immaterial to the consolidated financial statements.

The Company had other book overdrafts included in accounts payable of $28.7 million and $20.1 million at January 31, 2012 and 2011, respectively, related to bank accounts where a right of setoff does not exist.

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

Intangible Assets

Included within other assets at both January 31, 2012 and 2011 are certain intangible assets including capitalized software and development costs, as well as customer and vendor relationships, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.

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

Product Warranty

The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2012, 2011 and 2010.

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

The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, South America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2012, 2011 or 2010.

The Company also enters into foreign currency exchange contracts. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, the Company believes any loss would be limited in most circumstances to the exchange rate differential from the time the contract was executed until the time the contract was settled. The Company’s foreign currency exchange contracts are executed with various financial institutions globally that are monitored on a regular basis by the Company for credit quality.

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

The Company’s accumulated other comprehensive income (loss) included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including income taxes attributable to those changes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2012, 2011 and 2010, respectively.

Comprehensive income attributable to shareholders of the Company decreased during the fiscal year ended January 31, 2012 as compared to the prior year primarily as a result of the strengthening of the U.S. dollar against most currencies in which the Company operated at January 31, 2012 compared to January 31, 2011. Comprehensive income attributable to shareholders of the Company decreased during the fiscal year ended January 31, 2011 as compared to the prior year due to strengthening U.S. dollar against most foreign currencies in which the Company operated during fiscal 2011. The spot rate of the U.S. dollar was relatively stable versus other foreign currencies at January 31, 2011 compared to January 31, 2010.

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

This standard is effective for the Company beginning February 1, 2012, and is required to be applied retrospectively, with early adoption permitted. The Company has early adopted this standard as of January 31, 2012, which had no impact on its consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB and International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This accounting standard is effective for the Company beginning with the quarter ending April 30, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 9—Employee Benefit Plans) using the if-converted and treasury stock methods, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended January 31, 2012			Year ended January 31, 2011			Year ended January 31, 2010
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-attributable to shareholders of Tech Data - basic	$206,396	43,749	$4.72	$214,243	48,587	$4.41	$180,155	50,517	$3.57

Effect of dilutive securities:
Equity-based awards	0	578		0	498		0	421

Net income per common share attributable to shareholders of Tech Data - diluted	$206,396	44,327	$4.66	$214,243	49,085	$4.36	$180,155	50,938	$3.54

At January 31, 2012, 2011 and 2010, there were 16,382, 564,776 and 2,421,279 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company’s $350.0 million convertible senior debentures issued in December 2006 were repaid during December 2011. The $350.0 million convertible senior debentures did not impact earnings per share at January 31, 2011 or 2010, as the conditions for the contingent conversion feature had not been met (see further discussion in Note 7—Debt).

NOTE 3 — PROPERTY AND EQUIPMENT, NET

	January 31,
	2012	2011
	(In thousands)
Land	$4,727	$4,938
Buildings and leasehold improvements	81,818	77,794
Furniture, fixtures and equipment	338,789	340,109

	425,334	422,841
Less accumulated depreciation	(336,739)	(328,526)

	$88,595	$94,315

Depreciation expense included in income for the years ended January 31, 2012, 2011 and 2010 totaled $21.9 million, $21.0 million and $23.8 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance of $97.3 million and $70.4 million at January 31, 2012 and 2011, respectively, is included within “other assets, net” in the Consolidated Balance Sheet.

The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2012, are as follows:

	Americas	Europe	Total
		(In thousands)
Balance as of February 1, 2011	$2,966	$67,460	$70,426
Goodwill acquired during the year	0	31,011	31,011
Foreign currency translation adjustment	0	(4,156)	(4,156)

Balance as of February 1, 2012	$2,966	$94,315	$97,281

The increase in goodwill during fiscal 2012 is the result of the Company’s acquisitions in Europe (see also Note 5 – Acquisitions).

In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2012. The impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value of the Company’s reporting units, including goodwill. As a result, no goodwill impairment was recorded at January 31, 2012.

Also included within “other assets, net” are intangible assets as follows:

	January 31, 2012			January 31, 2011
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Capitalized software and development costs	$302,326	$223,148	$79,178	$280,751	$208,799	$71,952
Customer and vendor relationships	98,080	36,544	61,536	85,076	26,059	59,017
Other intangible assets	9,636	4,505	5,131	10,041	3,031	7,010

Total	$410,042	$264,197	$145,845	$375,868	$237,889	$137,979

The Company capitalized intangible assets of $48.2 million, $76.5 million and $19.1 million for the years ended January 31, 2012, 2011 and 2010, respectively. For fiscal 2012, these capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations and customer and vendor relationships related to the Company’s acquisitions during fiscal 2012. For fiscal 2011, these capitalized assets resulted primarily from customer and vendor relationships related to the Company’s acquisitions during fiscal 2011 (see also Note 5 – Acquisitions). There was no interest capitalized during any of the fiscal years ended January 31, 2012, 2011 and 2010.

The weighted average amortization period for all intangible assets capitalized during fiscal 2012 approximated six years and approximated five years and six years for fiscal 2011 and 2010, respectively. The weighted average amortization period of all intangible assets was approximately six years for fiscal 2012, 2011 and 2010, respectively.

Amortization expense for the fiscal years ended January 31, 2012, 2011 and 2010, totaled $35.4 million, $26.3 million and $22.2 million, respectively. Estimated amortization expense of capitalized software and development costs placed in service at January 31, 2012, and customer and vendor relationships and other intangible assets is as follows (in thousands):

Fiscal year:
2013	$30,700
2014	27,300
2015	21,800
2016	14,300
2017	10,500

NOTE 5 — ACQUISITIONS

Acquisition of Triade Holding B.V. (“Triade”)

On October 1, 2010, the Company completed the acquisition of all of the outstanding shares of Triade, a privately-held portfolio of leading value-added distributors of consumer electronics and information technology products in the Benelux region, Denmark and Norway, for a purchase price of $58.5 million, of which $57.2 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The Company believes the acquisition of Triade strengthens the Company’s presence in these countries and has enabled the Company to accelerate its diversification strategy into the consumer electronics business in Europe, while leveraging the Company’s existing infrastructure.

The Company has accounted for the Triade acquisition as a business combination and the purchase price was assigned to the assets acquired, including cash of $1.1 million, accounts receivable, inventory and certain other tangible assets totaling $181.3 million, and liabilities assumed totaling $185.2 million, at their estimated fair value as of the acquisition date. The allocation of identifiable intangible assets and goodwill, based on foreign currency exchange rates on the date of acquisition, includes $25.5 million for customer and vendor relationships with estimated useful lives of seven years, $1.9 million for trademarks with an estimated useful life of 10 years and $33.9 million of goodwill, none of which are deductible for tax purposes.

Acquisition of Mobile Communication Company B.V. and Mobile Communications Company Belgium N.V. (collectively “MCC”)

In a transaction related to the discussion above, on October 1, 2010, Brightstar Europe Limited (“BEL”), a consolidated joint venture between the Company and Brightstar Corp. (“Brightstar”) completed the acquisition of all of the outstanding shares of certain of Triade’s mobility subsidiaries in Belgium and the Netherlands (“MCC”) for a purchase price of $58.8 million, of which $57.8 million was paid in cash (based on the foreign currency exchange rates on the date of acquisition). The Company and Brightstar each contributed 50% of the purchase price to BEL to fund the acquisition. Brightstar’s funding was comprised of a capital contribution and a loan to BEL. The Company believes BEL’s acquisition of MCC has significantly extended BEL’s mobility operations in Europe.

BEL’s acquisition of MCC and the related financing was a reconsideration event under the variable interest entity (“VIE”) accounting standards. Based on the final structure of BEL and related analysis of the MCC acquisition, the Company concluded that the joint venture continued to be a VIE and the results of BEL (including MCC) will continue to be consolidated in the Company’s financial statements. The portion of the joint venture not owned by the Company will continue to be recognized as a noncontrolling interest in the Company’s consolidated financial statements.

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

Other Acquisitions

During fiscal 2012, the Company made two business acquisitions in the European technology distribution marketplace comprised of the distribution business of Mensch und Maschine Software SE, a leading value-added distributor in the design software market in several European countries and an additional value-added specialty software distributor in Belgium. These acquisitions, while not material to the Company’s consolidated financial results, strengthen the Company’s position as Autodesk, Inc.’s leading value-added distributor by establishing a presence in Benelux and Romania, extending the Company’s product portfolio to include the Autodesk, Inc. software for the manufacturing industry in Italy, France, UK and Poland and adding a number of highly skilled and qualified professionals, while leveraging the Company’s existing logistics infrastructure in Europe.

In addition to the Triade and MCC acquisitions in fiscal 2011, the Company completed four other acquisitions in Europe that further strengthened the Company’s European enterprise, broadline and mobility businesses. The aggregate purchase price for these acquisitions was $36.4 million, of which $29.0 million was paid in cash (based on the foreign currency exchange rate on the date of acquisition). The acquisitions have been accounted for as business combinations and the total purchase price of the acquisitions has been assigned to the assets acquired, including accounts receivable, inventory and certain other assets totaling $24.4 million and liabilities assumed totaling $13.9 million, at their estimated fair value as of the acquisition dates. The allocation of the identifiable intangible assets includes $13.3 million for customer and vendor relationships with estimated useful lives of five years, $5.4 million for a noncompete agreement with an estimated useful life of four years, and $7.2 million of goodwill, none of which are deductible for tax purposes.

Proforma Financial Information

Proforma information for the Company’s acquisitions during fiscal 2012, 2011 and 2010 has not been presented as these acquisitions were not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

NOTE 6 — LOSS ON DISPOSAL OF SUBSIDIARIES

In the fourth quarter of fiscal 2012, as part of the Company’s ongoing initiatives to optimize profitability and return on invested capital in Latin America, the decision was made to close the Company’s in-country commercial operations in Brazil and Colombia by the end of fiscal 2012. During the fourth quarter of fiscal 2012, the Company recorded a loss on disposal of these subsidiaries of $28.3 million, which includes a $9.9 million impairment on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain value-added tax receivables and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries”, which is a component of operating income. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations (see further discussion in Note 13—Commitments and Contingencies). The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012 were not significant to the Company’s consolidated operating results.

NOTE 7 — DEBT

	January 31,
	2012	2011
	(In thousands)
Convertible senior debentures, interest at 2.75% payable semi-annually, due December 2026	$0	$350,000
Less—unamortized debt discount	0	(8,993)

Convertible senior debentures, net	0	341,007
Capital leases	6,512	7,325
Loan payable to Brightstar Corp., interest at LIBOR plus 4.0% payable annually, due September 2015	14,940	15,203
Interest-free revolving credit loan payable to Brightstar Corp.	36,306	38,045
Other committed and uncommitted revolving credit facilities, average interest rate of 6.27% and 3.27% at January 31, 2012 and 2011, expiring on various dates through fiscal 2013	47,985	92,931

	105,743	494,511
Less—current maturities (included as “Revolving credit loans and current portion of long-term debt, net”)	(48,490)	(434,435)

Total Long-term debt	$57,253	$60,076

Convertible Senior Debentures

In December 2006, the Company issued $350.0 million of 2.75% convertible senior debentures due 2026. In accordance with the accounting rules regarding the accounting treatment for convertible debt instruments requiring or permitting partial cash settlement upon conversion, the Company accounted for the debt and equity components of the debentures in a manner that reflects the estimated non-convertible debt borrowing rate at the date of the issuance of the debentures at 6.30%. Under this accounting treatment, during the fiscal year ended January 31, 2012, the Company recorded contractual interest expense of $8.4 million and non–cash interest expense of $9.0 million related to the debentures and for each of the fiscal years ended January 31, 2011 and 2010, the Company recorded contractual interest expense of $9.6 million and non-cash interest expense of $10.3 million, respectively, related to the debentures.

In accordance with the terms of the debentures, in November 2011, the Company announced its election to fully redeem the debentures on December 20, 2011, at a redemption price equal to the principal amount of the debentures plus any accrued and unpaid interest to, but excluding, the redemption date. As of January 31, 2012, all of the debentures had either been redeemed or put to the Company and there were no debentures outstanding. The Company funded the repayment of the debentures with available cash and the Company’s $500.0 million Credit Agreement, discussed below.

Loans Payable to Brightstar Corp.

In October 2010, Brightstar entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (the “Acquisition Loan”) (see Note 5 – Acquisitions). The Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest of the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1.

The Company also has an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (the “Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan has been classified as long-term debt in the Company’s Consolidated Balance Sheet at both January 31, 2012 and 2011.

Other Facilities

In September 2011, the Company entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which replaced the Company’s $250.0 million Multi-currency Revolving Credit Facility scheduled to expire in March 2012. The Credit Agreement, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. The Company has also provided a guarantee of certain of its significant subsidiaries. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There are no amounts outstanding under either of these facilities at either January 31, 2012 or 2011, respectively.

The Company has an agreement (the “Receivables Securitization Program”) with a syndicate of banks that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, which was renewed in August 2011 and amended in December 2011, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $619.8 million and $549.8 million at January 31, 2012 and 2011, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The program will expire in December 2012 and the Company will pay interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There are no amounts outstanding under this program at either January 31, 2012 or 2011.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $550.2 million at January 31, 2012 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on the credit facilities is approximately $1.5 billion, of which $48.0 million was outstanding at January 31, 2012. The Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2012, the Company was in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities. At January 31, 2012, the Company had also issued standby letters of credit of $75.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s available capacity under the above-mentioned facilities by the same amount.

Future payments of debt and capital leases at January 31, 2012 and for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2013	$48,748
2014	763
2015	763
2016	15,663
2017	643
Thereafter	39,626

Total payments	106,206
Less amounts representing interest on capital leases	(463)

Total principal payments	$105,743

NOTE 8 — INCOME TAXES

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

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$65,526	$46,356	$27,431
State	1,694	897	916
Foreign	41,000	30,527	28,134

Total current	108,220	77,780	56,481

Deferred:
Federal	(20,119)	(1,496)	2,403
State	115	1,862	538
Foreign	(9,742)	6,606	(5,482)

Total deferred	(29,746)	6,972	(2,541)

	$78,474	$84,752	$53,940

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended January 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.6	0.5
Net changes in deferred tax valuation allowances	(3.4)	(1.2)	(3.3)
Tax on foreign earnings different than U.S. rate	(10.1)	(8.3)	(9.7)
Nondeductible interest	1.5	1.3	3.0
Reserve established for foreign income tax contingencies	0.1	0.5	0.1
Reversal of previously accrued income tax reserves	(0.4)	(0.2)	(1.4)
Effect of company-owned life insurance	0	(0.5)	(1.0)
Disposal of subsidiaries	2.9	0	0
Other, net	0.6	0.7	(0.3)

	26.6%	27.9%	22.9%

In fiscal 2012, the Company recorded an income tax benefit of $13.6 million for the reversal of deferred tax valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. This income tax benefit was substantially offset by an income tax expense associated with the write-off of deferred and other income tax assets related to the closure of the Brazil in-country commercial operations.

In fiscal 2010, an income tax benefit of $5.4 million was recognized for the reversal of a deferred tax valuation allowance related to a specific European jurisdiction, which had been recorded in prior fiscal years.

The components of pretax income are as follows:

	Year ended January 31,
	2012	2011	2010
	(In thousands)
United States	$133,274	$135,039	$92,551
Foreign	162,048	168,576	142,589

	$295,322	$303,615	$235,140

The significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2012	2011
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$48,111	$40,431
Capitalized marketing program costs	4,008	2,639
Convertible senior debentures interest	0	27,514
Goodwill	2,711	3,061
Deferred costs currently deductible	14,468	13,914
Other, net	5,333	8,050

Total deferred tax liabilities	74,631	95,609

Deferred tax assets:
Accrued liabilities	43,521	52,137
Loss carryforwards	130,396	140,558
Amortizable goodwill	16,109	19,627
Depreciation and amortization	5,945	4,902
Disallowed interest expense	16,693	19,236
Other, net	15,960	12,381

	228,624	248,841
Less: valuation allowances	(158,613)	(186,586)

Total deferred tax assets	70,011	62,255

Net deferred tax liability	$4,620	$33,354

The net change in the deferred tax valuation allowances was a decrease of $28.0 million in fiscal 2012, primarily resulting from the utilization of net operating losses. The net change in the deferred tax valuation allowances was an increase of $0.7 million in fiscal 2011 and an increase of $10.2 million in fiscal 2010. The valuation allowances at both January 31, 2012 and 2011 primarily relate to foreign net operating loss carryforwards. The Company’s foreign net operating loss carryforwards totaled $641.0 million and $686.4 million at January 31, 2012 and 2011, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2013 through 2025. The Company evaluates a variety of factors in determining the realizability of deferred tax assets, including the scheduled reversal of temporary differences, historical and projected future taxable income, and prudent and feasible tax planning strategies.

To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination was made.

In conjunction with the acquisitions of Triade and MCC during fiscal 2011, the Company recorded a $9.2 million long-term deferred tax liability (see also Note 5 – Acquisitions).

At January 31, 2012, there are $207.3 million of consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2012 and 2011 and 2010 is as follows (in thousands):

Gross unrecognized tax benefits at January 31, 2009	$4,663
Increases in tax positions for current year	1,071
Expiration of statutes of limitation	(2,770)
Settlements	(223)
Changes due to translation of foreign currencies	366

Gross unrecognized tax benefits at January 31, 2010	3,107
Increases in tax positions for prior years	2,742
Increases in tax positions for current year	86
Expiration of statutes of limitation	(860)

Gross unrecognized tax benefits at January 31, 2011	5,075
Increases in tax positions for prior years	1,590
Decreases in tax positions for prior years	(208)
Increases in tax positions for current year	56
Expiration of statutes of limitation	(791)
Settlements	(1,990)
Changes due to translation of foreign currencies	(47)

Gross unrecognized tax benefits at January 31, 2012	$3,685

At January 31, 2012, 2011 and 2010, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.5 million, $5.1 million and $3.1 million, respectively.

Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2012 totaled $2.5 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2012, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2012, 2011 and 2010 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2012, 2011 and 2010, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.

The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2009. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 9 — EMPLOYEE BENEFIT PLANS

Overview of Equity Incentive Plans

At January 31, 2012, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 3.2 million shares remain available for future grant at January 31, 2012. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

For the fiscal years ended January 31, 2012, 2011 and 2010, the Company recorded $10.7 million, $9.9 million and $11.2 million, respectively, of stock-based compensation expense, and related income tax benefits of $2.9 million, $2.8 million and $2.6 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2012, 2011 and 2010 was $35.1 million, $5.0 million and $38.0 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $2.2 million, $1.1 million and $1.9 million, respectively, for the fiscal years ended January 31, 2012, 2011 and 2010.

Restricted Stock

The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest annually between three and four years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $9.4 million, $7.5 million and, $7.4 million for the vesting of RSUs during fiscal 2012, 2011 and 2010, respectively.

A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2012 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2011	543,841	$38.60
Granted	272,949	48.53
Vested	(210,094)	37.40
Canceled	(38,198)	41.35

Outstanding at January 31, 2012	568,498	43.74

The total fair value of RSUs which vested during the fiscal years ended January 31, 2012, 2011 and 2010 is $7.9 million, $7.1 million and $9.4 million, respectively. As of January 31, 2012, the unrecognized stock-based compensation expense related to non-vested RSUs was $19.9 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).

MV Stock-settled SARs, MVOs and Stock Options

MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of an MV Stock-settled SAR will only receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap and the grant price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ Stock Market, Inc. on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). MV Stock-settled SARs, MVOs and stock options vest annually between three and four years from the date of grant and have a contractual term of ten years.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2012 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2011	2,881,356	$35.36
Granted	12,882	48.79
Exercised	(1,215,028)	37.76
Canceled	(27,810)	23.95

Outstanding at January 31, 2012	1,651,400	33.89	4.2	$29,783

Vested and expected to vest at January 31, 2012	1,638,799	33.95	4.1	29,444

Exercisable at January 31, 2012	1,296,587	36.72	3.3	19,712

Stock-based compensation expense includes $1.3 million, $2.4 million and $3.8 million for the vesting of MV Stock-settled SARS and MVOs during fiscal 2012, 2011 and 2010, respectively.

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2012 and the grant price for all “in-the-money” equity-based awards at January 31, 2012. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2012, 2011 and 2010 was $14.1 million, $5.3 million and $19.7 million, respectively. As of January 31, 2012, the Company expects $2.0 million of total unrecognized compensation cost related to MV Stock-settled SARs and MVOs to be recognized over the next three fiscal years (over a weighted-average period of one year). The total fair value of MV Stock-settled SARs and MVOs which vested during the fiscal years ended January 31, 2012, 2011 and 2010 was $1.5 million, $4.5 million and $1.9 million, respectively. The weighted-average estimated fair value of the 12,882 and 17,799 MVOs granted during the fiscal years ended January 31, 2012 and 2011 was $10.78 and $7.97, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models.

A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2012, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/12	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/12	Weighted- average exercise price
$21.13 – $21.13	339,766	7.1	$21.13	23,648	$21.13
24.04 – 35.38	340,329	3.9	31.80	332,914	31.81
35.95 – 36.66	84,000	4.5	36.58	84,000	36.58
37.04 – 37.04	295,130	4.2	37.04	295,130	37.04
37.06 – 41.08	450,116	2.7	39.24	446,725	39.25
41.55 – 48.79	138,559	2.2	44.09	110,670	43.38
51.17 – 51.17	3,500	0.1	51.17	3,500	51.17

	1,651,400	4.2	33.89	1,296,587	36.72

The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards (see further discussion of the Company’s share repurchase program in Note 10 – Shareholders’ Equity below).

Employee Stock Purchase Plan

Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2012, the Company has issued 472,442 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year.

Retirement Savings Plan

The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched monthly in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.5 million, $2.3 million and $0.1 million for fiscal years 2012, 2011 and 2010, respectively. The Company suspended the employer match for the 401(k) during the calendar year ended December 31, 2009, which was subsequently reinstated effective January 2010. At January 31, 2012 and 2011, the number of shares of Tech Data common stock held by the Company’s 401(k) Savings Plan totaled 157,722 and 184,699 shares, respectively.

NOTE 10 — SHAREHOLDERS’ EQUITY

During fiscal 2012, the Company’s Board of Directors authorized share repurchase programs for the repurchase of up to a total of $400.0 million of the Company’s common stock. The Company’s share repurchases were made on the open market through block trades or otherwise. The number of shares purchased and the timing of the purchases were based on regulatory requirements, working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive plans and the ESPP.

The Company’s common share repurchase and issuance activity for fiscal 2012 and 2011 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2010	7,776,419	$35.90
Shares of common stock repurchased under share repurchase programs	5,084,770	39.33
Shares of treasury stock reissued	(343,651)

Treasury stock balance at January 31, 2011	12,517,538	37.28
Shares of common stock repurchased under share repurchase programs	6,736,436	46.74
Shares of treasury stock reissued	(1,087,213)

Treasury stock balance at January 31, 2012	18,166,761	40.71

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities carried or disclosed at fair value are classified in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at January 31, 2012 and 2011 was an unrealized gain of $6.6 million and $11.1 million, respectively, included in other current assets and an unrealized loss of $11.9 million and $11.3 million, respectively, included in other current liabilities (see further discussion below in Note 12 – Derivative Instruments).

The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The fair value of the Company’s nonqualified deferred compensation plan investments and related liability at January 31, 2012 is $32.7 million and $29.5 million, respectively.

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

NOTE 12 — DERIVATIVE INSTRUMENTS

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

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, Brazilian real, British pound, Canadian dollar, Chilean peso, Colombian peso, Czech koruna, Danish krone, euros, Mexican peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc.

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange loss of $4.1 million, $6.7 million and $34.9 million, respectively, for the fiscal years ended January 31, 2012, 2011 and 2010. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 11 – Fair Value of Financial Instruments.

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

The Company’s monthly average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2012 and 2011 are $1.5 billion and $1.3 billion, respectively, with average maturities of 37 days and 40 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

The Company’s foreign currency forward contracts are also discussed in Note 11 – Fair Value of Financial Instruments.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, the majority of which expire at various dates through fiscal 2019. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $56.5 million, $53.5 million and $55.5 million in fiscal years 2012, 2011 and 2010, respectively. Future minimum lease payments at January 31, 2012, under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2013	$58,500
2014	49,800
2015	43,600
2016	35,100
2017	14,000
Thereafter	20,200

Total payments	$221,200

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

The sum of future minimum lease payments under the Synthetic Lease at January 31, 2012, which are included in the future minimum lease payments presented above, was approximately $2.7 million.

The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7—Debt. As of January 31, 2012, the Company was in compliance with all such covenants.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $32.0 million as of January 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s

Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Due to the complex nature of the Brazilian tax system, the Company is unable to determine the likelihood of these examinations resulting in assessments. Such assessments cannot be reasonably estimated at this time, but could be material to the Company’s consolidated results of operations for any particular period, depending upon the level of income for such period. However, the Company believes such assessments, if they were to occur, would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2012 and 2011, the aggregate amount of guarantees under these arrangements totaled $65.4 million and $62.1 million, respectively, of which $28.4 million and $43.0 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

NOTE 14 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Year ended January 31,
	2012	2011	2010
Net sales to unaffiliated customers
Americas	$10,839,044	$10,534,531	$9,570,088
Europe	15,649,080	13,841,442	12,529,788

Total	$26,488,124	$24,375,973	$22,099,876

Operating income
Americas(1)	$174,882	$183,639	$143,869
Europe	163,675	160,233	126,832
Stock-based compensation expense	(10,699)	(9,887)	(11,225)

Total	$327,858	$333,985	$259,476

Depreciation and amortization
Americas	$16,338	$16,200	$16,004
Europe	40,994	31,085	29,950

Total	$57,332	$47,285	$45,954

Capital expenditures
Americas	$29,338	$18,392	$17,365
Europe	15,032	13,510	11,500

Total	$44,370	$31,902	$28,865

Identifiable assets
Americas	$1,855,914	$1,996,765	$2,119,467
Europe	3,929,504	4,415,318	3,576,986

Total	$5,785,418	$6,412,083	$5,696,453

Goodwill:
Americas	$2,966	$2,966	$2,966
Europe(2)	94,315	67,460	14,053

Total	$97,281	$70,426	$17,019

Acquisition-related intangible assets, net:
Americas	$0	$0	$0
Europe(2)	61,000	53,581	11,286

Total	$61,000	$53,581	$11,286

(1)	The decrease in operating income in the Americas for the fiscal year ended January 31, 2012, is primarily the result of $28.3 million loss related to the closure of the operations in Brazil and Colombia during the fourth quarter of fiscal 2012.
(2)	The increase in goodwill and acquisition-related intangible assets, net, at both January 31, 2012 and 2011, is the result of the European acquisitions completed during fiscal 2012 and fiscal 2011, respectively (see further discussion in Note 4—Goodwill and Intangible Assets and Note 5—Acquisitions).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2012 and 2011 is as follows:

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2012:
Net sales	$6,332,128	$6,449,461	$6,593,983	$7,112,552

Gross profit	$333,462	$340,838	$344,747	$374,944

Consolidated net income	$48,720	$51,756	$57,163	$59,209

Net income attributable to shareholders of Tech Data Corporation	$48,701	$50,107	$53,519	$54,069

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.04	$1.11	$1.27	$1.31

Diluted	$1.03	$1.10	$1.26	$1.29

	Quarter ended
	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2011:
Net sales	$5,621,055	$5,473,961	$6,163,762	$7,117,195

Gross profit	$292,803	$287,537	$324,202	$378,746

Consolidated net income	$45,644	$40,832	$51,163	$81,224

Net income attributable to shareholders of Tech Data Corporation	$45,633	$40,855	$50,458	$77,297

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.89	$0.82	$1.08	$1.66

Diluted	$0.88	$0.82	$1.07	$1.63

During the fourth quarter of fiscal 2012, the Company recorded a $28.3 million loss on disposal of subsidiaries related to the closure of the commercial operations in Brazil and Colombia, which decreased diluted earnings per share by $0.46 for the quarter ended January 31, 2012 (see also Note 6 – Loss on Disposal of Subsidiaries).

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

Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2012. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the objectives of the disclosure controls and procedures are met as of January 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision, and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we have concluded that, as of January 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of January 31, 2012 has been audited by Ernst & Young LLP, the independent registered certified public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of

Tech Data Corporation

We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tech Data Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2012, of Tech Data Corporation and subsidiaries and our report dated March 21, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 21, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2012 Annual Meeting of Shareholders will be filed with the SEC prior to May 31, 2012.

Audit Committee

Tech Data has a separately designated, standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are Charles E. Adair, Maximilian Ardelt, Harry J. Harczak, Jr., and Savio W. Tung.

Audit Committee Financial Expert

The Board of Directors of Tech Data has determined that Charles E. Adair, Chairman of the Audit Committee, and Harry J. Harczak, Jr. are audit committee financial experts as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act, and all members of the Audit Committee are independent within the meaning of applicable SEC rule and listing standards.

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

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2012 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives	Weighted average exercise price of outstanding equity-based incentives(1)	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation (2)	2,168,336	$24.87	3,247,797
Employee stock purchase	0	0	527,558
Non-employee directors’ equity compensation	22,500	35.25	0

Total	2,190,836	24.98	3,775,355
Employee equity compensation plan not approved by shareholders	29,062	42.56	0

Total	2,219,898	25.21	3,775,355

(1)	The calculation of the weighted average exercise price includes restricted stock awards that do not have an exercise price. Excluding the restricted stock awards, the weighted average exercise price of outstanding options and maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) would be $33.73 for equity compensation plans approved by security holders, $42.56 for equity compensation plans not approved by shareholders and $33.89 for all equity compensation plans.

(2)	The equity-based incentives outstanding include 984,934 MV Stock-settled SARs at an average exercise price of $32.57. Assuming the maximum cap of $20 is reached, the maximum number of shares that would be issued from the exercise of MV Stock-settled SARs would be approximately 382,000 shares. The total of equity-based incentives outstanding also includes 62,994 shares outstanding for non-employee directors.

The information required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated by reference to the Company’s Proxy Statement.

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

Information regarding principal accountant fees and services is set forth under the caption “Independent Registered Certified Public Accounting Firm Fees” in the Company’s Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
3-N(20)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 23, 2009 with the Secretary of the State of Florida

3(ii)(19)	Bylaws of Tech Data Corporation as adopted by the Board of Directors on March 24, 2009 and approved by the Shareholders on June 10, 2009.

10-NN(4)	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan

10-OO(4)	1995 Employee Stock Purchase Plan

10-AAa(5)	Transfer and Administration Agreement dated May 19, 2000

10-AAi(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAt(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAaa(3)	2005 Deferred Compensation Plan

10-AAbb(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000

10-AAcc(8)	Executive Severance Plan, effective March 31, 2005

10-AAdd(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAee(8)	Executive Incentive Plan – April 2005

10-AAii(9)	Amendment No. 10 to Transfer and Administration Agreement

10-AAjj(10)	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006

10-AAnn(11)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(11)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(12)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AArr(13)	Third Amended and Restated Credit Agreement dated as of March 20, 2007 (including related Amended and Restated Guaranty Agreement and Increditor Agreement)

10-AAss(13)	Third Omnibus Amendment dated as of March 20, 2007

10-AAtt(13)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

Exhibit Number	Description
10-AAuu(13)	Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(14)	Equity Incentive Bonus Plan

10-AAxx(14)	Trade Receivables Purchase Agreement

10-AAyy(15)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-AAzz(16)	First Amendment to Trade Receivables Purchase Agreement.

10-BBa(17)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(17)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(17)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(18)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-BBe(20)	2009 Equity Incentive Plan of Tech Data Corporation

10-BBf(21)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-BBg(22)	Revolving Uncommitted Trade Receivables Purchase Agreement dated January 27, 2010

10-BBh(23)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-BBi(24)	First Amendment to the Third Amended and Restated Credit Agreement dated as of March 20, 2007

10-BBj(25)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-BBk(25)	Credit Agreement dated as of September 27, 2011

10-BBl(1)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-BBm(1)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

21-A(1)	Subsidiaries of Registrant

23-A(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101(26)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2012 and January 31, 2011; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2012, 2011 and 2010; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2012, 2011 and 2010; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2012, 2011 and 2010; (vi) Notes to the Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II detail tagged.

(1)	Filed herewith.
(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.
(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.
(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.
(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.
(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.
(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.
(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.
(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.
(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.
(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.
(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.
(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2007, File No. 0-14625.
(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.
(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.
(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2008, File No. 0-14625.
(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.
(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.
(19)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated June 10, 2009, File No. 0-14625.
(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.
(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.
(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2010, File No. 0-14625.
(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.
(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2011, File No. 0-14625.
(25)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(26)

Pursuant to the applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SCHEDULE II

TECH DATA CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2012	$56,811	$10,546	$(30,772)	$16,128	$52,713
2011	54,627	11,517	(20,970)	11,637	56,811
2010	55,598	10,953	(38,564)	26,640	54,627

(1)	“Other” primarily includes recoveries, dispositions and the effect of fluctuations in foreign currency.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2012.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chief Executive Officer, Director (principal executive officer)	March 21, 2012

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer, Director (principal financial officer)	March 21, 2012

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	March 21, 2012

/s/ STEVEN A. RAYMUND Steven A. Raymund	Chairman of the Board of Directors	March 21, 2012

/s/ CHARLES E. ADAIR Charles E. Adair	Director	March 21, 2012

/s/ MAXIMILIAN ARDELT Maximilian Ardelt	Director	March 21, 2012

/s/ HARRY J. HARCZAK, JR. Harry J. Harczak, Jr.	Director	March 21, 2012

/s/ KATHLEEN MISUNAS Kathleen Misunas	Director	March 21, 2012

/s/ THOMAS I. MORGAN Thomas I. Morgan	Director	March 21, 2012

Signature	Title	Date

/s/ SAVIO W. TUNG	Director	March 21, 2012
Savio W. Tung

/s/ DAVID M. UPTON	Director	March 21, 2012
David M. Upton