Form 10-Q
period 2012-04-30
TECH DATA CORP
filed 2012-05-31
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2012
Common stock, par value $.0015 per share	39,869,249

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three Months Ended April 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	April 30, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447,038	$505,178
Accounts receivable, less allowance for doubtful accounts of $51,895 and $52,713	2,656,030	2,871,243
Inventories	1,949,279	1,802,976
Prepaid expenses and other assets	184,928	202,505

Total current assets	5,237,275	5,381,902
Property and equipment, net	88,246	88,595
Other assets, net	318,662	314,921

Total assets	$5,644,183	$5,785,418

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,952,182	$3,042,809
Accrued expenses and other liabilities	483,060	551,280
Revolving credit loans and current maturities of long-term debt	30,933	48,490

Total current liabilities	3,466,175	3,642,579
Long-term debt, less current maturities	57,816	57,253
Other long-term liabilities	82,414	83,438

Total liabilities	3,606,405	3,783,270

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2012 and January 31, 2012	89	89
Additional paid-in capital	750,878	769,826
Treasury stock, at cost 18,561,895 shares at April 30, 2012 and 18,166,761 shares at January 31, 2012	(766,558)	(739,614)
Retained earnings	1,711,459	1,659,767
Accumulated other comprehensive income	311,401	283,755

Equity attributable to shareholders of Tech Data Corporation	2,007,269	1,973,823
Noncontrolling interest	30,509	28,325

Total equity	2,037,778	2,002,148

Total liabilities and equity	$5,644,183	$5,785,418

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended April 30,
	2012	2011

Net sales	$5,895,561	$6,332,128
Cost of products sold	5,575,344	5,998,666

Gross profit	320,217	333,462
Selling, general and administrative expenses	239,324	257,779

Operating income	80,893	75,683
Interest expense	3,069	8,641
Other expense, net	1,344	666

Income before income taxes	76,480	66,376
Provision for income taxes	22,954	17,656

Consolidated net income	53,526	48,720
Net income attributable to noncontrolling interest	(1,834)	(19)

Net income attributable to shareholders of Tech Data Corporation	$51,692	$48,701

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.26	$1.04

Diluted	$1.24	$1.03

Weighted average common shares outstanding:
Basic	41,154	46,673

Diluted	41,599	47,389

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended April 30,
	2012	2011

Consolidated net income	$53,526	$48,720
Other comprehensive income:
Foreign currency translation adjustment	27,996	132,848

Total comprehensive income	81,522	181,568
Comprehensive income attributable to noncontrolling interest	2,184	1,973

Comprehensive income attributable to shareholders of Tech Data Corporation	$79,338	$179,595

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended April 30,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$6,148,879	$6,470,011
Cash paid to vendors and employees	(6,104,721)	(6,512,553)
Interest paid, net	(2,970)	(3,146)
Income taxes paid	(33,118)	(7,779)

Net cash provided by (used in) operating activities	8,070	(53,467)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	(1,100)
Expenditures for property and equipment	(4,295)	(2,361)
Software and software development costs	(7,842)	(4,682)

Net cash used in investing activities	(20,919)	(8,143)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	2,714	27,467
Cash paid for purchase of treasury stock	(37,553)	(51,288)
Return of capital to joint venture partner	(4,646)	0
Net repayments on revolving credit loans	(17,369)	(23,439)
Principal payments on long-term debt	(127)	(125)
Excess tax benefit from stock-based compensation	4,497	1,701

Net cash used in financing activities	(52,484)	(45,684)

Effect of exchange rate changes on cash and cash equivalents	7,193	35,666

Net decrease in cash and cash equivalents	(58,140)	(71,628)
Cash and cash equivalents at beginning of year	505,178	763,725

Cash and cash equivalents at end of period	$447,038	$692,097

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$51,692	$48,701
Net income attributable to noncontrolling interest	1,834	19

Consolidated net income	53,526	48,720
Adjustments to reconcile consolidated net income to net cash provided by ( used in) operating activities:
Depreciation and amortization	13,397	14,756
Provision for losses on accounts receivable	356	1,410
Stock-based compensation expense	2,780	2,467
Accretion of debt discount on convertible senior debentures	0	2,570
Excess tax benefits from stock-based compensation	(4,497)	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	251,247	128,644
Inventories	(129,323)	39,617
Prepaid expenses and other assets	34,257	(18,898)
Accounts payable	(125,626)	(201,426)
Accrued expenses and other liabilities	(88,047)	(69,626)

Total adjustments	(45,456)	(102,187)

Net cash provided by (used in) operating activities	$8,070	$(53,467)

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2012 and its statements of income, comprehensive income and cash flows for the three months ended April 30, 2012 and 2011. In the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts to appropriately present these revenues on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported. Prior to this prospective revision, these contracts approximated three percent of the Company’s net sales in both the first quarter of fiscal 2013 and 2012, respectively. Management believes the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three months ended April 30, 2012 and 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2013.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard was effective for the Company beginning February 1, 2012, with early adoption permitted. The Company has adopted this standard as of February 1, 2012, which had no impact on its consolidated financial position, income, comprehensive income or cash flows.

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial

Reporting Standards (“IFRS”). This accounting standard is effective for the Company beginning with the quarter ended April 30, 2012. The Company has adopted this standard for the quarter ended April 30, 2012, which had no impact on its consolidated financial position, income, comprehensive income or cash flows.

Recently Issued Accounting Standards

In December 2011, the FASB issued a new accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements. This standard requires improved information about financial instruments and derivative instruments that are either allowed to be offset in accordance with another accounting standard or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with another accounting standard. Under this standard, financial statement footnotes are required to disclose the gross amounts of those recognized assets and liabilities and the amounts offset, whether permitted by another accounting standard or subject to a master netting arrangement, to determine the net amounts presented in the statement of financial position. This standard is effective for the Company beginning February 1, 2013, and is required to be adopted retrospectively. The Company is currently assessing the impact this standard may have on our consolidated financial position, income, comprehensive income and cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data Corporation by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 4 — Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$51,692	41,154	$1.26	$48,701	46,673	$1.04

Effect of dilutive securities:
Equity-based awards	0	445		0	716

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$51,692	41,599	$1.24	$48,701	47,389	$1.03

At April 30, 2012, there were no equity-based compensation awards excluded from the computation of diluted earnings per share as there were no equity-based awards outstanding where the exercise price was greater than the average market price, thereby resulting in an antidilutive effect. At April 30, 2011, there were 3,500 equity-based compensation awards, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

The Company’s $350.0 million convertible senior debentures issued in December 2006 were repaid during December 2011. The $350.0 million convertible senior debentures did not impact earnings per share at April 30, 2011, as the conditions for the contingent conversion feature had not been met.

NOTE 3 — INCOME TAXES

The Company’s effective tax rate was 29.9% in the first quarter of fiscal 2013 and 26.6% in the first quarter of fiscal 2012. The increase in the effective rate for the first quarter of fiscal 2013 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

On an absolute dollar basis, the provision for income taxes increased 30.0% to $23.0 million for the first quarter of fiscal 2013 compared to $17.7 million in the same period of fiscal 2012. The increase in the provision for income taxes in the first quarter of fiscal 2013 was primarily due to an increase in taxable earnings in certain countries in which we operate compared to the same period of fiscal 2012.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which the Company operates such as: i) losses in tax jurisdictions where the Company is not able to record a tax benefit; ii) earnings in tax jurisdictions where the Company has previously recorded a valuation allowance on deferred tax assets; and iii) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

The overall effective tax rate will continue to be dependent upon the geographic distribution of the Company’s earnings or losses, changes in tax laws, or interpretations of these laws in the Company’s operating jurisdictions. The Company monitors the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.

The Company’s future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, the Company’s income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of the provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or the Company is required to pay amounts in excess of such accruals, the Company’s effective tax rate could be materially affected.

NOTE 4 — STOCK-BASED COMPENSATION

For the three months ended April 30, 2012 and 2011, the Company recorded $2.8 million and $2.5 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At April 30, 2012, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at April 30, 2012. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s restricted stock activity for the three months ended April 30, 2012 is as follows:

Shares
Outstanding at January 31, 2012	568,498
Granted	255,595
Vested	(167,364)
Canceled	(12,067)

Outstanding at April 30, 2012	644,662

The weighted average grant date fair value of restricted stock granted during the three months ended April 30, 2012 was $54.03 per share and vest over three years.

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the three months ended April 30, 2012 is as follows:

Shares
Outstanding at January 31, 2012	1,651,400
Granted	6,236
Exercised	(1,000,774)
Canceled	(13,221)

Outstanding at April 30, 2012	643,641

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note 5 — Shareholders’ Equity).

NOTE 5 — SHAREHOLDERS’ EQUITY

The Company’s common share repurchases and issuance activity for the three months ended April 30, 2012 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2012	18,166,761	$40.71
Shares of common stock repurchased under share repurchase program and other share repurchases	853,233	$53.48
Shares of treasury stock reissued	(458,099)

Treasury stock held at April 30, 2012	18,561,895	$41.30

In conjunction with the Company’s current $100.0 million share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. During the quarter ended April 30, 2012 there were 70,278 shares purchased outside of the share repurchase program related to the exercise of an employee’s equity incentives, at a weighted average price of $53.27 per share. The weighted average price per share is based on the closing price of the Company’s stock on the date of purchase. During May 2012, the Company completed the $100.0 million share repurchase program approved by the Board of Directors in December 2011, and the Board of Directors authorized an additional share repurchase program for the purchase of up to $100.0 million of the Company’s common stock.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities carried or disclosed at fair value are classified in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 — unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at April 30, 2012 and 2011 was an unrealized gain of $3.1 million and $7.3 million, respectively, included in other current assets and an unrealized loss of $5.1 million and $13.6 million, respectively, included in other current liabilities (see further discussion below in Note 7 — Derivative Instruments).

The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The fair value of the Company’s nonqualified deferred compensation plan investments and related liability at April 30, 2012 is $33.7 million and $31.2 million, respectively.

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

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso, Czech koruna, Danish krone, euros, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Swedish krona and Swiss franc.

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

The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange loss of $3.5 million and $6.9 million, respectively, for the three months ended April 30, 2012 and 2011. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.

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

The Company’s monthly average notional amounts of derivative financial instruments outstanding during the quarters ended April 30, 2012 and 2011 are $1.7 billion and $1.5 billion, respectively, with average maturities of 28 days and 37 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

The Company’s foreign currency forward contracts are also discussed in Note 6 — Fair Value of Financial Instruments.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $56.4 million and $65.4 million, respectively, of which $27.6 million and $28.4 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $29.9 million as of April 30, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Due to the complex nature of the Brazilian tax system, the Company is unable to determine the likelihood of these examinations resulting in assessments. Such assessments cannot be reasonably estimated at this time, but could be material to the Company’s consolidated results of operations for any particular period, depending upon the level of income for such period. However, the Company believes such assessments, if they were to occur, would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 9 — SEGMENT INFORMATION

Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1 — Business and Summary of Significant Accounting Policies.

	Three months ended April 30,
	2012	2011
	(In thousands)
Net sales to unaffiliated customers:
Americas	$2,454,371	$2,615,805
Europe	3,441,190	3,716,323

Total	$5,895,561	$6,332,128

Operating income:
Americas	$51,062	$47,873
Europe	32,611	30,277
Stock-based compensation expense	(2,780)	(2,467)

Total	$80,893	$75,683

Depreciation and amortization:
Americas	$3,782	$3,916
Europe	9,615	10,840

Total	$13,397	$14,756

	Three months ended April 30,
	2012	2011
	(In thousands)

Capital expenditures:
Americas	$8,487	$3,268
Europe	3,650	3,775

Total	$12,137	$7,043

Identifiable assets:
Americas	$1,946,018	$2,080,856
Europe	3,698,165	4,401,174

Total	$5,644,183	$6,482,030

Goodwill and acquisition-related intangible assets, net:
Americas	$2,966	$2,966
Europe	149,382	127,500

Total	$152,348	$130,466

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2012 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient logistics infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2012, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 4.0%.

In addition to driving superior execution, we continue to diversify and realign our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, continues to be the foundation of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in higher growth specialty areas, including the data center, software, consumer electronics and mobility, all of which now contribute significantly to our financial results. Finally, another strategic area of investment for us is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. Our evolving mix of products, services, customers and geographies have played a key role in delivering balanced operating results, and are important factors in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. An example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both the Americas and Europe. We believe our pan-European IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners. In the past, we have implemented several components of our European IT systems into our North American IT infrastructure, including standardizing our North American financial systems and logistics network on SAP. Throughout the first quarter of fiscal 2013, we continued to deploy core applications currently operating our European business into our Americas region and continued to invest in our IT infrastructure in Europe, with such actions planned to continue throughout fiscal 2013. While we have had numerous successful IT system implementations to date in both Europe and in the Americas, we can make no assurances that we will not have disruptions, delays and/or negative operational impacts from these ongoing implementations.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and is delivering solid sales growth, select market share gains, higher earnings per share, positive operating cash flow, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We also continuously evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and will continue to invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth.

Recent Accounting Pronouncements and Legislation

Refer to Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2012 and 2011:

	Three months ended April 30, 2012		Three months ended April 30, 2011
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,454,371	41.6%	$2,615,805	41.3%
Europe	3,441,190	58.4%	3,716,323	58.7%

Worldwide	$5,895,561	100.0%	$6,332,128	100.0%

			Three months ended April 30, 2012	Three months ended April 30, 2011
Year-over-year (decrease) increase in net sales (%):
Americas			(6.2)%	6.2%
Europe (US$)			(7.4)%	17.7%
Europe (euro)			(1.5)%	13.5%
Worldwide			(6.9)%	12.7%

	Three months ended April 30, 2012		Three months ended April 30, 2011
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$51,062	2.08%	$47,873	1.83%
Europe	32,611	0.95%	30,277	0.81%
Stock-based compensation expense	(2,780)	(0.05)%	(2,467)	(0.04)%

Worldwide	$80,893	1.37%	$75,683	1.20%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company approximated 24% of our net sales over the past four fiscal quarters. There were no other vendors or any customers that exceeded 10% of our consolidated net sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2012 and 2011, as follows:

	Three months ended April 30,
	2012	2011
Net sales	100.00%	100.00%
Cost of products sold	94.57	94.73

Gross profit	5.43	5.27
Selling, general and administrative expenses	4.06	4.07

Operating income	1.37	1.20
Interest expense	0.05	0.14
Other expense, net	0.02	0.01

Income before income taxes	1.30	1.05
Provision for income taxes	0.39	0.28

Consolidated net income	0.91	0.77
Net income attributable to noncontrolling interest	(0.03)	0.00

Net income attributable to shareholders of Tech Data Corporation	0.88%	0.77%

Three months ended April 30, 2012 and 2011

Net Sales

Our consolidated net sales were $5.9 billion in the first quarter of fiscal 2013, a decrease of 6.9% when compared to the first quarter of fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately four percentage points. On a regional basis, during the first quarter of fiscal 2013, net sales in the Americas decreased by 6.2% when compared to the first quarter of fiscal 2012 and decreased by 7.4% in Europe (a decrease of 1.5% on a euro basis).

In the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts such that these revenues are now being presented on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. On a gross basis, these contracts would have contributed approximately $200.4 million to our net sales in the first quarter of fiscal 2013, which negatively impacted the year-over-year consolidated net sales growth comparison by approximately three percentage points. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported. In addition, our growth in the first quarter of fiscal 2013 was negatively impacted by approximately one percentage point due to the closure of our in-country operations in Brazil and Colombia at the end of fiscal 2012. We continue to serve both the Brazilian and Colombian markets through our Miami-based export business. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts in the first quarter of fiscal 2013, the closure of our in-country operations in Brazil and Colombia and the negative impact of the weakening of certain foreign currencies against the U.S. dollar during the first quarter of fiscal 2013, net sales increased by approximately one percentage point in comparison with the same period of the prior fiscal year.

During the first quarter of fiscal 2013, net sales in the Americas were $2.5 billion, a decrease of 6.2% when compared to the first quarter of the prior-year. The prospective revision in presentation of sales of vendor warranty services and certain fulfillment contracts negatively impacted the Americas’ first quarter fiscal 2013 net sales growth by approximately $102.8 million, which negatively impacted our year-over-year Americas net sales growth by four percentage points. The closure of our in-country operations in Brazil and Colombia negatively impacted the Americas’ first quarter fiscal 2013 net sales growth by approximately four percentage points. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts in the first quarter of fiscal 2013 and the closure of our in-country operations in Brazil and Colombia, year-over-year net sales in the Americas increased by approximately two percentage points in comparison with the same period of the prior fiscal year, reflecting the relatively stable demand in the region.

During the first quarter of fiscal 2013, net sales in Europe were $3.4 billion, a decrease of 7.4% when compared to the first quarter of the prior year (a decrease of 1.5% on a euro basis). The prospective revision in presentation of sales of vendor warranty services and certain fulfillment contracts negatively impacted Europe’s first quarter fiscal 2013 net sales growth by approximately $97.6 million (74.0 million in euros). Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts in the first quarter of fiscal 2013, year-over-year net sales in Europe increased one percentage point on a euro basis. This one percent increase is due to strong demand in certain European markets, such as Germany, France and the U.K., being offset by weaker demand in the southern and eastern regions.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the first quarter of fiscal 2013 was 5.43%, an increase of 16 basis points over the 5.27% gross margin in the first quarter of fiscal 2012. As discussed above, the prospective revision of the presentation of vendor warranty services and certain fulfillment contracts had no impact on gross profit dollars but positively impacted the gross margin percentage by approximately 18 basis points. Excluding the impact of the revision of the presentation of vendor warranty services and certain fulfillment contracts, our gross margin was relatively stable compared to last year. This stability in our year-over-year gross margin in spite of difficult economic environments in certain markets is indicative of our product diversification efforts, disciplined approach to managing our customer and vendor portfolios and effective execution of our pricing management practices.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales was 4.06% for the first quarter of fiscal 2013 compared to 4.07% in the first quarter of fiscal 2012. The change in our presentation of sales of vendor warranty service and certain fulfillment contracts discussed above negatively impacted our SG&A as a percentage of net sales by approximately 13 basis points.

In absolute dollars, SG&A decreased by $18.5 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The year-over-year decrease in SG&A is primarily attributable to the weakening of certain foreign currencies against the U.S. dollar, a net gain of $3.7 million associated with a legal settlement in the Americas and a decrease in SG&A resulting from the closure of our in-country operations in Brazil and Colombia at the end of fiscal 2012.

Interest Expense

Interest expense decreased 64.5% to $3.1 million in the first quarter of fiscal 2013 compared to $8.6 million in the first quarter of the prior year. The decrease in interest expense for the first quarter of fiscal 2013 is primarily attributable to the repayment of the $350.0 million convertible senior debentures in December 2011, which represented $4.9 million of the interest expense in the first quarter of fiscal 2012, and a decrease in the average outstanding revolving credit loan balances in comparison with the same period of the prior year.

Other Expense, Net

Other expense, net, consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense, net, approximated $1.3 million of expense in the first quarter of fiscal 2013 compared to $0.7 million of expense in the first quarter of the prior year. The change in other expense, net, during the first quarter of fiscal 2013 compared to the same period of the prior year is primarily attributable to an increase in the premiums associated with foreign currency forward contracts, a greater discount expense on the sale of accounts receivable, and a decrease in interest income, resulting from a decrease in the average short-term cash investment balances and compared to the same period of the prior year.

Provision for Income Taxes

Our effective tax rate was 29.9% in the first quarter of fiscal 2013 and 26.6% in the first quarter of fiscal 2012. The increase in the effective rate for the first quarter of fiscal 2013 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes increased 30.0% to $23.0 million for the first quarter of fiscal 2013 compared to $17.7 million in the same period of fiscal 2012. The increase in the provision for income taxes in the first quarter of fiscal 2013 was primarily due to an increase in taxable earnings in certain countries in which we operate compared to the same period of fiscal 2012.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate such as: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and iii) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was $1.8 million for the first quarter of fiscal 2013 compared to less than $0.1 million for the same period of the prior year. The net income attributable to noncontrolling interest represents Brightstar Corporation’s share of the improved operating results of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar Corporation, as the joint venture is a consolidated subsidiary in our financial statements.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2012 and 2011:

	Three months ended April 30,
	2012	2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$8,070	$(53,467)
Investing activities	(20,919)	(8,143)
Financing activities	(52,484)	(45,684)
Effect of exchange rate changes on cash and cash equivalents	7,193	35,666

Net decrease in cash and cash equivalents	$(58,140)	$(71,628)

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

The following table presents the components of our cash conversion cycle, in days, as of April 30, 2012 and 2011:

	Three months ended April 30,
	2012	2011
Days of sales outstanding	41	42
Days of supply in inventory	32	35
Days of purchases outstanding	(48)	(47)

Cash conversion cycle (days)	25	30

Net cash provided by operating activities was $8.1 million for the first quarter of fiscal 2013 compared to $53.5 million of cash used in operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first quarter of fiscal 2013 compared to the same period of the prior year can be attributed primarily to improved working capital management and the timing of cash receipts from our customers and payments to our vendors. Income taxes paid during the first quarter of fiscal 2013 includes payment of a $28.7 million deferred tax liability related to the $350 million convertible senior debentures repaid in December 2011. Our cash conversion cycle of 25 days as of April 30, 2012, remains within our acceptable range.

Net cash used in investing activities of $20.9 million during the first three months of fiscal 2013 is primarily the result of $12.1 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for earnout and installment payments on acquisitions made in the prior fiscal year. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2013 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $52.5 million during the first three months of fiscal 2013 includes $37.6 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $17.5 million of net repayments on our revolving credit lines and long-term debt and $4.6 million return of capital to our joint venture partner, partially offset by $2.7 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance

Our debt to total capital ratio was 4.0% at April 30, 2012. We believe this conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions.

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

Loans Payable to Brightstar Corporation

As of April 30, 2012, we have two loans payable to our joint venture partner, Brightstar. The first loan was executed in October 2010, when Brightstar entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (the “Acquisition Loan”). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at April 30, 2012 totaled $15.1 million. The second loan is an interest-free revolving credit loan issued in connection with BEL’s operations (the “Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. The amount outstanding under the Brightstar Revolver at April 30, 2012 totaled $36.7 million. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore this revolving credit loan has been classified as long-term debt in our Consolidated Balance Sheet at both April 30, 2012 and January 31, 2012.

Other Credit Facilities

In September 2011, we entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which replaced our $250.0 million Multi-currency Revolving Credit Facility scheduled to expire in March 2012. The Credit Agreement, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There are no amounts outstanding under either of these facilities at either April 30, 2012 or January 31, 2012, respectively.

As of April 20, 2012, we maintained a Receivables Securitization Program with a syndicate of banks that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The program will expire in December 2012 and we will pay interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There are no amounts outstanding under this program at either April 30, 2012 or January 31, 2012.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $543.6 million at April 30, 2012 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal.

In consideration of the financial covenants discussed below, our maximum borrowing availability on the credit facilities is approximately $1.4 billion, of which $30.4 million was outstanding at April 30, 2012. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At April 30, 2012, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities. At April 30, 2012, we had also issued standby letters of credit of $75.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above-mentioned facilities by the same amount.

In September 2011, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities. The net proceeds from any issuance of debt securities are expected to be used for general corporate purposes, including the repayment or refinancing of debt, capital expenditures and to meet working capital needs. As of April 30, 2012, we had not issued any debt securities under this shelf registration statement, nor can any assurances be given that we will issue any debt securities under this registration statement in the future.

Share Repurchase Programs

During the three months ended April 30, 2012, we repurchased 853,233 shares of our common stock, comprised of 782,955 shares purchased in connection with the Company’s share repurchase program under the Company’s current $100.0 million share repurchase program authorized by the Board of Directors in November 2011 and 70,278 shares purchased outside of the stock repurchase program related to the exercise of an employee’s equity incentives. During May 2012, the Company completed the $100.0 million share repurchase program approved by the Board of Directors in December 2011, and the Board of Directors authorized an additional share repurchase program for the purchase of up to $100.0 million of the Company’s common stock.

In conjunction with the Company’s current share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $2.1 million at April 30, 2012. The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities. As of April 30, 2012, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $56.4 million and $65.4 million, respectively, of which $27.6 million and $28.4 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s market risks, see “Item 7a. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. No material changes have occurred in our market risks since January 31, 2012.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $29.9 million as of April 30, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In conjunction with the Company’s current share repurchase program authorized in December 2011, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2012:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
February 1 – February 28, 2012	0	$0	0
March 1 – March 31, 2012(1)	150,278	$53.91	80,000
April 1 – April 30, 2012	702,955	$53.39	702,955

Total	853,233	$53.48	782,955	$43,227,865

(1)	Represents 80,000 shares repurchased under the Company’s share repurchase program at a weighted average price of $54.48 and 70,278 shares purchased outside of the share repurchase program, related to the exercise of an employee’s equity incentives, at a weighted average price of $53.27 per share. The weighted average price per share is based on the closing price of the Company’s stock on the date of purchase.

During May 2012, the Company completed the $100.0 million share repurchase program discussed above and the Board of Directors authorized an additional share repurchase program for the purchase of up to $100.0 million of the Company’s common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

The Company held its Annual Meeting of Shareholders on May 30, 2012. The following matters set forth in our Proxy Statement dated April 20, 2012, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The nominees listed below were elected directors, all with terms to expire in 2015, with the respective votes set forth opposite their names:

	For	Against	Abstain	Broker non-votes

Kathleen Misunas	35,917,474	1,560,218	27,679	1,369,654
Thomas I. Morgan	35,909,863	1,565,649	29,859	1,369,654
Steven A. Raymund	36,018,938	1,457,203	29,230	1,369,654

Directors Charles E. Adair, Harry J. Harczak, Jr., Robert M. Dutkowsky, Jeffery P. Howells, Savio W. Tung and David M. Upton will continue in office for their respective terms. Director Maximilian Ardelt will retire from the Board at the Annual Meeting on May 30, 2012.

2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2013.

For	Against	Abstain
38,202,058	646,455	26,512

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2012 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
35,978,623	1,470,547	56,201	1,369,654

4. The voting results on the approval of the Executive Bonus Plan are set forth below:

For	Against	Abstain	Broker non-votes
36,933,915	512,609	58,847	1,369,654

ITEM 6.	Exhibits

10-BBn	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2012 and January 31, 2012; (ii) Consolidated Statement of Income for the three months ended April 30, 2012 and 2011 ; (iii) Consolidated Statement of Comprehensive Income for the three months ended April 30, 2012 and 2011 ; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2012 and 2011 ; and (v) Notes to the Consolidated Financial Statements, detail tagged

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

            (Registrant)

Signature	Title	Date

/S/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	May 30, 2012
Robert M. Dutkowsky

/S/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	May 30, 2012
Jeffery P. Howells

/S/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	May 30, 2012
Joseph B. Trepani