Form 10-Q
period 2012-05-31
TECH DATA CORP
filed 2012-08-28
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2012
Common stock, par value $.0015 per share	37,754,793

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Six Months Ended July 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	July 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,633	$505,178
Accounts receivable, less allowance for doubtful accounts of $50,028 and $52,713	2,622,811	2,871,243
Inventories	1,819,233	1,802,976
Prepaid expenses and other assets	199,185	202,505

Total current assets	4,918,862	5,381,902
Property and equipment, net	81,953	88,595
Other assets, net	300,248	314,921

Total assets	$5,301,063	$5,785,418

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,862,684	$3,042,809
Accrued expenses and other liabilities	444,899	551,280
Revolving credit loans and current maturities of long-term debt	37,913	48,490

Total current liabilities	3,345,496	3,642,579
Long-term debt, less current maturities	53,659	57,253
Other long-term liabilities	80,862	83,438

Total liabilities	3,480,017	3,783,270

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2012 and January 31, 2012	89	89
Additional paid-in capital	752,763	769,826
Treasury stock, 21,484,292 and 18,166,761 shares at July 31, 2012 and January 31, 2012	(907,777)	(739,614)
Retained earnings	1,745,917	1,659,767
Accumulated other comprehensive income	202,214	283,755

Equity attributable to shareholders of Tech Data Corporation	1,793,206	1,973,823
Noncontrolling interest	27,840	28,325

Total equity	1,821,046	2,002,148

Total liabilities and equity	$5,301,063	$5,785,418

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Net sales	$5,961,500	$6,449,461	$11,857,061	$12,781,589
Cost of products sold	5,660,256	6,108,623	11,235,600	12,107,289

Gross profit	301,244	340,838	621,461	674,300
Selling, general and administrative expenses	241,988	262,063	481,312	519,842

Operating income	59,256	78,775	140,149	154,458
Interest expense	3,422	8,089	6,491	16,730
Other expense (income), net	1,178	(212)	2,522	454

Income before income taxes	54,656	70,898	131,136	137,274
Provision for income taxes	16,370	19,142	39,324	36,798

Consolidated net income	38,286	51,756	91,812	100,476
Net income attributable to noncontrolling interest	(3,828)	(1,649)	(5,662)	(1,668)

Net income attributable to shareholders of Tech Data Corporation	$34,458	$50,107	$86,150	$98,808

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.89	$1.11	$2.15	$2.14

Diluted	$0.88	$1.10	$2.14	$2.11

Weighted average common shares outstanding:
Basic	38,826	45,097	39,977	46,129

Diluted	39,055	45,596	40,314	46,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income:
Consolidated net income	$38,286	$51,756	$91,812	$100,476
Change in consolidated cumulative translation adjustments (“CTA”)	(111,257)	(44,522)	(83,261)	88,326

Total comprehensive (loss) income	(72,971)	7,234	8,551	188,802
Less—comprehensive income attributable to noncontrolling interest	1,758	876	3,942	2,849

Comprehensive (loss) income attributable to shareholders of Tech Data Corporation	$(74,729)	$6,358	$4,609	$185,953

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended July 31,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$12,030,773	$12,947,538
Cash paid to vendors and employees	(11,956,158)	(12,665,153)
Interest paid, net	(5,516)	(9,824)
Income taxes paid	(65,004)	(44,062)

Net cash provided by operating activities	4,095	228,499

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	(3,264)
Expenditures for property and equipment	(6,758)	(4,978)
Software and software development costs	(13,570)	(14,069)

Net cash used in investing activities	(29,110)	(22,311)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	3,037	28,468
Cash paid for purchase of treasury stock	(180,781)	(200,000)
Return of capital to joint venture partner	(9,074)	0
Net repayments on revolving credit loans	(9,764)	(19,903)
Principal payments on long-term debt	(247)	(268)
Excess tax benefit from stock-based compensation	4,915	1,870

Net cash used in financing activities	(191,914)	(189,833)

Effect of exchange rate changes on cash and cash equivalents	(10,616)	27,214

Net (decrease) increase in cash and cash equivalents	(227,545)	43,569
Cash and cash equivalents at beginning of year	505,178	763,725

Cash and cash equivalents at end of period	$277,633	$807,294

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$86,150	$98,808
Net income attributable to noncontrolling interest	5,662	1,668

Consolidated net income	91,812	100,476
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	26,590	28,943
Provision for losses on accounts receivable	5,241	6,419
Stock-based compensation expense	6,682	5,182
Accretion of debt discount on convertible senior debentures	0	5,139
Excess tax benefits from stock-based compensation	(4,915)	(1,870)
Changes in operating assets and liabilities:
Accounts receivable	180,171	158,094
Inventories	(59,537)	394,669
Prepaid expenses and other assets	(5,552)	(22,053)
Accounts payable	(117,813)	(364,312)
Accrued expenses and other liabilities	(118,584)	(82,188)

Total adjustments	(87,717)	128,023

Net cash provided by operating activities	$4,095	$228,499

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 2012 and its statements of income, comprehensive income and cash flows for the three and six months ended July 31, 2012 and 2011. In the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported. Prior to this prospective revision, these contracts approximated three percent of the Company’s net sales for both the three and six month periods in fiscal 2013 and 2012, respectively. Management believes the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and six months ended July 31, 2012 and 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2013.

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

In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard is effective for the Company beginning with the quarter ended April 30, 2012. The Company adopted this standard for the quarter ended April 30, 2012, which had no impact on its consolidated financial position, income, comprehensive income or cash flows.

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

	Three months ended July 31,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$34,458	38,826	$0.89	$50,107	45,097	$1.11

Effect of dilutive securities:
Equity-based awards		229			499

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$34,458	39,055	$0.88	$50,107	45,596	$1.10

	Six months ended July 31,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$86,150	39,977	$2.15	$98,808	46,129	$2.14

Effect of dilutive securities:
Equity-based awards		337			607

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$86,150	40,314	$2.14	$98,808	46,736	$2.11

At July 31, 2012 and 2011, there were 9,456 and 16,382 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

The Company’s $350.0 million convertible senior debentures issued in December 2006 were repaid during December 2011. The $350.0 million convertible senior debentures did not impact earnings per share at July 31, 2011, as the conditions for the contingent conversion feature had not been met.

NOTE 3 — INCOME TAXES

The Company’s effective tax rate was 30.0% in the second quarter of fiscal 2013 and 27.0% in the second quarter of fiscal 2012. The Company’s effective tax rate was 30.0% in the first semester of fiscal 2013 and 26.8% in the same period of the prior fiscal year. The increase in the effective rate for the second quarter and first semester of fiscal 2013 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.

On an absolute dollar basis, the provision for income taxes decreased 14.5% to $16.4 million for the second quarter of fiscal 2013 compared to $19.1 million in the same period of fiscal 2012. This decrease reflects the Company’s lower taxable income in the second quarter of fiscal 2013 compared to the same period of the prior fiscal year, offset in part by the increase in the effective tax rate discussed above. On an absolute dollar basis, the provision for income taxes increased 6.9% to $39.3 million for the first semester of fiscal 2013 compared to $36.8 million in the same period of fiscal 2012. The increase in the provision for income taxes in the first semester of fiscal 2013 compared to the same period of the prior fiscal year was primarily due to an increase in the Company’s effective tax rate, as discussed above.

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

NOTE 4 — STOCK-BASED COMPENSATION

For the six months ended July 31, 2012 and 2011, the Company recorded $6.7 million and $5.2 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At July 31, 2012, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at July 31, 2012. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s restricted stock activity for the six months ended July 31, 2012 is as follows:

Shares
Outstanding at January 31, 2012	568,498
Granted	271,907
Vested	(220,756)
Canceled	(18,165)

Outstanding at July 31, 2012	601,484

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the six months ended July 31, 2012 is as follows:

Shares
Outstanding at January 31, 2012	1,651,400
Granted	6,236
Exercised	(1,006,389)
Canceled	(39,760)

Outstanding at July 31, 2012	611,487

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note 5 — Shareholders’ Equity).

NOTE 5 — SHAREHOLDERS’ EQUITY

The Company’s common share repurchases and issuance activity for the six months ended July 31, 2012 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2012	18,166,761	$40.71
Shares of common stock repurchased under share repurchase programs and other shares acquired	3,823,217	$49.39
Shares of treasury stock reissued	(505,686)

Treasury stock held at July 31, 2012	21,484,292	$42.25

During the first semester of fiscal 2013, the Company completed both of the $100.0 million share repurchase programs approved by the Board of Directors in May 2012 and November 2011. In conjunction with the Company’s share repurchase programs, 10b5-1 plans were executed that instruct the brokers selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s assets and liabilities carried or disclosed at fair value are classified in one of the following three categories: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly, and Level 3 — unobservable inputs for the asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at July 31, 2012 and 2011 was an unrealized gain of $7.2 million and $5.5 million, respectively, included in other current assets and an unrealized loss of $12.3 million and $13.6 million, respectively, included in other current liabilities (see further discussion below in Note 7 — Derivative Instruments).

The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The fair value of the Company’s nonqualified deferred compensation plan investments and related liability at July 31, 2012 is $33.0 million and $30.6 million, respectively.

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

The Company classifies gains and losses on its foreign currency derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies gains and losses on its foreign currency derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange gain of $0.3 million and a net foreign currency exchange loss of $4.1 million for the six months ended July 31, 2012 and 2011, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.

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

The Company’s monthly average notional amounts of derivative financial instruments outstanding during the first semester of fiscal 2012 and 2011 was $1.6 billion and $1.5 billion, respectively, with average maturities of 28 days and 37 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $53.3 million and $65.4 million, respectively, of which $24.8 million and $28.4 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $28.4 million as of July 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Due to the complex nature of the Brazilian tax system, the Company is unable to determine the likelihood of these examinations resulting in assessments. Such assessments cannot be reasonably estimated at this time, but could be material to the Company’s consolidated results of operations for any particular period, depending upon the level of income for such period. However, the Company believes such assessments, if they were to occur, would not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,399,839	$2,697,655	$4,854,210	$5,313,460
Europe	3,561,661	3,751,806	7,002,851	7,468,129

Total	$5,961,500	$6,449,461	$11,857,061	$12,781,589

Operating income:
Americas	$29,537	$47,635	$80,599	$95,508
Europe	33,621	33,855	66,232	64,132
Stock-based compensation expense	(3,902)	(2,715)	(6,682)	(5,182)

Total	$59,256	$78,775	$140,149	$154,458

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Depreciation and amortization:
Americas	$4,039	$3,853	$7,821	$7,769
Europe	9,154	10,334	18,769	21,174

Total	$13,193	$14,187	$26,590	$28,943

Capital expenditures:
Americas	$4,204	$7,987	$12,691	$11,255
Europe	3,987	4,017	7,637	7,792

Total	$8,191	$12,004	$20,328	$19,047

Identifiable assets:
Americas	$1,793,491	$2,320,764	$1,793,491	$2,320,764
Europe	3,507,572	3,778,458	3,507,572	3,778,458

Total	$5,301,063	$6,099,222	$5,301,063	$6,099,222

Goodwill and acquisition-related intangible assets, net:
Americas	$2,966	$2,966	$2,966	$2,966
Europe	137,477	122,617	137,477	122,617

Total	$140,443	$125,583	$140,443	$125,583

NOTE 10 — PENDING ACQUISITION

In July 2012, the Company reached an agreement to acquire Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which is a consolidated joint venture between Tech Data and Brightstar Corp. The terms of the agreement include a payment of $165.6 million in cash for Brightstar Corp’s equity in the joint venture (reflected as “noncontrolling interest” within the Company’s consolidated balance sheet) and the repayment of all loans and related interest advanced by Brightstar Corp. to the joint venture. Upon the closing of the transaction, the Company will record a decrease of $86.0 million to $90.0 million to additional paid-in capital within shareholders’ equity. This decrease represents the estimated purchase price premium to be paid to Brightstar Corp. for its share of the joint venture and costs incurred associated with the transaction. The actual amount of the adjustment will vary based on the final allocation of the purchase price, foreign currency exchange rates on the transaction date and direct costs incurred. Tech Data plans to fund the acquisition with available cash. The transaction is subject to regulatory review and is expected to be completed during the Company’s third quarter of fiscal year 2013.

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

The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient logistics infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. As further discussed below, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. While the system conversion and overall implementation went well, our execution in the U.S. was negatively impacted, as the changes in the flow of information impacted our productivity and ability to make critical margin management decisions during the quarter, resulting in lower gross profit as well as lower operating leverage due to slightly lower sales, all of which negatively impacted earnings in the U.S. for the quarter. From a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2012, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 5.0%.

In addition to superior execution, our strategy includes continuing diversification and realignment of our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in higher growth specialty areas, including the data center, software, consumer electronics and mobility, all of which now contribute significantly to our financial results. Our European mobility business continues to be one of our strongest performers, posting double digit sales growth during the current quarter, adding new vendors in several countries and expanding our third party logistics offering to new customers. During the second quarter of fiscal 2013, the Company reached an agreement to acquire Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which is a consolidated joint venture between Tech Data and Brightstar Corp. The terms of the agreement include a purchase price of $165.6 million in cash for Brightstar Corp’s equity in the joint venture and the repayment of all loans and related interest advanced by Brightstar Corp. to the joint venture. Tech Data plans to fund the acquisition with available cash. The transaction is subject to regulatory review and is expected to be completed during the Company’s third quarter of fiscal year 2013. Finally, another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow not only within our European mobility business, as mentioned above, but also within our consumer electronics and other businesses in both geographies. Our evolving mix of products, services, customers and geographies have played a key role in meeting our goal of delivering balanced operating results, and are important factors in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. An example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both the Americas and Europe. We believe our pan-European IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners. In the past, we have implemented several components of our European IT systems into our North American IT infrastructure, including standardizing our North American financial systems and logistics network on SAP. During the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP within our U.S. operations, which substantially completed the implementation of the enterprise resource planning (“ERP”) systems used in our European operations. As a result of the exceptional efforts of our team and our extensive experience installing essentially the same core systems in Europe, systemically the conversion and implementation went well. While the company is in the process of improving the use and understanding of the system, the time needed to accomplish these improvements may be longer than the Company anticipates. There can be no assurances that there will be no further disruption, delays and/or negative operational impact from these ongoing actions.

We believe our strategy of execution, diversification and innovation is differentiating us in the markets we serve and on an annual basis is delivering solid sales growth, select market share gains, higher earnings per share, positive operating cash flow, and industry-leading returns on invested capital. We are constantly monitoring the factors that we can control, including our net sales growth, management of costs, working capital and capital spending. We also continuously evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and will continue to invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth.

Recent Accounting Pronouncements and Legislation

Refer to Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2012 and 2011:

	Three months ended July 31, 2012		Three months ended July 31, 2011
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,399,839	40.3%	$2,697,655	41.8%
Europe	3,561,661	59.7%	3,751,806	58.2%

Worldwide	$5,961,500	100.0%	$6,449,461	100.0%

	Six months ended July 31, 2012		Six months ended July 31, 2011
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$4,854,210	40.9%	$5,313,460	41.6%
Europe	7,002,851	59.1%	7,468,129	58.4%

Worldwide	$11,857,061	100.0%	$12,781,589	100.0%

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Year-over-year (decrease) increase in net sales (%):
Americas	(11.0)%	3.8%	(8.6)%	5.0%
Europe (US$)	(5.1)%	30.5%	(6.2)%	23.8%
Europe (euro)	8.6%	13.8%	3.6%	13.6%
Worldwide	(7.6)%	17.8%	(7.2)%	15.2%

	Three months ended July 31, 2012		Three months ended July 31, 2011
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$29,537	1.23%	$47,635	1.77%
Europe	33,621	0.94%	33,855	0.90%
Stock-based compensation expense	(3,902)	(0.07)%	(2,715)	(0.04)%

Worldwide	$59,256	0.99%	$78,775	1.22%

	Six months ended July 31, 2012		Six months ended July 31, 2011
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$80,599	1.66%	$95,508	1.80%
Europe	66,232	0.95%	64,132	0.86%
Stock-based compensation expense	(6,682)	(0.06)%	(5,182)	(0.04)%

Worldwide	$140,149	1.18%	$154,458	1.21%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple Inc. approximated 20% and 12%, respectively, of our sales for the second quarter of fiscal 2013. There were no other vendors or any customers that exceeded 10% of our consolidated sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and six months ended July 31, 2012 and 2011, as follows:

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.95	94.72	94.76	94.72

Gross profit	5.05	5.28	5.24	5.28
Selling, general and administrative expenses	4.06	4.06	4.06	4.07

Operating income	0.99	1.22	1.18	1.21
Interest expense	0.06	0.13	0.05	0.13
Other expense (income), net	0.02	(0.01)	0.02	(0.01)

Income before income taxes	0.91	1.10	1.11	1.07
Provision for income taxes	0.27	0.30	0.33	0.29

Consolidated net income	0.64	0.80	0.78	0.78
Net income attributable to noncontrolling interest	(0.06)	(0.02)	(0.05)	(0.01)

Net income attributable to shareholders of Tech Data Corporation	0.58%	0.78%	0.73%	0.77%

Three and six months ended July 31, 2012 and 2011

Net Sales

Our consolidated net sales were $6.0 billion in the second quarter of fiscal 2013, a decrease of 7.6% when compared to the second quarter of fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately eight percentage points. On a regional basis, during the second quarter of fiscal 2013, net sales in the Americas decreased by 11.0% when compared to the second quarter of fiscal 2012 and decreased by 5.1% in Europe (an increase of 8.6% on a euro basis). On a year-to-date basis, net sales were $11.9 billion during the first semester of fiscal 2013, a decrease of 7.2% when compared to the first semester of fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our first semester year-over-year net sales comparison by approximately six percentage points.

Beginning with the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts such that these revenues are now being presented on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. On a gross basis, these contracts would have contributed approximately $191.0 million and $391.3 million, respectively, to our net sales in the second quarter and first semester of fiscal 2013, which negatively impacted both the quarterly and first semester year-over-year consolidated net sales growth comparison by approximately three percentage points. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported, but positively impacted the gross margin and operating income margin by 15 basis points and three basis points, respectively, in the second quarter of fiscal 2013 and 17 basis points and four basis points, respectively, for the first semester of fiscal 2013. Also included in the second quarter and first semester of fiscal 2012, are net sales of approximately $102.2 million and $202.2 million, respectively, related to the in-country operations of Brazil and Colombia, which we exited at the end of fiscal 2012. We continue to serve both the Brazilian and Colombian markets through our Miami-based export business. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts, the closure of our in-country operations in Brazil and Colombia and the negative impact of the weakening of certain foreign currencies against the U.S. dollar in the second quarter and first semester of fiscal 2013, net sales increased by approximately five percent and three percent, respectively, in comparison with the same periods of the prior fiscal year.

During the second quarter and first semester of fiscal 2013, net sales in the Americas were $2.4 billion and $4.9 billion respectively, representing a decrease of 11.0% and 8.6%, when compared to the same periods of the prior-year. The prospective revision in presentation of sales of vendor warranty services and certain fulfillment contracts negatively impacted the Americas’ second quarter and first semester fiscal 2013 net sales growth by three and four percentage points, respectively. The closure of our in-country operations in Brazil and Colombia negatively impacted the Americas’ second quarter and first semester fiscal 2013 net sales growth by approximately four percentage points and one percentage point, respectively. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts, the closure of our in-country operations in Brazil and Colombia and the impact of certain foreign currencies against the U.S. dollar in the second quarter and first semester of fiscal 2013, net sales in the Americas decreased by approximately three percentage points and one percentage point, respectively in comparison with the same periods of the prior fiscal year, primarily due to slightly lower sales in the U.S. during the implementation of certain modules of SAP during the quarter, as previously discussed in this MD&A. During the second quarter and first semester of fiscal 2013, net sales in Europe were $3.6 billion and $7.0 billion, respectively, a decrease of 5.1% and 6.2% when compared to the same periods of the prior fiscal year (an increase of 8.6% and 3.6%, respectively, on a euro basis). Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts in the second quarter and first semester of fiscal 2013, year-over-year net sales in Europe increased 12% and 6%, respectively, on a euro basis. This increase is due to strong demand in certain European markets, such as U.K., Benelux, Germany and Italy.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the second quarter of fiscal 2013 was 5.05%, a decrease of 23 basis points over the 5.28% gross margin in the second quarter of fiscal 2012. On a year-to-date basis, gross margin decreased to 5.24% in the first semester of fiscal 2013 compared to 5.28% in the comparable period of the prior fiscal year. As discussed above, the prospective revision of the presentation of vendor warranty services and certain fulfillment contracts had no impact on gross profit dollars but positively impacted the gross margin percentage by approximately 15 basis points and 17 basis points, respectively, for the second quarter and first semester of fiscal 2013. Excluding the impact of the revision of the presentation of vendor warranty services and certain fulfillment contracts, the decline in our gross margin for both the second quarter and first semester of fiscal 2013 is attributable to our year-over-year gross margin decline in the second quarter due to a change in our product and customer mix and competitive pricing pressures in both regions, as well as the implementation of the sales, inventory and credit management modules of SAP in the U.S. during the second quarter of fiscal 2013. As previously discussed above, during the implementation of the aforementioned modules of SAP, changes in the flow of information impacted our productivity and ability to make critical margin management decisions during the quarter, resulting in lower gross profit earned in the U.S. during the quarter.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales was 4.06% in both the second quarters of fiscal 2013 and 2012. On a year-to-date basis, SG&A as a percentage of net sales was 4.06% in the first semester of fiscal 2013 compared to 4.07% in the first semester of fiscal 2012. The change in our presentation of sales of vendor warranty service and certain fulfillment contracts discussed above negatively impacted our SG&A as a percentage of net sales by approximately 13 basis points for both the second quarter of fiscal 2013 and first semester of fiscal 2013. Excluding this impact, our year-over-year improvement in operating leverage was driven by our ability to manage costs while delivering strong sales growth in Europe, offset by a decline in operating leverage in the second quarter of fiscal 2013 due to the implementation of certain modules of SAP in the U.S., as previously discussed above.

In absolute dollars, SG&A decreased by $20.1 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 and by $38.5 million in the first semester of fiscal 2013 compared to the same period of the prior fiscal year. The year-over-year decrease in SG&A during both the second quarter and first semester of fiscal 2013 compared to the same periods of the prior fiscal year is primarily attributable to the weakening of certain foreign currencies against the U.S. dollar and to a lesser extent, a decrease in SG&A resulting from the closure of our in-country operations in Brazil and Colombia at the end of fiscal 2012.

Interest Expense

Interest expense decreased 57.7% to $3.4 million in the second quarter of fiscal 2013 compared to $8.1 million in the second quarter of the prior year. On a year-to-date basis, interest expense decreased 61.2% to $6.5 million in the first semester of fiscal 2013 from $16.7 million in the first semester of the prior year. The decrease in interest expense for both the second quarter and first semester of fiscal 2013 is primarily attributable to the repayment of the $350.0 million, 2.75%, convertible senior debentures in December 2011, utilizing the Company’s available cash and revolving credit facilities at lower rates of interest.

Other Expense (Income), Net

Other expense (income), net, consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, approximated $1.2 million of expense in the second quarter of fiscal 2013 compared to $0.2 million of income in the second quarter of the prior year. On a year-to-date basis, other expense (income), net was $2.5 million of expense compared to $0.5 million of expense in the same period of the prior fiscal year. The change in other expense (income), net, during both the second quarter and first semester of fiscal 2013 compared to the same periods of the prior year is primarily attributable to an increase in the premiums associated with foreign currency forward contracts, a greater discount expense on the sale of accounts receivable, and a decrease in interest income, resulting from a decrease in both the average short-term cash investment balances and interest rates as compared to the same periods of the prior year.

Provision for Income Taxes

Our effective tax rate was 30.0% in the second quarter of fiscal 2013 and 27.0% in the second quarter of fiscal 2012. Our effective tax rate was 30.0% in the first semester of fiscal 2013 and 26.8% in the same period of the prior fiscal year. The increase in the effective rate for the second quarter and first semester of fiscal 2013 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.

On an absolute dollar basis, the provision for income taxes decreased 14.5% to $16.4 million in the second quarter of fiscal 2013 compared to $19.1 million in the same period of fiscal 2012. This decrease reflects our lower taxable income in the second quarter of fiscal 2013 compared to the same period of the prior fiscal year, offset in part by the increase in the effective tax rate discussed above. On an absolute dollar basis, the provision for income taxes increased 6.9% to $39.3 million for the first semester of fiscal 2013 compared to $36.8 million for the same period of fiscal 2012. The increase in the provision for income taxes in the first semester of fiscal 2013 compared to the same period of the prior fiscal year was primarily due to an increase in our effective tax rate, as discussed above.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $3.8 million and $5.7 million, respectively, for the second quarter and first semester of fiscal 2013 compared to $1.6 million and $1.7 million, respectively, for the same periods of the prior fiscal year. The net income attributable to noncontrolling interest represents Brightstar Corp’s share of the operating results of Brightstar Europe Limited, a joint venture between Tech Data and Brightstar Corp. (“BEL”), as the joint venture is a consolidated subsidiary in our financial statements.

As previously discussed above, in July 2012, the Company reached an agreement to acquire Brightstar Corp.’s fifty percent ownership interest in BEL. The transaction is subject to regulatory review and is expected to be completed during our third quarter of fiscal 2013. Upon completion of the transaction, “net income attributable to noncontrolling interest” will be eliminated.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2012 and 2011:

	Six months ended July 31,
	2012	2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$4,095	$228,499
Investing activities	(29,110)	(22,311)
Financing activities	(191,914)	(189,833)
Effect of exchange rate changes on cash and cash equivalents	(10,616)	27,214

Net (decrease) increase in cash and cash equivalents	$(227,545)	$43,569

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

The following table presents the components of our cash conversion cycle, in days, as of July 31, 2012 and 2011:

	As of July 31,
	2012	2011
Days of sales outstanding	40	40
Days of supply in inventory	29	28
Days of purchases outstanding	(46)	(43)

Cash conversion cycle (days)	23	25

Net cash provided by operating activities was $4.1 million for the first semester of fiscal 2013 compared to $228.5 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first semester of fiscal 2013 compared to the same period of the prior year can be attributed primarily to the realization of cash in the first semester of fiscal 2012 through the sale of higher than normal inventory levels in Europe that were on hand at the end fiscal 2011 and the timing of cash receipts from our customers and payments to our vendors. Income taxes paid during the first semester of fiscal 2013 includes payment of a $28.7 million deferred tax liability related to the $350 million convertible senior debentures repaid in December 2011. Although cash conversion cycle of 23 days as of July 31, 2012, increased from 20 days as of January 31, 2012, it remains within our acceptable range.

Net cash used in investing activities of $29.1 million during the first semester of fiscal 2013 is the result of $20.3 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for earnout and installment payments on acquisitions made in the prior fiscal year. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2013 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities of $191.9 million during the first semester of fiscal 2013 includes $180.8 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $10.0 million of net repayments on our revolving credit lines and long-term debt and $9.1 million representing a return of capital to our joint venture partner, partially offset by $3.0 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance

Our debt to total capital ratio was 5.0% at July 31, 2012. We believe this conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on our business. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions.

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

Loans Payable to Brightstar Corp.

As of July 31, 2012, we have two loans payable to our joint venture partner, Brightstar Corp. The first loan was executed in October 2010, when Brightstar entered into an agreement to loan BEL its share of the funding requirements related to BEL’s acquisition of MCC (the “Acquisition Loan”). The outstanding balance of the Acquisition Loan from Brightstar, plus any accrued interest, has a repayment date of September 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, which is payable annually on October 1. The Acquisition Loan at July 31, 2012 totaled $14.1 million. The second loan is an interest-free revolving credit loan issued in April 2007, in connection with BEL’s operations (the “Brightstar Revolver”). The terms of the Brightstar Revolver contain no contractual repayment date and allow the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by us. The amount outstanding under the Brightstar Revolver at July 31, 2012 totaled $34.2 million. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore this revolving credit loan has been classified as long-term debt in our Consolidated Balance Sheet at both July 31, 2012 and January 31, 2012. Subject to regulatory review, both of these loans payable to Brightstar Corp. are to be repaid in connection with our purchase of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, as previously discussed earlier in this MD&A.

Other Credit Facilities

In September 2011, we entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There are no amounts outstanding under this facility at either July 31, 2012 or January 31, 2012, respectively.

As of July 31, 2012, we maintained a Receivables Securitization Program with a syndicate of banks that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The program will expire in December 2012 and we will pay interest on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There are no amounts outstanding under this program at either July 31, 2012 or January 31, 2012.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $495.8 million at July 31, 2012 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $37.4 million outstanding on these facilities at July 31, 2012.

In consideration of the financial covenants discussed below, our maximum borrowing availability on the credit facilities is approximately $1.1 billion, of which $37.4 million was outstanding at July 31, 2012. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At July 31, 2012, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.

At July 31, 2012, we had also issued standby letters of credit of $70.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our available capacity under the above-mentioned facilities by the same amount.

In September 2011, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities. The net proceeds from any issuance of debt securities are expected to be used for general corporate purposes, including the repayment or refinancing of debt, capital expenditures, acquisitions and to meet working capital needs. As of July 31, 2012, we had not issued any debt securities under this shelf registration statement, nor can any assurances be given that we will issue any debt securities under this registration statement in the future.

Share Repurchase Programs

During the six months ended July 31, 2012, we repurchased 3,752,939 shares of our common stock in connection with the our $100.0 million share repurchase programs authorized by the Board of Directors in May 2012 and the $100.0 million share repurchase program authorized by the Board of Directors in November 2011. Both repurchase programs were completed as of July 31, 2012. In addition, 70,278 shares were purchased outside of the stock repurchase programs related to the exercise of an employee’s equity incentive grants.

In conjunction with our share repurchase programs authorized by the Board of Directors, 10b5-1 plans were executed that instruct the broker selected by the Company to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plans, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

Off-Balance Sheet Arrangements

Synthetic Lease Facility

We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor, which expires in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.

For the remainder of the lease term, until 180 days prior to the lease expiration, we may at our option, i) purchase a minimum of two of the seven properties, at an amount equal to each of the property’s cost, ii) exercise the option to renew the lease for a minimum of two of the seven properties or iii) exercise the option to remarket a minimum of two of the seven properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $107.4 million (the “residual value”). We are currently in the process of determining which of these options we may exercise. We have also provided a residual value guarantee related to the Synthetic Lease, which has been recorded at the estimated fair value of the residual guarantee.

The sum of future minimum lease payments under the Synthetic Lease is approximately $1.7 million at July 31, 2012. The Synthetic Lease contains covenants, which must be complied with, similar to the covenants described in certain of the credit facilities. As of July 31, 2012, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from the Company. We review the underlying credit for these guarantees on at least an annual basis. As of July 31, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $53.3 million and $65.4 million, respectively, of which $24.8 million and $28.4 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2013, the Company implemented the sales, inventory and credit management modules of SAP within our U.S. operations, which substantially completed the implementation of essentially the same enterprise resource planning (“ERP”) systems used in our European operations. This implementation has resulted in changes to certain internal controls over financial reporting. The Company performed pre- and post-implementation procedures to ensure the effectiveness of the internal controls over financial reporting. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due, to be approximately $28.4 million as of July 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, no assurance can be given as to the ultimate outcome of this matter. The resolution of this litigation will not be material to the Company’s consolidated financial position or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

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

During the second quarter of fiscal 2013, the Company added the information underlined below to the risk factors referred to above in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012:

Dependence on Information Systems

The Company is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that the Company’s information systems will not fail or experience disruptions, that the Company will be able to attract and retain qualified personnel necessary for the operation of such systems, that the Company will be able to expand and improve its information systems, that the Company will be able to convert to new systems efficiently, or that the Company will be able to integrate new programs effectively with its existing programs or that the Company’s information systems’ security controls will prevent a cybersecurity incident. In fiscal 2013, the Company will continue to deploy core applications currently operating in the European business into the Americas region and continue to invest in the IT infrastructure in Europe. In the second quarter of fiscal year 2013, the Company implemented the sales, inventory and credit management modules of the SAP system in the United States. During this implementation, changes in the flow of information impacted the Company’s ability to make critical margin management decisions. While the Company is in the process of improving the use and understanding of the system, the time needed to accomplish these improvements may be longer than the Company anticipates. There can be no assurances that there will be no further disruptions, delays and/or negative operational impact from these ongoing actions.

Narrow Margins

Like other companies in the technology distribution industry, the Company’s business is characterized by narrow gross and operating margins. These narrow margins magnify the impact on the Company’s operating results attributed to variations in sales and operating costs and place a premium on our ability to leverage our infrastructure. Future gross and operating margins may be adversely affected by changes in product mix, vendor pricing actions, competitive, economic pressures and failure to attract new sources of business from expansion of products or services or entry into new markets. In addition, the speed at which the Company can implement improvements to the gross margin management processes that have been impacted by the implementation of the sales, inventory and credit management modules of SAP in the United States may adversely affect future gross and operating margins.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds

In conjunction with the Company’s share repurchase program authorized by the Board of Directors in May 2012, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended July 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
May 1 – May 31, 2012	922,694	$50.98	922,694
June 1 – June 30, 2012	2,047,290	$46.98	2,047,290
July 1 – July 31, 2012	0	$0	0

Total	2,969,984	$48.23	2,969,984	$0

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

(a) Exhibits

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2012 and January 31, 2012; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2012 and 2011 ; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 31, 2012 and 2011 ; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2012 and 2011 ; and (v) Notes to the Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

        (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director
Robert M. Dutkowsky		Date: August 28, 2012

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)
Jeffery P. Howells		Date: August 28, 2012

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	Date: August 28, 2012
Joseph B. Trepani