Form 10-Q
period 2012-10-31
TECH DATA CORP
filed 2012-11-28
CIK 790703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2012
Common stock, par value $.0015 per share	37,760,565

TECH DATA CORPORATION AND SUBSIDIARIES

Form 10-Q for the Three and Nine Months Ended October 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	October 31, 2012	January 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$515,788	$505,178
Accounts receivable, less allowance for doubtful accounts of $54,294 and $52,713	2,781,490	2,871,243
Inventories	2,025,424	1,802,976
Prepaid expenses and other assets	206,095	202,505

Total current assets	5,528,797	5,381,902
Property and equipment, net	83,049	88,595
Other assets, net	310,471	314,921

Total assets	$5,922,317	$5,785,418

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,111,391	$3,042,809
Accrued expenses and other liabilities	469,171	551,280
Revolving credit loans and current maturities of long-term debt	65,848	48,490

Total current liabilities	3,646,410	3,642,579
Long-term debt, less current maturities	354,267	57,253
Other long-term liabilities	86,780	83,438

Total liabilities	4,087,457	3,783,270

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2012 and January 31, 2012	89	89
Additional paid-in capital	670,346	769,826
Treasury stock, 21,478,520 and 18,166,761 shares at October 31, 2012 and January 31, 2012	(907,533)	(739,614)
Retained earnings	1,791,815	1,659,767
Accumulated other comprehensive income	280,143	283,755

Equity attributable to shareholders of Tech Data Corporation	1,834,860	1,973,823
Noncontrolling interest	0	28,325

Total equity	1,834,860	2,002,148

Total liabilities and equity	$5,922,317	$5,785,418

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Net sales	$6,040,556	$6,593,983	$17,897,617	$19,375,572
Cost of products sold	5,732,295	6,249,236	16,967,895	18,356,525

Gross profit	308,261	344,747	929,722	1,019,047
Selling, general and administrative expenses	238,715	255,178	720,027	775,020

Operating income	69,546	89,569	209,695	244,027
Interest expense	4,359	8,378	10,850	25,108
Other expense, net	2,044	428	4,566	882

Income before income taxes	63,143	80,763	194,279	218,037
Provision for income taxes	16,122	23,600	55,446	60,398

Consolidated net income	47,021	57,163	138,833	157,639
Net income attributable to noncontrolling interest	(1,123)	(3,644)	(6,785)	(5,312)

Net income attributable to shareholders of Tech Data Corporation	$45,898	$53,519	$132,048	$152,327

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.22	$1.27	$3.37	$3.42

Diluted	$1.21	$1.26	$3.34	$3.37

Weighted average common shares outstanding:
Basic	37,765	42,104	39,234	44,602

Diluted	38,025	42,554	39,546	45,157

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income:
Consolidated net income	$47,021	$57,163	$138,833	$157,639
Change in consolidated cumulative translation adjustments (“CTA”)	81,127	(75,171)	(2,134)	13,211

Total comprehensive income (loss)	128,148	(18,008)	136,699	170,850
Less—comprehensive income attributable to noncontrolling interest	1,795	2,859	5,736	5,764

Comprehensive income (loss) attributable to shareholders of Tech Data Corporation	$126,353	$(20,867)	$130,963	$165,086

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended October 31,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$17,996,786	$19,369,881
Cash paid to vendors and employees	(17,875,711)	(18,901,115)
Interest paid, net	(8,238)	(11,644)
Income taxes paid	(75,629)	(61,700)

Net cash provided by operating activities	37,208	395,422

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	(16,626)
Expenditures for property and equipment	(10,512)	(9,449)
Software and software development costs	(18,097)	(22,727)

Net cash used in investing activities	(37,391)	(48,802)

Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	3,172	31,768
Cash paid for purchase of treasury stock	(180,781)	(300,000)
(Repayments) borrowings on long-term loans from joint venture partner	(49,549)	460
Acquisition of noncontrolling interest in joint venture	(117,220)	0
Return of capital to joint venture partner	(9,074)	0
Proceeds from issuance of senior notes, net of expenses	345,810	0
Net borrowings (repayments) on revolving credit loans	17,412	(29,454)
Principal payments on long-term debt	(372)	(2,192)
Excess tax benefit from stock-based compensation	5,229	1,870

Net cash provided by (used in) financing activities	14,627	(297,548)

Effect of exchange rate changes on cash and cash equivalents	(3,834)	12,361

Net increase in cash and cash equivalents	10,610	61,433
Cash and cash equivalents at beginning of year	505,178	763,725

Cash and cash equivalents at end of period	$515,788	$825,158

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$132,048	$152,327
Net income attributable to noncontrolling interest	6,785	5,312

Consolidated net income	138,833	157,639
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	40,114	42,794
Provision for losses on accounts receivable	9,346	8,962
Stock-based compensation expense	10,328	7,969
Accretion of debt discount on Senior notes and convertible senior debentures	22	7,709
Excess tax benefits from stock-based compensation	(5,229)	(1,870)
Changes in operating assets and liabilities:
Accounts receivable	95,330	(7,639)
Inventories	(218,175)	272,445
Prepaid expenses and other assets	15,817	(36,981)
Accounts payable	53,352	33,522
Accrued expenses and other liabilities	(102,530)	(89,128)

Total adjustments	(101,625)	237,783

Net cash provided by operating activities	$37,208	$395,422

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2012 and its statements of income, comprehensive income and cash flows for the three and nine months ended October 31, 2012 and 2011. In the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported. Prior to this prospective revision, these contracts approximated three percent of the Company’s net sales for both the three and nine month periods in fiscal 2013 and 2012, respectively. Management believes the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Seasonality

The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2012 and 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending January 31, 2013.

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

Recently Issued Accounting Standards

In October 2012, the FASB clarified the scope of the accounting standard related to enhanced disclosures on offsetting (netting) of assets and liabilities in the financial statements issued in December 2011. The FASB has limited the scope of the accounting standard to the items identified in the standard’s implementation guidance. As a result of the FASB’s scope clarification, the Company has concluded that this accounting standard will have no impact on our financial statement disclosures.

In July 2012, the FASB issued a new accounting standard which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The accounting standard states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that the indefinite-lived intangible asset is impaired. This standard is effective for the Company beginning February 1, 2013, and early adoption is permitted. As the Company currently does not have any indefinite-lived intangible assets, other than goodwill, this standard currently will have no impact on our consolidated financial position, income, comprehensive income and cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data Corporation by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (as further discussed in Note 6 — Stock-Based Compensation) using the if-converted and treasury stock methods, where applicable. The composition of basic and diluted EPS is as follows:

	Three months ended October 31,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$45,898	37,765	$1.22	$53,519	42,104	$1.27

Effect of dilutive securities:
Equity-based awards		260			450

Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$45,898	38,025	$1.21	$53,519	42,554	$1.26

	Nine months ended October 31,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—basic	$132,048	39,234	$3.37	$152,327	44,602	$3.42

Effect of dilutive securities:
Equity-based awards		312			555

	Nine months ended October 31,
	2012			2011
	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount	Net income attributable to Tech Data Corporation	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share attributable to shareholders of Tech Data Corporation—diluted	$132,048	39,546	$3.34	$152,327	45,157	$3.37

At October 31, 2012 and 2011, there were 9,456 and 35,181 equity-based compensation awards, respectively, excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

The Company’s $350.0 million convertible senior debentures issued in December 2006 were repaid during December 2011. The $350.0 million convertible senior debentures did not impact earnings per share at October 31, 2011, as the conditions for the contingent conversion feature had not been met.

NOTE 3 — ACQUISITION

In September 2012, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp., (“the joint venture”). The terms of the agreement included a payment of $165.9 million in cash for Brightstar Corp’s equity in the joint venture (reflected as “noncontrolling interest” within the Company’s consolidated balance sheet) and the repayment of all loans advanced by Brightstar Corp. to the joint venture. Upon the closing of the transaction, the Company recorded a decrease of approximately $85.9 million to additional paid-in capital within shareholders’ equity, comprised of a purchase price premium of approximately $85.0 million paid to Brightstar Corp. for its share of the joint venture and approximately $0.9 million of direct costs incurred with the transaction (based on the foreign currency exchange rates on the date of acquisition). The acquisition of Brightstar Corp’s fifty percent interest in the joint venture, the repayment of all loans advanced by Brightstar Corp to the joint venture and transaction costs were funded with the Company’s available cash.

NOTE 4 — DEBT

	October 31, 2012	January 31, 2012
	(In thousands)
Senior notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$0
Less—unamortized debt discount	(1,304)	0

Senior notes, net	348,696	0
Capital leases	6,088	6,512
Loan payable to Brightstar Corp.	0	14,940
Interest-free revolving credit loan payable to Brightstar Corp.	0	36,306
Other committed and uncommitted revolving credit facilities, average interest rate of 4.37% and 6.27% at October 31, 2012 and January 31, 2012, expiring on various dates through fiscal 2015	65,331	47,985

	420,115	105,743

Less—current maturities (included as “revolving credit loans and current portion of long-term debt, net”)	(65,848)	(48,490)

Total Long-term debt	$354,267	$57,253

Senior Notes

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively (the “Senior Notes”). The debt issuance costs incurred in connection with the public offering will be amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company will pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, beginning on March 21, 2013. The Company, at its option, may redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.

Loans Payable to Brightstar Corp.

In October 2010, Brightstar Corp. entered into an agreement to loan Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp. (“the joint venture”), its share of the funding requirements for an acquisition by the the joint venture (the “Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, had a repayment date of September 2015, or earlier if agreed between the two parties, and interest at the applicable LIBOR rate plus 4.0% per year, to be paid annually on October 1.

The Company also had an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of the joint venture (the “Brightstar Revolver”). The terms of the Brightstar Revolver included no contractual repayment date and allowed for the revolving credit loan to increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. Effective October 2010, a resolution of the joint venture’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan had been classified as long-term debt in the Company’s Consolidated Balance Sheet at January 31, 2012.

As discussed in Note 3 above, in September 2012, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in the joint venture and in accordance with the terms of the acquisition agreement, the Company repaid both the Acquisition Loan and the Brightstar Revolver.

NOTE 5 — INCOME TAXES

The Company’s effective tax rate was 25.5% in the third quarter of fiscal 2013 and 29.2% in the third quarter of fiscal 2012. The Company’s effective tax rate was 28.5% in the first nine months of fiscal 2013 and 27.7% in the same period of the prior fiscal year. The fluctuations in the effective rate for both the third quarter and first nine months of fiscal 2013 compared to the same periods of the prior year are primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates. The effective tax rate during the third quarter of fiscal 2013 was most significantly affected by the decline in projected fiscal 2013 taxable income within the United States as compared to fiscal 2012.

On an absolute dollar basis, the provision for income taxes decreased 31.7% to $16.1 million for the third quarter of fiscal 2013 compared to $23.6 million in the same period of fiscal 2012 and decreased 8.2% to $55.4 million for the first nine months of fiscal 2013 compared to $60.4 million in the same period of fiscal 2012. The decrease in the provision for income taxes for both the third quarter and first nine months of fiscal 2013 is primarily due to the Company’s lower taxable income for these periods in comparison with the same periods of the prior fiscal year, primarily within the United States.

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

The Company’s future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and future taxable income and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. In addition, the Company’s income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of the provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or the Company is required to pay amounts in excess of such accruals, the Company’s effective tax rate could be materially affected.

NOTE 6 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2012 and 2011, the Company recorded $10.3 million and $8.0 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At October 31, 2012, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at October 31, 2012. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the activity of the Company’s restricted stock activity for the nine months ended October 31, 2012 is as follows:

Shares
Outstanding at January 31, 2012	568,498
Granted	279,652
Vested	(224,038)
Canceled	(33,331)

Outstanding at October 31, 2012	590,781

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the nine months ended October 31, 2012 is as follows:

Shares
Outstanding at January 31, 2012	1,651,400
Granted	6,236
Exercised	(1,007,906)
Canceled	(44,898)

Outstanding at October 31, 2012	604,832

The Company’s policy is to utilize shares of its treasury stock, to the extent available, for the exercise or vesting of equity awards (see further discussion of the Company’s share repurchase program in Note7 — Shareholders’ Equity).

NOTE 7 — SHAREHOLDERS’ EQUITY

The Company’s common share repurchases and issuance activity for the nine months ended October 31, 2012 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock held at January 31, 2012	18,166,761	$40.71
Shares of common stock repurchased under share repurchase programs and other shares acquired	3,823,217	$49.40
Shares of treasury stock reissued	(511,458)

Treasury stock held at October 31, 2012	21,478,520	$42.25

There were no common shares repurchased by the Company during the third quarter of fiscal 2013. During the first semester of fiscal 2013, the Company completed each of the $100.0 million share repurchase programs approved by the Board of Directors in May 2012 and November 2011. In conjunction with the Company’s share repurchase programs, 10b5-1 plans were executed that instruct the brokers selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the

Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. The fair value of the Company’s outstanding foreign currency forward contracts at October 31, 2012 and 2011 was an unrealized gain of $3.3 million and $8.6 million, respectively, included in other current assets and an unrealized loss of $4.4 million and $11.9 million, respectively, included in other current liabilities (see further discussion below in Note 9 — Derivative Instruments).

The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The investments contained within the life insurance policies are marked-to-market each period by analyzing the change in the underlying value of the invested assets (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants (level 2 criteria) and the gains and losses are recorded in the Company’s Consolidated Statement of Income. The fair value of the Company’s nonqualified deferred compensation plan investments and related liability at October 31, 2012 is $33.9 million and $31.6 million, respectively.

The $350 million of Senior Notes discussed in Note 4 are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $356.7 million at October 31, 2012, based upon quoted market information (level 1 criteria).

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

The Company’s foreign currency exposure relates to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Peruvian nuevo sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc.

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

The Company classifies gains and losses on its foreign currency derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies gains and losses on its foreign currency derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense, net”, was a net foreign currency exchange loss of $9.8 million and $10.0 million for the nine months ended October 31, 2012 and 2011, respectively. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.

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

The Company’s monthly average notional amounts of derivative financial instruments outstanding during the first nine months of fiscal 2013 and 2012 were $1.8 billion and $1.4 billion, respectively, with average maturities of 28 days and 22 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged. The Company’s foreign currency forward contracts are also discussed in Note 8 — Fair Value of Financial Instruments.

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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $47.9 million and $65.4 million, respectively, of which $30.9 million and $28.4 million, respectively, was outstanding. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. Management has concluded, based upon the opinion of outside legal counsel, that the risk of loss for a significant portion of these assessments is remote and has therefore not accrued any amount on that portion of the claim. The Company’s financial statements include an accrual for the remaining exposure related to these assessments for which a loss is considered probable. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, the ultimate outcome of litigation cannot be predicted with absolute certainty. If the courts were to reach a ruling that is adverse to the Company on the entire claim, a significant portion of the claim would be in excess of the amounts accrued, and while such ruling would not be material to the Company’s consolidated net assets or liquidity, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $28.8 million at October 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of the predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.

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

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas	$2,367,743	$2,781,263	$7,221,953	$8,094,723
Europe	3,672,813	3,812,720	10,675,664	11,280,849

Total	$6,040,556	$6,593,983	$17,897,617	$19,375,572

Operating income:
Americas	$33,747	$52,638	$114,346	$148,146
Europe	39,445	39,718	105,677	103,850
Stock-based compensation expense	(3,646)	(2,787)	(10,328)	(7,969)

Total	$69,546	$89,569	$209,695	$244,027

Depreciation and amortization:
Americas	$4,079	$3,798	$11,900	$11,567
Europe	9,445	10,053	28,214	31,227

Total	$13,524	$13,851	$40,114	$42,794

Capital expenditures:
Americas	$2,420	$10,085	$15,111	$21,340

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Europe	5,861	3,044	13,498	10,836

Total	$8,281	$13,129	$28,609	$32,176

Identifiable assets:
Americas	$1,870,735	$2,063,622	$1,870,735	$2,063,622
Europe	4,051,582	4,272,503	4,051,582	4,272,503

Total	$5,922,317	$6,336,125	$5,922,317	$6,336,125

Goodwill and acquisition-related intangible assets, net:
Americas	$2,966	$2,966	$2,966	$2,966
Europe	150,903	152,553	150,903	152,553

Total	$153,869	$155,519	$153,869	$155,519

NOTE 12 — SUBSEQUENT EVENT

On November 1, 2012, the Company completed the acquisition of several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price of approximately $365 million, subject to customary adjustments. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. The acquired distribution companies are Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of enterprise and broadline IT products in the UK, France and the Netherlands. For its fiscal year ended March 31, 2012, SDG generated third-party sales of approximately $1.75 billion. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European enterprise business and broadline offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which the company estimates will add incremental annual sales of approximately $500 million.

The Company has accounted for the SDG acquisition as a business combination and the purchase price will be assigned to the assets acquired and liabilities assumed at their estimated fair value as of the date of acquisition. The preliminary purchase price allocation, which will be completed during the fourth quarter of fiscal 2013, was based on estimated net assets acquired of approximately $143 million (based on the foreign currency exchange rates on date of acquisition). The preliminary allocation of identifiable intangible assets and goodwill, also subject to final purchase price adjustments, is comprised of approximately $104 million related to customer and vendor relationship assets with an estimated useful life of ten years and approximately $78 million of goodwill (based on the foreign currency exchange rates on the date of acquisition). The goodwill related to the acquisition is largely attributable to strategic factors previously discussed, as well as the growth potential of SDG’s enterprise business and broadline offerings. In addition, the Company has preliminarily allocated approximately $40 million of the purchase price premium to the preferred supplier agreement to be amortized over the five year life of the agreement. The Company is in the process of determining the amount of the identified intangible assets and goodwill that are deductible for tax purposes in the Company’s foreign tax jurisdictions.

The results of SDG’s operations will be included in the Company’s results of operations subsequent to the date of acquisition. Based on the timing of the acquisition and lack of available information, the Company has determined it to be impracticable to disclose proforma financial information at this time.

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

Our financial objectives are to grow sales at or above the market rate of growth for technology products, gain share in select markets, improve profitability, generate positive cash flow, and earn a return on invested capital above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.

The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient logistics infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. As further discussed below, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. While the system conversion and overall implementation went well, our execution in the U.S. was negatively impacted, as the changes in the flow of information impacted our service levels with certain customers as well as our productivity and ability to make critical margin management decisions during both the second and third quarters. While we saw an improvement in our operating income in absolute dollars and as a percentage of net sales from the second quarter of fiscal 2013 to the third quarter, we nevertheless continued to see year-over-year declines in net sales, gross profit and operating income within our U.S. operations. As discussed further below, we have made improvements to our information flow and processes within our U.S. business during the third quarter, and we will continue to work diligently to return our U.S. business to acceptable levels of performance.

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

Our European mobility business continues to be one of our strongest operations, posting double digit sales growth during the current quarter, adding new vendors in several countries and expanding our third party logistics services to new customers. In addition, during the third quarter of fiscal 2013, we completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp. (“the joint venture”).The terms of the acquisition agreement included a payment of $165.9 million in cash for Brightstar Corp’s equity in the joint venture and the repayment of all loans advanced by Brightstar Corp. to the joint venture. We funded the acquisition, repayment of the loans advanced by Brightstar Corp. and transaction costs with our available cash.

On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price of approximately $365 million, subject to customary adjustments. We used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. The acquired distribution companies are Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV. (collectively “SDG”). SDG is a leading distributor of enterprise and broadline IT products in the UK, France and the Netherlands. For its fiscal year ended March 31, 2012, SDG generated third-party sales of approximately $1.75 billion. We believe the acquisition of SDG supports our diversification strategy by strengthening our European enterprise business and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which the company estimates will add incremental annual sales of approximately $500 million. The results of SDG’s operations will be included in the Company’s results of operations subsequent to the date of acquisition.

Another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow not only within our European mobility business, as mentioned above, but also within our consumer electronics and other businesses in both geographies. Our evolving mix of products, services, customers and geographies are important factors in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.

The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. An example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both the Americas and Europe. We believe our pan-European IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners. In the past, we have implemented several components of our European IT systems into our North American IT infrastructure, including standardizing our North American financial systems and logistics network on SAP. During the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP within our U.S. operations, which substantially completed the implementation of the enterprise resource planning (“ERP”) systems used in our European operations. As a result of our extensive experience installing essentially the same ERP systems in Europe, systemically the conversion and implementation went well. However, the changes to processes and the flow of information within Tech Data and with certain customers negatively impacted our service levels with a subset of our customers as well as our internal productivity. This degradation resulted in a loss of market share and operating leverage, and therefore, lower operating profits within the United States during the second and third quarter of fiscal 2013 as compared to the prior year. While the Company is in the process of improving the service levels utilizing the new ERP modules, there can be no absolute assurances that there will be no further disruption, delays and/or negative operational impact.

We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and has delivered solid operating results and returns on invested capital in both the Americas and Europe for several years. We continue to believe that in the long-term our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services. We believe our efforts will enable us to resume solid sales growth, select market share gains, higher earnings per share, positive operating cash flow, and industry-leading returns on invested capital.

In addition to the above, we diligently monitor the factors that we can control, including our management of costs, working capital and capital spending. We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and to invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2012, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 19.0%.

Recent Accounting Pronouncements and Legislation

Refer to Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations

We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2012 and 2011:

	Three months ended October 31, 2012		Three months ended October 31, 2011
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,367,743	39.2%	$2,781,263	42.2%
Europe	3,672,813	60.8%	3,812,720	57.8%

Worldwide	$6,040,556	100.0%	$6,593,983	100.0%

	Nine months ended October 31, 2012		Nine months ended October 31, 2011
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,221,953	40.4%	$8,094,723	41.8%
Europe	10,675,664	59.6%	11,280,849	58.2%

Worldwide	$17,897,617	100.0%	$19,375,572	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Year-over-year (decrease) increase in net sales (%):
Americas	(14.9)%	3.1%	(10.8)%	4.3%
Europe (US$)	(3.7)%	10.0%	(5.4)%	18.8%
Europe (euro)	4.9%	5.6%	4.0%	10.8%
Worldwide	(8.4)%	7.0%	(7.6)%	12.3%

	Three months ended October 31, 2012		Three months ended October 31, 2011
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$33,747	1.43%	$52,638	1.89%
Europe	39,445	1.07%	39,718	1.04%
Stock-based compensation expense	(3,646)	(0.06)%	(2,787)	(0.04)%

Worldwide	$69,546	1.15%	$89,569	1.36%

	Nine months ended October 31, 2012		Nine months ended October 31, 2011
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$114,346	1.58%	$148,146	1.83%
Europe	105,677	0.99%	103,850	0.92%
Stock-based compensation expense	(10,328)	(0.06)%	(7,969)	(0.04)%

Worldwide	$209,695	1.16%	$244,027	1.26%

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple Inc. approximated 21% and 12%, respectively, of our sales for the third quarter of fiscal 2013. There were no other vendors or any customers that exceeded 10% of our consolidated sales over the past four fiscal quarters.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and nine months ended October 31, 2012 and 2011, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.90	94.77	94.81	94.74

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Gross profit	5.10	5.23	5.19	5.26
Selling, general and administrative expenses	3.95	3.87	4.03	4.00

Operating income	1.15	1.36	1.16	1.26
Interest expense	0.07	0.13	0.06	0.13
Other expense, net	0.03	(0)	0.01	(0)

Income before income taxes	1.05	1.23	1.09	1.13
Provision for income taxes	0.27	0.36	0.31	0.31

Consolidated net income	0.78	0.87	0.78	0.82
Net income attributable to noncontrolling interest	(0.02)	(0.06)	(0.04)	(0.03)

Net income attributable to shareholders of Tech Data Corporation	0.76%	0.81%	0.74%	0.79%

Three and nine months ended October 31, 2012 and 2011

Net Sales

Our consolidated net sales were $6.0 billion in the third quarter of fiscal 2013, a decrease of 8.4% when compared to the third quarter of fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately five percentage points. On a regional basis, during the third quarter of fiscal 2013, net sales in the Americas decreased by 14.9% when compared to the third quarter of fiscal 2012 and decreased by 3.7% in Europe (an increase of 4.9% on a euro basis). On a year-to-date basis, net sales were $17.9 billion during the first nine months of fiscal 2013, a decrease of 7.6% when compared to the first nine months of fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately six percentage points.

Beginning with the first quarter of fiscal 2013, we prospectively revised our presentation of sales of vendor warranty services and certain fulfillment contracts such that these revenues are now being presented on an agency basis as net fees, as compared to presenting gross revenues and costs of sales in prior periods. On a gross basis, these contracts would have contributed approximately $214.5 million and $605.8 million, respectively, to our net sales in the third quarter and first nine months of fiscal 2013, which negatively impacted both the quarterly and first nine months year-over-year consolidated net sales growth comparison by approximately three percentage points. This change had no impact on gross profit dollars, operating income dollars, net income dollars or earnings per share for any fiscal periods reported, but positively impacted the gross margin and operating income margin by 17 basis points and four basis points, respectively, in the third quarter and first nine months of fiscal 2013. Also included in the third quarter and first nine months of fiscal 2012, are net sales of approximately $51.7 million and $253.9 million, respectively, related to the in-country operations of Brazil and Colombia, which we exited at the end of fiscal 2012. We continue to serve both the Brazilian and Colombian markets through our Miami-based export business. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts, the closure of our in-country operations in Brazil and Colombia and the negative impact of the weakening of certain foreign currencies against the U.S. dollar in the third quarter and first nine months of fiscal 2013, consolidated net sales increased by approximately one percent and two percent, respectively, in comparison with the same periods of the prior fiscal year.

During the third quarter and first nine months of fiscal 2013, net sales in the Americas were $2.4 billion and $7.2 billion respectively, representing a decrease of 14.9% and 10.8%, when compared to the same periods of the prior year. The prospective revision in presentation of sales of vendor warranty services and certain fulfillment contracts negatively impacted both the Americas’ third quarter and first nine months fiscal 2013 net sales growth by four percentage points. Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts, the closure of our in-country operations in Brazil and Colombia and the impact of certain foreign currencies against the U.S. dollar in the third quarter and first nine months of fiscal 2013, year-over-year net sales in the Americas decreased by approximately ten and four percent, respectively, in comparison with the same periods of the prior fiscal year, primarily due to lower sales in the U.S. resulting from weak market conditions and a loss of market share following the implementation of certain modules of SAP in the second quarter of fiscal 2013, as previously discussed in this MD&A.

During the third quarter and first nine months of fiscal 2013, net sales in Europe were $3.7 billion and $10.7 billion, respectively, a decrease of 3.7% and 5.4% when compared to the same periods of the prior fiscal year (an increase of 4.9% and 4.0%, respectively, on a euro basis). Excluding the impact of the prospective presentation of sales of vendor warranty services and certain fulfillment contracts in the third quarter and first nine months of fiscal 2013, year-over-year net sales in

Europe increased eight percent and seven percent, respectively, on a euro basis. This increase is due to strong demand for mobility products and growth in certain European markets, such as U.K., France and Germany.

Gross Profit

Gross profit as a percentage of net sales (“gross margin”) during the third quarter of fiscal 2013 was 5.10%, compared to a 5.23% gross margin in the third quarter of fiscal 2012. On a year-to-date basis, gross margin decreased to 5.19% in the first nine months of fiscal 2013 compared to 5.26% in the comparable period of the prior fiscal year. As discussed above, the prospective revision of the presentation of vendor warranty services and certain fulfillment contracts had no impact on gross profit dollars but positively impacted the gross margin percentage by approximately 17 basis points for both the third quarter and first nine months of fiscal 2013. Excluding the impact of the revision of the presentation of vendor warranty services and certain fulfillment contracts, the decline in our gross margin for both the third quarter and first nine months of fiscal 2013 is attributable to competitive pricing, changes in our product mix and aggressive vendor rebate goals in both regions, as well as the implementation of the sales, inventory and credit management modules of SAP in the U.S. during the second quarter of fiscal 2013. As discussed previously, implementation of the aforementioned modules of SAP impacted our productivity and ability to make critical margin management decisions during the second and third quarters of fiscal 2013, resulting in lower gross profit earned in the U.S. during both the third quarter and first nine months of fiscal 2013.

Selling, General and Administrative Expenses (“SG&A”)

SG&A as a percentage of net sales was 3.95% for the third quarter of fiscal 2013, compared to 3.87% in the third quarter of fiscal 2012. On a year-to-date basis, SG&A as a percentage of net sales was 4.03% for the first nine months of fiscal 2013 compared to 4.00% in the comparable period of the prior fiscal year. The change in our presentation of sales of vendor warranty service and certain fulfillment contracts discussed above negatively impacted our SG&A as a percentage of net sales by approximately 13 basis points for both the third quarter and first nine months of fiscal 2013. Excluding this impact, our year-over-year improvement in operating leverage was primarily driven by our ability to manage costs while delivering strong sales growth in Europe, offset by a decline in operating leverage in the United States in both the second and third quarters of fiscal 2013 due to the implementation of certain modules of SAP in the U.S., as previously discussed above.

In absolute dollars, SG&A decreased by $16.5 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and by $55.0 million in the first nine months of fiscal 2013 compared to the same period of the prior fiscal year. The year-over-year decrease in SG&A during both the third quarter and first nine months of fiscal 2013 compared to the same periods of the prior fiscal year is primarily attributable to the weakening of certain foreign currencies against the U.S. dollar and, to a much lesser extent, lower expense resulting from the closure of our in-country operations in Brazil and Colombia at the end of fiscal 2012.

Interest Expense

Interest expense decreased 48.0% to $4.4 million in the third quarter of fiscal 2013 compared to $8.4 million in the third quarter of the prior year. On a year-to-date basis, interest expense decreased 56.8% to $10.9 million in the first nine months of fiscal 2013 from $25.1 million in the first nine months of the prior year. The decrease in interest expense for both the third quarter and first nine months of fiscal 2013 is primarily attributable to the repayment of the $350.0 million, 2.75%, convertible senior debentures in December 2011 and use of the Company’s available cash and revolving credit facilities at lower rates of interest to fund our working capital requirements.

Other Expense, Net

Other expense, net, consists primarily of interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense, net, approximated $2.0 million of expense in the third quarter of fiscal 2013 compared to $0.4 million of expense in the third quarter of the prior year. On a year-to-date basis, other expense, net was $4.6 million of expense compared to $0.9 million of expense in the same period of the prior fiscal year. The change in other expense, net, during both the third quarter and first nine months of fiscal 2013 compared to the same periods of the prior year is primarily attributable to an increase in the premiums associated with foreign currency forward contracts, a greater discount expense on the sale of accounts receivable, and a decrease in interest income, resulting from a decrease in both the average short-term cash investment balances and interest rates as compared to the same periods of the prior year.

Provision for Income Taxes

Our effective tax rate was 25.5% in the third quarter of fiscal 2013 and 29.2% in the third quarter of fiscal 2012. Our effective tax rate was 28.5% in the first nine months of fiscal 2013 and 27.7% in the same period of the prior fiscal year.

The fluctuations in the effective rate for both the third quarter and first nine months of fiscal 2013 compared to the same periods of the prior year are primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate. The effective tax rate during the third quarter of fiscal 2013 was most significantly affected by the decline in projected fiscal 2013 taxable income within the United States as compared to fiscal 2012.

On an absolute dollar basis, the provision for income taxes decreased 31.7% to $16.1 million for the third quarter of fiscal 2013 compared to $23.6 million in the same period of fiscal 2012 and decreased 8.2% to $55.4 million for the first nine months of fiscal 2013 compared to $60.4 million in the same period of fiscal 2012. The decrease in the provision for income taxes for both the third quarter and first nine months of fiscal 2013 is primarily due to our lower taxable income for these periods in comparison with the same periods of the prior fiscal year, primarily within the United States.

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

The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses, changes in tax laws, or interpretations of these laws in our operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.

Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. We consider all positive and negative evidence available in determining the potential realization of deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and future taxable income and prudent and feasible tax planning strategies. In making this determination, we place greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. In addition, our income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of the provision for income taxes. To the extent we prevail in matters for which accruals have been established or we are required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $1.1 million and $6.8 million, respectively, for the third quarter and first nine months of fiscal 2013 compared to $3.6 million and $5.3 million, respectively, for the same periods of the prior fiscal year. As discussed above, in September 2012, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp. (“the joint venture”). Net income attributable to noncontrolling interest represents Brightstar Corp’s portion of the operating results of the joint venture prior to the Company’s acquisition in September 2012.

Liquidity and Capital Resources

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2012 and 2011:

	Nine months ended October 31,
	2012	2011
	(In thousands)
Net cash flow provided by (used in):
Operating activities	$37,208	$395,422
Investing activities	(37,391)	(48,802)
Financing activities	14,627	(297,548)
Effect of exchange rate changes on cash and cash equivalents	(3,834)	12,361

Net increase in cash and cash equivalents	$10,610	$61,433

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

The following table presents the components of our cash conversion cycle, in days, as of October 31, 2012 and 2011:

	As of October 31,
	2012	2011
Days of sales outstanding	42	40
Days of supply in inventory	32	29
Days of purchases outstanding	(49)	(47)

Cash conversion cycle (days)	25	22

Net cash provided by operating activities was $37.2 million for the first nine months of fiscal 2013 compared to $395.4 million of cash provided by operating activities for the same period of the prior year. The change in cash resulting from operating activities during the first nine months of fiscal 2013 compared to the same period of the prior year can be attributed primarily to the realization of cash in the first nine months of fiscal 2012 through the sale of higher than normal inventory levels in Europe that were on hand at the end fiscal 2011 and the timing of cash receipts from our customers and payments to our vendors. Income taxes paid during the first nine months of fiscal 2013 includes payment of a $28.7 million deferred tax liability related to the $350 million convertible senior debentures repaid in December 2011. Although our cash conversion cycle of 25 days as of October 31, 2012, increased from 20 days as of January 31, 2012 and 22 days as of October 31, 2011, it remains within our acceptable range of 24 to 26 days.

Net cash used in investing activities of $37.4 million during the first nine months of fiscal 2013 is the result of $28.6 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for earnout and installment payments on acquisitions made in the prior fiscal year. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2013 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash provided by financing activities of $14.6 million during the first nine months of fiscal 2013 primarily includes $345.8 million in net proceeds from issuance of Senior Notes, offset by $180.8 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $117.2 million of cash used for the acquisition of the noncontrolling interest in our joint venture, and $32.5 million of net repayments on our revolving credit lines and long-term debt (which includes $49.5 million for repayment of loans due to our former joint venture partner) and $9.1 million, representing a return of capital to our joint venture partner.

Capital Resources and Debt Compliance

Our debt to total capital ratio was 19% at October 31, 2012. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on our business. Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions.

At October 31, 2012, we had approximately $515.8 million in cash and cash equivalents, of which $501.9 million was held in our foreign subsidiaries. A significant portion of the cash and cash equivalents held in our foreign subsidiaries at October 31, 2012 was used to find our acquisition of SDG in November 2012, as previously discussed in this MD&A. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.

The following is a detailed discussion of our various financing facilities.

Senior Notes

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively (the “Senior Notes”). The debt issuance costs incurred in connection with the public offering will be amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We will pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, beginning on March 21, 2013. We may, at our option, redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness of the Company.

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

Loans Payable to Brightstar Corp.

In October 2010, Brightstar Corp. entered into an agreement to loan Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp. (“the joint venture”), its share of the funding requirements for an acquisition by the joint venture (the “Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, had a repayment date of September 2015, or earlier if agreed between the two parties, and interest at the applicable LIBOR rate plus 4.0% per year, to be paid annually on October 1.

We also had an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of the joint venture (the “Brightstar Revolver”). The terms of the Brightstar Revolver included no contractual repayment date and allowed for the revolving credit loan to increase or decrease in accordance with the working capital requirements of the joint venture, as determined by the Company. Effective October 2010, a resolution of the joint venture’s board was approved stating that the Brightstar Revolver will not be repaid for the foreseeable future and therefore the revolving credit loan had been classified as long-term debt in our Consolidated Balance Sheet at January 31, 2012.

As discussed previously in this MD&A, in September 2012, we completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in the joint venture and in accordance with the terms of the acquisition agreement, we repaid both the Acquisition Loan and the Brightstar Revolver.

Other Credit Facilities

In September 2011, we entered into a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased up to $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under this facility at either October 31, 2012 or January 31, 2012.

As of October 31, 2012, we maintained a Receivables Securitization Program with a syndicate of banks that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at either October 31, 2012 or January 31, 2012.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $495.9 million at October 31, 2012 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $65.3 million outstanding on these facilities at October 31, 2012.

In consideration of the financial covenants discussed below, our maximum borrowing availability on the credit facilities is approximately $754.4 million, of which $65.3 million was outstanding at October 31, 2012. Our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, the credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within the credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2012, we were in compliance with all such covenants. The ability to draw funds under these credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.

At October 31, 2012, we had also issued standby letters of credit of $73.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduced our available capacity under the above-mentioned facilities by the same amount.

In September 2011, we filed a shelf registration statement with the Securities and Exchange Commission for the issuance of debt securities. The net proceeds from any issuance of debt securities are expected to be used for general corporate purposes, including the repayment or refinancing of debt, capital expenditures, acquisitions, and to meet working capital needs. During September 2012, we issued the Senior Notes discussed above, under this shelf registration statement.

Share Repurchase Programs

There were no repurchases of our common stock during the third quarter of fiscal 2013. During the first semester of 2013, we repurchased 3,752,939 shares of our common stock in connection with the our $100.0 million share repurchase programs authorized by the Board of Directors in May 2012 and the $100.0 million share repurchase program authorized by the Board of Directors in November 2011. Both repurchase programs were completed as of July 31, 2012. In addition, 70,278 shares were purchased outside of the stock repurchase programs related to the exercise of an employee’s equity incentive grants.

In conjunction with our share repurchase programs authorized by the Board of Directors, 10b5-1 plans were executed that instruct the broker selected by us to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plans, which is based on the market price of our common stock. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

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

The sum of future minimum lease payments under the Synthetic Lease is approximately $1.3 million at October 31, 2012. The Synthetic Lease contains covenants, which must be complied with, similar to the covenants described in certain of the credit facilities. As of October 31, 2012, we were in compliance with all such covenants.

Guarantees

As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory-financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of October 31, 2012 and January 31, 2012, the aggregate amount of guarantees under these arrangements totaled $47.9 million and $65.4 million, respectively, of which $30.9 million and $28.4 million, respectively, was outstanding. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2013. During the second quarter of fiscal 2013, the Company implemented the sales, inventory and credit management modules of SAP within our U.S. operations, which substantially completed the implementation of essentially the same enterprise resource planning (“ERP”) systems used in our European operations. This implementation has resulted in changes to certain internal controls over financial reporting. The Company performed pre- and post-implementation procedures to ensure the effectiveness of the internal controls over financial reporting. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Prior to fiscal 2004, one of the Company’s European subsidiaries was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. Management has concluded, based upon the opinion of outside legal counsel, that the risk of loss for a significant portion of these assessments is remote and has therefore not accrued any amount on that portion of the claim. The Company’s financial statements include an accrual for the remaining exposure related to these assessments for which a loss is considered probable. Although the Company is vigorously pursuing administrative and judicial action to challenge the assessments, the ultimate outcome of litigation can not be predicted with absolute certainty. If the courts were to reach a ruling that is adverse to the Company on the entire claim, a significant portion of the claim would be in excess of the amounts accrued, and while such ruling would not be material to the Company’s consolidated net assets or liquidity, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $28.8 million at October 31, 2012. The Brazilian subsidiary has moved for clarification of the ruling and intends to appeal if the court does not rule in its favor. However, in order to pursue the next level of appeal, the Brazilian subsidiary may be required to make a deposit or to provide a guarantee to the courts for the payment of the CIDE tax pending the outcome of the appeal. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of the predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian Subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10Q for the quarter end July 31, 2012, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC and those set out in such Annual and Quarterly Reports.

ITEM 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On November 27, 2012, the Company’s Board of Directors (“Board”) appointed Patrick Sayer as a director to fill the vacancy on the board left by the retirement of Maximilian Ardelt in June 2012. Mr. Sayer will serve as an independent director and will also serve on the Audit Committee of the Board and the Governance and Nominating Committee. Mr. Sayer will receive compensation consistent with that provided to the other non-employee directors, as described in the Company’s 2012 Proxy Statement, including an initial grant of restricted stock units of $190,000 in value, which will vest equally over three years from the grant date.

ITEM 6. Exhibits

(a) Exhibits

10-BBo	Amendment No. 18 to Transfer and Administration Agreement dated as of October 31, 2012

10-BBp	Consent for Third Amended and Restated Participation Agreement (dated as of June 27, 2008), dated September 26, 2011

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2012 and January 31, 2012; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2012 and 2011 ; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2012 and 2011 ; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2012 and 2011 ; and (v) Notes to the Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH DATA CORPORATION

              (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY Robert M. Dutkowsky	Chief Executive Officer; Director	Date: November 28, 2012

/s/ JEFFERY P. HOWELLS Jeffery P. Howells	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	Date: November 28, 2012

/s/ JOSEPH B. TREPANI Joseph B. Trepani	Senior Vice President and Corporate Controller (principal accounting officer)	Date: November 28, 2012