Form 10-K
period 2013-01-31
TECH DATA CORP
filed 2014-02-05
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No   ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒

Aggregate market value of the voting stock held by non-affiliates was $1,848,709,289 based on the reported last sale price of common stock on July 31, 2012 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 6, 2014
Common stock, par value $.0015 per share	38,061,955

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

The filing of this Annual Report on Form 10-K of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) for the fiscal year ended January 31, 2013 was delayed pending the completion of an internal investigation of certain of the Company’s accounting practices. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The internal investigation and Supplemental Procedures have now been completed.
In this Annual Report on Form 10-K, we present restated consolidated financial statements and other financial information for certain periods and as of certain dates, as follows (collectively, the “Restated Periods”):

•	Consolidated balance sheet as of January 31, 2012;

•
Consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the fiscal years ended January 31, 2012 and 2011;

•	Selected financial data as of and for the fiscal years ended January 31, 2012, 2011, 2010 and 2009; and

•	Interim financial information for the fiscal 2013 quarters ended October 31, 2012, July 31, 2012 and April 30, 2012 and for each fiscal quarter of the year ended January 31, 2012.
The Company's Quarterly Reports on Form 10-Q for the first, second, and third quarters of fiscal 2014, which the Company expects to file prior to February 28, 2014, will include the restatement of previously issued consolidated financial statements and related information. Investors should not rely on our previously filed reports, earnings releases or similar communications relating to the Restated Periods, or on the unaudited financial results for the fourth quarter and fiscal year ended January 31, 2013 previously announced and filed in a Current Report on Form 8-K on March 4, 2013. We have not amended any previously filed reports.
For a description of the restatement, see Note 2 of Notes to Consolidated Financial Statements. For more information regarding the restatement and its effects, refer to Part I, Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings,” Part II, Item 6, “Selected Financial Data,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 16 of Notes to Consolidated Financial Statements.
For a description of material weaknesses in internal control over financial reporting identified by management and management's plan to remediate the material weaknesses, see Part II, Item 9A, “Controls and Procedures.”

PART I

ITEM 1.	Business.
Overview
Tech Data Corporation is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include more than 120,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and South America) and Europe. For a discussion of our geographic reporting segments, see Item 8, "Financial Statements and Supplementary Data.”
The Company’s financial objectives are to grow sales at or above the overall IT market growth rate by gaining share in select product areas, grow earnings in local currency, generate positive cash flow, and earn a return on invested capital above our weighted average cost of capital. To achieve this, we focus on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.
Execution is fundamental to our business success. We have 28 logistics centers where each day, tens of millions of dollars of technology products are received from vendors, picked and packed and shipped to our customers. Products are generally shipped from regionally located logistics centers the same day the orders are received. In addition, execution is marked by a high level of service provided to our customers through our company’s technical, sales and marketing support, electronic commerce tools, product integration services and financing programs.
Our diversification strategy seeks to continuously remix our product and customer portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, mobility, cloud computing, the convergence of consumer and professional devices and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient infrastructure to capture new market opportunities emerging in specialty areas, such as data center, software, mobility and consumer electronics.
The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by products we sell. These IT systems and e-business tools and programs have also worked to strengthen our vendor and customer relationships, while at the same time improving the efficiency of these business partners.
We believe our strategy of execution, diversification and innovation will continue to strengthen our value proposition with vendor partners and reseller customers while positioning us for continued market expansion and profitable growth.
History
Tech Data was incorporated in 1974 to market data processing supplies such as tapes, disk packs, and custom and stock tab forms for mini and mainframe computers directly to end users. With the advent of microcomputer dealers, we made the transition to a wholesale distributor in 1984 by broadening our product line to include hardware products and withdrawing entirely from end-user sales.
From fiscal 1989 through fiscal 2007, we expanded geographically through the acquisitions of several distribution companies in both the Americas and Europe, significantly strengthening our position in certain product and customer segments.
In fiscal 2008, we executed a joint venture agreement with Brightstar Corp. ("Brightstar"), one of the world’s largest wireless products distributors and supply chain solutions providers. Brightstar Europe Limited ("BEL"), our consolidated joint venture with Brightstar, distributed mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. During the third quarter of fiscal 2013, we acquired Brightstar's fifty percent ownership interest in BEL. The terms of the acquisition agreement included a payment of $165.9 million in cash for Brightstar's equity in BEL and the repayment of all loans advanced by Brightstar to BEL. We funded the acquisition, repayment of the loans advanced by Brightstar and transaction costs with our available cash.
In fiscal 2011, we continued to support our diversification strategy by completing five acquisitions in Europe, including the acquisition of Triade Holding B.V. (“Triade”), a privately-held portfolio of leading value-added distributors of consumer electronics and information technology products in the Benelux region, Denmark and Norway. We believe the acquisition of Triade strengthened our presence in these geographies and enabled us to accelerate our diversification strategy into the consumer electronics business in

Europe, while leveraging our logistics infrastructure. In a related transaction, BEL acquired Triade’s mobility subsidiaries in Belgium and the Netherlands, significantly extending BEL’s mobility operations in Europe.
During fiscal 2012, we made two acquisitions in the European technology distribution marketplace. While the acquisitions did not have a significant impact on our consolidated results of operations, the addition of these businesses expanded our product and customer portfolios and continued to add desired skill sets, while leveraging our logistics infrastructure in Europe. Also in fiscal 2012, expanding upon the success of our mobility distribution joint venture in Europe, we executed an agreement with Brightstar to establish a joint venture in the United States, hereinafter referred to as TDMobility. TDMobility simplifies the selling, delivery and support of mobile services for our reseller customers serving the small and medium business markets. During the fourth quarter of fiscal 2014, we acquired Brightstar's fifty percent ownership interest in TDMobility.
In fiscal 2012, we also exited our commercial in-country operations in Brazil and Colombia. Brazil’s complex legal, tax and regulatory environments prevented us from generating an adequate level of profitability and a sufficient return on invested capital. In Colombia, a small greenfield operation launched in fiscal 2010, we were unable to gain a level of traction equal to our investment in that market, and thus we ceased our in-country operations at the end of fiscal 2012. We are continuing to serve both the Brazil and Colombia markets through our Miami-based export business.
In fiscal 2013, we completed the acquisition of several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of $358 million. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. The acquired distribution companies are Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European value and broadline offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which the Company estimated would add incremental annual sales of approximately $500 million. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019. In connection with this amendment, while we expect the total sales during the extended term to be higher than originally forecast, we expect the incremental sales to be approximately $450 million to $475 million annually over six years versus the original forecast of $500 million annually over five years.
Industry
The wholesale distribution model has proven to be well suited for both manufacturers and publishers of technology products (also referred to in this document as “vendors”) and resellers of those products. The large number of resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse and highly fragmented customer base.
Resellers in the traditional distribution model are able to build efficiencies and reduce their costs by relying on distributors, such as Tech Data, for a number of services, including multi-vendor solutions, product configuration/integration, marketing support, financing, technical support, and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with the distributors’ inventory availability.
Due to the large number of vendors and products, resellers often cannot, or choose not to, establish direct purchasing relationships with vendors. As a result, they frequently rely on wholesale distributors, such as Tech Data, who can leverage purchasing costs across multiple vendors to satisfy a significant portion of the resellers' product procurement, logistics, financing, marketing and technical support needs.
The technology distribution industry continues to address a broad spectrum of reseller and vendor requirements. While some vendors have elected to sell directly to resellers or end-users for particular customer and product segments, we believe that a vast majority of vendors continue to embrace traditional distributors that have proven capabilities to manage multiple products and resellers, provide access to fragmented markets, and deliver products in a cost-effective and efficient manner.
New products and market opportunities have helped to offset the impact on technology distributors of vendor direct sales. Further, vendors continue to seek the logistics expertise of distributors to penetrate highly fragmented markets such as the small- and medium-sized business (“SMB”) sector, which relies on VARs, our primary customer base, to gain access to and support for new technology. The economies of scale and global reach of large industry-leading and well-capitalized distributors are expected to continue to be significant competitive advantages in this marketplace.

Products and Vendors
We distribute and market more than 150,000 products from more than 600 of the world’s leading technology hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of technology peripherals, physical security, consumer electronics, digital signage and mobile phone hardware and accessories. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.
We continually evolve our product line in order to provide our customers with access to the latest technology products. However, from time to time, the demand for certain products that we sell exceeds the supply available from the vendor. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.
 We believe that our vendor agreements are in the form customarily used by manufacturers and distributors. Agreements typically contain provisions that allow termination by either party upon a short notice period. In most instances, a vendor who elects to terminate a distribution agreement will repurchase the vendor’s products carried in the distributor’s inventory.
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
Sometimes the industry practices discussed above are not embodied in agreements and do not protect us in all cases from declines in inventory value. However, we believe that these practices provide a significant level of protection from such declines, although no assurance can be given that such practices will continue or that they will adequately protect us against declines in inventory value. We sell products in various countries throughout the world, and product categories may vary from region to region. Over the years, our consolidated revenue mix, which may fluctuate between and within different operating regions, has shifted from commoditized products to more specialized offerings. Our consolidated revenue mix may fluctuate between and within our operating segments as well as within our product categories. These fluctuations can be influenced by our diversification strategies, new product offerings and supply and demand fluctuations within our operating regions.
During fiscal 2013, we modified our product categories to provide greater transparency and more relevant sales information in our strategic focus areas. Our consolidated net sales for fiscal 2013 and 2012 within our strategic focus categories approximated the following:

	2013	2012
Broadline	47%	47%
Data Center	21%	23%
Software	19%	18%
Mobility	8%	6%
Consumer Electronics	5%	6%
Our strategic focus categories include the following products:

•	Broadline - We define our broadline category to include, among other products, notebooks, tablets, desktop systems, printers, supplies and components.

•	Data Center - We define our data center category to include products such as servers, server accessories, networking products, storage hardware and networking support services.

•
Software - We define our software category as a broad variety of applications containing computer instructions or data that can be stored electronically. We offer a variety of software products, such as virtualization software, security software (firewalls, intrusion, detection and encryption), desktop application software, operating system software, utilities software and software service and support.

•	Mobility - We define our mobility category to include mobile handsets, navigation devices, aircards, SIM cards and other mobility-related accessories.

•
Consumer Electronics - We define our consumer electronics category to include car and home audio / visual equipment, blue-ray and DVD players, televisions and related accessories, cameras and related accessories, gaming and home appliances.

We generated approximately 21%, 25% and 27% of our consolidated net sales in fiscal 2013, 2012 and 2011, respectively, from products purchased from Hewlett-Packard Company. In addition, approximately 12% of our consolidated net sales in fiscal 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2013, 2012 or 2011.
Customers and Services
Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of approximately 120,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2013 and 2012, sales within our consolidated customer channels approximated the following:

	2013	2012
VARs	52%	53%
Direct marketers and retailers	27%	26%
Corporate resellers	21%	21%
No single customer accounted for more than 10% of our net sales during fiscal 2013, 2012 or 2011.
The market for VARs is attractive because VARs generally rely on distributors as their principal source of technology products and the related financing for the products. This reliance is due to VARs typically lacking the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for higher volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly.
In addition to an extensive product offering from the world's leading technology vendors, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools (including internet order entry and electronic data interchange (“EDI”) services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by providing them the opportunity to participate in a number of special promotions, and marketing services targeted to the needs of our resellers. While we believe that services such as these help to set us apart from our competition, they contribute less than 10% of our consolidated net sales.
We provide our vendors with access to one of the largest bases of resellers throughout the Americas and Europe, delivering products to them from our 28 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2, "Properties" for further discussion of our locations and logistics centers).
Sales and Electronic Commerce
Our sales team consists of field sales and inside telemarketing sales representatives. The sales representatives are provided comprehensive training on our policies and procedures, and the technical specifications of products, and attend product seminars offered by our vendors. Field sales representatives are typically located in major metropolitan areas in their respective geographies and are supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Territories with no field representation are serviced exclusively by inside telemarketing sales teams. Customers typically call our inside sales teams on dedicated telephone numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.
Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for the Company and our customers. In fiscal 2013, approximately $10.8 billion (43%) of our consolidated net sales originated from orders received electronically.
Competition
We operate in a market characterized by intense competition, based on such factors as product availability, credit terms and availability, price, speed of delivery, effectiveness of information systems and e-commerce tools, ability to tailor solutions to customers' needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. We believe we are well equipped to compete effectively with other distributors in all of these areas.
We compete against several distributors in the Americas market, including broadline product distributors such as Ingram Micro Inc. ("Ingram Micro"), Synnex Corp., and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment in Europe is more fragmented, with market share spread among several regional and local competitors such as ALSO/Actebis and Esprinet, as well as international distributors such as Ingram Micro, Westcon Group, Inc. (including its Comstor business unit), Arrow and Avnet.
The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market and certain direct sales relationships between manufacturers, resellers, and end-users continue to introduce change into the competitive landscape of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors, such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly cost-effective and efficient manner. Our logistics capabilities, as well as our sales and marketing, credit and product management expertise allow our vendors to expand their market coverage, while lowering their selling, inventory and fulfillment costs.
Employees
On January 31, 2013, we had approximately 9,100 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.
Foreign and Domestic Operations and Export Sales
We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas (including North America and South America) and Europe.
Over the past several years, we have entered new geographic markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income in connection with such a disposition. For information on our net sales, operating income and identifiable assets by geographic region, see Note 15 of Notes to Consolidated Financial Statements.
Asset Management
We manage our inventories in a manner that allows us to maintain sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand that have a rapid turnover rate. Our business, like that of other distributors, is subject to the risk that the value of inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. Our contracts with most of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped reduce the risk of loss of inventory value.
We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. In certain countries, we have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. The Company also uses floorplan financing arrangements as an additional approach to mitigate credit risk. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in Europe vary by country, the vast majority of customers are granted credit terms ranging from 30 to 60 days. We also sell products on a prepayment, credit card and cash-on-delivery basis. In addition, certain of the Company’s vendors subsidize floorplan financing arrangements for the benefit of our customers.

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
Our ability to earn profit is more challenging when sales slow from a down economy as a result of gross profit declining faster than cost reduction efforts taking effect.
Currently, the high levels of unemployment in many of the markets we serve, including the United States and certain countries in Europe, as well as austerity measures that have been implemented by governments in those markets, have constrained economic growth resulting in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The fragile economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in operating profits, our operating margins typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand. Should we experience a decline in operating profits, especially in Europe, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.
Our competitors can take more market share by reducing prices on key vendor products that contribute the most to our profitability.
The Company operates in a highly competitive environment. The technology distribution industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our customers are not required to purchase any specific volume of products from us and may move business if pricing is reduced by competitors, resulting in lower sales. As a result, we must be extremely flexible in determining when to reduce price to maintain market share and sales volumes and when to allow our sales volumes to fall to maintain the quality of our profitability. The Company competes with a variety of regional, national and international wholesale distributors, some of which may have greater financial resources than the Company.
To maintain competitive internal information and telecommunication systems and to protect such systems against security breaches, data protection breaches, or other cybersecurity attacks, we must incur costs that cannot easily be reduced in time of weak demand and could result in reduced profitability.
The Company is highly dependent upon its internal information and telecommunication systems to operate its business. These systems are costly to maintain and monitor for performance and against cybersecurity threats. In fiscal 2013, the Company continued to deploy core applications currently operating in its European region into the Americas region and to invest in the IT infrastructure in Europe. In the second quarter of fiscal year 2013, the Company implemented the sales, inventory and credit management modules of the SAP system in the United States. During this implementation, changes in the flow of information impacted the Company's ability to make critical margin management decisions. While the Company was in the process of improving the use and understanding of the system, the time needed to accomplish these improvements was longer than the Company anticipated, which negatively impacted our sales and profitability during fiscal year 2013.
We will not be able to ship products if our third party shipping companies cease operations temporarily or permanently.
The Company relies on arrangements with independent shipping companies for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, will have an adverse effect on the Company's business.

If our vendors do not continue to provide price protection for inventory we purchase from them our profit from the sale of that inventory will decline.
It is very typical in our industry that the value of inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of most of our vendors to protect distributors from the loss in value of inventory due to technological change or the vendors' price reductions. Some vendors, however, may be unwilling or unable to pay the Company for price protection claims or products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect the Company, or that the Company will be able to successfully manage its existing and future inventories.
Failure to obtain adequate product supplies from our largest vendors, or terminations of a supply or services agreement, or a significant change in vendor terms or conditions of sale by our largest vendors will negatively affect our revenue and operating profit.
The Company receives a significant percentage of revenues from products it purchases from certain vendors, such as Hewlett-Packard Company and Apple, Inc. These vendors have significant negotiating power over us and rapid, significant and adverse changes in sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, may reduce the profit we can earn on these vendors' products and result in loss of revenue and profitability. The Company's gross profit could be negatively impacted if the Company is unable to pass through the impact of these changes to the Company's customers or cannot develop systems to manage ongoing vendor programs. In addition, the Company's standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company's key vendors, a change in their strategy (such as increasing direct sales), the merging of significant vendors, or significant changes in terms on their products may adversely affect the Company's business.
Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company's business.
The Company's business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from vendors, proceeds from public offerings of its common stock and proceeds from debt offerings to satisfy its capital needs and finance growth. The Company utilizes various financing instruments such as receivables securitization, leases, revolving credit facilities and trade receivable purchase agreements. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company's business. The Company's credit facilities contain various financial and other covenants that may limit the Company's ability to borrow, or limit the Company's flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Increases in interest rates would result in an increase in the interest rates on the Company's variable debt, which would increase the Company's interest expense resulting in lower profitability.
We conduct business in countries outside of the United States, which exposes us to fluctuations in foreign currency exchange rates that result in losses in certain periods.
The Company conducts business in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuation in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. In addition, the value of the Company's equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company made investments in the country. In addition, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to the Company. This may result in market pricing that the Company cannot meet without significantly lower profit on sales.

We have international operations which expose us to risks associated with conducting business in multiple jurisdictions.
The Company's international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. There can be no assurance that these and other factors will not have an adverse effect on the Company's business.
In addition, the Company's labor force is currently non-union with the exception of employees of certain European and Latin American subsidiaries, which are subject to collective bargaining or similar arrangements. The Company does business in certain foreign countries where labor disruption is more common than is experienced in the United States and some of the freight carriers used by the Company are unionized. A labor strike by a group of the Company's employees, one of the Company's freight carriers, one of its vendors, a general strike by civil service employees, or a governmental shutdown could have an adverse effect on the Company's business. Many of the products the Company sells are manufactured in countries other than the countries in which the Company's logistics centers are located. The inability to receive products into the logistics centers because of government action or labor disputes at critical ports of entry may have an adverse effect on the Company's business.
Risks Related to our Financial Statements and Internal Controls
We face risks to our reputation and investor confidence arising from material weaknesses in our internal control environment.
In connection with the matters described in Note 2 of Notes to Consolidated Financial Statements, management has identified material weaknesses in internal control over financial reporting with respect to the control environment within the Company's primary operating subsidiary in the UK and two other European subsidiaries, inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America, inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting and inadequate anti-fraud program and monitoring controls. Management has concluded that our internal control over financial reporting was not effective as of January 31, 2013. Our chief executive officer (“CEO”) and chief financial officer (“CFO”) have also concluded that our disclosure controls and procedures were not effective as of January 31, 2013. Our internal control over financial reporting, and our disclosure controls and procedures, likely continue to be ineffective at the end of fiscal 2014. Although management is implementing a plan to remediate these material weaknesses, the remedial actions may prove to be ineffective or inadequate and the Company may still be exposed to risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statements may lose confidence in the reliability of the Company’s financial information and the Company could fail to comply with certain representations, warranties and covenants in its debt and other financing-related agreements or be obligated to incur additional costs to improve the Company’s internal controls. The Company’s failure or inability to remediate the material weaknesses in a timely and effective manner could also adversely affect its reputation and its operating prospects, if the Company is perceived as experiencing financial control or other financial difficulties. See Part II, Item 9A, “Controls and Procedures,” for a further description of the material weaknesses identified by management and management’s plan to remediate these material weaknesses.
We cannot predict what losses we might incur in litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time, including in connection with the restatement of prior financial statements.
The SEC has requested information from the Company with respect to the restatement of our prior financial statements, and the Company is cooperating with the SEC request. See Item 3, “Legal Proceedings.” This pending SEC request for information and other potential proceedings could result in fines and other penalties. The Company has not reserved any amount in respect of these matters in its consolidated financial statements.
The Company cannot predict whether monetary losses, if any, it experiences in any proceedings related to the matters described in Note 2 of Notes to Consolidated Financial Statements will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Potential civil or regulatory proceedings may also divert the efforts and attention of the Company’s management from business operations.
The Company cannot predict what losses we might incur from other litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various other claims, lawsuits and pending actions against us. It is our opinion that the ultimate resolution of these other matters will not have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these other matters.

The focus of resources on the restatement effort could cause a delay in filing our Annual Report on Form 10-K for fiscal year 2014, which could result in violations of listing requirements, loss of investor confidence and defaults under our outstanding indebtedness and other instruments.

The resources necessary to complete the restatement work are the same resources that are required to complete our Annual Report on Form 10-K for fiscal year 2014. The restatement work was completed within days of the end of our 2014 fiscal year. While management will use all reasonable efforts to timely complete the annual report, no assurance can be given that the annual report will be filed on time. If the filing is late, investors will not have access to the most current financial information about the Company, additional relief will be required from NASDAQ and the Company may incur substantial costs and suffer damage to its reputation.

We have entered into certain waiver agreements with respect to outstanding indebtedness and other instruments in connection with our restatement of prior financial statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made and the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as to potential defaults and events of default that may have arisen or could arise as a result of the foregoing. We cannot assure you that we will be able to obtain additional waiver agreements in connection with potential defaults resulting from a failure to timely file our Annual Report on Form 10-K for fiscal year 2014. We also cannot assure you that, upon any acceleration arising from a default, we would have sufficient funds to repay all of the outstanding amounts under our credit facilities (if they are then drawn). Any acceleration of our outstanding debt could have a material adverse effect on our liquidity and financial condition.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 2.	Properties.
Our executive offices are located in Clearwater, Florida. As of January 31, 2013, we operated a total of 28 logistics centers to provide our customers timely delivery of products. These logistics centers are located in the following principal markets: the Americas – 14, and Europe – 14.
As of January 31, 2013, we leased or owned approximately 7.6 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.	Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result of this subsequent event, which is unrelated to the restatement discussed in Note 2 of Notes to the Consolidated Financial Statements, the Company has increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. The Company estimates the total exposure for these assessments (including previously recorded amounts), including various penalties and interest, is approximately $55.6 million, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at January 31, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $29.7 million at January 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
In connection with the restatement of our prior financial statements, the SEC has requested information from the Company with respect to these matters. The Company is cooperating with the SEC’s request for information.
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
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of January 6, 2014, there were 249 holders of record and we believe that there were 15,419 beneficial holders.

	Sales Price
	High	Low

Fiscal year 2013
Fourth quarter	$51.19	$42.90
Third quarter	$52.46	$42.25
Second quarter	$54.72	$45.46
First quarter	$59.29	$51.98

	Sales Price
	High	Low

Fiscal year 2012
Fourth quarter	$53.30	$44.16
Third quarter	$52.05	$38.21
Second quarter	$53.91	$44.38
First quarter	$54.25	$46.62
Stock Performance Chart
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2008 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2008
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2008	2009	2010	2011	2012	2013
Tech Data Corporation	100	53	119	136	151	148
NASDAQ Stock Market (U.S.) Index	100	63	92	117	125	143
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	64	110	133	128	119
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
During the first half of fiscal 2013, the Company completed each of the $100.0 million share repurchase programs approved by the Company’s Board of Directors in May 2012 and November 2011. In conjunction with the Company’s share repurchase programs, 10b5-1 plans were executed that instruct the brokers selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

ITEM 6.	Selected Financial Data.
The following table sets forth certain selected consolidated financial data. The selected financial information as of January 31, 2012 and for the fiscal years ended January 31, 2012 and 2011 was derived from consolidated financial statements restated as more fully described in Note 2 of Notes to Consolidated Financial Statements included within Part II, Item 8 of this Form 10-K. The Company has not issued restated financial statements for the fiscal years ended January 31, 2010 and 2009 or a restated consolidated balance sheet as of January 31, 2011, but selected unaudited information about the restatement balances and adjustments for those periods is presented below. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.
FIVE-YEAR FINANCIAL SUMMARY
(In thousands, except per share data)

	Year ended January 31,
	2013	2012	2011	2010	2009
		(As restated) (1)	(As restated) (1)	(As restated) (1)	(As restated) (1)
Income statement data: (2)
Net sales	$25,358,329	$25,647,313	$23,619,938	$22,089,258	$24,076,787
Gross profit	1,303,054	1,377,441	1,278,253	1,163,704	1,164,795
Operating income (3) (4)	263,720	304,546	321,408	267,968	202,699
Consolidated net income (4) (5) (6)	183,040	201,202	212,992	192,205	103,304
Net (income) loss attributable to noncontrolling interest (7)	(6,785)	(10,452)	(4,620)	(1,045)	1,822
Net income attributable to shareholders of Tech Data Corporation	$176,255	$190,750	$208,372	$191,160	$105,126
Net income per share attributable to shareholders of Tech Data Corporation—basic	$4.53	$4.36	$4.29	$3.78	$2.05
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.50	$4.30	$4.25	$3.75	$2.04
Dividends per common share	0	0	0	0	0

Balance sheet data: (2)
Working capital (8)	$1,700,485	$1,720,564	$1,899,124	$2,252,713	$1,873,107
Total assets	6,830,960	5,796,268	6,524,639	5,748,103	4,834,078
Revolving credit loans and current maturities of long-term debt, net	167,522	48,490	434,435	70,846	58,888
Long-term debt, net	354,458	57,253	60,076	337,384	329,461
Equity attributable to shareholders of Tech Data Corporation	1,918,369	1,953,804	2,108,451	2,088,589	1,725,541

(1)	See Note 2 of Notes to Consolidated Financial Statements for discussion of the restatement of the Company's Consolidated Financial Statements.

(2)	See Note 6 of Notes to Consolidated Financial Statements for discussion of the Company’s acquisitions in fiscal 2013 and 2012.

(3)
During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of certain of the Company’s operations in Latin America (see further discussion in Note 7 of Notes to Consolidated Financial Statements).

(4)
During fiscal 2013, the Company increased an accrual for various VAT matters in one of its subsidiaries in Spain by $41.0 million, including operating expenses of $29.5 million in relation to the assessment and penalties and $11.5 million for associated interest expense (see further discussion in Note 14 of Notes to Consolidated Financial Statements).

(5)	During fiscal 2013, the Company recorded a $25.1 million reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe.

(6)
During fiscal 2012, the Company recorded a $13.6 million reversal of deferred tax valuation allowances which was substantially offset by the write-off of deferred income tax assets associated with the closure of Brazil’s commercial operations. See Note 9 of Notes to Consolidated Financial Statements. During fiscal 2010, the Company recorded a $5.4 million decrease in the deferred tax valuation allowance.

(7)
During fiscal 2013, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp (see further discussion in Note 6 of Notes to Consolidated Financial Statements).

(8)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

Note 2 of Notes to Consolidated Financial Statements presents the impact of the restatement on the Company’s previously issued consolidated financial statements as of January 31, 2012 and for the fiscal years ended January 31, 2012 and January 31, 2011. The following tables present the impact of the restatement on selected unaudited information as of January 31, 2011, 2010 and 2009 and for the fiscal years ended January 31, 2010 and 2009.

Reconciliation to previously issued financial statements (Unaudited):
(in thousands, except per share amounts)
	Year ended January 31,
	2010 (9)			2009 (10)
		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(As reported)	(Adjustments)	(As restated)	(As reported)	(Adjustments)	(As restated)
Net Sales	$22,099,876	$(10,618)	$22,089,258	$24,080,484	$(3,697)	$24,076,787
Gross profit	1,152,354	11,350	1,163,704	1,181,995	(17,200)	1,164,795
Operating income	259,476	8,492	267,968	211,158	(8,459)	202,699
Consolidated net income	181,200	11,005	192,205	115,456	(12,152)	103,304
Net income attributable to shareholders of Tech Data Corporation	$180,155	$11,005	$191,160	$117,278	$(12,152)	$105,126
Net income per share attributable to shareholders of Tech Data Corporation—basic	$3.57	$0.21	$3.78	$2.29	$(0.24)	$2.05
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$3.54	$0.21	$3.75	$2.28	$(0.24)	$2.04

(9)
Fiscal 2010 gross profit has been adjusted primarily for the impact of reversing the improper deferral during fiscal 2009 of net foreign currency exchange losses in a European subsidiary of $8.6 million and improper accounting for transactions with the Company's product suppliers ("vendor accounting"), including the recognition of vendor incentives, product discounts/price variances, promotions and other vendor credits of $6.5 million. Operating income primarily reflects the impact of the adjustments noted above and the reclassification of $6.7 million of investment income related to the Company's deferred compensation plan assets to other expense (income), net from SG&A expense where it was recorded as a reduction of the corresponding payroll expense related to the Company's deferred compensation plan. Consolidated net income primarily reflects the impact of these adjustments, net of the associated tax impact.

(10)
Fiscal 2009 gross profit has been adjusted primarily for the impact of the improper deferral of net foreign currency exchange losses in a European subsidiary of $15.6 million. The adjustment to operating income primarily reflects the impact of this adjustment, partially offset by the reclassification of $9.5 million of investment losses related to the Company's deferred compensation plan assets to other expense (income), net from SG&A expense. Consolidated net income primarily reflects the impact of these adjustments, net of the associated tax impact.

	January 31, 2011				January 31, 2010
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Balance sheet data:	(As reported)	(Adjustments)		(As restated)	(As reported)	(Adjustments)		(As restated)
Working capital	$1,902,111	$(2,987)		$1,899,124	$2,250,430	$2,283		$2,252,713
Total assets	6,412,083	112,556	(11)	6,524,639	5,696,453	51,650	(11)	5,748,103
Revolving credit loans and current maturities of long-term debt, net	434,435	0		434,435	65,860	4,986		70,846
Long-term debt, net	60,076	0		60,076	338,157	(773)		337,384
Equity attributable to shareholders of Tech Data Corporation	2,114,466	(6,015)		2,108,451	2,088,895	(306)		2,088,589

	January 31, 2009
		(Unaudited)	(Unaudited)
Balance sheet data:	(As reported)	(Adjustments)	(As restated)
Working capital	$1,891,897	$(18,790)	$1,873,107
Total assets	4,815,384	18,694	4,834,078
Revolving credit loans and current maturities of long-term debt, net	58,888	0	58,888
Long-term debt, net	331,233	(1,772)	329,461
Equity attributable to shareholders of Tech Data Corporation	1,737,693	(12,152)	1,725,541

(11)	Total assets at January 31, 2011 and 2010 includes adjustments primarily for inventory cutoff errors that were not appropriately recorded based on the delivery terms.

The following tables present the impact of the restatement and a subsequent event, unrelated to the restatement, that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013, on the unaudited financial results as of and for the fiscal year ended January 31, 2013 previously announced and filed in a Current Report on Form 8-K on March 4, 2013. For a description of the restatement, see Note 2 and Note 16 of Notes to Consolidated Financial Statements and for a description of the subsequent event see Note 14 of Notes to Consolidated Financial Statements.
Reconciliation to Unaudited Financial Information previously reported in Current Report on Form 8-K filed on March 4, 2013:

Consolidated Statement of Income

	Year Ended January 31, 2013
	(Unaudited)	(Unaudited)
	(As Reported)	(Adjustments)	(As Adjusted)
	(In thousands, except per share amounts)

Net sales	$25,361,017	$(2,688)	$25,358,329
Cost of products sold	24,051,415	3,860	24,055,275
Gross profit	1,309,602	(6,548)	1,303,054
Operating expenses:
Selling, general and administrative expenses	1,006,377	3,495	1,009,872
Value added tax assessment (a)	0	29,462	29,462
	1,006,377	32,957	1,039,334
Operating income	303,225	(39,505)	263,720
Interest expense (a)	18,541	11,585	30,126
Other expense (income), net	7,069	(2,941)	4,128
Income before income taxes	277,615	(48,149)	229,466
Provision for income taxes	56,240	(9,814)	46,426
Consolidated net income	221,375	(38,335)	183,040
Net income attributable to noncontrolling interest	(6,785)	0	(6,785)
Net income attributable to shareholders of Tech Data Corporation	$214,590	$(38,335)	$176,255

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$5.52	$(0.99)	$4.53
Diluted	$5.48	$(0.98)	$4.50

Balance sheet data:	January 31, 2013
	(Unaudited)	(Unaudited)
	(As reported)	(Adjustments)	(As Adjusted)
	(in thousands)
Working capital	$1,774,923	$(74,438)	$1,700,485
Total assets	6,806,253	24,707	6,830,960
Revolving credit loans and current maturities of long-term debt, net	164,341	3,181	167,522
Long-term debt, net	354,458	0	354,458
Equity attributable to shareholders of Tech Data Corporation	1,977,630	(59,261)	1,918,369

(a)
As a result of a subsequent event, unrelated to the restatement, that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013, the Company increased an accrual for various VAT matters in one of its subsidiaries in Spain by $41.0 million, including operating expenses of $29.5 million in relation to the assessment and penalties and $11.5 million for associated interest expense (see further discussion in Note 14 of Notes to Consolidated Financial Statements).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The financial information presented in this Item 7 reflects the impact of the restatement as more fully described in Note 2 of Notes to Consolidated Financial Statements included within Part II, Item 8 of this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2013 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
 Our financial objectives are to grow sales at or above the overall IT market growth rate by gaining share in select product areas, grow earnings in local currency, generate positive cash flow, and earn a return on invested capital above our weighted average cost of capital. To achieve this, we are focused on a strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.
The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. In addition, during fiscal 2013, our gross margins were negatively impacted by significant growth in sales of tablets and mobile devices, and to a lesser extent, software, all of which result in lower margins for the Company. Finally, as further discussed below, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. While the system conversion and overall implementation went well, our execution in the U.S. was negatively impacted as the changes in the flow of information affected our service levels with certain customers in the U.S. as well as our productivity and ability to make critical margin management decisions. While we have seen an improvement in our operating income in dollars and as a percentage of net sales from the second quarter of fiscal 2013 through the remainder of the fiscal year, we nevertheless continued to see year-over-year declines in net sales, gross profit and operating income within our U.S. operations. As discussed further below, we have made improvements to our information flow and processes within our U.S. business during the third and fourth quarters of fiscal 2013, and we will continue to work diligently to return our U.S. business to acceptable levels of profitability. Excluding our most recent acquisition discussed below, more than 90% of the Company's net sales are on one common IT platform, which we believe will give Tech Data significant competitive advantages in providing greater supply chain opportunities by expanding our value-added services to our customers, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.

In addition to superior execution, our strategy includes continuing diversification and realignment of our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in higher growth specialty areas, including the data center, software, mobility and consumer electronics, which collectively now comprise more than 50% of our consolidated net sales.
Our European mobility business continues to be one of our strongest operations, posting double digit sales growth during both fiscal 2013 and 2012. During the third quarter of fiscal 2013, we completed the acquisition of Brightstar Corp.’s ("Brightstar") fifty percent ownership interest in Brightstar Europe Limited ("BEL"), which was a consolidated joint venture between Tech Data and Brightstar. The terms of the acquisition agreement included a payment of $165.9 million in cash for Brightstar's equity in BEL and the repayment of all loans advanced by Brightstar to BEL. We funded the acquisition, repayment of the loans advanced by Brightstar and transaction costs with our available cash.
On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. We used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. The acquired distribution companies are Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. We believe the acquisition of SDG supports our diversification strategy by strengthening our European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which we estimated would add incremental annual sales of approximately $500 million. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019. In connection with this amendment, while we expect the total sales during the extended term to be higher than originally forecast, we expect the incremental sales to be approximately $450 million to $475 million annually over six years versus the original forecast of $500 million annually over five years. Included within the Company’s Consolidated Statement of Income are net sales of $617.4 million of SDG from the acquisition date of November 1, 2012 through the Company’s fiscal year ended January 31, 2013. The operating income of SDG for the same period was immaterial to the Company's operating results for the fiscal year ended January 31, 2013.
Another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow not only within our European mobility business but also within our consumer electronics and other businesses in both geographies. Our evolving mix of products, services, customers and geographies are important factors in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.
The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by the products we sell. An example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both our Americas and European regions. We believe our global IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners. In the past, we have implemented several components of our European IT systems into our North American IT infrastructure, including standardizing our North American financial systems and logistics network on SAP. During the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP within our U.S. operations, which substantially completed the implementation of the enterprise resource planning (“ERP”) systems used in our European operations. As a result of our extensive experience installing essentially the same ERP systems in Europe, systemically the conversion and implementation went well. However, the changes to processes and the flow of information within Tech Data and with certain customers negatively impacted our service levels with a subset of our customers as well as our internal productivity during fiscal year 2013.
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and has delivered solid operating results and returns on invested capital in both the Americas and Europe for several years. While we experienced some performance degradation during fiscal 2013, we continue to believe that in the long-term our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services.
In addition, we diligently monitor the factors that we can control, including our management of costs, working capital and capital spending. We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and to invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2013, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 21%.
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
Inventory
We value our inventory at the lower of its cost or market value, cost being determined on a moving average cost basis, which approximates the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results.
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
We also provide reserves for receivables on vendor programs for estimated losses resulting from vendors’ inability to pay or rejections by vendors of claims. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual vendor performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.
Goodwill, Intangible Assets and Other Long-Lived Assets
The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant under-performance relative to historical or projected future operating results. Our valuation methodology for goodwill includes, but is not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. The Company performed its annual goodwill impairment test as of January 31, 2013 and determined there was no impairment. The economic situation in Europe remains challenging for most markets in which we operate, and these challenges could put downward pressure on the valuations used in our goodwill impairment test discussed above. As of January 31, 2013, the Company's goodwill balance for its European operations amounted to $222.1 million. If actual results are substantially lower than the projections used in our valuation methodology, or if market discount rates or our market capitalization substantially increase or decrease, respectively, our future valuations could be adversely affected, potentially resulting in impairment charges.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. We consider all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, we place greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination was made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to income tax expense, thereby reducing net income in the period such determination was made.
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
Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales, operating income and non-GAAP operating income by geographic region for the fiscal years ended January 31, 2013, 2012 and 2011:

	2013	% of net sales	2012	% of net sales	2011	% of net sales
Net sales by geographic region ($ in thousands):			(As restated)		(As restated)
Americas	$9,823,515	38.7%	$10,405,428	40.6%	$10,096,732	42.7%
Europe	15,534,814	61.3%	15,241,885	59.4%	13,523,206	57.3%
Total	$25,358,329	100.0%	$25,647,313	100.0%	$23,619,938	100.0%

Year-over-year (decrease) increase in net sales (%):	2013 vs. 2012		2012 vs. 2011
Americas (US$)	(5.6)%		3.1%
Europe (US$)	1.9%		12.7%
Europe (Euro)	9.3%		7.7%
Total (US$)	(1.1)%		8.6%

	2013	% of net sales	2012	% of net sales	2011	% of net sales
Operating income ($ in thousands):			(As restated)		(As restated)
Americas	$150,055	1.53%	$173,978	1.67%	$178,043	1.76%
Europe	127,281	0.82%	142,562	0.94%	153,718	1.14%
Stock-based compensation expense	(13,616)	(0.05)%	(11,994)	(0.05)%	(10,353)	(0.04)%
Total	$263,720	1.04%	$304,546	1.19%	$321,408	1.36%

	2013	% of net sales	2012	% of net sales	2011	% of net sales
Non-GAAP operating income ($ in thousands):			(As restated)		(As restated)
Americas	$150,055	1.53%	$202,272	1.94%	$178,043	1.76%
Europe	173,817	1.12%	156,467	1.03%	160,516	1.19%
Stock-based compensation expense	(13,616)	(0.05)%	(11,994)	(0.05)%	(10,353)	(0.04)%
Total	$310,256	1.22%	$346,745	1.35%	$328,206	1.39%
For fiscal 2013, non-GAAP operating income excludes a value added tax assessment of $29.5 million in relation to an assessment and penalties for various VAT matters in one of our subsidiaries in Spain. For fiscal 2012, non-GAAP operating income excludes a loss on disposal of subsidiaries of $28.3 million for the exit of the Company’s in-country commercial operations in Brazil and Colombia in the fourth quarter of fiscal 2012. In addition, non-GAAP operating income excludes acquisition-related intangible assets amortization expense in Europe of $17.1 million, $13.9 million and $6.8 million, in fiscal 2013, 2012 and 2011, respectively. Management believes that this non-GAAP measure is useful to investors because it provides a meaningful comparison of our performance between periods.
We sell many products purchased from the world’s leading systems, peripherals, networking and software vendors. Products purchased from Hewlett-Packard Company generated 21%, 25% and 27% of our net sales in fiscal 2013, 2012 and 2011, respectively. In addition, approximately 12% of our consolidated net sales in fiscal 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our net sales in the past three fiscal years.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2013	2012	2011
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.86	94.63	94.59
Gross profit	5.14	5.37	5.41
Operating expenses:
Selling, general and administrative expenses	3.98	4.07	4.05
Loss on disposal of subsidiaries	0.00	0.11	0.00
Value added tax assessment	0.12	0.00	0.00
	4.10	4.18	4.05
Operating income	1.04	1.19	1.36
Interest expense	0.12	0.12	0.13
Other expense/(income), net	0.02	0.01	(0.02)
Income before income taxes	0.90	1.06	1.25
Provision for income taxes	0.18	0.28	0.35
Consolidated net income	0.72	0.78	0.90
Net income attributable to noncontrolling interest	(0.02)	(0.04)	(0.02)
Net income attributable to shareholders of Tech Data Corporation	0.70%	0.74%	0.88%
Net Sales
Our consolidated net sales were $25.4 billion in fiscal 2013, a decrease of 1.1% when compared to fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted the year-over-year net sales comparison by approximately four percentage points. On a regional basis, during fiscal 2013, net sales in the Americas decreased by 5.6% compared to fiscal 2012 and increased by 1.9% in Europe (an increase of 9.3% on a euro basis). Fiscal 2013 net sales includes $617.4 million of net sales from SDG, which we acquired on November 1, 2012. Included in fiscal 2012, are net sales of approximately $273.8 million related to the in-country operations of Brazil and Colombia, which we exited at the end of fiscal 2012. We continue to serve both the Brazilian and Colombian markets through our Miami-based export business. Excluding the net sales of SDG, the closure of our in-country operations in Brazil and Colombia and the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2013, consolidated net sales increased by approximately two percent in comparison with the same period of the prior fiscal year. The increase in net sales was primarily attributable to increased sales volume in tablets, our European mobile business, and software, partially offset by the negative impact of general market conditions in the Americas and the loss of some market share in the U.S. following the implementation of certain SAP modules during the second quarter of the fiscal year. During fiscal 2013, we experienced strong sales performance in certain European markets, including the U.K., Germany, and France.
Our consolidated net sales were $25.6 billion in fiscal 2012, an increase of 8.6% when compared to fiscal 2011. The strengthening of certain foreign currencies against the U.S. dollar positively impacted the year-over-year net sales comparison by approximately three percentage points. On a regional basis, during fiscal 2012, net sales in the Americas increased by 3.1% compared to fiscal 2011 and increased by 12.7% in Europe (an increase of 7.7% on a euro basis). Throughout fiscal 2012, we were impacted by an overall slowing of the IT market and a challenging macro economic environment within certain European countries. Despite these factors, net sales in both the Americas and Europe regions increased during fiscal 2012 compared to fiscal 2011 primarily as a result of the flexibility of our business model to successfully navigate the changing IT market. The increase in net sales in the Americas during fiscal 2012 was primarily attributable to a generally stable demand for technology products in the region in comparison to the prior fiscal year, offset by the impact of lower sales in Brazil and Colombia during fiscal 2012 as a result of our decision to close both of these operations. The reduction in net sales in Brazil and Colombia negatively impacted the Americas growth rate in fiscal 2012 by approximately one percentage point. The increase in net sales in Europe (on a euro basis) during fiscal 2012 was primarily attributable to our acquisitions of Triade Holding B.V.’s (“Triade”) mobility, consumer electronics and IT distribution businesses in October 2010 and continued demand in the European commercial sector and for mobility products in the region compared to the prior fiscal year. While difficult to quantify due to the integration of certain components of the acquisition into our operations, we believe the fiscal 2011 Triade acquisitions contributed approximately four percentage points to our European growth rates during fiscal 2012, on a euro basis. During fiscal 2012, we experienced lower European demand for IT products in certain geographies resulting from weak economies in countries such as Spain and Portugal. This lower demand, however, was largely offset by strong sales performance in other European markets, such as Germany, U.K., France and the Netherlands.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during fiscal 2013 was 5.14% compared to 5.37% in fiscal 2012 and 5.41% in fiscal 2011. The decrease in our year-over-year gross margin is primarily due to a higher mix of lower margin mobile phones, tablets and software, as well as the aforementioned effects from our implementation of certain SAP modules in the U.S. during the second quarter of fiscal 2013. In addition, our fiscal 2013 gross margin was also impacted by a highly competitive selling environment in many of the countries in which we operate.
Operating Expenses
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 3.98% in fiscal 2013, compared to 4.07% in fiscal 2012. During fiscal 2013, our year-over-year improvement in operating leverage was primarily driven by our ability to manage costs while delivering sales growth in Europe, offset by a decline in operating leverage in the United States due to the implementation of certain modules of SAP in the U.S., as previously discussed above. In absolute dollars, SG&A decreased $34.7 million in fiscal 2013 compared to fiscal 2012. The decrease in SG&A during fiscal 2013 is primarily attributable to the weakening of certain foreign currencies against the U.S. dollar in fiscal 2013 and the closure of our in-country operations in Brazil and Colombia in the fourth quarter of fiscal 2012, partially offset by increased costs incurred to support our sales growth in Europe and the impact of the SDG acquisition in the fourth quarter of fiscal 2013.
SG&A as a percentage of net sales increased to 4.07% in fiscal 2012, compared to 4.05% in fiscal 2011. The relative stability of our SG&A as a percentage of net sales during fiscal 2012 compared to the prior year is primarily the result of increased costs incurred related to acquisitions and to support our sales growth and diversification strategies being largely offset by operating leverage on the increase in net sales and cost savings initiatives during both fiscal 2012 and 2011. In absolute dollars, SG&A increased $87.8 million in fiscal 2012 compared to fiscal 2011. The increase in SG&A during fiscal 2012 is primarily attributable to the impact of the acquisition of Triade in the third quarter of fiscal 2011, the strengthening of certain foreign currencies against the U.S. dollar, increased costs incurred to support our sales growth and diversification strategies, and increased severance costs in Europe resulting from a realignment of resources in the region during the fourth quarter of fiscal 2012.
Loss on Disposal of Subsidiaries
We incurred losses of $28.3 million during fiscal 2012 as a result of closing the Company’s in-country commercial operations in Brazil and Colombia. The loss on disposal of these subsidiaries includes a $9.9 million impairment charge on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain value-added tax ("VAT") receivables, and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations. The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012, were not significant to the Company’s consolidated operating results (see Note 7 and Note 14 of Notes to Consolidated Financial Statements for further discussion).
Value Added Tax Assessment
Prior to fiscal 2004, one of our subsidiaries in Spain was audited in relation to various VAT matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During the fourth quarter of fiscal 2014, an appellate court issued an opinion upholding the assessment for several of the assessed years. The opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result of this subsequent event, which is unrelated to the restatement discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge of $29.5 million to increase our accrual as of January 31, 2013 to cover the assessment and penalties (see Note 14 of Notes to Consolidated Financial Statements for further discussion).
Interest Expense
Interest expense decreased 4.0% to $30.1 million in fiscal 2013 compared to $31.4 million in fiscal 2012. The decrease in interest expense in fiscal 2013 in comparison to fiscal 2012 is primarily attributable to the repayment of the $350.0 million, 2.75% convertible senior debentures in December 2011 and the use of the Company's available cash and revolving credit facilities at lower rates of interest throughout fiscal 2013, partially offset by the $350.0 million, 3.75% Senior Notes issued in September 2012 and interest expense of $11.5 million related to the appellate court ruling in the fourth quarter of fiscal 2014 in connection with the VAT assessment in one of the Company's subsidiaries in Spain discussed above (see Note 14 of Notes to Consolidated Financial Statements for further discussion). Interest expense increased 4.8% to $31.4 million in fiscal 2012 compared to $29.9 million in fiscal 2011. The increase in interest expense in fiscal 2012 is primarily attributable to an increase in the average outstanding revolving credit loan balances as compared to fiscal 2011.
For the fiscal years 2012 and 2011, interest expense includes non-cash interest expense of $9.0 million and $10.3 million, respectively, related to the $350 million convertible senior debentures.
Other Expense (Income), Net
Other expense (income), net, consists primarily of (gains) losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange (gains) losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was approximately $4.1 million expense in fiscal 2013 compared to $0.9 million expense in fiscal 2012. The increase in other expense (income), net, during fiscal 2013 is primarily attributable to an increase in the premiums associated with foreign currency forward contracts, an increase of discount expense on the sale of accounts receivable, and a decrease in interest income resulting from both lower average short-term cash investments balances and interest rates as compared to the prior fiscal year, partially offset by an increase in gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan.
Other expense (income), net, was approximately $0.9 million expense in fiscal 2012 compared to $4.4 million income in fiscal 2011. The change in other expense (income), net, during fiscal 2012 is primarily attributable to lower gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan in 2012 compared to 2011.
Provision for Income Taxes
Our effective tax rate was 20.1% in fiscal 2013 and 26.1% in fiscal 2012. The change in the effective tax rate during fiscal 2013 compared to fiscal 2012 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2013, we recorded an income tax benefit of $25.1 million for the reversal of deferred income tax valuation allowances related to a specific jurisdiction in Europe, which had been recorded in prior fiscal years. On an absolute dollar basis, the provision for income taxes decreased 34.7% to $46.4 million in fiscal 2013 compared to $71.1 million in fiscal 2012. The decrease in the provision for income taxes is primarily due to the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above. See Note 9 of Notes to Consolidated Financial Statements for discussion of the Company’s fiscal 2013, 2012 and 2011 components of the provision for income taxes, reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense, and components of pre-tax income.
Our effective tax rate was 26.1% in fiscal 2012 and 28.0% in fiscal 2011. The change in the effective tax rate during fiscal 2012 compared to fiscal 2011 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2012, we recorded an income tax benefit of $13.6 million for the reversal of deferred income tax valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. This income tax benefit was substantially offset by an income tax expense associated with the write-off of deferred and other income tax assets related to the closure of our Brazil in-country operations. On an absolute dollar basis, the provision for income taxes decreased 14.2% to $71.1 million in fiscal 2012 compared to $82.8 million in fiscal 2011. The change in the provision for income taxes is primarily due to the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.
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
The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2013, 2012 and 2011, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate and other adjustments, including: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded valuation allowances on deferred tax assets; iii) the reversal of income tax reserves; iv) changes to valuation allowances recorded on deferred tax assets; and (v) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

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
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was $6.8 million, $10.5 million and $4.6 million, respectively, in fiscal 2013, 2012 and 2011. As discussed above, in September 2012, the Company completed the acquisition of Brightstar's fifty percent ownership interest in BEL. Net income attributable to noncontrolling interest represents Brightstar's portion of the operating results of BEL prior to the Company’s acquisition in September 2012.

Non-GAAP financial data
Management believes that the presentation of non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share is useful to investors because it provides a meaningful comparison of our performance between periods. The following tables provide a detailed reconciliation between results reported in accordance with generally accepted accounting principles in the United States ("GAAP") and non-GAAP financial measures.

	Year ended January 31,
	2013	2012	2011
	(In thousands, except per share amounts)
		(As restated)	(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$263,720	$304,546	$321,408
Value added tax assessment (1)	29,462	0	0
Loss on disposal of subsidiaries (2)	0	28,294	0
Acquisition-related intangible assets amortization expense (3)	17,074	13,905	6,798
Non-GAAP operating income	$310,256	$346,745	$328,206

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$176,255	$190,750	$208,372
Reversal of deferred tax valuation allowances (4)	(25,128)	0	0
Value added tax assessment and interest expense, net of tax (1)	33,766	0	0
Loss on disposal of subsidiaries, net of tax (2)	0	19,221	0
Acquisition-related intangible assets amortization expense, net of tax (3)	12,559	10,521	5,033
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$197,452	$220,492	$213,405

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.50	$4.30	$4.25
Reversal of deferred tax valuation allowances (4)	(0.64)	0.00	0.00
Value added tax assessment and interest expense, net of tax (1)	0.86	0.00	0.00
Loss on disposal of subsidiaries, net of tax (2)	0.00	0.43	0.00
Acquisition-related intangible assets amortization expense, net of tax (3)	0.32	0.24	0.10
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$5.04	$4.97	$4.35
(1) Fiscal 2013 non-GAAP operating income excludes a $29.5 million value added tax assessment in relation to an assessment and penalties for various VAT matters in one of our subsidiaries in Spain. Fiscal 2013 non-GAAP net income excludes this impact and associated interest expense of $11.5 million, net of the $7.2 million tax impact.
(2) Fiscal 2012 non-GAAP operating income excludes a loss on disposal of subsidiaries of $28.3 million. Fiscal 2012 non-GAAP net income excludes the loss on disposal of subsidiaries, net of the $9.1 million tax impact.
(3) Fiscal 2013, 2012 and 2011 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2013, 2012, and 2011 non-GAAP net income excludes this expense, net of the related tax effects.
(4) Fiscal 2013 non-GAAP net income excludes the $25.1 million reversal of deferred tax valuation allowances related to a European jurisdiction.
Impact of Inflation
During the fiscal years ended January 31, 2013, 2012 and 2011, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.

Quarterly Data—Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 16 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).
Liquidity and Capital Resources
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.
Cash Flows
The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2013, 2012 and 2011:

	Years ended January 31,
	2013	2012	2011
	(In thousands)
		(As restated)	(As restated)
Net cash provided by (used in):
Operating activities	$120,753	$524,906	$176,129
Investing activities	(345,677)	(69,122)	(167,144)
Financing activities	80,294	(670,841)	(211,185)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	(21,279)	(2,633)
Net decrease in cash and cash equivalents	$(145,698)	$(236,336)	$(204,833)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities. Another important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of January 31, 2013, 2012 and 2011:

	As of January 31,
	2013	2012	2011
Days of sales outstanding	39	37	38
Days of supply in inventory	29	27	34
Days of purchases outstanding	(47)	(43)	(46)
Cash conversion cycle (days)	21	21	26
Net cash provided by operating activities was $120.8 million in fiscal 2013 compared to $524.9 million of cash provided by operating activities in fiscal 2012. The decrease in cash resulting from operating activities in fiscal 2013 compared to the same period of the prior year can be primarily attributed to i) the timing of both cash receipts from our customers and payments to our vendors, and ii) an increase in inventory levels. Net cash provided by operating activities was $524.9 million in fiscal 2012 compared to $176.1 million of cash provided by operating activities in fiscal 2011. The change in cash resulting from operating activities in fiscal 2012 compared to the same period of the prior year can be attributed to i) a significant reduction in our inventory levels, and ii) the timing of both cash receipts from our customers and payments to our vendors.

Net cash used in investing activities of $345.7 million during fiscal 2013 is primarily the result of $310.3 million of cash used for acquisitions in Europe and $38.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. We expect to make total capital expenditures of approximately $37.0 million during fiscal 2014 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $69.1 million during fiscal 2012 is primarily the result of $44.6 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe and $24.9 million of cash used for acquisitions in Europe.
Net cash provided by financing activities of $80.3 million during fiscal 2013 is primarily the result of $345.8 million in net proceeds from the issuance of Senior Notes in September 2012, $87.2 million of net borrowings on our revolving credit lines and $3.4 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”), partially offset by $185.1 million of cash used in the repurchase of shares of our common stock under our share repurchase programs and other share repurchases, $117.2 million of cash used for the acquisition of the noncontrolling interest in BEL, $49.5 million for repayment of loans due to our former joint venture partner and $9.1 million for the return of capital to our former joint venture partner.
Net cash used in financing activities of $670.8 million during fiscal 2012 is primarily the result of the $350.0 million repayment of our convertible senior debentures, $314.9 million of cash used in the repurchase of 6,736,436 shares of our common stock under our share repurchase programs and $41.2 million of net repayments on our revolving credit lines, partially offset by $35.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our ESPP.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 21% at January 31, 2013. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. Within our capital structure, we have a range of financing facilities, which are diversified by type and geographic region with various financial institutions. A significant portion of our cash and cash equivalents balance generally resides in our operations outside of the United States and are deposited and/or invested with various financial institutions which we monitor regularly for credit quality. However, we are exposed to risk of loss on funds deposited with the various financial institutions and we may experience significant disruptions in our liquidity needs if one or more of these financial institutions were to declare bankruptcy or other similar restructuring. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities, supplemented as necessary with funds available under our credit arrangements, will provide sufficient resources to meet our working capital and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on our business.
Our credit facilities contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The Company has entered into certain waiver agreements with respect to these and other obligations within certain of the Company's credit facilities in connection with the restatement of our financial statements discussed in Note 2 of Notes to Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
At January 31, 2013, we had approximately $340.6 million in cash and cash equivalents, of which $328.6 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
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
As of January 31, 2012, all of the debentures had either been redeemed by us or put to us and there were no debentures outstanding. We funded the repayment of the debentures with available cash and a drawing under our $500.0 million Credit Agreement, discussed below.
Loans Payable to Brightstar Corp.
In October 2010, Brightstar entered into an agreement to loan BEL its share of the funding requirements for an acquisition by BEL (the “Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, had a repayment date of September 2015, or earlier if agreed between the two parties, and interest at the applicable LIBOR rate plus 4.0% per year, to be paid annually on October 1.
We also had an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (the “Brightstar Revolver”). The terms of the Brightstar Revolver included no contractual repayment date and allowed for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver would not be repaid for the foreseeable future and therefore the revolving credit loan was classified as long-term debt in our Consolidated Balance Sheet at January 31, 2012.
As discussed previously in this MD&A, in September 2012, we completed the acquisition of Brightstar's fifty percent ownership interest in BEL and in accordance with the terms of the acquisition agreement, we repaid both the Acquisition Loan and the Brightstar Revolver.
Other Credit Facilities
We have a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We have also provided a guarantee of certain of our significant subsidiaries. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%. There were no amounts outstanding under the Credit Agreement at January 31, 2012.
As of January 31, 2013, we maintained a Receivables Securitization Program with a syndicate of banks that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2012.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $579.2 million at January 31, 2013 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $40.6 million outstanding on these facilities at January 31, 2013, at a weighted average interest rate of 4.76%, and $48.0 million outstanding at January 31, 2012 at a weighted average interest rate of 7.15%.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $767.1 million, of which $167.0 million was outstanding at January 31, 2013. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, certain credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2013, we were in compliance with all such financial covenants, however, as discussed above, the Company has entered into certain waiver agreements with its financial institutions in connection with the Company's restatement discussed in Note 2 of Notes to Consolidated Financial Statements. The ability to draw funds under certain credit facilities is dependent upon sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.
At January 31, 2013, we had also issued standby letters of credit of $84.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned facilities.
Accounts Receivable Purchase Agreements
We have certain uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2013 and 2012, the Company had a total of $284.7 million and $176.6 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2013, 2012 and 2011, discount fees recorded under these facilities were $2.6 million, $1.1 million, and $0.5 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Share Repurchase Programs
During fiscal 2013, we repurchased 3,752,939 shares of our common stock at a cost of $185.1 million in connection with both of our $100.0 million share repurchase programs approved by the Board of Directors in May 2012 and November 2011. Both share repurchase programs were completed during fiscal 2013. In addition, 125,609 shares were acquired outside of the stock repurchase programs related to the exercise of an employee’s equity incentive grants.
In conjunction with our share repurchase programs approved by the Board of Directors, 10b5-1 plans were executed that instruct the brokers selected by us to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plans, which is based on the market price of our common stock and average daily volumes. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

Contractual Obligations
As of January 31, 2013, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital lease	Debt (1)	Total
Fiscal year:
2014	$55,300	$793	$180,100	$236,193
2015	47,100	793	13,125	61,018
2016	39,600	751	13,125	53,476
2017	24,600	668	13,125	38,393
2018	20,500	668	359,385	380,553
Thereafter	35,600	4,459	0	40,059
Total payments	222,700	8,132	578,860	809,692
Less amounts representing interest	0	(1,889)	(61,885)	(63,774)
Total principal payments	$222,700	$6,243	$516,975	$745,918

(1)
Amounts include interest on $350 million Senior Notes calculated at the fixed rate of 3.75% per year and excludes estimated interest on the committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

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
At January 31, 2013, we have $0.8 million recorded as a current liability for uncertain tax positions. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our liability for uncertain tax position has not been included in the contractual obligations table above and is not material to our consolidated financial statements (see Note 9 of Notes to Consolidated Financial Statements).
Off-Balance Sheet Arrangements
Synthetic Lease Facility
We have a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor, which was set to expire in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.
The sum of future minimum lease payments under the Synthetic Lease at January 31, 2013, which are included in the future minimum lease payments presented above, was approximately $0.8 million.
During June 2013, we renewed our existing Synthetic Lease with a new lease agreement that expires in June 2018 ("the 2013 Synthetic Lease"). The principal terms of the 2013 Synthetic Lease are substantially the same as the predecessor lease agreement. Upon not less than 30 days notice, we may, at our option, purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the 2013 Synthetic Lease are approximately $2.8 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 8 of Notes to Consolidated Financial Statements. As of January 31, 2013, the Company was in compliance with all such covenants, however, the Company has entered into certain waiver agreements with respect to the Synthetic Lease and the 2013 Synthetic Lease in connection with the Company’s restatement discussed in Note 2 of Notes to Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of January 31, 2013 and 2012, the outstanding amount of guarantees under these arrangements totaled $31.3 million and $28.4 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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
Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2013 and 2012, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge loans, accounts receivable and accounts payable. We are also exposed to changes in interest rates primarily as a result of our short-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. As of January 31, 2013, approximately 68% of our outstanding debt had fixed interest rates and all of our outstanding debt at January 31, 2012 was at variable rates of interest. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of the Company's fixed rate debt may fluctuate.
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
The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level, calculated using the VaR model at January 31, 2013 and 2012. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR
	as of January 31,
	2013	2012
	(In thousands)
Foreign currency exchange rate sensitive financial instruments	$(2,205)	$(2,322)
Interest rate sensitive financial instruments (1)	(661)	0
Combined portfolio	$(2,866)	$(2,322)

(1)	As of January 31, 2013, approximately 68% of our outstanding debt had fixed interest rates and as of January 31, 2012, none of our outstanding debt had fixed interest rates.
Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2013, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2013 and 2012 (restated), and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended January 31, 2013, January 31, 2012 (restated) and January 31, 2011 (restated). Our audits also included the financial statement schedule for 2013, 2012 (restated) and 2011 (restated) listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2013 and 2012 (restated), and the consolidated results of their operations and their cash flows for the years ended January 31, 2013, January 31, 2012 (restated) and January 31, 2011 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for 2013, 2012 (restated) and 2011 (restated), when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Tech Data Corporation has restated its financial statements as of January 31, 2012, and for the years ended January 31, 2012 and January 31, 2011 to correct errors primarily relating to improper accounting for transactions with product suppliers, accounts receivable, manual journal entries, cash cut-off, certain inventory transactions, improper recognition of foreign currency exchange gains and losses, and certain other errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 5, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
February 5, 2014

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	January 31,
	2013	2012
		(As restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$340,564	$486,262
Accounts receivable, less allowances of $58,284 and $56,753	3,215,920	2,778,641
Inventories	2,254,510	1,932,289
Prepaid expenses and other assets	334,431	197,308
Total current assets	6,145,425	5,394,500
Property and equipment, net	84,395	88,881
Other assets, net	601,140	312,887
Total assets	$6,830,960	$5,796,268

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,657,251	$3,091,611
Accrued expenses and other liabilities	620,167	533,835
Revolving credit loans and current maturities of long-term debt, net	167,522	48,490
Total current liabilities	4,444,940	3,673,936
Long-term debt, less current maturities	354,458	57,253
Other long-term liabilities	113,193	82,950
Total liabilities	4,912,591	3,814,139

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2013 and 2012	89	89
Additional paid-in capital	680,715	773,087
Treasury stock, at cost (21,436,566 and 18,166,761 shares at January 31, 2013 and 2012)	(905,900)	(739,614)
Retained earnings	1,813,358	1,637,103
Accumulated other comprehensive income	330,107	283,139
Equity attributable to shareholders of Tech Data Corporation	1,918,369	1,953,804
Noncontrolling interest	0	28,325
Total equity	1,918,369	1,982,129
Total liabilities and equity	$6,830,960	$5,796,268
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

	Year ended January 31,
	2013	2012	2011
		(As restated) (1)	(As restated) (1)
Net sales	$25,358,329	$25,647,313	$23,619,938
Cost of products sold	24,055,275	24,269,872	22,341,685
Gross profit	1,303,054	1,377,441	1,278,253
Operating expenses:
Selling, general and administrative expenses	1,009,872	1,044,601	956,845
Loss on disposal of subsidiaries (Note 7)	0	28,294	0
Value added tax assessment (Note 14)	29,462	0	0
	1,039,334	1,072,895	956,845
Operating income	263,720	304,546	321,408
Interest expense	30,126	31,377	29,926
Other expense (income), net	4,128	858	(4,350)
Income before income taxes	229,466	272,311	295,832
Provision for income taxes	46,426	71,109	82,840
Consolidated net income	183,040	201,202	212,992
Net income attributable to noncontrolling interest	(6,785)	(10,452)	(4,620)
Net income attributable to shareholders of Tech Data Corporation	$176,255	$190,750	$208,372
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.53	$4.36	$4.29
Diluted	$4.50	$4.30	$4.25
Weighted average common shares outstanding:
Basic	38,871	43,749	48,587
Diluted	39,180	44,327	49,085

(1)	See Note 2 - Restatement of Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Year ended January 31,
	2013	2012	2011
		(As restated) (1)	(As restated) (1)
Consolidated net income	$183,040	$201,202	$212,992
Other comprehensive income (loss):
Foreign currency translation adjustment	47,590	(76,819)	(918)
Total comprehensive income	230,630	124,383	212,074
Comprehensive income attributable to noncontrolling interest	(4,881)	(8,917)	(4,703)
Comprehensive income attributable to shareholders of Tech Data Corporation	$225,749	$115,466	$207,371
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Tech Data Corporation Shareholders
	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	Shares	Amount
Balance—January 31, 2010 (as reported)	59,239	$89	$769,295	$(279,198)	$1,239,128	$359,581	$5,638	$2,094,533
Adjustments (1)			998		(1,147)	(157)		(306)
Balance—January 31, 2010 (as restated) (1)	59,239	89	770,293	(279,198)	1,237,981	359,424	5,638	2,094,227
Purchase of treasury stock, at cost	0	0	0	(200,000)	0	0	0	(200,000)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $1,072	0	0	(10,425)	12,563	0	0	0	2,138
Stock-based compensation expense (as restated) (1)	0	0	10,353	0	0	0	0	10,353
Capital contributions from joint venture partner	0	0	0	0	0	0	13,620	13,620
Total other comprehensive loss (as restated) (1)	0	0	0	0	0	(1,001)	83	(918)
Net income (as restated) (1)	0	0	0	0	208,372	0	4,620	212,992
Balance—January 31, 2011 (as restated) (1)	59,239	89	770,221	(466,635)	1,446,353	358,423	23,961	2,132,412
Purchase of treasury stock, at cost	0	0	0	(314,886)	0	0	0	(314,886)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $2,718 (as restated) (1)	0	0	(9,128)	41,907	0	0	0	32,779
Stock-based compensation expense (as restated) (1)	0	0	11,994	0	0	0	0	11,994
Total other comprehensive loss (as restated) (1)	0	0	0	0	0	(75,284)	(1,535)	(76,819)
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,553)	(4,553)
Net income (as restated) (1)	0	0	0	0	190,750	0	10,452	201,202
Balance—January 31, 2012 (as restated) (1)	59,239	89	773,087	(739,614)	1,637,103	283,139	28,325	1,982,129
Purchase of treasury stock, at cost	0	0	0	(185,114)	0	0	0	(185,114)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $5,814	0	0	(20,072)	18,828	0	0	0	(1,244)
Stock-based compensation expense	0	0	13,616	0	0	0	0	13,616
Total other comprehensive income	0	0	0	0	0	49,494	(1,904)	47,590
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,428)	(4,428)
Purchase of noncontrolling interest	0	0	(85,916)	0	0	(2,526)	(28,778)	(117,220)
Net income	0	0	0	0	176,255	0	6,785	183,040
Balance—January 31, 2013	59,239	$89	$680,715	$(905,900)	$1,813,358	$330,107	$0	$1,918,369
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2013	2012	2011
		(As restated) (1)	(As restated) (1)
Cash flows from operating activities:
Cash received from customers	$26,528,455	$27,033,946	$24,752,938
Cash paid to vendors and employees	(26,306,835)	(26,404,749)	(24,487,671)
Interest paid, net	(11,422)	(18,313)	(15,927)
Income taxes paid	(89,445)	(85,978)	(73,211)
Net cash provided by operating activities	120,753	524,906	176,129
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(310,253)	(24,898)	(141,138)
Expenditures for property and equipment	(14,871)	(13,672)	(18,688)
Software and software development costs	(23,494)	(30,887)	(12,112)
Gains on investments	2,941	335	4,794
Net cash used in investing activities	(345,677)	(69,122)	(167,144)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	3,397	35,093	5,005
Cash paid for purchase of treasury stock	(185,114)	(314,886)	(200,000)
(Repayments) borrowings on long-term loans from joint venture partner	(49,549)	460	34,556
Acquisition of noncontrolling interest in joint venture	(117,220)	0	0
Return of capital to joint venture partner	(9,074)	0	0
Proceeds from issuance of Senior Notes, net of expenses	345,810	0	0
Net borrowings (repayments) on revolving credit loans	87,240	(41,195)	(51,472)
Principal payments on long-term debt	(500)	(352,316)	(454)
Excess tax benefit from stock-based compensation	5,304	2,003	1,180
Net cash provided by (used in) financing activities	80,294	(670,841)	(211,185)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	(21,279)	(2,633)
Net decrease in cash and cash equivalents	(145,698)	(236,336)	(204,833)
Cash and cash equivalents at beginning of year	486,262	722,598	927,431
Cash and cash equivalents at end of year	$340,564	$486,262	$722,598

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$176,255	$190,750	$208,372
Net income attributable to noncontrolling interest	6,785	10,452	4,620
Consolidated net income	183,040	201,202	212,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of subsidiaries	0	28,294	0
Depreciation and amortization	58,353	57,332	47,285
Provision for losses on accounts receivable	9,653	10,813	11,798
Stock-based compensation expense	13,616	11,994	10,353
Accretion of debt discount on Senior Notes and convertible senior debentures	88	8,994	10,278
Deferred income taxes	(22,759)	(33,952)	7,230
Excess tax benefit from stock-based compensation	(5,304)	(2,003)	(1,180)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(103,538)	(10,744)	(13,726)
Inventories	(151,713)	457,190	(481,572)
Prepaid expenses and other assets	(105,080)	(38,101)	(29,579)
Accounts payable	218,618	(124,577)	396,329
Accrued expenses and other liabilities	25,779	(41,536)	5,921
Total adjustments	(62,287)	323,704	(36,863)
Net cash provided by operating activities	$120,753	$524,906	$176,129
(1) See Note 2 - Restatement of Consolidated Financial Statements.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by the Company. The noncontrolling interest of the consolidated joint venture was purchased by the Company during fiscal 2013 (as further discussed in Note 6 - Acquisitions). The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded at the time of sale based upon historical experience. The Company also has certain fulfillment and extended warranty contracts with certain customers and suppliers whereby the Company assumes an agency relationship in the transaction. In such arrangements where the Company is not the primary obligor, revenues are recognized as the net fee associated with serving as an agent. Taxes imposed by governmental authorities on the Company’s revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2013, 2012 and 2011.
The Company generated approximately 21%, 25% and 27% of consolidated net sales in fiscal 2013, 2012 and 2011, respectively, from products purchased from Hewlett-Packard Company and 12% of consolidated net sales in fiscal 2013 from products purchased from Apple, Inc. There were no other vendors and no customers that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2013, 2012 or 2011.
Cash and Cash Equivalents
Short-term investments which are highly liquid and have an original maturity of 90 days or less are considered cash equivalents.
The Company had book overdrafts included in current liabilities of $6.0 million and $30.0 million at January 31, 2013 and 2012, respectively, related to bank accounts where a right of setoff does not exist.
Investments
The Company invests in life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net."
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
Accounts Receivable Purchase Agreements
The Company has certain uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2013 and 2012, the Company had a total of $284.7 million and $176.6 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2013, 2012 and 2011, discount fees recorded under these facilities were $2.6 million, $1.1 million, and $0.5 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Inventories
Inventories, consisting entirely of finished goods, are stated at the lower of cost or market, cost being determined on a moving average cost basis, which approximates the first-in, first-out (“FIFO”) method. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced product and assumptions about future demand. Market conditions or changes in terms and conditions by the Company’s vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on the Company’s consolidated financial results.
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
Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on the Company’s consolidated financial results. Conversely, if amounts recorded as outstanding receivables from vendors were to improve to an extent not expected by us, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.

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

	Years
Buildings and improvements	15	-	39
Leasehold improvements	3	-	10
Furniture, fixtures and equipment	3	-	10
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
Intangible Assets
Included within other assets at both January 31, 2013 and 2012 are certain intangible assets including capitalized software and development costs, as well as customer and vendor relationships, preferred supplier agreements, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.
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
Product Warranty
The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2013, 2012 and 2011.
Value Added Taxes
The majority of our international operations are subject to a value added tax ("VAT"), which is typically applied to all goods and services purchased and sold. The Company's VAT liability represents VAT that has been recorded on sales to our customers and not yet remitted to the respective governmental authorities and the Company's VAT receivable represents VAT paid on purchases of goods and services that will be collected from future sales to our customers. At January 31, 2013 and 2012, the Company's VAT liability is approximately $236.0 million and $187.5 million, respectively, and is included in "accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. The Company's VAT liability at January 31, 2013 excludes $55.6 million included in "accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet for assessments, including penalties and interest, related to various VAT matters in one of the Company's subsidiaries in Spain as discussed further in Note 14 - Commitments and Contingencies. At January 31, 2013 and 2012, the Company's VAT receivable is approximately $90.9 million and $66.7 million, respectively, included in "prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.
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
The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or to be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, South America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company makes provisions for estimated credit losses at the time of sale. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2013, 2012 or 2011.
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
Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date, with the related translation gains or losses reported as components of other comprehensive income, included within shareholders’ equity. All income and expense accounts of the Company's foreign subsidiaries for which the local currency is the functional currency are translated using weighted average exchange rates for each period during the year. The resulting remeasurement gains and losses of these operations as well as gains and losses from foreign currency transactions are included in the Company's Consolidated Income Statement.
Derivative Financial Instruments
The Company faces exposure to changes in foreign currency exchange rates and interest rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments, in the form of foreign currency forward contracts, in situations where there are not offsetting balances that create an economic hedge. Substantially all of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.
Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “Other expense, net” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either other current assets or other current liabilities.
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.”
The Company’s accumulated other comprehensive income (loss) included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including applicable income taxes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in “selling, general and administrative expenses” in the Company’s Consolidated Statement of Income based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards. The Company estimates forfeiture rates based on its historical experience.
Treasury Stock
Treasury stock is accounted for at cost. The reissuance of shares from treasury stock for exercises of equity-based awards or other corporate purposes is based on the weighted-average purchase price of the shares.
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
In May 2011, the FASB and International Accounting Standards Board (“IASB”) issued an accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (“IFRS”). This accounting standard is effective for the Company beginning with the quarter ended April 30, 2012. The Company adopted this standard for the quarter ended April 30, 2012, which had no impact on its consolidated financial position, income, comprehensive income or cash flows.
In January 2013, the FASB issued an accounting standard limiting the scope of the accounting standard issued in December 2011 related to enhanced disclosures on offsetting (netting) of assets and liabilities in a company's financial statements. As a result of the scope limitation, the Company has concluded that the accounting standard will have no impact on its financial statement disclosures.
Recently Issued Accounting Standards
In July 2012, the FASB issued a new accounting standard which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The accounting standard states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that the indefinite-lived intangible asset is impaired. This standard was effective for the Company beginning February 1, 2013. As the Company currently has no material indefinite-lived intangible assets, other than goodwill, this standard will have no impact on the Company's consolidated financial position, income, comprehensive income and cash flows.
In February 2013, the FASB issued an accounting standard which requires an entity to provide additional information regarding the amounts reclassified out of accumulated other comprehensive income by component, the income statement line item to which the reclassification was made and if applicable, cross-referenced to related footnote disclosures. The accounting standard was effective for the Company beginning with the quarter ending April 30, 2013. As the requirements of this standard are disclosure only, there will be no impact on the Company's consolidated financial position, income, comprehensive income or cash flows.
In March 2013, the FASB issued an accounting standard which clarifies the accounting for the derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance also requires the accounting for a business combination achieved in stages involving a foreign entity to be treated as a single event. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied prospectively to derecognition events occurring after the effective date. Early adoption is also permitted. If an entity elects to early adopt the accounting standard, it is to be adopted as of the beginning of the entity's fiscal year of adoption. The Company will apply the provisions of this accounting standard to all transactions described above prospectively from the date of adoption.
In March 2013, the FASB also issued an accounting standard which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of: i) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied retrospectively for all periods presented. Early adoption is also permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial position, income, comprehensive income or cash flows.
In July 2013, the FASB issued an accounting standard which requires presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities when a net operations loss carryforward, a similar tax loss, or a tax credit carryforward exists. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied prospectively. The Company currently follows the guidance and this update will have no impact on its financial statement disclosures.

NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2013, the Company announced that it would restate previously issued quarterly and audited annual financial statements to correct accounting improprieties involving vendor accounting within the Company's primary operating subsidiary in the UK. The Company further stated that financial statements as of and for the fiscal years ended 2011, 2012, and 2013 and each of the fiscal quarters in 2011, 2012 and 2013 should no longer be relied upon. Thereafter, the Audit Committee initiated an independent investigation by outside counsel, to review certain of the Company’s accounting practices throughout Europe. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The Audit Committee has completed its investigation and has identified certain accounting irregularities in the UK subsidiary and certain other European subsidiaries.
The cumulative adjustments required to correct the errors in the financial statements prior to the fiscal year ended January 31, 2011 are reflected in the restated consolidated statement of shareholders’ equity as of February 1, 2010. The cumulative effect of those adjustments decreased previously reported retained earnings by $1.1 million. This decrease primarily relates to the impact of an improper deferral of net foreign currency exchange losses in a European subsidiary from fiscal 2009 that was recognized over several subsequent fiscal periods, partially offset by the timing of recognition of various transactions with the Company's product suppliers.

The restatement reflects two primary categories of adjustments:

•
Adjustments relating to the inadequate control environment identified within the Company’s primary operating subsidiary in the UK and two other European subsidiaries. These adjustments are necessary primarily to correct errors arising as a result of the following:

•
Improper accounting for transactions with the Company’s product suppliers (also referred to as “vendor accounting”), including the recognition of vendor incentives, product discounts/price variances, promotions and other vendor credits. These errors primarily affected inventory, accounts payable and cost of goods sold.

•
Improper manual journal entries and the override of key balance sheet reconciliation controls by local management. These errors affected multiple accounts within the Company’s balance sheet and income statement.

•
Improper recognition of net foreign currency exchange losses, which resulted in an overstatement of cost of goods sold during the three fiscal years ended January 31, 2013. Multiple accounts on the balance sheet were affected during this period.

•
Improper accounting for accounts receivable, including improper cash application and recording of value added taxes. These errors primarily affected accounts receivable, accrued expenses and net sales.

•	Improper cutoff of certain inventory transactions at period end, which resulted in a net understatement of inventory and understatement of accounts payable or cost of goods sold.

•	Improper cutoff of certain cash receipts at period end, which resulted in an overstatement of cash and understatement of accounts receivable.

•	Adjustments identified within subsidiaries in addition to the UK subsidiary and two other European subsidiaries noted above, including the following:

•
Adjustments to correct the Company’s presentation of sales of vendor warranty services and certain fulfillment contracts. During the first quarter of fiscal 2013, the Company began presenting sales of vendor warranty services and certain fulfillment contracts on an agency basis as net fees, instead of as gross revenues and cost of sales as they had been presented in prior periods. Given this correction had no impact on gross profit, operating income or net income, and only an insignificant impact on net sales, prior periods were previously not adjusted to reflect this correction. However, in connection with the restatement, the Company has adjusted its prior period results to properly present such sales of vendor warranty services and certain fulfillment contracts on an agency basis as net fees, consistent with fiscal year 2013.

•	Adjustments for errors primarily related to the timing of recognition and classification of various vendor accounting transactions.

•	Certain adjustments previously identified and considered immaterial, including:

•
Reclassification of gains (losses) on investments related to the Company’s nonqualified deferred compensation plan, which had no impact on previously reported pre-tax or net income. This reclassification impacted selling, general and administrative expenses and other expense (income), net.

•
Adjustments to accounts receivable, inventory, sales and cost of goods sold to record the impact of estimated sales returns for which the Company had previously only recorded the net impact on gross profit.

•
Other immaterial adjustments to correct errors in sales or inventory cutoff and accrued expenses. These adjustments primarily affected accounts receivable, inventory, accrued expenses, and the Consolidated Statement of Income.

Income taxes, retained earnings and other comprehensive income have been adjusted primarily to consider the net impacts of the adjustments discussed above.

The following tables present the impact of the restatement on the Company’s previously issued consolidated financial statements.

Consolidated Balance Sheet
	As of January 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands)
Current assets:
Cash and cash equivalents	$505,178	$(18,916)	(1)	$486,262
Accounts receivable	2,871,243	(92,602)	(2)	2,778,641
Inventories	1,802,976	129,313	(3)	1,932,289
Prepaid expenses and other assets	202,505	(5,197)	(4)	197,308
Total current assets	5,381,902	12,598		5,394,500
Property and equipment, net	88,595	286		88,881
Other assets, net	314,921	(2,034)	(4)	312,887
Total assets	$5,785,418	$10,850		$5,796,268

Current liabilities:
Accounts payable	$3,042,809	$48,802	(5)	$3,091,611
Accrued expenses and other liabilities	551,280	(17,445)	(6)	533,835
Revolving credit loans and current maturities of long-term debt, net	48,490	0		48,490
Total current liabilities	3,642,579	31,357		3,673,936
Long-term debt, less current maturities	57,253	0		57,253
Other long-term liabilities	83,438	(488)	(4)	82,950
Total liabilities	3,783,270	30,869		3,814,139

Shareholders’ equity:
Common stock	89	0		89
Additional paid-in capital	769,826	3,261	(7)	773,087
Treasury stock, at cost	(739,614)	0		(739,614)
Retained earnings	1,659,767	(22,664)	(7)	1,637,103
Accumulated other comprehensive income	283,755	(616)	(7)	283,139
Equity attributable to shareholders of Tech Data Corporation	1,973,823	(20,019)		1,953,804
Noncontrolling interest	28,325	0		28,325
Total equity	2,002,148	(20,019)		1,982,129
Total liabilities and equity	$5,785,418	$10,850		$5,796,268

(1)
Cash and cash equivalents includes adjustments to reduce cash to correct bank reconciliation cutoff errors that recognized certain cash in-transit from customers (also recognized as a reduction of accounts receivable).

(2)
Accounts receivable has been adjusted primarily to reduce the balance for estimated sales returns by $72.7 million and the cash cutoff errors discussed in (1) above. The Company had previously only recognized the net impact on gross profit for estimated sales returns.

(3)
Inventory includes an adjustment to increase the balance for estimated sales returns by $72.7 million, as discussed in (2) above, and adjustments of $55.7 million for sales and inventory cutoff errors that were not appropriately recorded based on the delivery terms.

(4)
Other assets and other liabilities contain various adjustments that are insignificant individually and in the aggregate pertaining to the errors described above, primarily related to the inadequate reconciliations of the accounts.

(5)
Accounts payable has been adjusted primarily to recognize an increase of $27.6 million for inventory cutoff errors that were not appropriately reported based on the delivery terms; and the impact of vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $17.9 million.

(6)
Accrued expenses and other liabilities includes adjustments primarily related to reducing the taxes payable by $11.9 million as a result of the restatement adjustments and other adjustments due to various immaterial errors.

(7)
Shareholders’ equity includes an adjustment to retained earnings and the cumulative translation account to account for the restatement errors identified herein and adjustments to additional paid-in capital primarily to correct errors related to stock-based compensation.

Consolidated Statement of Income

	Fiscal Year Ended January 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$26,488,124	$(840,811)	(1)	$25,647,313
Cost of products sold	25,094,133	(824,261)	(1)	24,269,872
Gross profit	1,393,991	(16,550)	(2)	1,377,441
Operating expenses:
Selling, general and administrative expenses	1,037,839	6,762	(3)	1,044,601
Loss on disposal of subsidiaries	28,294	0		28,294
	1,066,133	6,762		1,072,895
Operating income	327,858	(23,312)		304,546
Interest expense	31,343	34		31,377
Other expense (income), net	1,193	(335)		858
Income before income taxes	295,322	(23,011)		272,311
Provision for income taxes	78,474	(7,365)	(4)	71,109
Consolidated net income	216,848	(15,646)		201,202
Net income attributable to noncontrolling interest	(10,452)	0		(10,452)
Net income attributable to shareholders of Tech Data Corporation	$206,396	$(15,646)		$190,750

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$4.72	$(0.36)		$4.36
Diluted	$4.66	$(0.36)		$4.30

(1) Net sales and cost of products sold adjustments primarily reflect the impact to appropriately present sales of vendor warranty services and certain fulfillment contracts on an agency basis as net fees of $833.2 million, consistent with fiscal year 2013.
(2) Gross profit adjustments primarily reflect the impact of vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $17.8 million and various other immaterial errors.
(3) Selling, general and administrative expenses adjustments primarily reflect the impact of errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $6.7 million, which includes adjustments for uncollectible accounts receivable of $2.6 million and various other immaterial errors.
(4) The provision for income taxes has been adjusted primarily to reduce tax expense as a result of the reduction of profit resulting from the restatement adjustments described herein.

	Fiscal Year Ended January 31, 2011
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$24,375,973	$(756,035)	(1)	$23,619,938
Cost of products sold	23,092,685	(751,000)	(1)	22,341,685
Gross profit	1,283,288	(5,035)	(2)	1,278,253
Selling, general and administrative expenses	949,303	7,542	(3)	956,845
Operating income	333,985	(12,577)		321,408
Interest expense	29,926	0		29,926
Other expense (income), net	444	(4,794)	(4)	(4,350)
Income before income taxes	303,615	(7,783)		295,832
Provision for income taxes	84,752	(1,912)	(5)	82,840
Consolidated net income	218,863	(5,871)		212,992
Net income attributable to noncontrolling interest	(4,620)	0		(4,620)
Net income attributable to shareholders of Tech Data Corporation	$214,243	$(5,871)		$208,372
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$4.41	$(0.12)		$4.29
Diluted	$4.36	$(0.11)		$4.25

(1) Net sales and cost of products sold adjustments primarily reflect the impact to appropriately present sales of vendor warranty services and certain fulfillment contracts on an agency basis as net fees of $740.6 million, consistent with fiscal year 2013.
(2) Gross profit adjustments primarily reflect the impact of vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $5.7 million, partially offset by the impact of reversing the improper deferral of net foreign currency exchange losses in a European subsidiary of $2.9 million.
(3) Selling, general and administrative expenses include an adjustment to reclassify investment income of $4.8 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan to other expense (income), net and various other adjustments to correct immaterial errors.
(4) Other expense (income), net has been adjusted to reclassify investment income of $4.8 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(5) The provision for income taxes has been adjusted primarily to reduce tax expense as a result of the reduction of profit resulting from the restatement adjustments described herein.

Consolidated Statement of Comprehensive Income
	Fiscal Year Ended January 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$216,848	$(15,646)	$201,202
Other comprehensive loss:
Foreign currency translation adjustment	(76,664)	(155)	(76,819)
Total other comprehensive income	140,184	(15,801)	124,383
Comprehensive income attributable to noncontrolling interest	(8,917)	0	(8,917)
Comprehensive income attributable to shareholders of Tech Data Corporation	$131,267	$(15,801)	$115,466

	Fiscal Year Ended January 31, 2011
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$218,863	$(5,871)	$212,992
Other comprehensive loss:
Foreign currency translation adjustment	(614)	(304)	(918)
Total other comprehensive income	218,249	(6,175)	212,074
Comprehensive income attributable to noncontrolling interest	(4,703)	0	(4,703)
Comprehensive income attributable to shareholders of Tech Data Corporation	$213,546	$(6,175)	$207,371

Consolidated Statement of Cash Flows
	Fiscal Year Ended January 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Cash received from customers	$26,435,178	$598,768	$27,033,946
Cash paid to suppliers and employees	(25,827,475)	(577,274)	(26,404,749)
Interest paid	(18,313)	0	(18,313)
Income taxes paid	(85,978)	0	(85,978)
Net cash provided by operating activities	503,412	21,494	524,906
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(24,898)	0	(24,898)
Expenditures for property and equipment	(13,385)	(287)	(13,672)
Software development costs	(30,985)	98	(30,887)
Gains on investments	0	335	335
Net cash used in investing activities	(69,268)	146	(69,122)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	35,093	0	35,093
Cash paid for purchase of treasury stock	(314,886)	0	(314,886)
Borrowings on long-term loans from joint venture partner	460	0	460
Net borrowings (repayments) on revolving credit loans	(41,195)	0	(41,195)
Principal payments on long-term debt	(352,316)	0	(352,316)
Excess tax benefit from stock-based compensation	2,003	0	2,003
Net cash used in financing activities	(670,841)	0	(670,841)
Effect of exchange rate changes on cash and cash equivalents	(21,850)	571	(21,279)
Net decrease in cash and cash equivalents	(258,547)	22,211	(236,336)
Cash and cash equivalents at beginning of year	763,725	(41,127)	722,598
Cash and cash equivalents at end of year	$505,178	$(18,916)	$486,262

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$206,396	$(15,646)	$190,750
Net income attributable to noncontrolling interest	10,452	0	10,452
Consolidated net income	216,848	(15,646)	201,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of subsidiaries	28,294	0	28,294
Depreciation and amortization	57,332	0	57,332
Provision for losses on accounts receivable	10,546	267	10,813
Stock-based compensation expense	10,699	1,295	11,994
Accretion of debt discount on Senior Notes and convertible senior debentures	8,994	0	8,994
Deferred income taxes	(29,746)	(4,206)	(33,952)
Excess tax benefit from stock-based compensation	(2,003)	0	(2,003)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(48,887)	38,143	(10,744)
Inventories	370,858	86,332	457,190
Prepaid expenses and other assets	(43,358)	5,257	(38,101)
Accounts payable	(41,081)	(83,496)	(124,577)
Accrued expenses and other liabilities	(35,084)	(6,452)	(41,536)
Total adjustments	286,564	37,140	323,704
Net cash provided by operating activities	$503,412	$21,494	$524,906

	Fiscal Year Ended January 31, 2011
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Cash received from customers	$24,258,805	$494,133	$24,752,938
Cash paid to suppliers and employees	(24,008,367)	(479,304)	(24,487,671)
Interest paid	(15,927)	0	(15,927)
Income taxes paid	(73,211)	0	(73,211)
Net cash provided by operating activities	161,300	14,829	176,129
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(141,138)	0	(141,138)
Expenditures for property and equipment	(18,614)	(74)	(18,688)
Software development costs	(13,288)	1,176	(12,112)
Gains on investments	0	4,794	4,794
Net cash used in investing activities	(173,040)	5,896	(167,144)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	5,005	0	5,005
Cash paid for purchase of treasury stock	(200,000)	0	(200,000)
Borrowings on long-term loans from joint venture partner	34,556	0	34,556
Net borrowings (repayments) on revolving credit loans	(46,645)	(4,827)	(51,472)
Principal payments on long-term debt	(454)	0	(454)
Excess tax benefit from stock-based compensation	1,180	0	1,180
Net cash used in financing activities	(206,358)	(4,827)	(211,185)
Effect of exchange rate changes on cash and cash equivalents	(1,090)	(1,543)	(2,633)
Net decrease in cash and cash equivalents	(219,188)	14,355	(204,833)
Cash and cash equivalents at beginning of year	982,913	(55,482)	927,431
Cash and cash equivalents at end of year	$763,725	$(41,127)	$722,598

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$214,243	$(5,871)	$208,372
Net income attributable to noncontrolling interest	4,620	0	4,620
Consolidated net income	218,863	(5,871)	212,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,285	0	47,285
Provision for losses on accounts receivable	11,517	281	11,798
Stock-based compensation expense	9,887	466	10,353
Accretion of debt discount on Senior Notes and convertible senior debentures	10,278	0	10,278
Deferred income taxes	6,972	258	7,230
Excess tax benefit from stock-based compensation	(1,180)	0	(1,180)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(113,303)	99,577	(13,726)
Inventories	(349,429)	(132,143)	(481,572)
Prepaid expenses and other assets	(34,601)	5,022	(29,579)
Accounts payable	335,813	60,516	396,329
Accrued expenses and other liabilities	19,198	(13,277)	5,921
Total adjustments	(57,563)	20,700	(36,863)
Net cash provided by operating activities	$161,300	$14,829	$176,129

NOTE 3 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 10 - Employee Benefit Plans) using the if-converted and treasury stock methods, as applicable. The composition of basic and diluted EPS is as follows:

	Year ended			Year ended			Year ended
	January 31, 2013			January 31, 2012			January 31, 2011
				(As restated)			(As restated)
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per common share-attributable to shareholders of Tech Data - basic	$176,255	38,871	$4.53	$190,750	43,749	$4.36	$208,372	48,587	$4.29
Effect of dilutive securities:
Equity-based awards		309			578			498
Net income per common share attributable to shareholders of Tech Data - diluted	$176,255	39,180	$4.50	$190,750	44,327	$4.30	$208,372	49,085	$4.25
At January 31, 2013, 2012 and 2011, there were 9,456, 16,382 and 564,776 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
The Company’s $350.0 million convertible senior debentures issued in December 2006 were repaid during December 2011. The $350.0 million convertible senior debentures did not impact earnings per share for the fiscal year ended January 31, 2011, as the conditions for the contingent conversion feature had not been met.
NOTE 4 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment consists of the following:

	January 31,
	2013	2012
		(As restated)
	(In thousands)
Land	$5,804	$4,727
Buildings and leasehold improvements	82,607	81,818
Furniture, fixtures and equipment	348,694	339,075
Property and equipment	437,105	425,620
Less accumulated depreciation	(352,710)	(336,739)
Property and equipment, net	$84,395	$88,881
Depreciation expense included in income from operations for the years ended January 31, 2013, 2012 and 2011 totaled $20.5 million, $21.9 million and $21.0 million, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill balance of $225.0 million and $96.8 million at January 31, 2013 and 2012, respectively, is included within “other assets, net” in the Consolidated Balance Sheet.
The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2013, are as follows:

	Americas	Europe	Total

		(In thousands)
Balance as of February 1, 2012 (as restated)	$2,966	$93,827	$96,793
Goodwill acquired during the year	0	122,640	122,640
Foreign currency translation adjustment	0	5,612	5,612
Balance as of January 31, 2013	$2,966	$222,079	$225,045
The increase in goodwill during fiscal 2013 is the result of the Company’s business acquisition in Europe (see also Note 6 – Acquisitions).
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2013. The impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value of the Company’s reporting units, including goodwill. As a result, no goodwill impairment was recorded at January 31, 2013.
Also included within “other assets, net” are intangible assets as follows:

	January 31, 2013			January 31, 2012 (as restated)
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Capitalized software and development costs	$330,116	$248,013	$82,103	$301,052	$223,148	$77,904
Customer and vendor relationships	206,415	52,608	153,807	98,080	36,544	61,536
Preferred supplier agreement	30,754	1,575	29,179	0	0	0
Other intangible assets	10,789	6,320	4,469	9,636	4,505	5,131
Total	$578,074	$308,516	$269,558	$408,768	$264,197	$144,571
The Company capitalized intangible assets of $156.4 million, $48.1 million and $75.3 million for the years ended January 31, 2013, 2012 and 2011, respectively. For fiscal 2013, these capitalized assets resulted from customer and vendor relationships related to the Company’s business acquisition during fiscal 2013 and capitalized assets related to the software and software development expenditures in the Company's implementation in the U.S. For fiscal 2012, these capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations and customer and vendor relationships related to the Company’s acquisitions during fiscal 2012 (see also Note 6 – Acquisitions). There was no interest capitalized during any of the fiscal years ended January 31, 2013, 2012 and 2011.
The weighted-average amortization period for all intangible assets capitalized during fiscal 2013 approximated eight years and approximated six years and five years for intangible assets capitalized during fiscal 2012 and 2011, respectively. The weighted average amortization period of all intangible assets was approximately seven years for fiscal 2013 and six years for both fiscal 2012 and 2011.

Amortization expense for the fiscal years ended January 31, 2013, 2012 and 2011, totaled $37.8 million, $35.4 million and $26.3 million, respectively. Estimated amortization expense of capitalized software and development costs placed in service at January 31, 2013, and acquired intangible assets (which includes customer and vendor relationships, preferred supplier agreement and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Acquired intangible assets	Total
2014	$21,000	$29,800	$50,800
2015	16,200	29,400	45,600
2016	10,900	26,000	36,900
2017	8,200	24,200	32,400
2018	6,200	21,400	27,600

NOTE 6 — ACQUISITIONS

Acquisition of Brightstar Europe Limited
In September 2012, the Company acquired Brightstar Corp.’s ("Brightstar") fifty percent ownership interest in Brightstar Europe Limited (“BEL”), which was a consolidated joint venture between Tech Data and Brightstar. The terms of the agreement included a payment of $165.9 million in cash for Brightstar's equity in BEL (reflected as “noncontrolling interest” within the Company’s consolidated balance sheet) and the repayment of all loans advanced by Brightstar to BEL. Upon the closing of the transaction, the Company recorded a decrease of approximately $85.9 million to additional paid-in capital within shareholders’ equity, comprised of a purchase price premium of approximately $85.0 million paid to Brightstar for its share of BEL and approximately $0.9 million of direct costs incurred with the transaction (based on the foreign currency exchange rates on the date of acquisition). The acquisition of Brightstar's fifty percent interest in BEL, the repayment of all loans advanced by Brightstar to BEL and transaction costs were funded with the Company’s available cash.
Acquisition of SDG
On November 1, 2012, the Company acquired several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price, which was finalized during the first quarter of fiscal 2014, of approximately $358 million. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. The acquired distribution companies are Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European value and broadline IT offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which the Company estimated would add incremental annual sales of approximately $500 million. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019. In connection with this amendment, while we expect the total sales during the extended term to be higher than originally forecast, we expect the incremental sales to be approximately $450 million to $475 million annually over six years versus the original forecast of $500 million annually over five years. SDG's results of operations are included in the Company's consolidated financial statements subsequent to the date of acquisition.

The Company has accounted for the SDG acquisition as a business combination and allocated the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands, translated using the foreign currency exchange rates on the date of acquisition):

Cash	$65,000
Accounts receivable	260,800
Inventories	126,100
Tangible assets (includes property and equipment, deferred tax assets and other assets)	6,200
Goodwill	122,600
Identifiable intangible assets	134,300
Accounts payable	(265,200)
Liabilities (includes accrued expenses, deferred tax liability and other liabilities)	(91,800)
$358,000
The allocation of identifiable intangible assets is comprised of approximately $103.1 million related to customer and vendor relationship assets with an estimated useful life of ten years and approximately $31.2 million related to the preferred supplier agreement to be amortized over the five year life of the agreement. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019.
The goodwill related to the acquisition is largely attributable to strategic factors previously discussed, as well as the growth potential of SDG’s value and broadline businesses. Approximately $35.0 million of the total identified intangible assets and goodwill are expected to be deductible for tax purposes.
Included within the Company’s Consolidated Statement of Income are estimated net sales of $617.4 million from SDG from the acquisition date of November 1, 2012 through the Company’s fiscal year ended January 31, 2013. The operating income of SDG for the same period was immaterial to the Company's operating results for the fiscal year ended January 31, 2013.

The following table presents unaudited supplemental proforma information as if the SDG acquisition and the execution of the related preferred supplier agreement had both occurred at the beginning of fiscal 2012. The proforma results include business combination accounting effects from the acquisition including amortization of acquired intangible assets and interest expense associated with the issuance of our senior notes due in September 2017 used to fund the acquisition. Fiscal 2012 proforma net income also includes the effect of expected acquisition related costs of approximately $14.6 million associated with acquisition and integration related activities. This proforma information does not reflect any impact from business synergies that may be achieved by the combined business, and is presented for comparative purposes only. It is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on the date indicated or that may result in the future:

	Fiscal Year Ended January 31,
	2013	2012
	(In thousands, unaudited)

Net sales
As reported	$25,358,329	$25,647,313	(1)
Proforma	$27,099,438	$28,105,768

Net income attributable to shareholders of Tech Data Corporation
As reported	$176,255	$190,750	(1)
Proforma	$188,265	$185,860
(1) As restated
Other Acquisitions
During fiscal 2012, the Company acquired two businesses in the European technology distribution marketplace; (i) the distribution business of Mensch und Maschine Software SE, a leading value-added distributor in the design software market in several European countries and (ii) an additional value-added specialty software distributor in Belgium. These acquisitions, while not material to the Company's consolidated financial results, strengthen the Company's position as Autodesk, Inc.'s leading value-added distributor by establishing a presence in Benelux and Romania, extending the Company's product portfolio to include the Autodesk, Inc. software for the manufacturing industry in Italy, France, UK and Poland and adding a number of highly skilled and qualified professionals, while leveraging the Company's existing logistics infrastructure in Europe.
Proforma Financial Information
Proforma information for the Company’s acquisitions during fiscal 2012 has not been presented as these acquisitions were not material, either individually or in the aggregate, to the Company’s consolidated financial position or results of operations.

NOTE 7 — LOSS ON DISPOSAL OF SUBSIDIARIES
In the fourth quarter of fiscal 2012, as part of the Company’s ongoing initiatives to optimize its profitability and return on invested capital, the decision was made to close the Company’s in-country commercial operations in Brazil and Colombia by the end of fiscal 2012. During the fourth quarter of fiscal 2012, the Company recorded a loss on disposal of these subsidiaries of $28.3 million, which included a $9.9 million impairment on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain value added tax receivables and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs are reflected in the Consolidated Statement of Operations as “loss on disposal of subsidiaries,” which is a component of operating income. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies for certain tax-related exposures (see further discussion in Note 14 - Commitments and Contingencies). The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012 were not material to the Company’s consolidated operating results.

NOTE 8— DEBT

The carrying value of the Company's outstanding debt consists of the following:

	January 31,
	2013	2012
	(In thousands)
Senior notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$0
Less—unamortized debt discount	(1,238)	0
Senior notes, net	348,762	0
Capital leases	6,243	6,512
Loan payable to Brightstar Corp.	0	14,940
Interest-free revolving credit loan payable to Brightstar Corp.	0	36,306
Other committed and uncommitted revolving credit facilities, average interest rate of 2.09% and 7.15% at January 31, 2013 and January 31, 2012, respectively, expiring on various dates through fiscal 2017	166,975	47,985
	521,980	105,743
Less—current maturities (included as “Revolving credit loans and current portion of long-term debt, net”)	(167,522)	(48,490)
Total long-term debt	$354,458	$57,253
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively (the “Senior Notes”). The debt issuance costs incurred in connection with the public offering will be amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, beginning on March 21, 2013 and ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.

Loans Payable to Brightstar
In October, 2010, Brightstar entered into an agreement to loan BEL its share of the funding requirements for an acquisition by BEL (the “Acquisition Loan”). The Acquisition Loan from Brightstar, plus any accrued interest, had a repayment date of September, 2015, or earlier if agreed between the two parties, and bears interest at the applicable LIBOR rate plus 4.0% per year, to be paid annually on October 1.
The Company also had an interest-free revolving credit loan from Brightstar that was issued in connection with the operations of BEL (the “Brightstar Revolver”). The terms of the Brightstar Revolver included no contractual repayment date and allowed for the revolving credit loan to increase or decrease in accordance with the working capital requirements of BEL, as determined by the Company. Effective October 2010, a resolution of BEL’s board was approved stating that the Brightstar Revolver would not be repaid for the foreseeable future and therefore the revolving credit loan was classified as long-term debt in the Company’s Consolidated Balance Sheet at January 31, 2012.
As discussed in Note 6 - Acquisitions, in September 2012 the Company acquired Brightstar's fifty percent ownership interest in BEL and in accordance with the terms of the acquisition agreement, the Company repaid both the Acquisition Loan and the Brightstar Revolver.
Other Credit Facilities
The Company has a $500.0 million Credit Agreement with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%. There were no amounts outstanding under the Credit Agreement at January 31, 2012.
The Company has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $690.6 million and $619.8 million at January 31, 2013 and 2012, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2012.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $579.2 million at January 31, 2013 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $40.6 million outstanding on these facilities at January 31, 2013, at a weighted average interest rate of 4.76%, and there was $48.0 million outstanding at January 31, 2012 at a weighted average interest rate of 7.15%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on the credit facilities is approximately $767.1 million, of which $167.0 million was outstanding at January 31, 2013. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock. Additionally, certain credit facilities require compliance with certain warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2013, the Company was in compliance with all such covenants; however, subsequently the Company has entered into certain waiver agreements with respect to these and other obligations within certain of the Company's credit facilities in connection with the Company’s restatement discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.

At January 31, 2013, the Company had also issued standby letters of credit of $84.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned facilities.
Future payments of debt and capital leases at January 31, 2013 and for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2014	$167,768
2015	793
2016	751
2017	668
2018	350,668
Thereafter	4,459
Total payments	525,107
Less - amounts representing interest on capital leases	(1,889)
Total principal payments	$523,218

NOTE 9 — INCOME TAXES
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The Company performs an evaluation of the realizability of the Company’s deferred tax assets on a quarterly basis. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2013	2012	2011
	(In thousands)
		(As restated)	(As restated)
Current:
Federal	$25,230	$65,508	$46,662
State	2,622	1,692	911
Foreign	41,333	37,861	28,037
Total current	69,185	105,061	75,610
Deferred:
Federal	11,329	(22,624)	(2,068)
State	1,103	(422)	1,842
Foreign	(35,191)	(10,906)	7,456
Total deferred	(22,759)	(33,952)	7,230
	$46,426	$71,109	$82,840

The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended January 31,
	2013	2012	2011
		(As restated)	(As restated)
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	0.4	0.6
Net changes in deferred tax valuation allowances	(9.0)	(3.4)	(1.5)
Tax on foreign earnings different than U.S. rate	(9.9)	(9.9)	(8.5)
Nondeductible penalties	0.5	0.0	0.0
Nondeductible interest	0.8	1.6	1.4
Reserve established for foreign income tax contingencies	0.5	0.1	0.6
Reversal of previously accrued income tax reserves	0.0	(0.4)	(0.2)
Effect of company-owned life insurance	(0.4)	0.0	(0.5)
Disposal of subsidiaries	0.0	3.2	0.0
Other, net	1.4	(0.5)	1.1
	20.1%	26.1%	28.0%
In fiscal 2013 and fiscal 2012, the Company recorded income tax benefits of $25.1 million and $13.6 million, respectively, for the reversal of deferred tax valuation allowances related to specific European jurisdictions which had been recorded in prior fiscal years. The income tax benefit recorded in fiscal 2012 was substantially offset by an income tax expense associated with the write-off of deferred and other income tax assets related to the closure of the Brazil in-country commercial operations.

The components of pretax income are as follows:

	Year ended January 31,
	2013	2012	2011
		(As restated)	(As restated)
	(In thousands)
United States	$108,700	$131,662	$133,771
Foreign	120,766	140,649	162,061
	$229,466	$272,311	$295,832
The significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2013	2012
		(As restated)
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$81,679	$43,160
Capitalized marketing program costs	3,456	4,008
Goodwill	4,004	2,711
Deferred costs currently deductible	4,870	14,760
Other, net	5,074	9,179
Total deferred tax liabilities	99,083	73,818
Deferred tax assets:
Accrued liabilities	50,039	43,099
Loss carryforwards	124,536	128,738
Amortizable goodwill	15,253	16,109
Depreciation and amortization	6,706	4,036
Disallowed interest expense	28,069	16,773
Other, net	12,908	18,709
	237,511	227,464
Less: valuation allowances	(142,375)	(158,348)
Total deferred tax assets	95,136	69,116
Net deferred tax liability	$(3,947)	$(4,702)
The net change in the deferred tax valuation allowances in fiscal 2013 was a decrease of $16.0 million primarily resulting from the $25.1 million reversal of a deferred tax valuation allowance related to a specific European jurisdiction as discussed previously. The net change in the deferred tax valuation allowances in fiscal 2012 was a decrease of $27.6 million primarily resulting from the utilization of net operating losses and the net change in the deferred tax valuation allowances in fiscal 2011 was an increase of $0.1 million. The valuation allowances at both January 31, 2013 and 2012 primarily relate to foreign net operating loss carryforwards. The Company’s foreign net operating loss carryforwards totaled $606.8 million and $640.5 million at January 31, 2013 and 2012, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2014 through 2031. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination was made.
In connection with the SDG acquisition during fiscal 2013, the Company recorded a $30.1 million long-term deferred tax liability and a $3.1 million short-term deferred tax asset (see also Note 6 - Acquisitions).

At January 31, 2013, there are $290.5 million of consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2013 and 2012 and 2011 is as follows (in thousands, as restated):

Gross unrecognized tax benefits at January 31, 2010	$3,107
Increases in tax positions for prior years	2,742
Increases in tax positions for current year	86
Expiration of statutes of limitation	(860)
Gross unrecognized tax benefits at January 31, 2011	5,075
Increases in tax positions for prior years	1,590
Decreases in tax positions for prior years	(208)
Increases in tax positions for current year	56
Expiration of statutes of limitation	(791)
Settlements	(1,990)
Changes due to translation of foreign currencies	(47)
Gross unrecognized tax benefits at January 31, 2012	3,685
Increases in tax positions for prior years	2,890
Decreases in tax positions for prior years	(127)
Increases in tax positions for current year	171
Expiration of statutes of limitation	(38)
Settlements	(1,106)
Changes due to translation of foreign currencies	124
Gross unrecognized tax benefits at January 31, 2013	$5,599

At January 31, 2013, 2012 and 2011, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.8 million, $2.5 million and $5.1 million, respectively.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2013 totaled $0.8 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2013, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2013, 2012 and 2011 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2013, 2012 and 2011, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years prior to fiscal 2010. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 10 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2013, the Company had awards outstanding from four equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 3.0 million shares remain available for future grant at January 31, 2013. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
For the fiscal years ended January 31, 2013, 2012 and 2011, the Company recorded $13.6 million, $12.0 million and $10.4 million, respectively, of stock-based compensation expense, and related income tax benefits of $4.4 million, $3.7 million and $3.1 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2013, 2012 and 2011 was $3.4 million, $35.1 million and $5.0 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $11.7 million, $7.6 million and $4.4 million, respectively, for the fiscal years ended January 31, 2013, 2012 and 2011.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and four years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $12.6 million, $10.7 million and $8.0 million for the vesting of RSUs during fiscal 2013, 2012 and 2011, respectively.
A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2013 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2012	568,498	$43.74
Granted	305,097	52.80
Vested	(227,553)	40.75
Canceled	(39,275)	47.47
Outstanding at January 31, 2013	606,767	49.18
The total fair value of RSUs which vested during the fiscal years ended January 31, 2013, 2012 and 2011 is $9.3 million, $7.9 million and $7.1 million, respectively. The weighted-average estimated fair value of the 272,949 and 277,527 RSUs granted during the fiscal years ended January 31, 2012 and 2011 was $48.53 and $44.88, respectively. As of January 31, 2013, the unrecognized stock-based compensation expense related to non-vested RSUs was $17.0 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).
MV Stock-settled SARs, MVOs and Stock Options
MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of an MV Stock-settled SAR will only receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap and the grant price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ Stock Market, Inc. on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). MV Stock-settled SARs, MVOs and stock options vest annually between one and four years from the date of grant and have a contractual term of ten years.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2013 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2012	1,651,400	$33.89
Granted	6,236	54.03
Exercised	(1,110,020)	34.12
Canceled	(45,391)	37.03
Outstanding at January 31, 2013	502,225	33.33	3.0	$8,848
Vested and expected to vest at January 31, 2013	499,712	33.33	3.0	8,802
Exercisable at January 31, 2013	354,391	37.74	1.7	4,669
Stock-based compensation expense includes $1.0 million, $1.3 million and $2.4 million for the vesting of MV Stock-settled SARS and MVOs during fiscal 2013, 2012 and 2011, respectively.
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2013 and the grant price for all “in-the-money” equity-based awards at January 31, 2013. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2013, 2012 and 2011 was $21.0 million, $14.1 million and $5.3 million, respectively. As of January 31, 2013, the Company expects $0.2 million of total unrecognized compensation cost related to MV Stock-settled SARs and MVOs to be recognized over the next two fiscal years (over a weighted-average period of one year). The total fair value of MV Stock-settled SARs and MVOs which vested during the fiscal years ended January 31, 2013, 2012 and 2011 was $1.2 million, $1.5 million and $4.5 million, respectively. The weighted-average estimated fair value of the 6,236, 12,882 and 17,799 MVOs granted during the fiscal years ended January 31, 2013, 2012 and 2011 was $10.77, $10.78, and $7.97, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models.
A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2013, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/13	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/13	Weighted- average exercise price
$21.13 – $21.13	172,181	5.9	$21.13	33,079	$21.13
24.27 – 33.74	23,804	0.6	27.94	22,866	27.79
37.04 – 37.04	49,000	2.0	37.04	49,000	37.04
37.06 – 40.69	32,347	2.8	38.15	31,149	38.17
41.08 – 41.08	204,180	1.2	41.08	204,180	41.08
41.55 – 45.72	11,257	1.2	44.89	10,897	44.98
48.79 – 54.03	9,456	6.2	52.25	3,220	48.79
	502,225	3.0	33.33	354,391	37.74
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards (see further discussion of the Company’s share repurchase program in Note 11 – Shareholders’ Equity below).
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2013, the Company has issued 482,776 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2013, 2012 and 2011.

Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.5 million for both fiscal 2013 and 2012 and $2.3 million for fiscal 2011. In December 2012, the Company amended the 401(k) Savings Plan to eliminate the option for the 401(k) Savings Plan to invest in the Company's common stock and as of January 31, 2013, there were no shares of the Company's common stock held by the 401(k) Savings Plan. There were 157,722 shares held of Tech Data common stock held by the Company’s 401(k) Savings Plan at January 31, 2012.

NOTE 11 — SHAREHOLDERS’ EQUITY
During fiscal 2013, the Company completed both of the $100.0 million share repurchase programs approved by the Company’s Board of Directors in May 2012 and November 2011. In conjunction with the Company's share repurchase programs, 10b5-1 plans were executed that instruct the brokers selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by a formula in the plan, which is based on the market price of the Company's common stock and average daily volumes. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
The Company’s common share repurchase and issuance activity for fiscal 2013 and 2012 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2011	12,517,538	$37.28
Shares of common stock repurchased under share repurchase programs	6,736,436	46.74
Shares of treasury stock reissued	(1,087,213)
Treasury stock balance at January 31, 2012	18,166,761	40.71
Shares of common stock repurchased under share repurchase programs and other shares acquired	3,878,548	49.33
Shares of treasury stock reissued	(608,743)
Treasury stock balance at January 31, 2013	21,436,566	42.26
NOTE 12 — FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities carried or disclosed at fair value are classified in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. The classification of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2013			January 31, 2012
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$19,835			$6,243

Liabilities
Foreign currency forward contracts		$19,628			$11,226
Acquisition-related contingent consideration			$18,147			$15,506
The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 13 – Derivative Instruments.

The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During fiscal 2013, adjustments to the fair value of acquisition-related contingent consideration of $2.6 million were recorded as a component of "selling, general and administrative expenses" and $0.8 million was recorded to "other expense (income)" in the Company's Consolidated Statement of Income. Approximately $8.7 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2014 and the remaining balance is expected to be paid by the first quarter of fiscal 2016.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at January 31, 2013 is $35.3 million and $31.2 million, respectively.
The $350 million of Senior Notes discussed in Note 8 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $363.9 million at January 31, 2013, based upon quoted market information (level 1 criteria).
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
NOTE 13 — DERIVATIVE INSTRUMENTS
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
The Company’s foreign currency exposure relates primarily to international transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso,

Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc.
The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for product purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in cost of products sold would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in cost of products sold is not realized until the related inventory is sold.
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange loss of $13.1 million, $8.7 million and $4.7 million, respectively, for the fiscal years ended January 31, 2013, 2012 and 2011. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s foreign currency forward contracts are also discussed in Note 12 – Fair Value Measurements.
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
The Company’s monthly average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2013 and 2012 are $1.8 billion and $1.5 billion, respectively, with average maturities of 27 days and 37 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 12 – Fair Value Measurements.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, the majority of which expire at various dates through fiscal 2019. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $51.5 million, $56.5 million and $53.5 million in fiscal years 2013, 2012 and 2011, respectively. Future minimum lease payments at January 31, 2013, under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2014	$55,300
2015	47,100
2016	39,600
2017	24,600
2018	20,500
Thereafter	35,600
Total payments	$222,700

Synthetic Lease Facility
The Company has a synthetic lease facility (the “Synthetic Lease”) with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. During the second quarter of fiscal 2009, the Company renewed its existing Synthetic Lease with a new lease agreement that was set to expire in June 2013 (see below for information on new lease agreement commencing in June 2013). Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.
During the first four years of the lease term, the Company may, at its option, purchase any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. During the last year of the lease term, until 180 days prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, it has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $124.7 million (the “residual value”). The Company's residual value guarantee related to the Synthetic Lease has been recorded at the estimated fair value of the residual guarantee.
The sum of future minimum lease payments under the Synthetic Lease at January 31, 2013, which are included in the future minimum lease payments presented above, was approximately $0.8 million.

During June 2013, the Company replaced its existing Synthetic Lease with a new lease agreement that expires in June 2018 (the "2013 Synthetic Lease"). The principal terms of the 2013 Synthetic Lease are substantially the same as the predecessor lease agreement. Upon not less than 30 days' notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company, at its option, may, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the 2013 Synthetic Lease are approximately $2.8 million per year.
The Synthetic Lease and the 2013 Synthetic Lease contain covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 8 - Debt. As of January 31, 2013, the Company was in compliance with all such covenants; however, the Company has subsequently entered into certain waiver agreements in connection with the Company’s restatement discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result, of this subsequent event, which is unrelated to the restatement discussed in Note 2 - Restatement of Consolidated Financial Statements, the Company has increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. The Company estimates the total exposure for these assessments (including previously recorded amounts), including various penalties and interest, is approximately $55.6 million, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at January 31, 2013.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $29.7 million at January 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, the two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2013 and 2012, the outstanding amount of guarantees under these arrangements totaled $31.3 million and $28.4 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
NOTE 15 — SEGMENT INFORMATION
Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1 - Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Year ended January 31,
	2013	2012	2011
		(As restated)	(As restated)
	(In thousands)
Net sales to unaffiliated customers
Americas (1)	$9,823,515	$10,405,428	$10,096,732
Europe	15,534,814	15,241,885	13,523,206
Total	$25,358,329	$25,647,313	$23,619,938

Operating income
Americas (2)	$150,055	$173,978	$178,043
Europe (3)	127,281	142,562	153,718
Stock-based compensation expense	(13,616)	(11,994)	(10,353)
Total	$263,720	$304,546	$321,408

Depreciation and amortization
Americas	$16,210	$16,338	$16,200
Europe	42,143	40,994	31,085
Total	$58,353	$57,332	$47,285

Capital expenditures
Americas	$19,842	$29,240	$17,216
Europe	18,523	15,319	13,584
Total	$38,365	$44,559	$30,800

	As of
	January 31, 2013	January 31, 2012
		(As restated)
	(In thousands)
Identifiable assets:
Americas (1)	$2,004,295	$1,892,256
Europe	4,826,665	3,904,012
Total	$6,830,960	$5,796,268

Long-lived assets:
Americas	$30,492	$33,103
Europe	53,903	55,778
Total	$84,395	$88,881

Goodwill & acquisition-related intangible assets, net:
Americas	$2,966	$2,966
Europe (4)	409,534	149,927
Total	$412,500	$152,893

(1)
Net sales to unaffiliated customers in the United States represented 85%, 83% and 82%, respectively, of the total Americas' net sales to unaffiliated customers for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Total assets excluding goodwill, intangible assets and investments in subsidiaries in the United States represented 78% of the Americas total assets at both January 31, 2013 and 2012.

(2)
During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of the operations in Brazil and Colombia (see further discussion in Note 7 - Loss on Disposal of Subsidiaries).

(3)
Operating income in Europe for the fiscal year ended January 31, 2013 includes a value added tax assessment of $29.5 million in relation to an assessment and penalties for various value added tax matters in one of the Company’s subsidiaries in Spain (see further discussion in Note 14 - Commitments and Contingencies).

(4)	During fiscal 2013, the Company completed the acquisition of SDG (see further discussion in Note 5 - Goodwill and Intangible Assets and Note 6 - Acquisitions).

NOTE 16 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

As discussed in greater detail in Note 2 - Restatement of Consolidated Financial Statements, the Company determined that it needed to restate its previously issued consolidated financial information for the quarterly periods ended April 30, 2012, July 31, 2012, October 31, 2012 and each of the quarterly periods in the fiscal year ended January 31, 2012 and the unaudited financial results for the quarterly period ended January 31, 2013 previously announced and filed in a Current Report on Form 8-K on March 4, 2013. The following tables summarize the effects of the restatement, a subsequent event unrelated to the restatement as discussed further in Note 14 - Commitments and Contingencies, and presentation reclassifications on our previously issued unaudited condensed consolidated financial statements:

	Quarter ended
AS RESTATED	April 30	July 31	October 31	January 31 (1)(2)(3)
	(In thousands, except per share amounts)
Fiscal year 2013:
Net sales	$5,910,063	$5,968,419	$6,037,475	$7,442,372
Gross profit	323,408	302,593	306,079	370,974
Operating income	82,458	60,311	63,595	57,356
Consolidated net income	56,012	38,527	44,060	44,441
Net income attributable to shareholders of Tech Data Corporation	$54,178	$34,699	$42,937	$44,441
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.32	$0.89	$1.14	$1.18
Diluted	$1.30	$0.89	$1.13	$1.17

	Quarter ended
AS RESTATED	April 30	July 31	October 31	January 31 (4)
	(In thousands, except per share amounts)
Fiscal year 2012:
Net sales	$6,154,033	$6,214,304	$6,404,585	$6,874,391
Gross profit	337,315	336,085	337,778	366,263
Operating income	77,552	73,138	83,252	70,604
Consolidated net income	51,585	46,995	53,506	49,116
Net income attributable to shareholders of Tech Data Corporation	$51,566	$45,346	$49,862	$43,976
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.10	$1.01	$1.18	$1.07
Diluted	$1.09	$0.99	$1.17	$1.05

(1)
Amounts presented for the fourth quarter of fiscal 2013 are not restated, however the amounts presented herein include adjustments to previously reported amounts furnished in a Current Report on Form 8-K filed on March 4, 2013.

(2)
During the fourth quarter of fiscal 2013, the Company recorded a $41.0 million increase in an accrual for various value added tax matters in one of the Company’s subsidiaries in Spain, which decreased earnings per diluted share by $0.89 for the quarter ended January 31, 2013 (see Note 14 - Commitments and Contingencies for further discussion).

(3)
During the fourth quarter of fiscal 2013, the Company recorded an income tax benefit of $25.1 million for the reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe which had been recorded in prior fiscal years, which increased earnings per diluted share by $0.66 for the quarter ended January 31, 2013 (see further discussion in Note 9 - Income Taxes).

(4)
During the fourth quarter of fiscal 2012, the Company recorded a $28.3 million loss on disposal of subsidiaries related to the closure of the commercial operations in Brazil and Colombia, which decreased earnings per diluted share by $0.46 for the quarter ended January 31, 2012 (see also Note 7 - Loss on Disposal of Subsidiaries).

Consolidated Statement of Income

	Quarter ended
AS RESTATED	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2013:
Net sales	$5,910,063	$5,968,419	$6,037,475	$7,442,372
Cost of products sold	5,586,655	5,665,826	5,731,396	7,071,398
Gross profit	323,408	302,593	306,079	370,974
Operating expenses:
Selling, general and administrative expense	240,950	242,282	242,484	284,156
Value added tax assessment	0	0	0	29,462
	240,950	242,282	242,484	313,618
Operating income	82,458	60,311	63,595	57,356
Interest expense	3,069	3,422	4,359	19,276
Other expense, net	235	1,812	1,070	1,011
Income before income taxes	79,154	55,077	58,166	37,069
Provision for income taxes	23,142	16,550	14,106	(7,372)
Consolidated net income	56,012	38,527	44,060	44,441
Net income attributable to noncontrolling interest	(1,834)	(3,828)	(1,123)	0
Net income attributable to shareholders of Tech Data Corporation	$54,178	$34,699	$42,937	$44,441
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.32	$0.89	$1.14	$1.18
Diluted	$1.30	$0.89	$1.13	$1.17

	Quarter ended
AS REPORTED	April 30	July 31	October 31	January 31 (1)
	(In thousands, except per share amounts)
Fiscal year 2013:
Net sales	$5,895,561	$5,961,500	$6,040,556	$7,463,400
Cost of products sold	5,575,344	5,660,256	5,732,295	7,083,520
Gross profit	320,217	301,244	308,261	379,880
Operating expenses:
Selling, general and administrative expense	239,324	241,988	238,715	286,350
Value added tax assessment	0	0	0	0
	239,324	241,988	238,715	286,350
Operating income	80,893	59,256	69,546	93,530
Interest expense	3,069	3,422	4,359	7,691
Other expense, net	1,344	1,178	2,044	2,503
Income before income taxes	76,480	54,656	63,143	83,336
Provision for income taxes	22,954	16,370	16,122	794
Consolidated net income	53,526	38,286	47,021	82,542
Net income attributable to noncontrolling interest	(1,834)	(3,828)	(1,123)	0
Net income attributable to shareholders of Tech Data Corporation	$51,692	$34,458	$45,898	$82,542
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.26	$0.89	$1.22	$2.18
Diluted	$1.24	$0.88	$1.21	$2.17

	Quarter ended
ADJUSTMENTS (2)	April 30	July 31	October 31	January 31 (3)
	(In thousands, except per share amounts)
Fiscal year 2013:
Net sales	$14,502	$6,919	$(3,081)	$(21,028)
Cost of products sold	11,311	5,570	(899)	(12,122)
Gross profit	3,191	1,349	(2,182)	(8,906)
Operating expenses:
Selling, general and administrative expense	1,626	294	3,769	(2,194)
Value added tax assessment	0	0	0	29,462
	1,626	294	3,769	27,268
Operating income	1,565	1,055	(5,951)	(36,174)
Interest expense	0	0	0	11,585
Other expense, net	(1,109)	634	(974)	(1,492)
Income before income taxes	2,674	421	(4,977)	(46,267)
Provision for income taxes	188	180	(2,016)	(8,166)
Consolidated net income	2,486	241	(2,961)	(38,101)
Net income attributable to noncontrolling interest	0	0	0	0
Net income attributable to shareholders of Tech Data Corporation	$2,486	$241	$(2,961)	$(38,101)
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.06	$0.00	$(0.08)	$(1.00)
Diluted	$0.06	$0.01	$(0.08)	$(1.00)

(1)	As previously reported in Current Report on Form 8-K filed on March 4, 2013.

(2)	The adjustments are to correct errors previously discussed in Note 2 - Restatement of Consolidated Financial Statements.

(3)	Adjustments to previously reported amounts in Current Report on Form 8-K filed March 4, 2013 (see Note 2 - Restatement of Consolidated Financial Statements).

	Quarter ended
AS RESTATED	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2012:
Net sales	$6,154,033	$6,214,304	$6,404,585	$6,874,391
Cost of products sold	5,816,718	5,878,219	6,066,807	6,508,128
Gross profit	337,315	336,085	337,778	366,263
Operating expenses:
Selling, general and administrative expense	259,763	262,947	254,526	267,365
Loss on disposal of subsidiaries	0	0	0	28,294
	259,763	262,947	254,526	295,659
Operating income	77,552	73,138	83,252	70,604
Interest expense	8,675	8,089	8,378	6,235
Other expense (income), net	(1,298)	958	1,868	(670)
Income before income taxes	70,175	64,091	73,006	65,039
Provision for income taxes	18,590	17,096	19,500	15,923
Consolidated net income	51,585	46,995	53,506	49,116
Net income attributable to noncontrolling interest	(19)	(1,649)	(3,644)	(5,140)
Net income attributable to shareholders of Tech Data Corporation	$51,566	$45,346	$49,862	$43,976
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.10	$1.01	$1.18	$1.07
Diluted	$1.09	$0.99	$1.17	$1.05

	Quarter ended
AS REPORTED	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2012:
Net sales	$6,332,128	$6,449,461	$6,593,983	$7,112,552
Cost of products sold	5,998,666	6,108,623	6,249,236	6,737,608
Gross profit	333,462	340,838	344,747	374,944
Operating expenses:
Selling, general and administrative expense	257,779	262,063	255,178	262,819
Loss on disposal of subsidiaries	0	0	0	28,294
	257,779	262,063	255,178	291,113
Operating income	75,683	78,775	89,569	83,831
Interest expense	8,641	8,089	8,378	6,235
Other expense (income), net	666	(212)	428	311
Income before income taxes	66,376	70,898	80,763	77,285
Provision for income taxes	17,656	19,142	23,600	18,076
Consolidated net income	48,720	51,756	57,163	59,209
Net income attributable to noncontrolling interest	(19)	(1,649)	(3,644)	(5,140)
Net income attributable to shareholders of Tech Data Corporation	$48,701	$50,107	$53,519	$54,069
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.04	$1.11	$1.27	$1.31
Diluted	$1.03	$1.10	$1.26	$1.29

	Quarter ended
ADJUSTMENTS (1)	April 30	July 31	October 31	January 31
	(In thousands, except per share amounts)
Fiscal year 2012:
Net sales	$(178,095)	$(235,157)	$(189,398)	$(238,161)
Cost of products sold	(181,948)	(230,404)	(182,429)	(229,480)
Gross profit	3,853	(4,753)	(6,969)	(8,681)
Operating expenses:
Selling, general and administrative expense	1,984	884	(652)	4,546
Loss on disposal of subsidiaries	0	0	0	0
	1,984	884	(652)	4,546
Operating income	1,869	(5,637)	(6,317)	(13,227)
Interest expense	34	0	0	0
Other expense (income), net	(1,964)	1,170	1,440	(981)
Income before income taxes	3,799	(6,807)	(7,757)	(12,246)
Provision for income taxes	934	(2,046)	(4,100)	(2,153)
Consolidated net income	2,865	(4,761)	(3,657)	(10,093)
Net income attributable to noncontrolling interest	0	0	0	0
Net income attributable to shareholders of Tech Data Corporation	$2,865	$(4,761)	$(3,657)	$(10,093)
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.06	$(0.10)	$(0.09)	$(0.24)
Diluted	$0.06	$(0.11)	$(0.09)	$(0.24)

(1)	The adjustments are to correct errors previously discussed in Note 2 - Restatement of Consolidated Financial Statements.

Consolidated Balance Sheet
	As of
AS RESTATED	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2013:
Current assets:
Cash and cash equivalents	$409,529	$235,402	$473,386	$340,564
Accounts receivable	2,595,886	2,574,108	2,729,523	3,215,920
Inventories	2,067,543	1,946,033	2,100,482	2,254,510
Prepaid expenses and other assets	180,364	191,358	199,963	334,431
Total current assets	5,253,322	4,946,901	5,503,354	6,145,425
Property and equipment, net	89,093	82,770	83,373	84,395
Other assets, net	317,882	299,599	309,730	601,140
Total assets	$5,660,297	$5,329,270	$5,896,457	$6,830,960

Current liabilities:
Accounts payable	$2,998,673	$2,924,397	$3,123,351	$3,657,251
Accrued expenses and other liabilities	471,216	429,744	458,493	620,167
Revolving credit loans and current maturities of long-term debt, net	30,933	37,912	65,848	167,522
Total current liabilities	3,500,822	3,392,053	3,647,692	4,444,940
Long-term debt, less current maturities	57,816	53,659	354,267	354,458
Other long-term liabilities	82,078	80,531	80,911	113,193
Total liabilities	3,640,716	3,526,243	4,082,870	4,912,591

Shareholders’ equity:
Common stock	89	89	89	89
Additional paid-in capital	754,300	756,008	673,489	680,715
Treasury stock, at cost	(766,558)	(907,777)	(907,533)	(905,900)
Retained earnings	1,691,281	1,725,980	1,768,917	1,813,358
Accumulated other comprehensive income	309,960	200,887	278,625	330,107
Equity attributable to shareholders of Tech Data Corporation	1,989,072	1,775,187	1,813,587	1,918,369
Noncontrolling interest	30,509	27,840	0	0
Total equity	2,019,581	1,803,027	1,813,587	1,918,369
Total liabilities and equity	$5,660,297	$5,329,270	$5,896,457	$6,830,960

	As of
AS REPORTED	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2013:
Current assets:
Cash and cash equivalents	$447,038	$277,633	$515,788	$392,132
Accounts receivable	2,656,030	2,622,811	2,781,490	3,262,751
Inventories	1,949,279	1,819,233	2,025,424	2,132,760
Prepaid expenses and other assets	184,928	199,185	206,095	343,425
Total current assets	5,237,275	4,918,862	5,528,797	6,131,068
Property and equipment, net	88,246	81,953	83,049	84,220
Other assets, net	318,662	300,248	310,471	590,965
Total assets	$5,644,183	$5,301,063	$5,922,317	$6,806,253

Current liabilities:
Accounts payable	$2,952,182	$2,862,684	$3,111,391	$3,603,038
Accrued expenses and other liabilities	483,060	444,899	469,171	588,766
Revolving credit loans and current maturities of long-term debt, net	30,933	37,913	65,848	164,341
Total current liabilities	3,466,175	3,345,496	3,646,410	4,356,145
Long-term debt, less current maturities	57,816	53,659	354,267	354,458
Other long-term liabilities	82,414	80,862	86,780	118,020
Total liabilities	3,606,405	3,480,017	4,087,457	4,828,623

Shareholders’ equity:
Common stock	89	89	89	89
Additional paid-in capital	750,878	752,763	670,346	677,682
Treasury stock, at cost	(766,558)	(907,777)	(907,533)	(905,900)
Retained earnings	1,711,459	1,745,917	1,791,815	1,874,357
Accumulated other comprehensive income	311,401	202,214	280,143	331,402
Equity attributable to shareholders of Tech Data Corporation	2,007,269	1,793,206	1,834,860	1,977,630
Noncontrolling interest	30,509	27,840	0	0
Total equity	2,037,778	1,821,046	1,834,860	1,977,630
Total liabilities and equity	$5,644,183	$5,301,063	$5,922,317	$6,806,253

	As of
ADJUSTMENTS (1)	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2013:
Current assets:
Cash and cash equivalents	$(37,509)	$(42,231)	$(42,402)	$(51,568)
Accounts receivable	(60,144)	(48,703)	(51,967)	(46,831)
Inventories	118,264	126,800	75,058	121,750
Prepaid expenses and other assets	(4,564)	(7,827)	(6,132)	(8,994)
Total current assets	16,047	28,039	(25,443)	14,357
Property and equipment, net	847	817	324	175
Other assets, net	(780)	(649)	(741)	10,175
Total assets	$16,114	$28,207	$(25,860)	$24,707

Current liabilities:
Accounts payable	$46,491	$61,713	$11,960	$54,213
Accrued expenses and other liabilities	(11,844)	(15,155)	(10,678)	31,401
Revolving credit loans and current maturities of long-term debt, net	0	(1)	0	3,181
Total current liabilities	34,647	46,557	1,282	88,795
Long-term debt, less current maturities	0	0	0	0
Other long-term liabilities	(336)	(331)	(5,869)	(4,827)
Total liabilities	34,311	46,226	(4,587)	83,968

Shareholders’ equity:
Common stock	0	0	0	0
Additional paid-in capital	3,422	3,245	3,143	3,033
Treasury stock, at cost	0	0	0	0
Retained earnings	(20,178)	(19,937)	(22,898)	(60,999)
Accumulated other comprehensive income	(1,441)	(1,327)	(1,518)	(1,295)
Equity attributable to shareholders of Tech Data Corporation	(18,197)	(18,019)	(21,273)	(59,261)
Noncontrolling interest	0	0	0	0
Total equity	(18,197)	(18,019)	(21,273)	(59,261)
Total liabilities and equity	$16,114	$28,207	$(25,860)	$24,707

(1)	The adjustments are to correct errors previously discussed in Note 2 - Restatement of Consolidated Financial Statements.

	As of
AS RESTATED	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2012:
Current assets:
Cash and cash equivalents	$652,315	$791,557	$796,895	$486,262
Accounts receivable	2,863,654	2,750,223	2,863,609	2,778,641
Inventories	2,439,798	2,085,967	2,098,746	1,932,289
Prepaid expenses and other assets	206,074	192,681	207,351	197,308
Total current assets	6,161,841	5,820,428	5,966,601	5,394,500
Property and equipment, net	96,045	91,330	88,178	88,881
Other assets, net	293,053	287,816	317,443	312,887
Total assets	$6,550,939	$6,199,574	$6,372,222	$5,796,268

Current liabilities:
Accounts payable	$3,179,558	$3,005,199	$3,279,802	$3,091,611
Accrued expenses and other liabilities	528,053	494,456	508,790	533,835
Revolving credit loans and current maturities of long-term debt, net	418,444	424,320	411,909	48,490
Total current liabilities	4,126,055	3,923,975	4,200,501	3,673,936
Long-term debt, less current maturities	64,889	62,810	61,223	57,253
Other long-term liabilities	67,847	63,796	76,809	82,950
Total liabilities	4,258,791	4,050,581	4,338,533	3,814,139

Shareholders’ equity:
Common stock	89	89	89	89
Additional paid-in capital	764,574	765,055	767,933	773,087
Treasury stock, at cost	(486,330)	(632,154)	(728,600)	(739,614)
Retained earnings	1,497,919	1,543,265	1,593,127	1,637,103
Accumulated other comprehensive income	489,962	445,928	371,476	283,139
Equity attributable to shareholders of Tech Data Corporation	2,266,214	2,122,183	2,004,025	1,953,804
Noncontrolling interest	25,934	26,810	29,664	28,325
Total equity	2,292,148	2,148,993	2,033,689	1,982,129
Total liabilities and equity	$6,550,939	$6,199,574	$6,372,222	$5,796,268

	As of
AS REPORTED	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2012:
Current assets:
Cash and cash equivalents	$807,554	$905,138	$899,666	$505,178
Accounts receivable	2,916,549	2,833,724	2,928,041	2,871,243
Inventories	2,271,537	1,878,911	1,961,299	1,802,976
Prepaid expenses and other assets	210,514	198,006	213,952	202,505
Total current assets	6,206,154	5,815,779	6,002,958	5,381,902
Property and equipment, net	95,955	91,242	88,092	88,595
Other assets, net	295,378	290,045	319,583	314,921
Total assets	$6,597,487	$6,197,066	$6,410,633	$5,785,418

Current liabilities:
Accounts payable	$3,211,201	$2,985,230	$3,295,867	$3,042,809
Accrued expenses and other liabilities	539,169	503,413	520,751	551,280
Revolving credit loans and current maturities of long-term debt, net	418,444	424,320	411,909	48,490
Total current liabilities	4,168,814	3,912,963	4,228,527	3,642,579
Long-term debt, less current maturities	64,889	62,810	61,223	57,253
Other long-term liabilities	69,368	65,315	76,864	83,438
Total liabilities	4,303,071	4,041,088	4,366,614	3,783,270

Shareholders’ equity:
Common stock	89	89	89	89
Additional paid-in capital	762,873	763,025	765,525	769,826
Treasury stock, at cost	(486,330)	(632,154)	(728,600)	(739,614)
Retained earnings	1,502,072	1,552,179	1,605,698	1,659,767
Accumulated other comprehensive income	489,778	446,029	371,643	283,755
Equity attributable to shareholders of Tech Data Corporation	2,268,482	2,129,168	2,014,355	1,973,823
Noncontrolling interest	25,934	26,810	29,664	28,325
Total equity	2,294,416	2,155,978	2,044,019	2,002,148
Total liabilities and equity	$6,597,487	$6,197,066	$6,410,633	$5,785,418

	As of
ADJUSTMENTS (1)	April 30	July 31	October 31	January 31
	(In thousands)
Fiscal year 2012:
Current assets:
Cash and cash equivalents	$(155,239)	$(113,581)	$(102,771)	$(18,916)
Accounts receivable	(52,895)	(83,501)	(64,432)	(92,602)
Inventories	168,261	207,056	137,447	129,313
Prepaid expenses and other assets	(4,440)	(5,325)	(6,601)	(5,197)
Total current assets	(44,313)	4,649	(36,357)	12,598
Property and equipment, net	90	88	86	286
Other assets, net	(2,325)	(2,229)	(2,140)	(2,034)
Total assets	$(46,548)	$2,508	$(38,411)	$10,850

Current liabilities:
Accounts payable	$(31,643)	$19,969	$(16,065)	$48,802
Accrued expenses and other liabilities	(11,116)	(8,957)	(11,961)	(17,445)
Revolving credit loans and current maturities of long-term debt, net	0	0	0	0
Total current liabilities	(42,759)	11,012	(28,026)	31,357
Long-term debt, less current maturities	0	0	0	0
Other long-term liabilities	(1,521)	(1,519)	(55)	(488)
Total liabilities	(44,280)	9,493	(28,081)	30,869

Shareholders’ equity:
Common stock	0	0	0	0
Additional paid-in capital	1,701	2,030	2,408	3,261
Treasury stock, at cost	0	0	0	0
Retained earnings	(4,153)	(8,914)	(12,571)	(22,664)
Accumulated other comprehensive income	184	(101)	(167)	(616)
Equity attributable to shareholders of Tech Data Corporation	(2,268)	(6,985)	(10,330)	(20,019)
Noncontrolling interest	0	0	0	0
Total equity	(2,268)	(6,985)	(10,330)	(20,019)
Total liabilities and equity	$(46,548)	$2,508	$(38,411)	$10,850

(1)	The adjustments are to correct errors previously discussed in Note 2 - Restatement of Consolidated Financial Statements.

NOTE 17 — SUBSEQUENT EVENTS
Contingencies
During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding an assessment for various VAT matters pertaining to periods prior to fiscal 2004. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result of this subsequent event, which is unrelated to the restatement discussed in Note 2 - Restatement of Consolidated Financial Statements, the Company has increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed (see further discussion in Note 14 - Commitments and Contingencies).

The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the third quarter of fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $22.9 million, net of all attorney fees and expenses. During the fourth quarter of fiscal 2014, the Company reached a settlement agreement with an additional manufacturer in the amount of approximately $12.5 million, net of estimated attorney fees and expenses. As each of these settlement agreements represents a subsequent event in relation to a gain contingency, the amounts will be recorded as a reduction of expenses in fiscal 2014.
Restatement Related Expenses
In connection with the matters described in Note 2 - Restatement of Consolidated Financial Statements, the Company estimates that costs associated with the restatement efforts will be approximately $50 million to $60 million in fiscal 2014.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2013. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below in "Management's Report on Internal Control Over Financial Reporting," the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of such date.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses described below.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("US GAAP").
Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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
As previously disclosed in this Annual Report on Form 10-K, on November 1, 2012, the Company acquired all of the outstanding shares of Specialist Distribution Group (SDG) Limited, ETC Metrologie SARL, Best’Ware France SA, ETC Africa SAS and SDG BV (collectively “SDG”), which was the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom. We have excluded SDG from management's report on internal control over financial reporting as of January 31, 2013. SDG represents approximately 13% of the Company's total consolidated assets at January 31, 2013, and net sales generated by SDG subsequent to the acquisition date represent approximately 2.4% of the Company's consolidated net sales for the fiscal year ended January 31, 2013.
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework). Based on our assessment and due to the material weaknesses discussed below, we have concluded that, as of January 31, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified the following material weaknesses:

Inadequate control environment in a United Kingdom (“UK”) subsidiary and two other European subsidiaries

We did not maintain an effective control environment in our primary operating subsidiary in the UK and two other European subsidiaries, which collectively comprise approximately 13% of our worldwide consolidated revenue during the year ended January 31, 2013. This inadequate control environment failed to prevent the circumvention of internal controls by local personnel within these subsidiaries.
Within each of these subsidiaries, controls over manual journal entries were circumvented by local personnel and key balance sheet account reconciliation controls normally in place to detect such errors were overridden. The circumvention of these controls affected virtually all accounts in the restated Consolidated Balance Sheet discussed in Note 2 of Notes to Consolidated Financial Statements. In two of these subsidiaries, a significant portion of the restatement adjustments correct errors related to vendor accounting. In one of these subsidiaries, the majority of the restatement adjustments correct errors related to the improper deferral of net foreign currency exchange losses. Additionally, the absence of controls to detect improper hedging transactions contributed to the misstatement of the financial statements.
In addition, in the UK subsidiary, the inadequate control environment was exacerbated by insufficient understanding and training concerning the Company’s financial accounting systems. This lack of understanding created inefficiencies in the UK finance organization which resulted in certain internal controls not being performed effectively.

Inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America

We lacked effective procedures in Europe for ensuring review, approval, documentation and record retention related to manual journal entries. We also had a similar weakness in two subsidiaries in Latin America representing approximately 1% of our consolidated net sales in fiscal 2013.
As a result of this control deficiency, we failed to detect on a timely basis the improper manual journal entries in the three subsidiaries referred to above that represent the most significant portion of the errors corrected by the restatement.

Inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting

We lacked effective account reconciliation procedures in Europe over certain aspects of vendor accounting. As a result of this control deficiency, we failed to detect errors within the three subsidiaries referred to above along with similar errors in other European subsidiaries primarily related to the improper timing of recognition in the income statement of certain vendor incentives, product discounts/price variances, promotions and other vendor credits.

Inadequate anti-fraud program controls and monitoring

We did not maintain effective controls to prevent or detect the circumvention or override of controls that occurred in certain European subsidiaries. Specifically, the monitoring controls, including internal audit and review of the effectiveness of key balance sheet reconciliations, were not sufficient to prevent or detect the circumvention of internal control over financial reporting. In addition, there was a lack of awareness or willingness of some staff with knowledge of the improper accounting in the three subsidiaries referred to above to contact the Company’s independent hotline or to take other actions that could have helped identify the errors on a more timely basis.
As a result of this control deficiency, we failed to detect on a timely basis the improper manual journal entries, including those in the three subsidiaries referred to above that represent the most significant portion of the errors corrected by the restatement.
The effectiveness of internal control over financial reporting as of January 31, 2013, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company's consolidated financial statements, as stated in their report included herein.

Remedial actions

The Company is evaluating or implementing various remedial actions to address the material weaknesses described above. These actions include the following:

•	Certain personnel responsible for accounting improprieties are no longer employed by the Company.

•
The Audit Committee, Board and executives have increased communication to all employees regarding the ethical values of the Company, requirement to comply with laws, the Code of Conduct and the Company's accounting policies.

•	The Company has engaged external experts to perform the internal audit function and to assist with the implementation of specific fraud detection procedures.

•
The accounting organization is adding resources to address standardization, training and competencies related to the use of accounting systems and to enhance all accounting personnel's understanding of accounting policy.

•	The Company is implementing changes to its compensation programs to better motivate accurate financial reporting and compliance.

•
The Company is implementing changes in various processes, including: tools to document, support and review manual journal entries; new financial statement review and audit programs; and centralization of various control and finance processes.

•	The Company is in the process of evaluating potential enhancements to the accounting and enterprise computer systems to improve systematic controls and account reconciliation processes.

•	The Company is in the process of evaluating its organizational structure, and roles and responsibilities to enhance controls and compliance.

•	The Company has appointed a Chief Ethics and Compliance Officer and intends to evaluate additional enhancements to its compliance structure and organization.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified certain material weaknesses in controls relating to an inadequate control environment in a United Kingdom subsidiary and two other European subsidiaries, inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America, inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting and inadequate anti-fraud program controls and monitoring. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2013 and 2012 (restated), and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years ended January 31, 2013, January 31, 2012 (restated) and January 31, 2011 (restated). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated February 5, 2014, which expressed an unqualified opinion on those financial statements.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Specialist Distribution Group (SDG) Limited, ETC Metrologie SARL, Best’Ware France SA, ETC Africa SAS and SDG BV (collectively “SDG”), which is included in the 2013 consolidated financial statements of Tech Data Corporation and subsidiaries and constituted approximately 13% and 19% of total and net assets, respectively, as of January 31, 2013 and approximately 2.4% and 0% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Tech Data Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of SDG.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Tech Data Corporation and subsidiaries has not maintained effective internal control over financial reporting as of January 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Tampa, Florida
February 5, 2014

ITEM 9B.	Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Directors
The names, ages, terms, positions, offices held and business experience as of January 27, 2014, are set forth below.

Name	Age	Title	Term Expires *	Director Since

Steven A. Raymund	58	Chairman	2015	1986
Robert M. Dutkowsky	59	Chief Executive Officer, Director	2014	2006
Jeffery P. Howells	56	Executive Vice President and Chief Financial Officer, Director	2014	1998
Charles E. Adair (2)(3)	66	Director	2013	1995
Harry J. Harczak, Jr. (2)(3)	57	Director	2013	2008
Kathleen Misunas (1)(3)	63	Director	2015	2000
Thomas I. Morgan (1)(3)	60	Director	2015	2007
Patrick G. Sayer (2)(3)	56	Director	2013	2012
Savio W. Tung (2)(3)	62	Director	2014	2010
David M. Upton (1)(3)	54	Director	2014	1997

(*)
The terms of each of Mr. Adair, Mr. Harczak, and Mr. Sayer were to expire at our 2013 Annual Meeting. We typically hold our annual meeting in June, however, as a result of the delay in the filing of this Annual Report on Form 10-K, the 2013 Annual Meeting will not be held. The terms of Mr. Adair, Mr. Harczak, and Mr. Sayer will expire at the next annual meeting of shareholders.

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Governance and Nominating Committee

Steven A. Raymund has served as a Director since 1986 and as Chairman of the Board since 1991. Mr. Raymund has been employed by the Company since 1981. He served as CEO from 1986 through September 2006. Mr. Raymund is a director of Jabil, Inc., where he is Chair of the Audit Committee and has served since 1996, and of WESCO International, Inc., where he serves on the Audit and Executive Committees and has served since 2006. Mr. Raymund also served as a director of PopCap Games, Inc. from 2010 to 2011 where he served on the Audit and Compensation Committees. He has a B.S. degree in Economics from the University of Oregon and a Master’s degree from the Georgetown University School of Foreign Service.

Mr. Raymund is well qualified to serve as a member of the Company’s Board. He was the Company’s long-standing CEO who presided over the Company’s growth from 1985 to 2006. In addition, Mr. Raymund has substantial experience, knowledge, and relationships within the IT distribution channel that allow him to provide value related to finance, management, supplier and customer relationships, operations, and risk.
Robert M. Dutkowsky, Chief Executive Officer, has served as a Director since 2006. He joined Tech Data at that time as CEO. His career began with IBM where, during his 20-year tenure, he served in several senior management positions including Vice President, Distribution - IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky served as President, CEO, and Chairman of the Board of Egenera, Inc. (a software and virtualization technology company), from 2004 until 2006, and served as President, CEO, and Chairman of the Board of J.D. Edwards & Co., Inc. (a software company) from 2002 until 2004. He was President, CEO, and Chairman of the Board of GenRad, Inc. from 2000 until 2002. Starting in 1997, Mr. Dutkowsky was Executive Vice President, Markets and Channels, at EMC Corporation before being promoted to President, Data General, in 1999. Mr. Dutkowsky has served on the Board of Directors of Sepaton, Inc., since 2004, and on the Board of Directors of ADT Corporation since 2012, where he also serves on its Compensation Committee. Mr. Dutkowsky holds a B.S. degree in Industrial and Labor Relations from Cornell University.

Mr. Dutkowsky is well qualified to serve as a member of the Company’s Board. The experiences and skills he developed as a senior executive at one of the leading technology companies in the world, and as the president and CEO of other technology and software businesses allow him to provide value related to finance, management, operations, and risk. In addition, as CEO, Mr. Dutkowsky’s direct participation in the Board is essential to the effective implementation of corporate strategy and the Board’s directions.
Jeffery P. Howells, Executive Vice President and Chief Financial Officer, has served as a Director since 1998. Mr. Howells has been the Chief Financial Officer of the Company since 1992, joining the Company in 1991 as Vice President of Finance. In 1993, he became Senior Vice President and Chief Financial Officer and in 1997 was promoted to Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Howells was employed by Price Waterhouse for 11 years. Mr. Howells is a Certified Public Accountant and holds a B.B.A. degree in Accounting from Stetson University.

Mr. Howells is well qualified to serve as a member of the Company’s Board. His experience as an accountant at a national accounting firm for over a decade, and his over 20 years of service to the Company as CFO, allow him to provide the Board direct insight on finance, management, operations, and risk and to implement effectively corporate strategy and the Board’s directions.

Charles E. Adair has served as a Director since 1995. Mr. Adair has been a partner of Cordova Ventures and Kowaliga Capital, Inc. (venture capital fund management companies) since 1993, where he serves as manager of venture capital funds. Mr. Adair was associated with Durr-Fillauer Medical, Inc. where he served in various capacities including President and Chief Operating Officer from 1981 to 1992. Mr. Adair currently serves on the Board of Directors of Torchmark Corporation, where he has served since 2003 and is currently the Lead Director and a member of the Compensation Committee. Mr. Adair also served on the Board of Directors of PSS World Medical, Inc. (“PSS”), most recently as Chair of the Audit Committee and Executive Committee, from 2002 through February 2013, when PSS was acquired by McKesson Corp. Mr. Adair is a Certified Public Accountant (inactive) and holds a B.S. degree in Accounting from the University of Alabama.

Mr. Adair is well qualified to serve as a member of the Company’s Board. He is a financial expert whose accounting background and long service in board, executive and financial roles in the pharmaceutical distribution industry position him well to understand and provide value related to finance, management, operations, and risk.

Harry J. Harczak, Jr. has served as a Director since 2008. Mr. Harczak has been a Managing Director of Sawdust Investment Management (a private investment firm) since 2008. Mr. Harczak was an executive at CDW Corporation (a leading direct marketer of IT hardware and software products) from 1994 until 2007, serving his last five years as Executive Vice President and as an Executive Committee member. He was also CDW’s Chief Financial Officer for seven years. Prior to CDW, Mr. Harczak served as an audit partner of PricewaterhouseCoopers where he worked for 16 years serving public and private clients in the retail, distribution, and financial services community. Currently, Mr. Harczak serves on the Board of Directors of U.S. Cellular Corporation, where he is the designated financial expert of the Audit Committee and has served since 2003. He also serves on the boards of the Goodman Theater of Chicago and DePaul University. Mr. Harczak is a Certified Public Accountant (inactive) and holds a B.S. degree from DePaul University and a Master’s degree in Business Administration from the University of Chicago.

Mr. Harczak is well qualified to serve as a member of the Company’s Board. He was an audit partner at PricewaterhouseCoopers auditing public and private companies and the Chief Financial Officer and senior executive for one of the largest IT resellers in the Americas. He has substantial executive and financial experience within the IT distribution channel, which allow him to provide value related to finance, management, operations, and risk.

Kathleen Misunas has served as a Director since 2000. Ms. Misunas is Principal of Essential Ideas (a business advisory service), a company she founded in 2001. She was Chief Executive Officer of AirTreks, Inc. in 2001 and Chief Executive Officer and President of brandwise LLC in 1999 and 2000. Ms. Misunas was employed by Reed Elsevier PLC from 1996 to 1998, serving as Chief Executive Officer of Reed Travel Group in 1997 and 1998. Prior to this, Ms. Misunas was employed by AMR Corporation for 22 years, last serving as President and Chief Executive Officer of the SABRE Group (a division of AMR Corporation) and Chief Information Officer of American Airlines, Inc. Ms. Misunas also served on the Board of Directors of Canadian Tire Corporation until 2006. Ms. Misunas attended Moravian College and American University.

Ms. Misunas is well qualified to serve as a member of the Company’s Board. She has held executive management positions in global distribution and product automation businesses, including the roles of CEO, president, and chief information officer. Given the importance of the Company’s engagement with customers through various enterprise systems and e-commerce initiatives, Ms. Misunas’s experience and expertise in this area is of significant value to the Company. Additionally, her background in scaling businesses has provided human resource expertise, as well as compensation and benefits knowledge to the Company. These skills and experiences allow her to provide value related to management, operations, and risk.

Thomas I. Morgan has served as a Director since 2007. Mr. Morgan served as Chairman of the Board of Directors and Chief Executive Officer of Baker & Taylor, Inc. (a leading distributor of physical and digital books) from 2008 until January 2013, and continued to serve as the non-executive Chairman of the Board until January 2014. Mr. Morgan served as Chief Executive Officer and a member of the Board of Directors of Hughes Supply, Inc. from May 2003 until March 2006 when the company was purchased by The Home Depot, Inc. He joined Hughes Supply in 2001 as President and Chief Operating Officer. Prior to Hughes Supply, Mr. Morgan served as Chief Executive Officer of EnfoTrust Network from 2000 to 2001, Value America in 1999, and US Office Products from 1997 to 1999. Mr. Morgan began his career with Genuine Parts Company (“GPC”), where he held positions of increasing responsibility throughout the organization. He concluded his 22-year career with GPC in 1997, serving as Executive Vice President of S.P. Richards Co. (a wholly-owned subsidiary of GPC). In 2012, Mr. Morgan was appointed to the Board of Directors of Rayonier, Inc., a leading international forest products company. Mr. Morgan holds a B.S. degree in Business Administration from the University of Tennessee.

Mr. Morgan is well qualified to serve as a member of the Company’s Board. His experiences include holding CEO and other senior executive officer positions at distributors of various products, including IT products and physical and digital content and value added services. His leadership roles in different distribution markets allow him to provide value related to management, operations, and risk.

Patrick G. Sayer was appointed as a Director on November 27, 2012. Since 2002, Mr. Sayer has served as chief executive officer of Eurazeo, one of Europe's leading publicly-held investment companies with approximately 4 billion euros in assets. Previously, Mr. Sayer spent 20 years at Lazard, an international financial advisory and asset management firm, where he last served as managing director and head of Lazard's Technology and Media group. Mr. Sayer is vice-chairman of the Supervisory Board of Rexel SA, and a member of the Board of Directors of other Eurazeo portfolio companies, including Accor. He is also a judge at the Paris Court of Commerce. Mr. Sayer is a graduate of Ecole Polytechnique and Ecole des Mines de Paris. Mr. Sayer has a French Financial Analyst Degree and serves as a professor of finance at Dauphine University in Paris.

Mr. Sayer is well qualified to serve as a member of the Company’s Board. His extensive international business and finance experience allow Mr. Sayer to provide value related to finance and international operations, with a focus on European markets.

Savio W. Tung has served as a Director since 2010. Mr. Tung is one of the founding partners of Investcorp (a global investment firm), where he is currently the CEO, North America. Before joining Investcorp in 1984, he worked for Chase Manhattan Bank for 11 years, serving in its offices in New York, Bahrain, Abu Dhabi and London. He is currently an Independent Non-executive Director and a member of the Audit Committee, Risk Committee, and Strategy and Budget Committee of the Bank of China (Hong Kong) Limited. He is a Board Member and Treasurer of the Aaron Diamond AIDS Research Center, an affiliate of Rockefeller University and a Board Member of the Committee of 100. Mr. Tung holds a BSc in Chemical Engineering from Columbia University.

Mr. Tung is well qualified to serve as a member of the Company’s Board. His extensive international business and financial experience allow Mr. Tung to provide value related to finance, international operations, and capital markets.

David M. Upton has served as a Director since 1997. Since June 2009, Mr. Upton has been the American Standard Companies Professor of Operations Management at Oxford University. From 1989-2009, he was on the faculty of the Harvard Business School where he was the Albert J. Weatherhead III Professor of Business Administration. Mr. Upton holds a Master’s degree in Manufacturing Engineering from King’s College, Cambridge University and a Ph.D. in Industrial Engineering from Purdue University. He is a trustee and member of the Governing Body of Christ Church College, Oxford.

Mr. Upton is well qualified to serve as a member of the Company’s Board. He has done extensive research and work in the areas of strategic management, operations management, and information systems. Mr. Upton’s expertise provides value related to the Company’s logistics and information technology functions and programs.

Executive Officers
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of January 27, 2014. For information regarding Robert M. Dutkowsky, Chief Executive Officer and Director, and Jeffery P. Howells, Executive Vice President and Chief Financial Officer and Director, see "Directors" above.

Name	Age	Title
Robert M. Dutkowsky	59	Chief Executive Officer
Jeffery P. Howells	56	Executive Vice President and Chief Financial Officer
Néstor Cano	49	President, Europe
Joseph H. Quaglia	49	President, the Americas
John A. Tonnison	45	Executive Vice President and Chief Information Officer
Charles V. Dannewitz	58	Senior Vice President and Treasurer
Joseph B. Trepani	53	Senior Vice President and Corporate Controller
David R. Vetter	54	Senior Vice President and General Counsel and Secretary
Néstor Cano, President, Europe, joined Computer 2000 (and the Company via acquisition) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999 he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 he was promoted to President, the Americas. He was promoted to President, Worldwide Operations in August 2000 and was appointed to the position of President, Europe in June 2007. Mr. Cano holds a PDG (similar to an Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.
Joseph H. Quaglia, President, the Americas joined Tech Data in May 2006 as Vice President, East and Government Sales and assumed the responsibilities of Senior Vice President of U.S. Marketing in November 2007. In February 2012, Mr. Quaglia was appointed to the additional role of President, TDMobility and he was promoted to President, the Americas in November 2013. He is a 27-year IT industry veteran, including 10 years with CA Technologies. He has also held senior management positions with StorageNetworks Inc. and network software provider Atabok. Mr. Quaglia holds a B.S. in Computer Science from Indiana State University and an M.B.A. from Butler University.
John A. Tonnison, Executive Vice President and Chief Information Officer, joined the Company in March 2001 as Vice President, Worldwide E-Business and assumed the responsibilities of Senior Vice President of IT Americas in December 2006. In February 2010, he was promoted to Executive Vice President and Chief Information Officer. Prior to joining Tech Data, Mr. Tonnison held executive management positions in the U.S., United Kingdom and Germany with Computer 2000, Technology Solutions Network and Mancos Computers. Mr. Tonnison was educated in the United Kingdom and became a U.S. citizen in 2006.
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
David R. Vetter, Senior Vice President, General Counsel and Secretary, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. In March 2003, he was promoted to his current position of Senior Vice President, and effective July 2003, was appointed Secretary. Prior to joining the Company, he was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

Corporate Governance
Board of Directors
The Board oversees the Company’s management in their conduct of the business. The Board holds regularly scheduled meetings at least quarterly and otherwise as appropriate to consider corporate decisions requiring its attention and action. The Board has three standing committees: Audit Committee, Compensation Committee and Governance and Nominating Committee. Each of the committees meets regularly and has a written charter. The charters are available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor. The Board has made an affirmative determination that Charles E. Adair, Harry J. Harczak, Jr., Kathleen Misunas, Thomas I. Morgan, Patrick G. Sayer, Savio W. Tung, and David M. Upton are independent within the meaning of applicable law and the NASDAQ Stock Market (“NASDAQ”) listing requirements. During fiscal 2013, there were no relationships between any director and the Company that required review in connection with the Board’s independence determination. The Board had also determined that Maximilian Ardelt, who served through his retirement on May 30, 2012, was independent pursuant to the NASDAQ listing requirements. Each member of the Audit, Compensation and Governance and Nominating Committees is independent within the meaning of applicable law and the NASDAQ listing requirements.
The Board has adopted Corporate Governance Principles that are available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor. Additionally, the Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer, and controller), and employees, known as the Code of Conduct, which is available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor.
The Board held nine meetings during fiscal 2013. Each member of the Board attended more than 75% of the total number of meetings of the Board and all committees on which he or she served for the period during which that member served. All Directors were present at the 2012 Annual Meeting of Shareholders that was held on May 30, 2012. It is the policy of the Company for the Board members to attend the Annual Meeting, when possible in person, or by telephone or video conference.
Audit Committee
The Board has a standing Audit Committee. The Committee has a policy to pre-approve all services to be provided by the Company’s independent accounting firm and will not approve prohibited non-audit services. See further discussion of the Company’s policy under "Policy on Pre-Approval of Audit and Non-Audit Services of the Independent Accounting Firm".
The members of the Committee are Charles E. Adair (Chair), Harry J. Harczak, Jr., Patrick G. Sayer and Savio W. Tung. Mr. Ardelt served on the Audit Committee through his retirement on May 30, 2012. The Board has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). All members of the Committee are independent as defined by applicable law and the listing requirements of NASDAQ.
Executive Sessions
The Board holds an executive session at each quarterly Board meeting and may hold such sessions during special meetings. Executive sessions of the Board are attended only by the independent directors and such other attendees as they may request. The executive sessions of the Board are led by the lead independent director, currently Thomas I. Morgan. Topics covered during fiscal 2013 included long-term incentive programs, executive succession planning, board size and structure, director selection, CEO compensation, and merger and acquisition opportunities.
Section 16(a) Beneficial Ownership Reporting Compliance
During fiscal 2013, the executive officers and directors of the Company timely filed with the SEC reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on the written representation of its executive officers and directors and copies of the reports they have filed with the SEC in providing this information.

ITEM 11.	Executive Compensation.

Report of the Compensation Committee
The Compensation Committee (the “Committee”) has reviewed the Compensation Discussion and Analysis section and discussed that analysis with management. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the Company’s Fiscal 2013 10-K.
Compensation Committee:
Kathleen Misunas, Chair
Thomas I. Morgan
David M. Upton
The report of the Compensation Committee shall not be deemed to be filed with the SEC, except to the extent that the Company specifically incorporates this information by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.
Compensation Discussion and Analysis
In this section, we review the objectives and elements of the Company’s executive compensation program and discuss and analyze the fiscal 2013 compensation decisions for (i) our CEO, (ii) our CFO, and (iii) each of our three other most highly compensated executive officers (our Named Executive Officers or “NEOs”):

•	Robert M. Dutkowsky - Chief Executive Officer

•	Jeffery P. Howells - Executive Vice President and Chief Financial Officer

•	Néstor Cano - President, Europe

•	Murray N. Wright - President, the Americas

•	John A. Tonnison - Executive Vice President and Chief Information Officer
The Company’s fiscal year is from February 1 through January 31, and therefore this report covers the time period from February 1, 2012 through January 31, 2013. The NEOs for fiscal 2013 are the same as for fiscal 2012 except that Mr. Tonnison is an NEO for fiscal 2013 and Mr. Joseph B. Trepani is no longer an NEO. Mr. Wright resigned from the Company effective August 2, 2013.
Executive Summary
Fiscal 2013 was a dynamic and challenging year for the Company. Net sales, and net income attributable to the Company’s shareholders on a non-GAAP basis, decreased. Net sales for fiscal 2013 were $25.4 billion, a decrease of 1.1% from $25.6 billion for fiscal 2012. On a GAAP basis, net income attributable to the Company’s shareholders decreased to $176.3 million, or $4.50 per diluted share for fiscal 2013, from $190.8 million, or $4.30 per diluted share for fiscal 2012. On a non-GAAP basis, net income attributable to the Company’s shareholders also decreased. The results for fiscal 2013 include a net benefit of approximately $25.1 million, or $0.64 per diluted share, for the release of a deferred tax valuation allowance related to a European jurisdiction, a value added tax assessment and interest expense, net of tax, of $33.8 million, or $0.86 per diluted share, in relation to an assessment, penalties and interest for various VAT matters in one of the Company's subsidiaries in Spain, and acquisition-related intangible assets amortization expense, net of tax, of $12.6 million, or $0.32 per share. Excluding these items, non-GAAP net income attributable to the Company’s shareholders in fiscal 2013 was $197.5 million, or $5.04 per diluted share. Excluding the $19.2 million charge for the loss on disposal of subsidiaries, net of tax, and acquisition-related intangible assets amortization expense, net of tax, of $10.5 million, non-GAAP net income attributable to the Company’s shareholders for fiscal 2012 was $220.5 million, or $4.97 per share. The Company believes that its compensation philosophy and program play an important role in its ability to meet these challenges and to continue to deliver results to its shareholders. For a reconciliation between GAAP and non-GAAP net income attributable to the Company’s shareholders, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Quality leadership, long-term value, achievement of financial results versus plan, and responsible cost management provide the core of our executive compensation program and philosophy. Even though our industry, the stock market and the economy may fluctuate, we seek to reward effective leadership in a consistent manner with our strategy and the long-term financial success of the Company. The Company’s executive compensation program is designed to attract and retain quality leaders. We recognize that a sound compensation program is one of the basic elements enabling us to recruit and retain strong leadership and that having the right leadership in an effective organization structure can directly and significantly enhance shareholder value. Our executive compensation program also reinforces our historic commitment to keeping firm control of our costs. Although we are a Fortune 200 company based on our sales, we generate very narrow profit margins. We closely monitor our selling, general, and administrative expenses, which includes compensation expense. In the challenging environment in which we operate, executive compensation must be reasonable and controlled with a target near the median market rate for executive compensation in our peer group.
Our compensation program comprises three fundamental elements that correspond to the various aspects of an executive’s responsibilities: (1) base salary for day-to-day responsibilities, (2) an annual cash incentive bonus (“bonus”) opportunity for short-term returns directly linked to specified Company and regional performance measures, and (3) equity awards for aligning the executive’s focus with shareholder value creation and the longer-term performance of the Company. In this section, we use the term “targeted total cash compensation” to refer to base salary plus bonus (at a presumed target 100% payout) and we use the term “targeted total direct compensation” to refer to targeted total cash compensation plus equity awards.
Pay-for-performance is reflected in our selection of the performance measures for annual bonus awards and in our consistent use of those performance measures. Since fiscal 2009, the Company has used the following performance measures for our NEO annual bonuses: earnings per share (“EPS”), return on invested capital (“ROIC”, previously referred to as return on capital employed or “ROCE”), and regional profitability (operating income for the Americas and contribution margin for Europe) measured in dollars or euros and as a percentage of sales. We believe that these measures best drive performance and deliver shareholder value. Although the Committee periodically analyzes the appropriateness of the performance measures on which bonuses depend, it has concluded that consistently applying the same performance measures over defined timeframes fosters a culture in which the importance of these measures is appropriately valued, clearly understood and disseminated throughout the organization.
The Company’s shareholders have expressed overwhelming support for our executive compensation program. At the Company’s most recent Annual Meeting, held on May 30, 2012, approximately 35,979,000 votes were cast in favor of the non-binding proposal to approve the compensation paid to our NEOs for fiscal 2012 (the “Say-on-Pay Proposal”) and only 1,471,000 votes were cast against the proposal. In addition, ISS and Glass-Lewis both recommended that shareholders vote “FOR” the Company’s fiscal 2012 Say-On-Pay Proposal. The Company and the Committee have considered this strong shareholder support, and positive recommendations from ISS and Glass-Lewis, in continuing our NEO compensation program largely unchanged from fiscal 2012.
Following are key aspects of the Company’s fiscal 2013 NEO compensation and notable compensation decisions made following the end of our 2013 fiscal year:

•
Program continuity: The Company continued to implement the same overall compensation philosophy and program in fiscal 2013 that has driven success in recent years. Programs associated with base salaries, bonus as a percentage of base, and equity awards as a percentage of targeted total cash compensation all remained largely unchanged. Further, NEO bonuses were based on the same performance measures as in fiscal 2012 and there were no changes to NEO bonus acceleration or deceleration tables. Although there were some carefully tailored adjustments to specific compensation elements for particular NEOs, as discussed below, the Company’s fiscal 2013 NEO compensation program remained consistent with the fiscal 2012 program endorsed by our shareholders at the last Annual Meeting.

•
Modest salary increases. Each NEO other than Mr. Wright and Mr. Tonnison received a common merit increase (“CMI”) in base salary of between 2.5% and 3.5%. These changes were made to maintain alignment with our peer group median and remain competitive in the marketplace, and to recognize the contributions each executive made to our business during fiscal 2012. Mr. Wright and Mr. Tonnison each received a larger base salary increase of 10.0% to bring their targeted total direct compensation closer to the peer group median.

•
One-time retention equity awards to Mr. Wright and Mr. Tonnison. Mr. Wright and Mr. Tonnison each received a special one-time equity grant of RSU’s with a grant date value of approximately $250,000 for retention purposes (a “Retention Equity Award”). The three-year vesting period and other terms and conditions of the Retention Equity Awards were identical to the annual equity grants made to all NEOs in fiscal 2013.

•
Bonus payouts and total direct compensation were lower in fiscal 2013. The Company’s results for fiscal 2013, including net income attributable to the Company’s shareholders on a non-GAAP basis, were lower than expected as the result of a variety of factors. These factors included the market’s rapid shift away from higher-margin products such as servers, to lower-margin products such as tablets, mobile phones and software, as well as a shift in vendor concentration. In addition, the implementation of certain modules of the Company’s SAP system in the U.S. caused the Company to lose some market share. These challenges were reflected in lower achievement on the various applicable performance measures, and resulted in bonus payout levels of between 69% and 78% of target. Because the bonus is such a significant part of total direct compensation, this reduction in bonus payouts resulted in a corresponding reduction in total direct compensation for all NEOs except for Mr. Wright and Mr. Tonnison, whose total direct compensation as reflected in the Summary Compensation Table increased as a result of the inclusion of the grant date value of the Retention Equity Award each received. The direct tie between Company results, bonus payouts, and total direct compensation reflects the Company’s commitment to pay-for-performance.

•
Postponement of bonus payouts pending restatement. The Company postponed making final bonus payouts for fiscal 2013 to NEO’s pending completion of the restatement, and the bonus determinations were made based on restated fiscal 2013 financial results. Based upon the results of the investigation referred to in Note 2 of Notes to Consolidated Financial Statements, the Committee and Board concluded that none of the NEO's had engaged in the misconduct giving rise to the restatement and decided not to take further action with respect to NEO fiscal 2013 compensation as a result of the restatement.

•
Fiscal 2014 changes. In March, 2013, the Company adopted a policy prohibiting its directors and executive officers from entering into hedging or monetization transactions or similar arrangements with respect to Company securities, and also from pledging Company securities as collateral (including by holding such securities in a margin account).

Key Goals and Elements of Compensation
The following table describes the alignment of our compensation program’s goals with its key elements, and explains the rationale and philosophy underlying those goals and elements:

Goal	Element of Compensation	Rationale/ Philosophy
Retain leaders that drive performance to achieve long-term shareholder value.	Equity awards.
We seek to provide an appropriate link between compensation and the creation of long-term shareholder value. The type and size of equity awards and the layered vesting schedules are intended to provide incentives to enhance long-term Company performance, as reflected in stock price appreciation. This element of compensation aligns executive motivation with shareholder interests and is also considered to be our best retention tool.

Demonstrate responsible cost management.	Base salary, bonus, equity awards.
Our Company operates on a very low cost model. Compensation awarded must be consistent with this approach. Salary and bonus are targeted to the median of our peer group. Adjustments to our compensation levels are based upon the Company’s annual operating plan. The type and size of equity awarded is influenced by associated costs to the Company in relation to the operating plan.

Create targets and measures for the individual that are challenging and that will drive performance to achieve short-term goals.	Bonus.	Bonuses drive short-term performance because they are paid based upon the level of achievement of performance measures aligned with the Company’s annual operating plan.
Attract quality leaders.	Base salary, bonus, equity awards.
The leaders of the Company guide the strategies and direct the Company’s assets (people, physical assets, business relationships and capital) to achieve both short-term and long-term success. A solid compensation package is necessary to compete in the market for quality leaders.

In addition to our core elements of base salary, bonus, and equity awards, our compensation program includes other standard benefits that are generally available to employees, such as medical and dental insurance, life insurance, and a 401(k) Savings Plan. The Company has a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) available to all senior management employees in the United States. NEOs are offered participation in a modest Tech Data Corporation Executive Choice Plan (“Executive Choice Plan”) designed to reimburse our executives for perquisites such as tax and estate counseling, individual insurance premiums, personal and professional development expenses, and club memberships. The total reimbursement is capped between $10,000 and $20,000, depending on the participant’s position. The Executive Choice Plan does not have a tax reimbursement or “gross up” feature.
The Company maintains the Tech Data Corporation Executive Severance Plan (“Severance Plan”) to provide benefits to senior executives, including NEOs, in the event of a Company-initiated, non-misconduct separation from the Company. The Severance Plan assists in attracting talent and minimizing distraction by providing some security for both the Company and the executive through a transition period in the event the employment relationship is not successful.

Consistent with our cost-sensitive approach to compensation, we do not maintain supplemental or other non-qualified pension plans for the NEOs. Our NEOs do not participate in any plans for retirement other than the 401(k) Savings Plan and the Deferred Compensation Plan, nor do we provide post-retirement medical or life benefits.
Oversight of the Compensation Program and Participants in Setting Compensation
The Company’s executive compensation program is administered and overseen by the Committee with assistance from the CEO and other officers, as appropriate, as outlined below. An independent compensation consultant is selected, retained by, and reports directly to the Committee to assist the Committee with its duties.
Compensation amounts, measures, and criteria are determined using a combination of peer group data, considerations of various combinations of compensation and historical compensation data provided to and discussed among the Committee, the independent compensation consultant and senior management. The Committee also reviews potential upside and downside costs of the bonus program, including acceleration and deceleration tables and caps, for affordability and reasonableness. In addition, the Committee evaluates legal perspectives from outside counsel, considers rating agency opinions, published investor compensation policies, compensation policies published by proxy voting advisory firms, and coordinates with the other committees of the Board to identify, evaluate and address potential compensation risks, if any, and to ensure valid accounting treatment that is consistent with corporate and regulatory policies. The Committee also reviews and considers other Company programs, such as succession planning and performance evaluations, in connection with the setting of compensation policies. Typically, much of the decision making for the year is done to coincide with the March meetings of the Committee and Board, at which base salaries, bonus targets and equity award percentages are determined. The Company’s NEO compensation program, with certain modifications, is the basis for the Company’s overall executive compensation program.
Role of Consultants - The Committee selects and engages a compensation consultant and authorizes its work. Reports and advice from the consultant may be requested by and are shared between the Committee, the Board, and management. The Company’s historical practice has been to engage compensation consultants that are independent. In 2013, the Committee formalized this practice by amending its Charter to provide for the evaluation of compensation consultant and advisor independence and conflicts of interest in compliance with applicable law and listing standards. Our compensation consultant for fiscal 2013 was Exequity LLP. In November 2012, the Committee evaluated Exequity’s independence using the factors set forth in NASDAQ Rule 5605(d)(3)(D) and confirmed Exequity’s independence.
Selection of Peer Group - The Committee selects peer group companies for compensation comparison purposes with guidance from the independent compensation consultant and input and discussion with management. There is ongoing discussion about whether the mix of companies in the peer group produces a valid competitive analysis relative to our talent requirements both in the United States and abroad. The peer group is chosen annually by considering our competitors, the IT industry, other distributors, companies with circumstances similar to ours (such as operating income percentages, low operating margins, and global operations), and companies with whom we compete for employee talent. The peer group selected for fiscal 2013 consisted of the following 22 companies (the “Selected Companies Peer Group”):

Anixter International Inc.	Nash Finch Company
Arrow Electronics, Inc.	Office Depot, Inc.
AutoNation, Inc.	Rite Aid Corporation
Avnet, Inc.	Safeway Inc.
Best Buy Co., Inc.	Staples, Inc.
Brightpoint, Inc.*	Supervalu Inc.
CVS Caremark Corporation	Synnex Corporation
Core-Mark Holding Company, Inc.	Sysco Corporation
Genuine Parts Company	United Stationers Inc.
Ingram Micro Inc.	Wesco International, Inc.
Insight Enterprises, Inc.	W.W. Grainger, Inc.
*Brightpoint, Inc. has since been acquired by Ingram Micro Inc.
Based on publicly available information, revenue for these companies ranged from $3.59 billion to $96.41 billion, with the 50th percentile at $12.05 billion. Operating income margins ranged from 0.33 percent to 11.52 percent, with the 50th percentile at 3.90 percent.
In addition to the Selected Companies Peer Group, the Committee also considered pay data from two broader general industry subgroups of companies representing a cross-section of manufacturing and services industries. The first such subgroup consisted of 172 companies with publicly reported revenues between $10 billion and $50 billion, and median revenues of $16.5 billion. The second such subgroup consisted of 220 companies with publicly reported revenues between $1 billion and $5 billion, and median revenues of $1.56 billion. Information about the compensation practices for these subgroups was prepared by the Committee’s independent compensation consultant and considered by management and the Committee. The Company and the Committee believe it is important to consider data from these industry subgroups in addition to its Selected Companies Peer Group because it allows for the consideration of data from companies that may have characteristics (such as higher profit margins) different from the Company but nonetheless compete with the Company for the same employee talent pool.
Role of Management - Typically, our CEO, CFO, and senior human resources officer analyze the information provided by the independent compensation consultant in light of the Company’s financial and operational circumstances. We do not try to mirror any other particular company’s compensation practices, and we generally do not directly target our overall compensation levels for a given position against the compensation provided by any other particular member in our peer group for that same position. However, consideration is given to certain aspects of other companies’ data, depending on which areas are pertinent to our position as a distributor with narrow margins and our geographic locations. Similarly, for each executive position, market data is evaluated for relevant comparisons such as the importance of the role of each executive to the Company’s business model, the expected contribution of the executive in light of the responsibilities inherent in his or her position, and the risks inherent in our operating plan. In addition to market data, other factors are considered, such as the Company’s annual operating plan, targeted earnings, internal pay equity, overall financial performance, the Company’s ability to absorb increases in compensation costs, and regional performance. This analysis results in recommendations presented to and discussed with the Committee.
Role of Compensation Committee - The Committee, comprised entirely of independent directors, reviews the market data provided by its compensation consultant and evaluates management’s perspective and recommendations. The Committee makes compensation decisions, determines the amount and terms and conditions of equity incentive awards (e.g., vesting schedule), and sets the bonus targets for the executive officers. The compensation package for the CEO is recommended by the Committee to the Board. The key goals of the compensation program are balanced with the market data, and the Company’s financial planning and expectations, to determine the final compensation for each executive. The Committee sets policies and gives direction to management on all aspects of the executive compensation program. Each year, the Committee reviews succession planning for the Company’s executives to mitigate the risks of executive departure and to help ensure appropriate executive development and bench-strength within the different tiers of Company leadership.
Philosophy and Practice
Total Compensation Relative to Market - The total compensation for our NEOs is designed to align with the Company’s strategic plans and operating goals while providing competitive compensation relative to median compensation of the companies in our peer group. It is our practice to set compensation that directly correlates with how the Company has performed compared to the peer group. Because the data available on the peer group is reported for the prior year, the Committee uses an assumed market increase recommended by our independent compensation consultant in evaluating that data and setting our compensation for the upcoming year.
Our compensation consultant, Exequity LLP, provided market data about industry competitors, using the peer group.
Consistent with our philosophy of setting targeted total direct compensation near the 50th percentile for our peer group, the Committee was provided with a competitive pay analysis comparing our NEOs’ targeted total cash, equity and combined compensation in fiscal 2012 to the 50th percentile of our peer group companies.
Balance of Elements - Overall, the compensation program balances incentives to perform and achieve value, with competitive pay taking into account our low margin environment. The Committee considers all the elements of compensation in setting the total compensation opportunity for each NEO. The Committee believes the balance between elements should vary for each NEO to emphasize the differences in their roles in the Company, indicate performance versus goal, and should be a realistic reflection of the market while at the same time considering internal pay equity. Each element has different goals associated with it that are all balanced in such a way as to enable achievement of all the goals of the compensation program.
The base salary and bonus are considered together to set a fair cash compensation level for attracting and retaining quality leaders and driving annual performance. The combination of salary and bonus is viewed as necessary to be competitive in the market and to bring targeted total cash compensation to mid-market levels. The performance measures and the specific performance targets for the bonus are carefully chosen. These are then balanced by the acceleration and deceleration table attributed to each measure. All performance measures are directly tied to our annual operating plan, reflecting our pay-for-performance philosophy and cost-conscious approach. The performance measures for fiscal 2013 are described below in "Determination of Compensation for Fiscal 2013, Weighting of Performance Measures".

In order for targeted total direct compensation to be competitive, the equity granted needs to provide additional realizable value. The Committee balances the targeted equity grant with the targeted total cash compensation to motivate each NEO to achieve both long-term and short-term objectives and to promote retention. The CEO’s allocation is structured to ensure an equal or near-equal balance between short-term performance and long-term shareholder value. The allocation of elements of compensation for the next tier of executives is more heavily weighted toward the annual business goals, but with a reasonable amount tied to long-term shareholder value. Multi-year vesting also adds weight to the long-term value aspect of the equity grants. These allocations are also evaluated versus the market information the Committee reviews from its compensation consultant.
Base Salary - The Committee focuses on setting an adequate base salary that, when combined with the bonus, will attract and retain its NEOs and act as a barrier for a competitor to easily draw these key employees away from the Company. The Company’s strong consideration for controlling costs is achieved partially by its philosophy of setting compensation targets in the middle range of its peers, so the benchmarking target is typically viewed as the 50th percentile.
Variable/At-Risk Compensation - The variable/at-risk short-term compensation for the Company’s NEOs consists of an annual cash incentive bonus. The target bonus amount for each NEO is determined as a percentage of base salary depending on the level of the NEO. Payment of the bonus is conditioned on achievement of performance targets for specified performance measures for each NEO. The target bonus amount is subject to acceleration or deceleration depending on the level of over- or under-achievement. Performance targets and measurement of achievement are calculated using non-GAAP measures with carefully discussed exclusions for unusual or infrequent occurrences, such as share repurchases (which were excluded again this year as with prior years), and dispositions or restructuring charges that are not indicative of ongoing results. The Committee believes that the bonus payment should provide upside and downside potential to reflect an appropriate amount at risk, balanced against a target that is challenging to achieve, in order to drive and reward short-term superior participation and performance. Consistent with our pay-for-performance philosophy, the performance targets and the acceleration/deceleration table are directly tied to the Company’s financial results in relation to its Board-approved annual operating plan for the fiscal year. Achievement is not considered an entitlement, but must be the result of hard work that stretches the normal effort, and must demonstrate success vis-à-vis the established targets. It is the Company’s practice to set target bonus percentages, performance targets and the acceleration/deceleration table for the coming year at its March Board meeting that follows the end of our fiscal year. For fiscal 2013, for example, this was done at the March 2012 Board meeting. At the same March Board meeting, the Committee generally decides if the performance targets were achieved for the just-completed fiscal year, and the extent to which there was over- or under-achievement for purposes of the deceleration/acceleration table; for fiscal 2013, however, these decisions were not finalized until the restatement was completed in February 2014.
The performance measures for which performance targets are set include both corporate and regional metrics that are approved by the Committee from a listing in the Bonus Plan. The performance measures we have customarily used for our NEOs, including fiscal 2013, are EPS, ROIC, regional profitability measured in dollars or euros, and regional profitability as a percentage of sales. The Committee believes that at present these metrics are the best measures of performance and the best drivers of shareholder value. For each NEO, a combination and weighting of these performance measures is chosen based on the span of the NEO’s control and the relationship of that control to the performance measures. In order to align goals and maintain a cohesive team, all the NEOs, along with other top executives, have the performance measures of EPS and ROIC. We believe that these particular measures reflect metrics that are measurable and most positively affect shareholder value through shorter-term goals. EPS and ROIC are the only measures for our NEOs with global responsibility. For our NEOs with primarily regional responsibilities - our President, Europe and President, the Americas - ROIC is calculated for their respective regions instead of globally. Our President, Europe and President, the Americas also have two additional performance measures: regional profitability measured in dollars or euros and regional profitability as a percentage of sales. The Committee believes the measures of profitability as a percentage of sales and ROIC provide motivation to concentrate on achieving profitable revenue for the Company and its shareholders. These approaches align the measures with the Company’s strategy of focusing on profitable vendor and customer relationships and with the compensation philosophy of setting goals that are challenging to achieve.
ROIC is a non-GAAP metric and for fiscal 2013 was calculated as follows:
(Adjusted Operating Income or Contribution Margin / Net Sales * (1 - Estimated Effective Tax Rate for Year)) divided by (Net Cash Days / 365)
The main adjustments we made to GAAP measures in our audited financial statements were with respect to adjusted operating income and earnings per share. Under the Bonus Plan, we started with operating income on a GAAP basis and made adjustments for (a) the add-back of stock compensation expense (which is considered a non-cash expense), (b) expenses related to the Company's deferred compensation plan and (c) certain unusual or one-time occurrences, including the net gain associated with a legal settlement in the Americas, a charge in relation to an assessment, penalties and interest for various value added tax matters in one of the Company's subsidiaries in Spain and the operating results of the SDG acquisition. For earnings per share, we started with net income and weighted average shares outstanding on a GAAP basis. We made adjustments for certain unusual or one-time occurrences, including the adjustments to operating income noted above, the impact of share repurchases on weighted average shares outstanding, and the net benefit associated with the release of a deferred tax valuation allowance in the European region.
The combination and weighting of performance measures for our NEOs has been the same since fiscal 2009. The Committee believes that this consistency is an important factor in creating a culture with a shared understanding of the drivers of corporate performance and shareholder value. For fiscal 2013, the target bonus amount, identification and weighting of performance measures, and acceleration/deceleration table information are set forth below in "Determination of Compensation for Fiscal 2013".
Long-Term Incentives - The Committee grants equity incentives to our NEOs under the shareholder-approved Equity Plan. Equity incentives are designed to create a mutuality of interest with shareholders by motivating executives to manage the Company’s business so that the shareholders’ investment will grow in value over time. The equity incentives also motivate employees to remain with the Company by spreading the vesting of the grant over several years. This retention function is critical because the Company does not maintain a defined benefit pension plan and does not provide other post-retirement medical or life benefits for NEOs due to their costs.
Equity incentives are granted at the fair market value on the date of grant and are typically granted annually at our March Board and Committee meetings. The Committee may, however, also approve equity incentives at any regularly scheduled Committee meeting during the year as it determines necessary to enhance retention, motivate our NEOs, reward exceptional performance, or otherwise address unusual circumstances. Equity incentives for new hires and promotions are made at the regularly scheduled quarterly Committee meeting following the quarter in which the hire or promotion occurred.
The decision of what type of equity to grant and the value of the award is based upon an evaluation of the Company’s annual operating plan, the desirability of long-term service from the executive officer, the perceived value to the executive, the dilutive effect to the shareholders, the effect of the accounting rules on expensing the award, and the number of equity incentive awards issued to other executive officers in the Company with approximately the same responsibility as the executive officer at issue. The value of the annual equity incentive award is typically set as a percentage of targeted total cash compensation.
The Company has used a variety of equity award vehicles over the years depending on the circumstances. In the past, the Company has issued traditional stock options with multi-year vesting that are still outstanding and exercisable. The Company has also issued maximum value stock-settled stock appreciation rights (“MVSSARs”), or maximum value options. MVSSARs provide executives with the opportunity to benefit from the increase in our stock price from the award date to the date of exercise, but place a ceiling of $20 per share on the total gain that can be realized. The value cap significantly reduces the expense to the Company and allows a consistent calculation of the expense. The stock appreciation right that is part of the MVSSARs reduces the dilutive impact of the award. The Company also issues Restricted Stock Units (“RSUs”), which generally result in less dilution to the shareholders than other equity awards. In times of macroeconomic uncertainty, RSUs provide a retention value superior to MVSSARs or traditional stock option awards. In the past, the Committee has granted RSUs vesting based on performance, time, or a combination of these factors. The NEO equity awards for fiscal 2013 were time-based vesting RSUs and are described below in "Determination of Compensation for Fiscal 2013, Equity Incentive Awards."
Stock Ownership Guidelines - In March 2005, the Committee approved stock ownership guidelines for certain key executive officers, including our NEOs. The executive officers are required to accumulate shares of Company stock, through owned shares or retention of stock awards, equal in value to a multiple of their base salary. As of fiscal 2013 year end, the target accumulations were two times base salary for Mr. Dutkowsky; one times base salary for Mr. Howells, Mr. Cano and Mr. Wright; and 0.5 times base salary for Mr. Tonnison. There is no specified time within which the defined share ownership must be attained; however, until the ownership target is met, these executive officers are required to retain 50% of all of the net shares generated, after tax, for any exercise of equity incentive awards issued on or after March 31, 2005.
IRS Code Section 162(m) - Section 162(m) of the Internal Revenue Code imposes a limitation on the amount of compensation paid to each covered executive that can be deducted by the Company for federal income tax purposes. Compensation paid related to U.S. operations in excess of $1 million is not deductible in the U.S. unless it meets criteria for exemption from the deduction limitation. Certain types of performance-based compensation are excluded from the limitations of Section 162(m). In structuring the overall compensation paid to the NEOs, the Committee considers the deduction limitation imposed by Section 162(m), but in some circumstances a portion of compensation may not be deductible.
Determination of Compensation for Fiscal 2013
Information Considered - In determining compensation for fiscal 2013, the Committee considered strategic initiatives, market dynamics, business objectives, its annual operating plan, and market data provided by Exequity LLP regarding executives from our peer group. Comparative data at the 50th percentile and a breakdown of compensation from certain executives from the peer group companies were presented. The individual performance rating of each of our NEOs, level of NEO achievement versus preapproved performance measures, and a history of the compensation awarded to each NEO, was given to the Committee to aid its decisions.
Areas of Focus - Program continuity was the focus for fiscal 2013. Base salaries remained largely unchanged, with most NEOs receiving only modest CMI increases. Target bonus as a percentage of base salary at 100% achievement also remained the same. The weighting of bonus performance measures and the bonus deceleration/acceleration table were unchanged for all NEOs and the equity grant value as a percentage of targeted total cash compensation remained unchanged, except for the Retention Equity Awards to Mr. Wright and Mr. Tonnison. Due to the uncertain global financial environment, challenging market dynamics, and the positive impact of the compensation program thus far, the Company believes that its NEO compensation program is well balanced and developed to drive success, retention and shareholder value.
Base Salary - For fiscal 2013, each NEO other than Mr. Wright and Mr. Tonnison received a modest CMI increase in base salary of between 2.5% and 3.5% to maintain alignment with our peer group median and remain competitive in the marketplace, and to recognize the contributions each executive made during fiscal 2012. Mr. Wright and Mr. Tonnison each received a base salary increase of 10.0% to bring compensation closer to the peer group median. Salary increases were effective as of May 2012. Base salary increases for each NEO for fiscal 2013 were as follows:
Base Salary Increases

Dutkowsky	3.5%
Howells	3.5%
Cano	2.5%
Wright	10%
Tonnison	10%
Bonus - Target bonus amounts are set as a percentage of base salary depending on the level of the NEO. The percentages did not change in fiscal 2013. No adjustments were made to the bonus amounts, performance measures or targets, or acceleration or deceleration tables, after they were initially established at the March 2012 Committee meeting. The following table shows the percentage of base salary the targeted bonus amount represents at 100% achievement of performance targets:
Target Bonus as a Percentage of Base Salary at 100% Achievement

Dutkowsky	100%
Howells	70%
Cano	85%
Wright	75%
Tonnison	55%
The selected performance measures and weightings are below and are unchanged for fiscal 2013:
Weighting of Performance Measures

Name	EPS	ROIC	Regional profitability measured in $/€	Regional profitability as % of sales
Dutkowsky	75%	25% (Worldwide)
Howells	75%	25% (Worldwide)
Cano	25%	25% (Europe)	25%	25%
Wright	25%	25% (Americas)	25%	25%
Tonnison	75%	25% (Worldwide)

Actual payout for achievement of the performance measures is determined based on a deceleration and acceleration table that recognizes the level of overachievement or underachievement of the performance target with respect to each performance measure. These performance measures are all at-risk. For each performance measure, if the target is achieved then there is a 100% bonus payout. If the target is underachieved by a set percentage, then there is no bonus paid for that measure. If the target is overachieved up to a set amount, the payout is accelerated up to a maximum of 200%. For fiscal 2013, the deceleration and acceleration ranges set for the bonus are unchanged from fiscal 2012:
Deceleration & Acceleration of Cash Incentive Bonus Payments

Performance Measure	No payout if performance target is underachieved by:	Payout at 200% (maximum) if performance target is overachieved by:
EPS	50%	15%
Worldwide ROIC	50%	15%
Regional profitability (operating income) Americas in $	50%	15%
Regional profitability (operating income) Americas as %	50%	15%
Americas ROIC	50%	15%
Regional profitability (contribution margin) Europe in €	50%	15%
Regional profitability (contribution margin) Europe as %	50%	15%
European ROIC	50%	15%
The achievement levels were certified by the Committee in February 2014. Performance target achievement and resulting payouts were as follows:
Fiscal 2013 Performance Measure Achievement (%) and Payout (%)

Performance Measure	Achievement %	Payout %
EPS	78%	73%
Worldwide ROIC	76%	71%
Regional profitability (operating income) Americas in $	74%	69%
Regional profitability (operating income) Americas as %	77%	72%
Americas ROIC	75%	70%
Regional profitability (contribution margin) Europe in €	83%	78%
Regional profitability (contribution margin) Europe as %	80%	75%
European ROIC	78%	73%
The total fiscal 2013 bonuses are stated in the Summary Compensation Table. The following table shows how much of the bonus for each NEO was attributable to the performance measures applicable to that NEO (shown in the Weighting of Performance Measures table above) and the associated achievement and payout with respect to that measure (shown in the Fiscal 2013 Performance Measures Achievement (%) and Payout (%) table above):
Fiscal 2013 Bonus Payout Amounts ($) by Performance Measure

Name	Total Bonus Payment	Amount attributable to EPS	Amount attributable to Worldwide ROIC	Amount attributable to Regional ROIC	Amount attributable to regional profitability measured in $/€	Amount attributable to regional profitability as % of sales
Dutkowsky	$750,375	$566,663	$183,712	N/A	N/A	N/A
Howells	$387,578	$292,688	$94,890	N/A	N/A	N/A
Cano	$433,924	$105,941	N/A	$105,941	$113,198	$108,844
Wright*	$278,249	$71,522	N/A	$68,582	$67,603	$70,542
Tonnison	$164,205	$124,003	$40,202	N/A	N/A	N/A
*In light of the fact that Mr. Wright was employed through the end of the Company’s 2013 fiscal year - January 31, 2013 - he earned a bonus for the full year based on the Company’s performance.
Equity Incentive Awards - The Committee decided to continue to award equity incentives solely in the form of time-based RSUs for fiscal 2013, as it had in fiscal 2012. Time-based RSUs have been an important component of the Company’s overall compensation program that has helped drive performance and deliver shareholder value. The Committee made its decision after carefully considering various other types of equity awards, including performance based awards; the equity award practices of peer group companies; and the impact of the Company’s use of time-based vested RSUs on executive and Company performance. RSUs were chosen due to certain attractive qualities: creating less dilutive effect on shareholders, providing a straightforward accounting treatment, and being perceived as having a greater value to employees when the Company’s growth rate is slowed by macroeconomic factors. All RSUs granted to executives in fiscal 2013 are subject to a three-year time-based vesting schedule: 25% vest on the first grant date anniversary, 25% vest on the second grant date anniversary, and the remaining 50% vest on the third grant date anniversary. The time-based vesting element met the Committee’s desire to enable executives to focus on long-term goals and to motivate retention. In addition, back-loading the vesting schedule so that 50% of the RSUs vest in year 3 provides extra retention incentive beyond that of simple pro-rata vesting.
The size of each individual NEO’s equity award was determined by the Committee based upon the effectiveness of each NEO’s performance in the prior year, as well as an analysis of targeted total cash and direct compensation compared to the peer group. No changes were made in fiscal 2013 to the equity award value as a percentage of targeted total cash compensation for NEOs. The grant date value of the equity awards for each NEO as a percentage of targeted total cash compensation is shown in the following table:
Equity Award Value as a Percentage of Targeted Total Cash Compensation

Dutkowsky	115%
Howells	55%
Cano	55%
Wright	55%
Tonnison	35%
In addition to the annual equity awards described above, the Committee made a Retention Equity Award to Mr. Wright and to Mr. Tonnison in the amount of approximately $250,000 each. The vesting period and other terms and conditions of these Retention Equity Awards were identical to the annual equity awards. Mr. Wright resigned from the Company on August 2, 2013 and his Retention Equity Award terminated at that time before it vested.
CEO Compensation - The Committee reviews CEO compensation and provides a recommendation to the Board for approval in executive session outside of the presence of the CEO. Mr. Dutkowsky received a CMI increase in his fiscal 2013 base salary of 3.5%. Based upon the information provided by Exequity LLP, Mr. Dutkowsky’s base salary in March 2012 was 101.1% of the Selected Companies Peer Group median; his targeted total cash compensation was 80.8% of the Selected Companies Peer Group median; and his targeted total direct compensation was 82.0% of the Selected Companies Peer Group median. Beginning with fiscal 2009, there have been no terms of Mr. Dutkowsky’s Employment Agreement effective October 2, 2006 (“Employment Agreement”) applicable to the cash incentive bonus determination or dictating the type and size of equity awards. Mr. Dutkowsky’s bonus performance measures, weightings, and deceleration/acceleration schedule were set in concert with the other NEOs. The Committee granted Mr. Dutkowsky the same type of annual equity award - RSUs - with three-year vesting as was granted to the other NEOs.

A summary of the most significant continuing provisions of Mr. Dutkowsky’s Employment Agreement include: the right to be nominated for election as a member of the Board, the right to reject compensation that would trigger Internal Revenue Code Section 280G excise tax, an obligation of confidentiality and not-to-compete owed to the Company, setting the severance plan benefits period at 24 months, a definition of what constitutes “gross misconduct,” and a right to severance for a good cause termination by Mr. Dutkowsky, including the election to terminate within a 30-day period six months following a change in control of the Company. The full Employment Agreement is included as Exhibit 10-AAnn to our Form 10-Q for the quarter ended October 31, 2006 filed on December 6, 2006.
Executive Choice Program and Perquisites - The Company provides minimal perquisites and does not consider them to be a significant component of its compensation package. The majority of perquisites are covered by our Executive Choice Plan. Under this plan in fiscal 2013, Mr. Dutkowsky, Mr. Howells, Mr. Cano and Mr. Wright earned reimbursements of $20,000 each, and Mr. Tonnison earned a reimbursement of $15,000.
Severance Plan - The Severance Plan provides our NEOs with base salary and a pro-rata portion of certain incentive compensation over a specified period if the Company terminates the NEO’s employment without cause. The severance period is determined based upon the NEO’s position held at termination and years of service to the Company. Based on their current positions and years of service, the continuation period as of January 31, 2013 for the receipt of base salary in the event of separation for Mr. Cano and Mr. Howells was 24 months and for Mr. Wright (when he was employed by the Company as President, the Americas) and Mr. Tonnison it was 21 months. Mr. Dutkowsky’s Employment Agreement sets his severance benefit period for base salary at 24 months. In addition, the Severance Plan provides that a participant whose employment is involuntarily terminated for reasons other than gross misconduct will receive the portion of his or her annual cash incentive that is based on the Company’s performance, prorated through the date of such participant’s separation, not to exceed the lesser of actual performance or 100%. Participants whose employment is severed due to a reduction in force also receive the prorated portion of his or her annual cash incentive that is based on their individual performance. NEO cash incentives were all based on Company performance.

Summary Compensation Table
The following table presents information concerning compensation paid to or earned by our NEOs:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(i)		(j)
Robert M. Dutkowsky Chief Executive Officer	2013	1,024,230	750,375	2,380,508		—	47,113	(3)	4,202,226
	2012	986,769	985,000	2,300,009		—	40,725		4,312,503
	2011	957,000	1,878,113	2,105,406		—	39,116		4,979,635
Jeffery P. Howells Executive Vice President and Chief Financial Officer	2013	755,759	387,578	714,060		—	31,153	(4)	1,888,550
	2012	729,148	508,768	689,939		—	32,633		1,960,488
	2011	709,500	974,676	663,397		—	32,185		2,379,758
Néstor Cano President, Europe	2013	766,118	433,924	694,880		—	73,549	(5)	1,968,471
	2012	752,615	498,355	677,888		—	149,758		2,078,616
	2011	650,000	1,035,938	661,386		—	167,134		2,514,458
Murray N. Wright President, the Americas	2013	507,884	278,249	752,908	(6)	—	45,749	(7)	1,584,790
	2012	455,768	497,859	398,663		—	40,220		1,392,510
	2011	393,461	460,853	362,969		—	45,972		1,263,255
John A. Tonnison Executive Vice President and Chief Information Officer	2013	400,320	164,205	473,411	(8)	—	25,673	(9)	1,063,609
Column lettering is consistent with lettering in Item 402(c)(1) of SEC Regulation S-K.
(1) Includes amounts deferred at the applicable executive’s election under the 401(k) Savings Plan and Deferred Compensation Plan.
(2) The amounts for each year represent the aggregate grant date fair value of the awards, computed in accordance with ASC Topic 718. See Item 8, Note 10 - Employee Benefit Plans, for the assumptions we used in valuing these RSUs in accordance with ASC Topic 718. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the executive. The value that may be realized by the executive may be different from the accounting expense because it depends on the stock price at time of vesting and sale, which may be higher or lower than the stock price on the date of grant.
(3) This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan, contributions by the Company to Mr. Dutkowsky’s 401(k) Savings Plan ($7,427), and guest travel, food, lodging, participant activities, or gifts in connection with business-related events (including $3,960 for tax reimbursement).
(4) This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan, contributions by the Company to Mr. Howells’ 401(k) Savings Plan ($7,560), and food, lodging, participant activities, or gifts in connection with business-related events (including $1,258 for tax reimbursement).
(5) This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan, $29,070 earned under a currency exchange rate protection arrangement, and $24,479 for use of a Company leased automobile.
(6) $502,911 of this amount is attributable to Mr. Wright’s annual equity award. $249,997 is attributable to his Retention Equity Award, which terminated before vesting upon Mr. Wright’s resignation from the Company on August 2, 2013.
(7) This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan, contributions by the Company to Mr. Wright’s 401(k) Savings Plan ($7,725), and executive and guest travel, food, lodging, participant activities, or gifts in connection with business-related events (including $4,730 for tax reimbursement).
(8) $223,414 of this amount is attributable to Mr. Tonnison’s annual equity award and $249,997 is attributable to his Retention Equity Award.
(9) This amount is comprised of $15,000 earned pursuant to the Executive Choice Plan and contributions by the Company to Mr. Tonnison’s 401(k) Savings Plan ($7,586), and guest travel in connection with business-related events.

Grants of Plan Based Awards
The table below sets forth, for each of the NEOs, the grants of awards under the Equity Plan made during fiscal 2013.

Name	Award Type	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (1) (#)		All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)
(a)		(b)	(i)		(j)	(k)	(l)
Dutkowsky	RSU	3/20/2012	44,059		—	—	2,380,508
Howells	RSU	3/20/2012	13,216		—	—	714,060
Cano	RSU	3/20/2012	12,861		—	—	694,880
Wright	RSU	3/20/2012	13,935	(3)	—	—	752,908
Tonnison	RSU	3/20/2012	8,762	(4)	—	—	473,411
Column lettering is consistent with lettering in Item 402(d)(1) of SEC Regulation S-K.
(1) All of the RSUs disclosed vest 25% on each of the first and second grant date anniversaries and the remaining 50% vests on the third grant date anniversary.
(2) The grant date fair value of equity awards is calculated as the number of shares granted multiplied by the ASC Topic 718 value on March 20, 2012 of $54.03. The ASC Topic 718 value for RSUs is equal to the last sales price as quoted on the NASDAQ on the date of grant.
(3) 9,308 RSUs are attributable to Mr. Wright's annual equity award. 4,627 RSUs are attributable to his Retention Equity Award, which terminated before vesting upon Mr. Wright's resignation from the Company on August 2, 2013.
(4) 4,135 RSUs are attributable to Mr. Tonnison’s annual equity award and 4,627 RSUs are attributable to his Retention Equity Award.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth, for each of the NEOs, the outstanding equity awards as of January 31, 2013.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
(a)	(b)	(c)	(e)	(f)	(g)		(h)
Dutkowsky		26,119	21.13	3/23/2019
					5,673	(4)	288,812
					23,025	(5)	1,172,203
					35,356	(5)	1,799,974
					44,059	(5)	2,243,044
Total	—	26,119			108,113		5,504,033
Howells	50,000		41.08	3/30/2014
		9,876	21.13	3/23/2019
					2,145	(4)	109,202
					7,255	(5)	369,352
					10,606	(5)	539,951
					13,216	(5)	672,827
Total	50,000	9,876			33,222		1,691,332
Cano		9,846	21.13	3/23/2019
					2,139	(4)	108,896
					7,233	(5)	368,232
					10,421	(5)	530,533
					12,861	(5)	654,754
Total	—	9,846			32,654		1,662,415
Wright		2,252	21.13	3/23/2019
					489	(4)	24,895
					1,409	(5)	71,732
					2,898	(5)	147,537
					6,129	(5)	312,028
					13,935	(5)	709,431
Total	—	2,252			24,860		1,265,623
Tonnison		2,047	21.13	3/23/2019
					445	(4)	22,655
					2,067	(5)	105,231
					3,123	(5)	158,992
					8,762	(5)	446,073
Total	—	2,047			14,397		732,951

Column lettering is consistent with lettering in Item 402(f)(1) of SEC Regulation S-K.
(1) Represents stock options and MVSSARs awarded prior to fiscal 2013; vesting occurs in equal annual installments over four years.
(2) Option exercise price equal to the last sales price as quoted on NASDAQ on the date of grant.
(3) The market value is based upon the last sales price of $50.91 on the last trading day in fiscal 2013.
(4) Represents RSUs awarded in fiscal 2010 which vest in equal annual installments over four years.
(5) Represents RSUs awarded in fiscal 2011, 2012 and 2013, which vest 25% on each of the first and second grant date anniversaries and 50% on the third grant date anniversary.

Option Exercises and Stock Vested
The following table sets forth, for each of the NEOs, information with respect to the exercise of stock options, MVSSARs and similar instruments, and vesting of other equity-based awards during fiscal 2013:

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired upon Vesting (#)	Value Realized upon Vesting ($)
(a)	(b)	(c)	(d)	(e)
Dutkowsky (3)	301,119	6,022,380	44,192	2,359,758
Howells (4)	91,922	1,575,796	13,439	714,851
Cano (5)	39,846	796,920	13,347	709,920
Wright (6)	2,252	45,040	5,815	300,643
Tonnison (7)	2,047	40,940	3,453	184,328
Column lettering is consistent with lettering in Item 402(g)(1) of SEC Regulation S-K.

(1)
MVSSARs are net share settled and the number of shares of common stock issued upon such settlement is determined based on the increase in value of the common stock over the exercise price, less taxes withheld. The number of shares reflected in the table represents the aggregate number of shares exercised before tax withholding.

(2)	RSUs are net share settled after withholding for taxes.
(3)
All the option awards were MVSSARs, and 69,779 shares of common stock were received upon net settlement. All the stock awards were time-vested RSUs and 28,082 shares of common stock were received upon net settlement.

(4)
Of the option awards exercised, 69,876 were MVSSARs and 15,812 shares of common stock were received upon net settlement of the MVSSARs. All the stock awards were time-vested RSUs and 8,539 shares of common stock were received upon net settlement.

(5)
All the option awards were MVSSARs and 7,277 shares of common stock were issued upon exercise. All the stock awards were time-vested RSUs and 6,323 shares of common stock were received upon net settlement.

(6)
All the option awards were MVSSARs and 613 shares of common stock were issued upon exercise. All the stock awards were time-vested RSUs and 4,079 shares of common stock were received upon net settlement.

(7)
All the option awards were MVSSARs and 557 shares of common stock were issued upon exercise. All the stock awards were time-vested RSUs and 2,529 shares of common stock were received upon net settlement.

Non-Qualified Deferred Compensation Plans
The Company maintains the Tech Data Corporation Deferred Compensation Plan (“Deferred Compensation Plan”) that provides executives and directors the opportunity to make pre-tax deferrals. Presently, participants may allocate deferrals among 15 different investment alternatives and this allocation can be changed at any time. The rate of return is based on the actual net performance of these investment alternatives less administrative expenses. Benefits payable under the Deferred Compensation Plan are dependent on and will be paid exclusively from the general assets of the Company. The Deferred Compensation Plan is deemed unfunded and participants are unsecured general creditors of the Company. Assets have been placed in a Rabbi trust to informally fund the plan. A Rabbi trust is an irrevocable trust designed to provide some assurance to the participants that future benefit obligations will be satisfied. Deferrals are made on a pre-tax basis, and the participants are taxed when they receive payments from the Deferred Compensation Plan.
The American Jobs Creation Act of 2004 changed the tax rules related to non-qualified deferred compensation plans, which administratively resulted in two separate plan documents, a pre-2005 Plan and a 2005+ Plan. The following table sets forth the contributions, earnings and balances for each NEO under the Company’s Deferred Compensation Plan for the fiscal year ended January 31, 2013 and includes a breakdown of the contributions made into the pre-2005 Plan and the 2005+ Plan.

	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earning in last FY ($)(1)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE(1) ($)	Value of deferrals by Plan ($)
Name						Pre- 2005	2005 +
Dutkowsky	0	0	(1,832)	0	952,147	0	952,147
Howells	0	0	448	0	6,091	0	6,091
Cano	0	0	0	0	0	0	0
Wright	295,083	0	17,931	0	1,009,611	0	1,009,611
Tonnison	0	0	0	0	0	0	0

(1)	None of the earnings reflected in the amounts were reported as compensation in previous years in the Summary Compensation Table.

The pre-2005 Plan and the 2005+ Plan differ primarily in the flexibility of payout options that are detailed in the following table:

	Pre-2005 Plan	2005+ Plan
Basic Distribution Options
Retirement (the later of termination or reaching age 55 for employees, age 65 for directors) in a lump sum or installments of 5, 10 or 15 annual payments.
In-service distributions (lump sum) at a specified date at least three calendar years after the initial year of deferral. This election may be modified once, at least 13 months prior to the distribution date.

Retirement - same as pre-2005 Plan.
In-service distributions - same as pre-2005 Plan except participant may modify at least 12 months prior to the original payout date as many times as desired; however, such modification delays the distribution at least five years.

Separation of Service	No change from basic provision elected.
In-service payout options default to 13 months following separation from service for prior in-service distribution elections payable after the separation date. The participant has 30 days from the date of separation to elect one of the following:
(i) Lump sum payment following 13 months.
(ii) Re-defer payment for at least five years following the 13 months in which the payment would normally be received.
Payouts may be deferred as many times as desired for a period of no less than five years from the previous payout date.

Retirement	No change from basic provision elected.	No change from basic provision elected.
Death
Prior to termination of employment with the Company, the beneficiary is entitled to the greater of 2.5 times the participant’s cumulative deferrals or their cumulative deferrals plus earnings credited to their account, both amounts reduced by any in service distributions. Following termination of employment the beneficiary is entitled to receive the account balance, less any distributions.
Same as pre-2005 Plan.
Change in Control	No change from basic provision elected.	Lump sum payment of vested balance.
Hardship Withdrawals	Allowed upon approval of plan administrator. Amount limited to expenses directly associated with the hardship and all related taxes.	Same as pre-2005 Plan however amount must be determined under regulations issued by the Secretary of the Treasury.
Unscheduled Withdrawals	Allowed with a 10% penalty.	Not allowed.

Potential Payments Upon Termination or Change in Control
The information given in this section describes the additional or incremental payments that a NEO would receive or specific terms or conditions that would apply in the event of a termination or change in control. We do not include compensation that is unaffected by these events.
Termination/Severance - The Severance Plan provides benefits to our executives in the event of a Company-initiated, non-misconduct separation from the Company. The receipt of benefits under the Severance Plan is conditioned upon a participant executing a separation agreement, general release of claims, confidentiality agreement, and non-compete agreement to be in effect for the length of the severance period for which benefits are received. The Severance Plan establishes a severance period that provides the participant his or her regular base salary compensation for a stated period, based upon position held and years of service. Payments are made in bi-weekly installments along with the Company’s regular payroll payments. As of January 31, 2013, based on their current positions and years of service, the benefit period to receive base salary for each of the NEOs in the event of termination (whether or not related to a change in control) would be as follows: Mr. Dutkowsky, 24 months, based upon the terms of his Employment Agreement; and, pursuant to the terms of the Severance Plan for each of the other NEOs as follows: Mr. Cano, and Mr. Howells, 24 months; Mr. Wright (if he were still employed as President, the Americas) and Mr. Tonnison, 21 months.

A participant whose employment is involuntarily terminated for reasons other than gross misconduct will also receive the portion of his or her annual cash incentive that is based on the Company’s performance, prorated through the date of such participant’s termination. The cash incentive is paid at the prorated amount of actual performance, capped at the 100% level with no overachievement being paid. However, if the participant is employed by the Company through the end of the full fiscal year then the 100% cap does not apply because the cash incentive is considered fully earned. In such cases, the participant would be entitled to any applicable overachievement payment. The determination of cash incentives payable to a terminated employee is made at the same time as continuing employees, typically following the end of each fiscal year. Any payment is made in a lump sum at the time all cash incentive awards are paid.
Change in Control - If a change in control occurs and the NEO’s employment was terminated effective at a fiscal year end, the NEO would receive the base salary and prorated cash incentive amounts stated above applicable to a termination under our Severance Plan. There are no plans or agreements to provide the cash incentive in the event of a change in control without termination of employment, except that Mr. Dutkowsky’s Employment Agreement allows him to receive the prorated portion of his cash incentive applicable under the Severance Plan if he is terminated in the thirty day period following six months after a change in control occurs. Equity awards in the event of change in control are covered under our Equity Plan and for Mr. Dutkowsky, in his Employment Agreement. No additional equity is granted, but vesting is accelerated and restrictions and conditions are deemed satisfied for all outstanding grants. In the event the NEO’s employment is terminated as a result of the change in control, he will have 90 days to exercise vested equity (including any accelerated vesting). We do not provide any gross-ups to any of our NEOs for the excise tax on so-called “parachute payments” in connection with a change in control.
The presentation of data in the table below is based on the assumption that the termination or change in control occurred on January 31, 2013, and assumes the highest amount of payout that could be made depending on the circumstances of the termination or change in control.

NEO	Severance period	Salary termination & change in control ($)	Cash Incentive ($)	Equity upon Termination	Equity upon change in control
Dutkowsky	24 months	2,070,000	750,375	No additional awards.	No additional awards. Vesting accelerates.
Howells	24 months	1,527,412	387,578	No additional awards.	No additional awards. Vesting accelerates.
Cano	24 months	1,606,442(1)	433,924	No additional awards.	No additional awards. Vesting accelerates.
Wright(2)	21 months	914,375	278,249	No additional awards.	No additional awards. Vesting accelerates.
Tonnison	21 months	720,720	164,205	No additional awards.	No additional awards. Vesting accelerates.

(1)	The dollar value of the portion of Mr. Cano’s base salary that is paid in euros has been valued at the spot exchange rate as of January 31, 2013.

(2)	Mr. Wright resigned from the Company effective August 2, 2013.
Retirement - Retirement is considered a voluntary separation initiated by the executive and is not covered by the Severance Plan. The Company does not have a specific plan for the retirement of its executives, nor do we provide post-retirement medical or life benefits. Each separate benefit plan describes the impact of retirement on the benefits provided under that plan. For equity awards, an executive who has reached retirement age will have one year to exercise only those awards that have vested at the time of the retirement. As of January 31, 2013, Mr. Howells and Mr. Cano met our retirement age qualification of 65 when adding their current age and completed years of service.
Deferred Compensation - The Deferred Compensation Plan is not automatically terminated by a change in control, and will be continued if the successor entity agrees to continue the Deferred Compensation Plan. For both termination of employment and change in control, see the table in the "Non-Qualified Deferred Compensation Plans" section above.

Compensation Policies and Practices and Risk Management
The Company’s compensation policies for all employees, including NEOs, address risk in the same manner. A cap on cash incentive bonuses reduces the risk that disproportionately large bonuses could lead to an undesirable focus on short-term results. The bonus targets are consistent across the Company with different weightings depending on the employee’s role. There are separate performance measures designed to focus on revenue generation, profitability, and ROIC that counterbalance each other and reduce the incentive to focus on just one goal. In establishing cash incentive bonus performance measures, the Compensation

Committee evaluates the employees bonused on each measure, the rationale for each measure, the risks and risk level associated with each measure, and risk mitigators for each measure. The Company’s employees do not engage in, and are not compensated for, proprietary trading of financial instruments, derivatives, or otherwise. The Compensation Committee annually considers compensation policies and risk management, and is doing so in connection with the restatement.

Directors’ Compensation
It is the Board’s general policy that compensation for independent directors and the Chairman of the Board should be a mix of cash and equity-based compensation. In May 2012, the compensation amounts described in this section were reviewed and recommended by the Compensation Committee and approved by the Board.
The Chairman receives an annual retainer for that position together with the same base annual retainer as the independent directors. Directors who are not employees of the Company receive a base annual retainer fee, plus reimbursement for reasonable out-of-pocket expenses. In addition to the base annual retainer fee, the chairs of each committee receive an annual chair retainer and the members of each committee receive a committee membership retainer. A meeting attendance fee of $1,500 will be paid to each non-employee director in the event a committee or the Board is required to attend significantly more meetings than the regular quarterly meetings, that last one hour or longer. This meeting attendance fee was not paid in fiscal 2013. The retainer amounts effective subsequent to the May 2012 Board meeting are set forth in the following table:

Position	Annual Retainer
Chairman	$175,000	(1)
Independent Board members	75,000
Audit Committee Chair	25,000
Other Audit Committee members	12,500
Compensation Committee Chair	20,000
Other Compensation Committee members	7,500
Governance and Nominating Committee Chair	20,000
Other Governance and Nominating Committee members	5,000

(1)	Consists of $100,000 annual retainer as Chairman plus $75,000 base annual retainer.
With respect to equity-based compensation, non-employee directors receive equity incentives generally consistent with the philosophy for granting equity incentives to executive officers; i.e., to enable the non-employee directors to acquire and increase their proprietary interest in the long-term success of the Company, thus providing them with economic incentives linked to the Company’s financial performance and providing shareholder value. Stock options (other than incentive stock options), stock appreciation rights, restricted stock and other stock-based awards may be awarded under the Equity Plan based upon the recommendation of the Compensation Committee and approval of the Board. The Board may consider such factors as affordability of the awards to the Company, alignment with shareholder interests, and the retention and recruitment of effective directors.
The Company’s Corporate Governance Principles include Board-approved director stock ownership guidelines. All non-employee directors are required to accumulate shares of Company stock through direct purchases or retention of equity incentives, equal in value to a multiple of the base annual retainer (the “Stock Ownership Requirement”). In May 2012, the Compensation Committee recommended, and the Board approved, changes to increase the Stock Ownership Requirement from three to four times the base annual retainer and to require that the Stock Ownership Requirement be met no later than the fourth anniversary of a director’s initial election or appointment. Until the Stock Ownership Requirement is met, a director must retain 100% of the net shares generated, after tax, upon the vesting or net settlement of restricted stock or restricted stock unit equity incentive awards issued on or after March 31, 2005 and 50% of the net shares generated, after tax, upon the vesting, settlement or exercise as applicable of any other equity incentive awards issued on or after March 31, 2005.

The following table summarizes compensation paid to or earned by independent directors and the Chairman during fiscal 2013:
FISCAL 2013 Board of Directors’ Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Charles E. Adair	105,000	94,992		-	-	-	-		199,992
Maximilian Ardelt(3)	46,250	0		-	-	-	-		46,250
Harry J. Harczak, Jr.	92,500	94,992		-	-	-	-		187,492
Kathleen Misunas	100,000	94,992		-	-	-	-		194,992
Thomas I. Morgan	102,500	94,992		-	-	-	-		197,492
Steven A. Raymund	175,000	75,984	(4)	-	-	-	175,132	(5)	426,116
Patrick G. Sayer(6)	18,750	190,008							208,758
Savio W. Tung	92,500	94,992		-	-	-	-		187,492
David M. Upton	87,500	94,992		-	-	-	-		182,492

(1)
All described stock awards are RSUs. The amounts for the year represent the aggregate grant date fair value of the awards, computed in accordance with ASC Topic 718. See 3 Item 8, Note 10 - Employee Benefit Plans, for the assumptions we used in valuing these RSUs in accordance with ASC Topic 718. The grant date fair value of the RSUs granted in fiscal 2013 are $48.00 per unit for awards granted on May 30, 2012 and $44.54 per unit for awards granted on November 27, 2012. These awards are annual grants that fully vest one year from the date of grant, except for those granted to Mr. Sayer, which represent his initial grant awarded on November 27, 2012 and which vest ratably over three years. Upon vesting, the RSUs are settled in shares of the Company’s common stock. Outstanding RSUs, all unvested, at the end of fiscal 2013: Adair - 1,979; Harczak - 1,979; Misunas - 1,979; Morgan - 1,979; Raymund - 1,583; Sayer - 4,266 of which 1,407 vest in fiscal 2014, 1,408 vest in fiscal 2015 and 1,451 vest in fiscal 2016; Tung - 3,578; Upton - 1,979.

(2)
No option awards were granted in fiscal 2013. Outstanding awards at the end of fiscal 2013, all of which are vested and exercisable: Adair - 5,000 stock options; Misunas - 5,000 stock options; Morgan - 5,000 MVSSARs; Raymund - 80,000 stock options; Upton - 5,000 stock options.

(3)	Mr. Ardelt retired on May 30, 2012.
(4)
1,583 RSUs ($75,984 in value) were granted to Mr. Raymund as part of his compensation as a part-time, non-executive employee and have a fair value and vesting schedule identical to the RSUs granted to the Company’s independent directors described in Note 1 above.

(5)
This amount, along with the RSUs described in Note 4 above, represent Mr. Raymund’s compensation as a part-time, non-executive employee, and consists of an annual salary of $100,000, contributions by the Company to his 401(k) Savings Plan, and allocation for office space and a percentage of the salary and benefits for his administrative assistant of $71,795 for providing non-Company related services to Mr. Raymund.

(6)	Mr. Sayer was appointed to the Board on November 27, 2012.
Compensation Committee
The Board has a standing Compensation Committee. The members of the Committee are Kathleen Misunas (Chair), Thomas I. Morgan, and David M. Upton. All members are independent as defined by applicable law and the listing requirements of NASDAQ, “Non-Employee Directors” within the meaning of the Rule 16b-3 under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code.
Compensation Committee Interlocks and Insider Participation
During fiscal 2013, none of the members of the Compensation Committee were, and none currently are, an employee or officer of the Company or had any relationship requiring disclosure under Items 404 or 407 of Regulation S-K under the Exchange Act. In addition, during fiscal 2013, none of the Company’s executive officers has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s Board or Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2013 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives	Weighted average exercise price per share of outstanding equity-based incentives(1)	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation (2)	1,092,667	$14.84	2,998,042
Employee stock purchase	0	0	517,224
Non-employee directors’ equity compensation	15,000	32.69	0
Total	1,107,667	15.08	3,515,266
Employee equity compensation plan not approved by shareholders	1,325	24.27	0
Total	1,108,992	$15.09	3,515,266

(1)
The calculation of the weighted average exercise price includes restricted stock awards that do not have an exercise price. Excluding the restricted stock awards, the weighted average exercise price of outstanding options and MVSSARs would be $33.35 per share for equity compensation plans approved by security holders, $24.27 per share for equity compensation plans not approved by shareholders and $33.33 per share for all equity compensation plans.

(2)
The equity-based incentives outstanding include 128,088 MVSSARs at an average exercise price of $22.71. Assuming the maximum cap of $20 per share is reached, the maximum number of shares that would be issued from the exercise of MVSSARs would be approximately 61,000 shares. The total of equity-based incentives outstanding also includes 37,739 shares outstanding for non-employee directors.

Beneficial Ownership
Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from the date used to determine beneficial ownership. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. In general, “beneficial ownership” also includes those shares a director, director nominee, or executive officer has the power to vote or transfer, and options that are exercisable currently or that become exercisable within 60 days from the date used to determine beneficial ownership.
The table below sets forth certain information regarding the beneficial ownership of the Company’s common stock as of January 31, 2014, by: (i) the Company’s directors and director nominees; (ii) the Company’s NEO; (iii) such directors and all executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the shares of the Company’s common stock.

Beneficial Ownership Table

	Beneficial Ownership
Name (1)	Shares (2)		Equity awards exercisable or vesting within 60 days	Percent
Charles E. Adair	13,013		5,000	*
Néstor Cano	49,346		—	*
Robert M. Dutkowsky	126,826		—	*
Harry J. Harczak, Jr.	10,265		—	*
Jeffery P. Howells	52,586		50,000	*
Kathleen Misunas	17,903		5,000	*
Thomas I. Morgan	16,360		5,000	*
Steven A. Raymund	567,169	(3)	80,000	1.7%
Patrick G. Sayer	984		—	*
Joseph B. Trepani	12,485		20,000	*
Savio W. Tung	11,081		—	*
David M. Upton	13,921		5,000	*
Murray N. Wright (4)	13,451		—	*
All executive officers and directors as a group (17 persons)	966,398		190,000	3.0%
Five Percent Shareholders
FMR, LLC 82 Devonshire Street Boston, MA 02109	5,661,013	(5)	—	14.8%
BlackRock Inc. 40 East 52nd Street New York, NY 10022	2,703,802	(6)	—	7.1%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	2,243,208	(7)	—	5.9%
Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, TX 78746	2,215,157	(8)	—	5.8%
Donald Smith and Co., Inc 152 West 57th Street, 22nd Floor New York, NY 10019	1,901,034	(9)	—	5.0%

*	Beneficial ownership represents less than 1% of the Company’s outstanding shares of common stock.
(1)	The address for these beneficial owners is 5350 Tech Data Drive, Clearwater, Florida 33760.
(2)	Includes shares held by Mr. Cano (2,606) and the executive officers and directors as a group (2,863) in the Employee Stock Purchase Plan.
(3)
Includes 547,083 shares owned by a family trust which is controlled by Mr. Raymund; 7,750 shares in a foundation controlled by Mr. Raymund; 1,750 shares by inter vivos trusts of which Mr. Raymund is trustee; and 10,586 shares owned by various trusts for family members of which Mr. Raymund is a trustee.

(4)	Mr. Wright resigned from the Company effective August 2, 2013. The information disclosed on this table is as of his last date of employment.
(5)
Ownership as of September 30, 2013 based on information provided in a Form 13F filed with the SEC on November 15, 2013.  According to a Schedule 13G filed with the SEC on February 14, 2013, by FMR LLC (“FMR”) and its Chairman, Edward C. Johnson 3d, reporting beneficial ownership of 5,058,954 shares: (a) members of the Johnson family, directly or through trusts, own approximately 49% of the voting power of FMR (a parent holding company for, among other entities, Fidelity Management & Research Company, an investment advisor); (b) due to their share ownership and entry into a voting agreement with certain other shareholders, members of the Johnson family may be deemed to form a controlling group with respect to FMR; and (c) as of December 31, 2012 the reporting persons had sole voting power with respect to 72,520 shares and sole dispositive power with respect to 5,058,954 shares.

(6)
According to a Schedule 13G/A filed with the SEC on January 30, 2014, reporting beneficial ownership of 2,703,802 shares, as of December 31, 2013, BlackRock, Inc. (“BlackRock”) has sole voting power with respect to 2,448,900 shares and sole dispositive power with respect to 2,703,802 shares.

(7)
Ownership as of September 30, 2013 based on information provided in a Form 13F filed with the SEC on November 14, 2013. According to a Schedule 13G filed with the SEC on February 11, 2013, reporting beneficial ownership of 2,286,224 shares, as of December 31, 2012, The Vanguard Group, Inc. ("Vanguard") has sole voting power with respect to 27,359 shares, and shared dispositive power with respect to 25,359 shares.

(8)
Ownership as of September 30, 2013 based on information provided in a Form 13F filed with the SEC on November 13, 2013. According to a Schedule 13G filed with the SEC on February 11, 2013, reporting beneficial ownership of 1,944,414 shares. Dimensional Fund Advisors LP has sole voting power with respect to 1,902,429 shares and sole dispositive power with respect to reporting 1,944,414 shares.

(9)
Ownership as of September 30, 2013 based on information provided in a Form 13F filed with the SEC on November 13, 2013. As of December 31, 2012, Smith did not hold more than 5% of Tech Data Corporation common stock and was not required to file Schedule 13D or 13G; therefore, the number of shares with voting and dispositive power is not available.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
Management and the Audit Committee of the Board review all potential related person transactions. The Audit Committee is mandated by its charter to review and determine whether to approve related person transactions and has adopted a policy for such review. Management and the Audit Committee look to the rules of NASDAQ and of the SEC to determine what transactions may be considered to be of concern and apply these rules as the standard to determine whether a transaction or relationship would be permitted. Potential transactions or circumstances that may qualify as a related person transaction are reported to the Disclosure Committee of the Company and reviewed by the Audit Committee. The Audit Committee may approve, disapprove, or ratify a transaction and may issue conditions to ensure the transaction is conducted in a fair manner, consistent with the best interests of the Company and its shareholders.
Detailed questions are posed annually to the executive officers of the Company and to all members of the Board that require disclosure of any relationship or transaction that may be a related person transaction. These questionnaire responses are reviewed by management and disclosures are analyzed and reported to the entire Board. Potential issues are investigated. Related person transactions, if any, would be reviewed for the determination made by the Board annually with respect to the independence of the Board member.

During fiscal 2013, the Company had no related person transactions requiring disclosure under Item 404(a) of Regulation S-K under the Exchange Act. We note that Robert M. Dutkowsky, Jeffery P. Howells and Steven A. Raymund are members of the Board and employees of the Company. Mr. Dutkowsky’s and Mr. Howells’ compensation is disclosed in the "Summary Compensation Table". Mr. Raymund’s position with the Company is as a part-time, non-executive employee. He receives a salary and equity awards as a part-time employee but does not receive a cash incentive. Mr. Raymund’s compensation and benefit amounts that he received as a part-time employee of the Company are reported in the "Fiscal 2013 Board of Directors’ Compensation Table" and were approved by the independent members of the Board.

Governance and Nominating Committee
The Board has a standing Governance and Nominating Committee. The members of the Committee are Thomas I. Morgan (Chair), Charles E. Adair, Harry J. Harczak, Jr., Kathleen Misunas, Patrick G. Sayer, Savio W. Tung and David M. Upton. Mr. Ardelt was also a member of this Committee through his retirement on May 30, 2012. All members are independent as defined by Rule 5605(a)(2) of the listing requirements of NASDAQ.

ITEM 14.	Principal Accountant Fees and Services.
The Audit Committee selected Ernst & Young LLP (“Ernst & Young”) to serve as our independent registered certified public accounting firm (“independent accounting firm”) for fiscal 2014. In selecting the independent accounting firm, the Audit Committee considers the firm’s independence; the quality, responsiveness, and expertise of the engagement team; the firm’s experience, leadership, structure, and compliance and ethics programs; the record of the firm in regulatory, litigation, and accounting matters; the firm’s financial strength; the performance on prior audits and engagements; and the appropriateness of the fees charged. Ernst & Young has been engaged as the Company’s independent accounting firm beginning with fiscal 2001. The global coordinating partner was changed in fiscal 2011 in accordance with the SEC’s partner rotation rules, and the local engagement partner was changed in fiscal 2013.
Representatives of Ernst & Young attended all meetings of the Audit Committee in fiscal 2013. The Audit Committee pre-approves and reviews audit and non-audit services performed by Ernst & Young as well as the fees charged by Ernst & Young for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the accounting firm’s independence. To avoid potential conflicts of interest in maintaining auditor independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent accounting firm. We have not obtained any prohibited services from Ernst & Young. For additional information and details concerning the Audit Committee and its activities with Ernst & Young, see Report of the Audit Committee.

Independent Accounting Firm Fees
The following table shows all fees that the Company paid or accrued for the audit and other services provided by Ernst & Young for fiscal 2013 and 2012:

	Years Ended January 31,
	2013	2012

Audit fees (1)	$24,362,000	$4,446,000
Audit-related fees(2)	197,000	208,000
Tax fees(3)	788,000	728,000
Total	$25,347,000	$5,382,000

(1) Audit Fees - This category includes the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, review and attestation of internal control over financial reporting and services that are normally provided by independent accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years. The amount for audit fees presented for fiscal 2013 includes fees incurred and recorded in fiscal 2014 of $19.4 million in connection with the restatement discussed in Note 2 of Notes to Consolidated Financial Statements. This category also includes advice on audit and accounting matters that arose during the fiscal year, audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and services in connection with a public debt offering in fiscal 2013 and the related shelf registration statement filed on Form S-3.

(2)
Audit-Related Fees - This category consists of assurance and related services rendered by Ernst & Young that are not reported under “Audit Fees.” The services for fees disclosed under this category principally include due diligence in connection with contemplated acquisitions, accounting consultations, and attest services.

(3)	Tax Fees - This category consists of professional services rendered by Ernst & Young for tax return preparation, tax compliance, tax advice, and tax audit assistance.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
2-A(26)	Agreement Relating to the Acquisition of the IT Distribution Business of the SCC Group dated as of September 4, 2012

3-N(19)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 23, 2009 with the Secretary of the State of Florida

3(ii)(18)	Bylaws of Tech Data Corporation as adopted by the Board of Directors on March 24, 2009 and approved by the Shareholders on June 10, 2009

4 - A(27)	Indenture, dated as of September 21, 2012, between Tech Data Corporation and U.S. Bank National Association, as trustee

4 - B(27)	Form of 3.750% Note due 2017

10-NN(4)	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan

10-OO(4)	1995 Employee Stock Purchase Plan

10-AAa(5)	Transfer and Administration Agreement dated May 19, 2000

10-AAi(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAt(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAaa(3)	2005 Deferred Compensation Plan

10-AAbb(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000 (composite through amendment 8, dated as of December 13, 2004)

10-AAac(28)	Amendment Number 9 to Transfer and Administration Agreement dated as of March 7, 2005

10-AAcc(8)	Executive Severance Plan, effective March 31, 2005

10-AAdd(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAee(8)	Executive Incentive Plan – April 2005

10-AAii(9)	Amendment No. 10 to Transfer and Administration Agreement dated as of September 10. 2005

10-AAjj(10)	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006

10-AAnn(11)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(11)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(12)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAtt(13)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(13)	Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(14)	Equity Incentive Bonus Plan

10-AAyy(15)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-BBa(16)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(16)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(16)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(17)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-BBe(19)	2009 Equity Incentive Plan of Tech Data Corporation

10-BBf(20)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-BBh(21)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-BBj(22)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-BBk(22)	Credit Agreement dated as of September 27, 2011

10-BBl(23)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-BBm(23)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-BBn(24)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-BBo(25)	Amendment No. 18 to Transfer and Administration Agreement as of October 31, 2012

10-BBp(25)	Consent for Third Amended and Restated Participation Agreement

10-BBq(1)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-BBr(1)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

21-A(1)	Subsidiaries of Registrant

23-A(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(29)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2013 and January 31, 2012; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2013, 2012 and 2011; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2013, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2013, 2012 and 2011; (vi) Notes to the Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2007, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated June 10, 2009, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.

(22)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2012, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 4, 2012, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 21, 2012, File No. 0-14625.
(28)  Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 7, 2005, File No. 0-14625.
(29)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2013	$56,753	$9,653	$(24,425)	$16,303	$58,284
2012 (as restated)	60,584	10,813	(30,772)	16,128	56,753
2011 (as restated)	58,119	11,798	(20,970)	11,637	60,584

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2014.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	February 5, 2014
Robert M. Dutkowsky	(principal executive officer)

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief	February 5, 2014
Jeffery P. Howells	Financial Officer, Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	February 5, 2014
Joseph B. Trepani	(principal accounting officer)

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	February 5, 2014
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	February 5, 2014
Charles E. Adair

/s/ HARRY J. HARCZAK, JR.	Director	February 5, 2014
Harry J. Harczak, Jr.

/s/ KATHLEEN MISUNAS	Director	February 5, 2014
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	February 5, 2014
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	February 5, 2014
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	February 5, 2014
Savio W. Tung

/s/ DAVID M. UPTON	Director	February 5, 2014
David M. Upton