Form 10-Q
period 2013-04-30
TECH DATA CORP
filed 2014-02-25
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2014
Common stock, par value $.0015 per share	38,061,955

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2013

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

The filing of this Quarterly Report on Form 10-Q of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) for the three months ended April 30, 2013 was delayed pending the completion of an internal investigation of certain of the Company’s accounting practices. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The internal investigation and Supplemental Procedures have now been completed.
In this Quarterly Report on Form 10-Q, we present for comparison restated consolidated financial statements for the three months ended April 30, 2012 (the “Restated Period”). Investors should review the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which was filed on February 5, 2014, and should not rely on any other previously filed reports, earnings releases or similar communications relating to the Restated Period. We have not amended any previously filed reports.

For a description of the restatement, see Note 2 of Notes to Consolidated Financial Statements. For more information regarding the restatement and its effects, refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
For a description of material weaknesses in internal control over financial reporting identified by management and management's plan to remediate the material weaknesses, see Item 4, "Controls and Procedures" and Part II, Item 9A, "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30,	January 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,527	$340,564
Accounts receivable, less allowances of $55,601 and $58,284	2,749,087	3,215,920
Inventories	2,185,803	2,254,510
Prepaid expenses and other assets	187,594	334,431
Total current assets	5,449,011	6,145,425
Property and equipment, net	81,081	84,395
Other assets, net	580,009	601,140
Total assets	$6,110,101	$6,830,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,192,227	$3,657,251
Accrued expenses and other liabilities	533,184	620,167
Revolving credit loans and current maturities of long-term debt, net	34,609	167,522
Total current liabilities	3,760,020	4,444,940
Long-term debt, less current maturities	354,210	354,458
Other long-term liabilities	107,484	113,193
Total liabilities	4,221,714	4,912,591
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at April 30, 2013 and January 31, 2013	89	89
Additional paid-in capital	671,669	680,715
Treasury stock, at cost (21,225,670 and 21,436,566 shares at April 30, 2013 and January 31, 2013)	(896,987)	(905,900)
Retained earnings	1,831,118	1,813,358
Accumulated other comprehensive income	282,498	330,107
Total shareholders' equity	1,888,387	1,918,369
Total liabilities and shareholders' equity	$6,110,101	$6,830,960
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2013	2012
		(As restated) (1)
Net sales	$6,147,757	$5,910,063
Cost of products sold	5,825,343	5,586,655
Gross profit	322,414	323,408
Operating expenses:
Selling, general and administrative expenses	283,360	240,950
Restatement expenses (Note 2)	3,023	0
	286,383	240,950
Operating income	36,031	82,458
Interest expense	7,098	3,069
Other (income) expense, net	(2,164)	235
Income before income taxes	31,097	79,154
Provision for income taxes	13,337	23,142
Consolidated net income	17,760	56,012
Net income attributable to noncontrolling interest	0	(1,834)
Net income attributable to shareholders of Tech Data Corporation	$17,760	$54,178
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$0.47	$1.32
Diluted	$0.47	$1.30
Weighted average common shares outstanding:
Basic	37,907	41,154
Diluted	38,171	41,599
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2013	2012
		(As restated) (1)
Consolidated net income	$17,760	$56,012
Other comprehensive (loss) income:
Foreign currency translation adjustment	(47,609)	27,171
Total comprehensive (loss) income	(29,849)	83,183
Comprehensive income attributable to noncontrolling interest	0	(2,184)
Comprehensive (loss) income attributable to shareholders of Tech Data Corporation	$(29,849)	$80,999
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2013	2012
		(As restated) (1)
Cash flows from operating activities:
Cash received from customers	$6,854,110	$6,423,649
Cash paid to vendors and employees	(6,695,526)	(6,394,912)
Interest paid, net	(9,538)	(2,970)
Income taxes paid	(14,825)	(33,118)
Net cash provided by (used in) operating activities	134,221	(7,351)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	8,044	(8,782)
Acquisition of trademark	(1,519)	0
Expenditures for property and equipment	(3,692)	(5,142)
Software and software development costs	(4,042)	(9,116)
Net cash used in investing activities	(1,209)	(23,040)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,139	2,714
Cash paid for purchase of treasury stock	0	(37,553)
Return of capital to joint venture partner	0	(4,646)
Acquisition earn-out payment	(6,183)	0
Net repayments on revolving credit loans	(133,308)	(17,369)
Principal payments on long-term debt	(130)	(127)
Excess tax benefit from stock-based compensation	684	4,497
Net cash used in financing activities	(137,798)	(52,484)
Effect of exchange rate changes on cash and cash equivalents	(9,251)	6,142
Net decrease in cash and cash equivalents	(14,037)	(76,733)
Cash and cash equivalents at beginning of year	340,564	486,262
Cash and cash equivalents at end of period	$326,527	$409,529

Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$17,760	$54,178
Net income attributable to noncontrolling interest	0	1,834
Consolidated net income	17,760	56,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,967	13,397
Provision for losses on accounts receivable	1,474	406
Stock-based compensation expense	3,091	2,941
Accretion of debt discount on Senior Notes	66	0
Excess tax benefits from stock-based compensation	(684)	(4,497)
Changes in operating assets and liabilities:
Accounts receivable	400,527	218,749
Inventories	32,905	(117,860)
Prepaid expenses and other assets	123,941	31,827
Accounts payable	(399,971)	(128,353)
Accrued expenses and other liabilities	(62,855)	(79,973)
Total adjustments	116,461	(63,363)
Net cash provided by (used in) operating activities	$134,221	$(7,351)
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
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by the Company. The noncontrolling interest of the consolidated joint venture was purchased by the Company during the third quarter of fiscal 2013. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2013 and its consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2013 and 2012.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2013 and January 31, 2013, the Company had a total of $213.0 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the first quarters of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.6 million and $0.5 million, respectively, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three months ended April 30, 2013 and 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2014.
Recently Adopted Accounting Standards
In July 2012, the FASB issued a new accounting standard which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangible assets. The accounting standard states that an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that the indefinite-lived intangible asset is impaired. This standard was effective for the Company beginning February 1, 2013. As the Company currently has no material indefinite-lived intangible assets, other than goodwill, this standard had no impact on the Company's consolidated financial position, income, comprehensive income and cash flows.
In February 2013, the FASB issued an accounting standard which requires an entity to provide additional information regarding the amounts reclassified out of accumulated other comprehensive income by component, the income statement line item to which the reclassification was made and if applicable, cross-referenced to related footnote disclosures. The accounting standard was effective for the Company beginning with the quarter ending April 30, 2013. As the requirements of this standard are disclosure only, there was no impact on the Company's consolidated financial position, income, comprehensive income or cash flows.
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
In July 2013, the FASB issued an accounting standard which requires presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied prospectively. The Company currently follows the guidance and this update will have no impact on its financial statement disclosures.

NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 21, 2013, the Company announced that it would restate previously issued quarterly and audited annual financial statements to correct accounting improprieties involving vendor accounting within the Company's primary operating subsidiary in the UK. The Company further stated that financial statements as of and for the fiscal years ended 2011, 2012, and 2013 and each of the fiscal quarters in 2011, 2012 and 2013 should no longer be relied upon. Thereafter, the Audit Committee initiated an independent investigation by outside counsel, to review certain of the Company’s accounting practices throughout Europe. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The Audit Committee has completed its investigation and has identified certain accounting irregularities in the UK subsidiary and certain other European subsidiaries. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January, 31, 2013, filed with the SEC on February 5, 2014, the Company has restated its financial statements as of January 31, 2012, for the fiscal years ended January 31, 2011 and 2012 and as of and for the fiscal 2013 quarters ended April 30, 2012, July 31, 2012 and October 31, 2012.
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

•
Improper recognition of net foreign currency exchange losses, which resulted in an overstatement of cost of goods sold during fiscal 2013. Multiple accounts on the balance sheet were affected during this period.

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

•
Reclassification of gains (losses) on investments related to the Company’s nonqualified deferred compensation plan, which had no impact on previously reported pre-tax or net income. This reclassification impacted selling, general and administrative expenses and other (income) expense, net.

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
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Supplemental Procedures and other activities in connection with the restatement. During the first quarter of fiscal 2014, the Company has incurred approximately $3.0 million of restatement expenses which are recorded in "restatement expenses" in the accompanying Consolidated Statement of Income. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
The following tables present the impact of the restatement on the Company’s previously issued consolidated financial statements.

Consolidated Statement of Income

	Three months ended April 30, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$5,895,561	$14,502	(1)	$5,910,063
Cost of products sold	5,575,344	11,311	(1)	5,586,655
Gross profit	320,217	3,191	(2)	323,408
Selling, general and administrative expenses	239,324	1,626	(3)	240,950
Operating income	80,893	1,565		82,458
Interest expense	3,069	0		3,069
Other expense (income), net	1,344	(1,109)	(4)	235
Income before income taxes	76,480	2,674		79,154
Provision for income taxes	22,954	188	(5)	23,142
Consolidated net income	53,526	2,486		56,012
Net income attributable to noncontrolling interest	(1,834)	0		(1,834)
Net income attributable to shareholders of Tech Data Corporation	$51,692	$2,486		$54,178

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.26	$0.06		$1.32
Diluted	$1.24	$0.06		$1.30

(1) Net sales and cost of products sold adjustments primarily reflect the impact of sales cutoff errors that were not appropriately recorded based on the delivery terms.
(2) Gross profit adjustments primarily reflect the impact of both vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $3.7 million, and the reversal of an improper deferral of net foreign currency exchange losses in a European subsidiary of $0.4 million, partially offset by various other immaterial errors.
(3) Selling, general and administrative expenses include an adjustment to reclassify investment income of $1.1 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan to other expense (income), net and various other adjustments to correct immaterial errors.
(4) Other expense (income), net has been adjusted to reclassify investment income of $1.1 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(5) The provision for income taxes has been adjusted primarily to increase tax expense as a result of the increase in profit resulting from the restatement adjustments described herein.

Consolidated Statement of Comprehensive Income
	Three months ended April 30, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$53,526	$2,486	$56,012
Other comprehensive income:
Foreign currency translation adjustment	27,996	(825)	27,171
Total comprehensive income	81,522	1,661	83,183
Comprehensive income attributable to noncontrolling interest	(2,184)	0	(2,184)
Comprehensive income attributable to shareholders of Tech Data Corporation	$79,338	$1,661	$80,999

Consolidated Statement of Cash Flows
	Three Months Ended April 30, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Cash received from customers	$6,148,879	$274,770	$6,423,649
Cash paid to vendors and employees	(6,104,721)	(290,191)	(6,394,912)
Interest paid	(2,970)	0	(2,970)
Income taxes paid	(33,118)	0	(33,118)
Net cash used provided by (used in) operating activities	8,070	(15,421)	(7,351)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	0	(8,782)
Expenditures for property and equipment	(4,295)	(847)	(5,142)
Software development costs	(7,842)	(1,274)	(9,116)
Net cash used in investing activities	(20,919)	(2,121)	(23,040)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	2,714	0	2,714
Cash paid for purchase of treasury stock	(37,553)	0	(37,553)
Return of capital to joint venture partner	(4,646)	0	(4,646)
Net repayments on revolving credit loans	(17,369)	0	(17,369)
Principal payments on long-term debt	(127)	0	(127)
Excess tax benefit from stock-based compensation	4,497	0	4,497
Net cash used in financing activities	(52,484)	0	(52,484)
Effect of exchange rate changes on cash and cash equivalents	7,193	(1,051)	6,142
Net decrease in cash and cash equivalents	(58,140)	(18,593)	(76,733)
Cash and cash equivalents at beginning of year	505,178	(18,916)	486,262
Cash and cash equivalents at end of year	$447,038	$(37,509)	$409,529
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$51,692	$2,486	$54,178
Net income attributable to noncontrolling interest	1,834	0	1,834
Consolidated net income	53,526	2,486	56,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,397	0	13,397
Provision for losses on accounts receivable	356	50	406
Stock-based compensation expense	2,780	161	2,941
Excess tax benefit from stock-based compensation	(4,497)	0	(4,497)
Changes in operating assets and liabilities:
Accounts receivable	251,247	(32,498)	218,749
Inventories	(129,323)	11,463	(117,860)
Prepaid expenses and other assets	34,257	(2,430)	31,827
Accounts payable	(125,626)	(2,727)	(128,353)
Accrued expenses and other liabilities	(88,047)	8,074	(79,973)
Total adjustments	(45,456)	(17,907)	(63,363)
Net cash used provided by (used in) operating activities	$8,070	$(15,421)	$(7,351)

NOTE 3 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 7—Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2013			2012
				(As restated)
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per share attributable to shareholders of Tech Data Corporation - basic	$17,760	37,907	$0.47	$54,178	41,154	$1.32
Effect of dilutive securities:
Equity-based awards		264			445
Net income per share attributable to shareholders of Tech Data Corporation - diluted	$17,760	38,171	$0.47	$54,178	41,599	$1.30
At April 30, 2013, there were 9,456 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. At April 30, 2012, there were no equity-based compensation awards excluded from the computation of diluted earnings per share as there were no equity-based awards outstanding where the exercise price was greater than the average market price, thereby resulting in an antidilutive effect.

NOTE 4 — ACQUISITIONS
Acquisition of SDG
On November 1, 2012, the Company acquired several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price, which was finalized during the first quarter of fiscal 2014, of approximately $358 million. The acquired distribution companies were Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European value and broadline IT offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which the Company estimated would add incremental annual sales of approximately $500 million. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019. In connection with this amendment, while we expect the total sales during the extended term to be higher than originally forecast, we expect the incremental sales to be approximately $450 million to $475 million annually over six years versus the original forecast of $500 million annually over five years. SDG's results of operations are included in the Company's consolidated financial statements subsequent to the date of acquisition.

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
$358,000
The allocation of identifiable intangible assets is comprised of approximately $103.1 million related to customer and vendor relationship assets with an estimated useful life of ten years and approximately $31.2 million related to the preferred supplier agreement to be amortized over the five year life of the agreement. As discussed previously, in November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019.

The following table presents supplemental proforma information as if the SDG acquisition and the execution of the related preferred supplier agreement had both occurred at the beginning of fiscal 2012. The proforma results include business combination accounting effects from the acquisition including amortization of acquired intangible assets and interest expense associated with the issuance of our Senior Notes (as defined herein) due in September 2017 used to fund the acquisition. This proforma information does not reflect any impact from business synergies that may be achieved by the combined business, and is presented for comparative purposes only. It is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated on the date indicated or that may result in the future:

Three months ended April 30, 2012
(In thousands, unaudited)
Net sales
As reported (1)	$5,910,063
Proforma	$6,518,147

Net income attributable to shareholders of Tech Data Corporation
As reported (1)	$54,178
Proforma	$58,302
(1) As restated

NOTE 5 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	April 30, 2013	January 31, 2013
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(1,172)	(1,238)
Senior Notes, net	348,828	348,762
Capital leases	5,917	6,243
Other committed and uncommitted revolving credit facilities, average interest rate of 5.14% and 2.09% at April 30, 2013 and January 31, 2013, respectively, expiring on various dates through fiscal 2017	34,074	166,975
	388,819	521,980
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(34,609)	(167,522)
Total Long-term debt	$354,210	$354,458
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively (the “Senior Notes”). The debt issuance costs incurred in connection with the public offering will be amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, beginning on March 21, 2013 and ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2013. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $630.6 million and $690.6 million at April 30 and January 31, 2013, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at April 30, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $566.9 million at April 30, 2013 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $34.1 million outstanding on these facilities at April 30, 2013, at a weighted average interest rate of 5.14%, and $40.6 million outstanding on these facilities at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on its credit facilities is approximately $779.0 million, of which $34.1 million was outstanding at April 30, 2013. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. The Company has entered into waiver agreements with respect to these and other obligations within certain of the Company's credit facilities, including the Credit Agreement and Receivables Securitization Program, in connection with the Company’s restatement as discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.
At April 30, 2013, the Company had also issued standby letters of credit of $81.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 6 — INCOME TAXES

The Company's effective tax rate was 42.9% in the first quarter of fiscal 2014 and 29.2% in the first quarter of fiscal 2013. The increase in the effective rate for the first quarter of fiscal 2014 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.
On an absolute dollar basis, the provision for income taxes decreased 42.4% to $13.3 million for the first quarter of fiscal 2014 compared to $23.1 million in the same period of fiscal 2013 primarily due to a decrease in taxable earnings in certain countries in which the company operates.
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
The Company's future effective tax rates will continue to be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof.  The Company monitors the assumptions used in estimating the annual effective tax rate and makes adjustments, if required, throughout the year.  If actual results differ from the assumptions used in estimating the Company's annual effective income tax rates, future income tax expense could be materially affected.

In addition, the Company's income tax returns are subject to continuous examination by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes from these examinations to determine the adequacy of the Company's provision for income taxes. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of such accruals, the effective tax rate could be materially affected.

NOTE 7 — STOCK-BASED COMPENSATION
For the three months ended April 30, 2013 and 2012, the Company recorded $3.1 million and $2.9 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At April 30, 2013, the Company had awards outstanding from three equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at April 30, 2013. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the three months ended April 30, 2013 is as follows:

Shares
Outstanding at January 31, 2013	606,767
Vested	(212,098)
Canceled	(6,015)
Outstanding at April 30, 2013	388,654

A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the three months ended April 30, 2013 is as follows:

Shares
Outstanding at January 31, 2013	502,225
Exercised	(169,246)
Canceled	(1,033)
Outstanding at April 30, 2013	331,946
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 8 — SHAREHOLDERS’ EQUITY
The Company’s common share issuance activity for the three months ended April 30, 2013 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2013	21,436,566	$42.26
Shares of treasury stock reissued	(210,896)
Treasury stock balance at April 30, 2013	21,225,670	$42.26

There were no common shares repurchased by the Company during the first quarter of fiscal 2014. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
NOTE 9 — FAIR VALUE MEASUREMENTS
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

The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2013			January 31, 2013
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$5,160			$19,835

Liabilities
Foreign currency forward contracts		$8,355			$19,628
Acquisition-related contingent consideration			$9,497			$18,147
The Company's foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company's Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 10 – Derivative Instruments.
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During the first quarter of fiscal 2014, adjustments to the fair value of acquisition-related contingent consideration of $0.3 million were recorded as a component of "selling, general and administrative expenses" and $0.1 million were recorded to "other (income) expense, net" in the Company's Consolidated Statement of Income. Approximately $8.7 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2014.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net". The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses". The net realizable value of the Company's life insurance investments and related deferred compensation liability at April 30, 2013 was $36.4 million and $32.5 million, respectively.
The $350 million of Senior Notes discussed in Note 5 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $368.6 million at April 30, 2013, based upon quoted market information (level 1 criteria).
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
NOTE 10 — DERIVATIVE INSTRUMENTS
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
The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for products purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in cost of products sold would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in cost of products sold is not realized until the related inventory is sold.
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other (income) expense, net”, was a net foreign currency exchange gain of $16.9 million and a net foreign currency exchange loss of $3.5 million, respectively, for the three months ended April 30, 2013 and 2012. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's monthly average notional amounts of derivative financial instruments outstanding during the three months ended April 30, 2013 and 2012 were $2.1 billion and $1.7 billion, respectively, with average maturities of 28 days and 28 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 9 – Fair Value Measurements.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Synthetic Lease Facility
The Company has a synthetic lease facility with a group of financial institutions (the “Synthetic Lease”) under which the Company leases certain logistics centers and office facilities from a third-party lessor, which was set to expire in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.
During June 2013, we replaced the existing Synthetic Lease with a new lease agreement that expires in June 2018 (the "2013 Synthetic Lease"). The principal terms of the 2013 Synthetic Lease are substantially the same as the Synthetic Lease. Upon not less than 30 days' notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the 2013 Synthetic Lease are approximately $2.8 million per year.

The Synthetic Lease and the 2013 Synthetic Lease each contain covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 5 - Debt. The Company has entered into waiver agreements with respect to the Synthetic Lease and the 2013 Synthetic Lease in connection with the Company’s restatement discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2013 and January 31, 2013, the outstanding amount of guarantees under these arrangements totaled $29.5 million and $31.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s European subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Company increased its accrual by $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $54.2 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at April 30, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $29.7 million at April 30, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 12 — SEGMENT INFORMATION
Tech Data operates predominantly in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: the Americas (including North America and South America) and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company is reporting stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1—Business and Summary of Significant Accounting Policies.
Financial information by geographic segment is as follows:

	Three months ended April 30,
	2013	2012
		(As restated)
	(In thousands)
Net sales to unaffiliated customers
Americas (1)	$2,292,782	$2,457,488
Europe	3,854,975	3,452,575
Total	$6,147,757	$5,910,063

Operating income
Americas	$27,231	$49,778
Europe	11,891	35,621
Stock-based compensation expense	(3,091)	(2,941)
Total	$36,031	$82,458

Depreciation and amortization
Americas	$4,246	$3,782
Europe	13,721	9,615
Total	$17,967	$13,397

Capital expenditures
Americas	$1,697	$9,761
Europe	6,037	4,497
Total	$7,734	$14,258

	As of
	April 30, 2013	January 31, 2013
	(In thousands)
Identifiable assets
Americas	$1,787,264	$2,004,295
Europe	4,322,837	4,826,665
Total	$6,110,101	$6,830,960

Long-lived assets:
Americas (1)	$29,026	$30,492
Europe	52,055	53,903
Total	$81,081	$84,395

Goodwill & acquisition-related intangible assets, net:
Americas	$2,966	$2,966
Europe	392,671	409,534
Total	$395,637	$412,500
(1) Net sales to unaffiliated customers in the United States represented 83% and 82%, respectively, of the total Americas' net sales to unaffiliated customers for the fiscal quarters ended April 30, 2013 and April 30, 2012. Total long-lived assets in the United States represented 90% of the Americas' total long-lived assets at both April 30, 2013 and January 31, 2013.

NOTE 13 — SUBSEQUENT EVENT
Legal Settlement
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the third quarter of fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $22.9 million, net of all attorney fees and expenses. During the fourth quarter of fiscal 2014, the Company reached a settlement agreement with an additional manufacturer in the amount of approximately $12.6 million, net of estimated attorney fees and expenses. As each of these settlement agreements represents a subsequent event in relation to a gain contingency, the amounts will be recorded as a reduction of operating expenses in the third and fourth quarters of fiscal 2014.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information presented in this Item 2 reflects the impact of the restatement as more fully described in Note 2 of Notes to Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2013 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. In addition, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. Excluding our most recent acquisition discussed below, more than 90% of the Company's net sales are on one common IT platform, which we believe will give Tech Data significant competitive advantages in providing greater supply chain opportunities by expanding our value-added services to our customers, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
In addition to superior execution, our strategy includes ongoing diversification and realignment of our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in specialty areas, including the data center, software, mobility and consumer electronics, which collectively now comprise more than 50% of our consolidated net sales.

On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group, the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. The acquired distribution companies were Specialist Distribution Group (SDG) Limited; ETC Metrologie SARL; Best’Ware France SA; ETC Africa SAS and SDG BV (collectively “SDG”). SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. We believe the acquisition of SDG supports our diversification strategy by strengthening our European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of five years, which we estimated would add incremental annual sales of approximately $500 million. In November 2013, the preferred supplier agreement was amended to extend the term of the agreement from five years to six years, expiring in January 2019. In connection with this amendment, while we expect the total sales during the extended term to be higher than originally forecast, we expect the incremental sales to be approximately $450 million to $475 million annually over six years versus the original forecast of $500 million annually over five years.
Another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow not only within our European mobility business but also within our consumer electronics and other businesses in both geographies. Our evolving mix of products, services, customers and geographies is important in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and has delivered solid operating results and returns on invested capital in both the Americas and Europe for several years. While we initially experienced some performance degradation, we continue to believe that in the long-term our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services.
In addition, we diligently monitor the factors that we can control, including our management of costs, working capital and capital spending. We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2013, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 17%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2013 and 2012:

	Three months ended April 30, 2013		Three months ended April 30, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Net sales by geographic region ($ in thousands):
Americas	$2,292,782	37.3%	$2,457,488	41.6%
Europe	3,854,975	62.7	3,452,575	58.4
Total	$6,147,757	100.0%	$5,910,063	100.0%

		Three months ended April 30, 2013		Three months ended April 30, 2012
Year-over-year (decrease) increase in net sales (%):
Americas (US$)		(6.7)%		(2.2)%
Europe (US$)		11.7%		(5.2)%
Europe (Euro)		12.6%		0.9%
Total (US$)		4.0%		(4.0)%

	Three months ended April 30, 2013		Three months ended April 30, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Operating income ($ in thousands):
Americas	$27,231	1.19%	$49,778	2.03%
Europe	11,891	0.31%	35,621	1.03%
Stock-based compensation expense	(3,091)	(0.05)%	(2,941)	(0.05)%
Total	$36,031	0.59%	$82,458	1.40%

	Three months ended April 30, 2013		Three months ended April 30, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Non-GAAP operating income ($ in thousands):
Americas	$28,991	1.26%	$49,778	2.03%
Europe	20,373	0.53%	38,966	1.13%
Stock-based compensation expense	(3,091)	(0.05)%	(2,941)	(0.05)%
Total	$46,273	0.75%	$85,803	1.45%
For the first quarter of fiscal 2014, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $7.2 million and restatement expenses of $1.8 million in the Americas and $1.3 million in Europe. For the first quarter of fiscal 2013, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $3.3 million. Management believes that this non-GAAP measure is useful to investors because it provides a meaningful comparison of our performance between periods.

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 22% and 11%, respectively, of our net sales for the first quarter of fiscal 2014. There were no other vendors or any customers that exceeded 10% of our consolidated net sales during the first quarter of fiscal 2014.
The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2013 and 2012, as follows:

	Three months ended April 30,
	2013	2012

Net sales	100.00%	100.00%
Cost of products sold	94.76	94.53
Gross profit	5.24	5.47
Operating expenses:
Selling, general and administrative expenses	4.60	4.07
Restatement expenses	0.05	0.00
	4.65	4.07
Operating income	0.59	1.40
Interest expense	0.12	0.05
Other (income) expense, net	(0.04)	0.01
Income before income taxes	0.51	1.34
Provision for income taxes	0.22	0.39
Consolidated net income	0.29	0.95
Net income attributable to noncontrolling interest	0.00	(0.03)
Net income attributable to shareholders of Tech Data Corporation	0.29%	0.92%
Three months ended April 30, 2013 and 2012
Net Sales
Our consolidated net sales were $6.1 billion in the first quarter of fiscal 2014, an increase of 4.0% when compared to the first quarter of fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our year-over-year net sales comparison by approximately nine percentage points and the weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately one percentage point. Excluding the net sales of SDG and the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately four percent in comparison with the same period of the prior fiscal year.
During the first quarter of fiscal 2014, net sales in the Americas were $2.3 billion, a decrease of 6.7% when compared to the first quarter of the prior-year. The decrease in net sales in the Americas is primarily due to a loss of market share following the implementation of certain modules of SAP in the second quarter of fiscal 2013 and lower sales in Canada due to a decline in government spending. During the first quarter of fiscal 2014, net sales in Europe were $3.9 billion, an increase of 11.7% when compared to the first quarter of the prior year (an increase of 12.6% on a euro basis). The increase in our European net sales (in euro) during the first quarter of fiscal 2014 compared to the same period of the prior fiscal year is primarily attributable to our acquisition of SDG. Excluding SDG, net sales in our “legacy” European operations decreased by approximately three percent (a decrease of approximately two percent on a euro basis) in comparison with the same period of the prior fiscal year, reflecting the weak economic conditions in certain countries and a decline in market share in several countries resulting from a focus on gross margin percentage.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the first quarter of fiscal 2014 was 5.24%, a decrease of 23 basis points compared to the 5.47% gross margin in the first quarter of fiscal 2013. The decrease in our year-over-year gross margin is primarily due to higher inventory costs in Europe during fiscal 2014 and the competitive environment as well as a change in product mix in the Americas.

Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales increased to 4.60% in the first quarter of fiscal 2014, compared to 4.07% in the first quarter of fiscal 2013. The year-over-year decline in operating leverage occurred in both Europe and the Americas. In Europe, the increase in SG&A as a percentage of net sales in the first quarter compared to the same period of the prior year is primarily attributable to the impact of the acquisition of SDG in the fourth quarter of fiscal 2013, a lack of leverage resulting from lower sales in our legacy European operations, as well as restructuring costs in our consumer electronics business. In the Americas, our decline in operating leverage was primarily due to the revenue declines in the U.S. and Canada as previously discussed above. In absolute dollars, SG&A increased $42.4 million in the first quarter of fiscal 2014 compared to the same period of the prior fiscal year. The increase in SG&A during the first quarter of fiscal 2014 is primarily attributable to SG&A and integration costs associated with the SDG acquisition in the fourth quarter of fiscal 2013.
Restatement expenses
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Company's supplemental procedures to assist in reviewing its financial statements and accounting practices, and other activities in connection with the restatement discussed further in Note 2 of Notes to Consolidated Financial Statements. During the first quarter of fiscal 2014, the Company incurred approximately $3.0 million of restatement expenses. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
Interest Expense
Interest expense increased 131.3% to $7.1 million in the first quarter of fiscal 2014 compared to $3.1 million for the same period of the prior fiscal year. The significant increase in interest expense in fiscal 2014 is primarily attributable to the $350.0 million, 3.75% Senior Notes issued in September 2012.
Other (Income) Expense, Net
Other (income) expense, net, consists primarily of (gains) losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains (losses) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, was approximately $2.2 million of income in the first quarter of fiscal 2014 compared to $0.2 million of expense in the first quarter of the prior fiscal year. The change in other (income) expense, net, during the first quarter of fiscal 2014 is primarily attributable to an increase in net foreign currency exchange gains on certain financing transactions, as compared to the same period of the prior fiscal year.
Provision for Income Taxes
Our effective tax rate was 42.9% in the first quarter of fiscal 2014 and 29.2% in the first quarter of fiscal 2013. The increase in the effective rate for the first quarter of fiscal 2014 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.
On an absolute dollar basis, the provision for income taxes decreased 42.4% to $13.3 million for the first quarter of fiscal 2014 compared to $23.1 million in the same period of fiscal 2013 primarily due to a decrease in taxable earnings in certain countries in which we operate.
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
Our future effective tax rates will continue to be affected by changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.
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

Net income attributable to noncontrolling interest
In September 2012, the Company completed the acquisition of our joint venture partner's fifty percent ownership interest in Brightstar Europe Limited ("BEL"), which was previously a consolidated joint venture between Tech Data and Brightstar. Net income attributable to noncontrolling interest was $1.8 million for the first quarter of fiscal 2013, which represents Brightstar's portion of the operating results of BEL for the respective period.
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

	Three months ended April 30,
	2013	2012
	(In thousands, except per share amounts)
		(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$36,031	$82,458
Restatement expenses (1)	3,023	0
Acquisition-related intangible assets amortization expense (2)	7,219	3,345
Non-GAAP operating income	$46,273	$85,803

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$17,760	$54,178
Restatement expenses, net of tax (1)	2,061	0
Acquisition-related intangible assets amortization expense, net of tax (2)	5,280	2,476
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$25,101	$56,654

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.47	$1.30
Restatement expenses, net of tax (1)	0.05	0.00
Acquisition-related intangible assets amortization expense, net of tax (2)	0.14	0.06
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.66	$1.36
(1) Fiscal 2014 non-GAAP operating income excludes restatement expenses. Fiscal 2014 non-GAAP net income excludes these expenses, net of the related tax effects.
(2) Fiscal 2014 and 2013 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2014 and 2013 non-GAAP net income excludes this expense, net of the related tax effects.
Liquidity and Capital Resources
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2013 and 2012:

	Three months ended April 30,
	2013	2012
	(In thousands)
		(As restated)
Net cash provided by (used in):
Operating activities	$134,221	$(7,351)
Investing activities	(1,209)	(23,040)
Financing activities	(137,798)	(52,484)
Effect of exchange rate changes on cash and cash equivalents	(9,251)	6,142
Net decrease in cash and cash equivalents	$(14,037)	$(76,733)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities. Another important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of April 30, 2013 and January 31, 2013:

	As of April 30,	As of January 31,
	2013	2013
Days of sales outstanding	41	39
Days of supply in inventory	34	29
Days of purchases outstanding	(50)	(47)
Cash conversion cycle (days)	25	21
Net cash provided by operating activities was $134.2 million in the first quarter of fiscal 2014 compared to $7.4 million of cash used in operating activities for the same period of the prior year. The increase in cash resulting from operating activities in the first quarter of fiscal 2014 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $1.2 million during the first quarter of fiscal 2014 is the result of $7.7 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe and $1.5 million of expenditures for the acquisition of a trademark in Europe, partially offset by $8.0 million of cash received related to the finalization of the SDG purchase price during the first quarter of fiscal 2014. We expect to make total capital expenditures of approximately $29.0 million during fiscal 2014 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $23.0 million during the first three months of fiscal 2013 is primarily the result of $14.3 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for installment payments on acquisitions made in the prior fiscal year.
Net cash used in financing activities of $137.8 million during the first quarter of fiscal 2014 is primarily the result of $133.3 million of net repayments on our revolving credit lines and $6.2 million of payments made on earn-outs related to prior years' acquisitions, partially offset by $1.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”).
Net cash used in financing activities of $52.5 million during the first three months of fiscal 2013 includes $37.6 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $17.4 million of net repayments on our revolving credit lines and $4.6 million for the return of capital to our former joint venture partner, partially offset by $2.7 million in proceeds received for the reissuance of treasury stock related to exercises of equity-based incentives and purchases made through our ESPP.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 17% at April 30, 2013. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
Our credit facilities contain various obligations, financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The Company has entered into waiver agreements with respect to these and other obligations within certain of the Company's credit facilities, including the Credit Agreement and Receivables Securitization Program (each as defined herein), in connection with the restatement of our financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
At April 30, 2013, we had approximately $326.5 million in cash and cash equivalents, of which $275.5 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively (the “Senior Notes”). The debt issuance costs incurred in connection with the public offering will be amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, beginning on March 21, 2013 and ending on the maturity date of September 21, 2017. We may, at our option, redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2013 and there was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at April 30, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $566.9 million at April 30, 2013 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $34.1 million outstanding on these facilities at April 30, 2013, at a weighted average interest rate of 5.14%, and $40.6 million outstanding at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $779.0 million, of which $34.1 million was outstanding at April 30, 2013. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At April 30, 2013, we were in compliance with all such financial covenants; however, as discussed above, the Company has entered into waiver agreements with certain of its financial counterparties in connection with the restatement of our financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.
At April 30, 2013, we had also issued standby letters of credit of $81.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect on the sold accounts receivable. At April 30, 2013 and January 31, 2013, the Company had a total of $213.0 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the first quarter of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.6 million and $0.5 million, respectively, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.
Off-Balance Sheet Arrangements
Synthetic Lease Facility
We have a synthetic lease facility with a group of financial institutions (the "Synthetic Lease") under which we lease certain logistics centers and office facilities from a third-party lessor, which was set to expire in June 2013. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.
During June 2013, we replaced the existing Synthetic Lease with a new lease agreement that expires in June 2018 (the "2013 Synthetic Lease"). The principal terms of the 2013 Synthetic Lease are substantially the same as the Synthetic Lease. Upon not less than 30 days' notice, we may, at our option, purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the 2013 Synthetic Lease are approximately $2.8 million per year.
The Synthetic Lease and the 2013 Synthetic Lease each contain covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 5 of Notes to Consolidated Financial Statements. The Company has entered into waiver agreements with respect to the Synthetic Lease and the 2013 Synthetic Lease in connection with the Company’s restatement as more fully described in Note 2 of Notes to Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of April 30, 2013 and January 31, 2013, the aggregate amount of guarantees under these arrangements totaled $29.5 million and $31.3 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. No material changes have occurred in our market risks since January 31, 2013.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2013. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2013.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
As reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we are engaged in remedial actions relating to our reported material weaknesses in internal control over financial reporting. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, management identified the following material weaknesses in internal control over financial reporting: (i) inadequate control environment in the primary operating subsidiary in the UK and two other European subsidiaries; (ii) inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America; (iii) inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting; and (iv) inadequate anti-fraud program controls and monitoring.

PART II

ITEM 1.	Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $54.2 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at April 30, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $29.7 million at April 30, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
In connection with the restatement of our prior financial statements, the Securities and Exchange Commission ("SEC") has requested information from the Company with respect to these matters. The Company is cooperating with the SEC’s request for information.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds
Not applicable.

ITEM 3.    Defaults Upon Senior Securities
Not applicable.

ITEM 4.     Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information
Annual Shareholders’ Meeting
The 2014 annual meeting of shareholders will be held on June 4, 2014. At the meeting, the Company will elect directors, ratify the appointment of the Company’s independent registered public accounting firm and conduct such other business as may properly come before the annual meeting.
Rule 14a-8 Proposal Deadline
In accordance with Rule 14a-8 under the Exchange Act, shareholder proposals for inclusion in the proxy or related materials for the 2014 annual meeting of shareholders must be delivered to, or mailed to, and received by Secretary, Tech Data Corporation, 5350 Tech Data Drive, Clearwater, Florida, 33760 on or before the close of business on March 13, 2014. Shareholder proposals must comply with the requirements of Rule 14a-8.
Bylaws Advance Notice Deadline
Shareholders who want to bring a nominee for director or other business before the 2014 annual meeting of shareholders, other than through a shareholder proposal pursuant to the SEC’s rules described above, must notify the Secretary of the Company in writing and provide the information required by the provision of our Bylaws dealing with advance notice of shareholder proposals. In accordance with the requirements for advance notice set forth in the Company’s Bylaws, shareholders must provide notice in writing that must be delivered to, or mailed to, and received by Secretary, Tech Data Corporation, 5350 Tech Data Drive, Clearwater, Florida, 33760 on or before the close of business on March 7, 2014. Such notices must comply with the requirements of the Company’s Bylaws, including the information required by the provisions of the Company’s Bylaws dealing with advance notice of shareholder proposals.
The Company’s bylaws are available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor. Information on the Company’s website is not incorporated into this Form 10-Q or the Company’s other securities filings and is not a part of them.

ITEM 6.	Exhibits

(a)	Exhibits

10-BBs	Waiver Agreement to the Third Amended and Restated Participation Agreement, Third Amended and Restated Lease Agreement and Third Amended and Restated Credit Agreement, dated as of April 30, 2013
10-BBt	Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of April 29, 2013
10-BBu	Waiver Agreement to the Credit Agreement, dated as of April 30, 2013
31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2013 and January 31, 2013; (ii) Consolidated Statement of Income for the three months ended April 30, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three months ended April 30, 2013 and 2012; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, detail tagged.

 __

(1)  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	February 25, 2014
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	February 25, 2014
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	February 25, 2014
Joseph B. Trepani