Form 10-Q
period 2013-07-31
TECH DATA CORP
filed 2014-02-25
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013

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

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2013

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

The filing of this Quarterly Report on Form 10-Q of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) for the three and six months ended July 31, 2013 was delayed pending the completion of an internal investigation of certain of the Company’s accounting practices. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The internal investigation and Supplemental Procedures have now been completed.
In this Quarterly Report on Form 10-Q, we present for comparison restated consolidated financial statements for the three and six months ended July 31, 2012 (the “Restated Period”). Investors should review the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which was filed on February 5, 2014, and should not rely on any other previously filed reports, earnings releases or similar communications relating to the Restated Period. We have not amended any previously filed reports.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	July 31,	January 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$586,840	$340,564
Accounts receivable, less allowances of $58,123 and $58,284	2,777,486	3,215,920
Inventories	2,038,957	2,254,510
Prepaid expenses and other assets	180,866	334,431
Total current assets	5,584,149	6,145,425
Property and equipment, net	79,295	84,395
Other assets, net	570,627	601,140
Total assets	$6,234,071	$6,830,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,298,206	$3,657,251
Accrued expenses and other liabilities	529,971	620,167
Revolving credit loans and current maturities of long-term debt, net	41,241	167,522
Total current liabilities	3,869,418	4,444,940
Long-term debt, less current maturities	354,186	354,458
Other long-term liabilities	107,731	113,193
Total liabilities	4,331,335	4,912,591
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at July 31, 2013 and January 31, 2013	89	89
Additional paid-in capital	671,692	680,715
Treasury stock, at cost (21,188,106 and 21,436,566 shares at July 31, 2013 and January 31, 2013)	(895,400)	(905,900)
Retained earnings	1,845,813	1,813,358
Accumulated other comprehensive income	280,542	330,107
Total shareholders' equity	1,902,736	1,918,369
Total liabilities and shareholders' equity	$6,234,071	$6,830,960
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
		(As restated) (1)		(As restated) (1)
Net sales	$6,327,476	$5,968,419	$12,475,233	$11,878,482
Cost of products sold	6,011,636	5,665,826	11,836,979	11,252,481
Gross profit	315,840	302,593	638,254	626,001
Operating expenses:
Selling, general and administrative expenses	275,018	242,282	558,378	483,232
Restatement expenses (Note 2)	10,963	0	13,986	0
	285,981	242,282	572,364	483,232
Operating income	29,859	60,311	65,890	142,769
Interest expense	6,219	3,422	13,317	6,491
Other expense (income), net	654	1,812	(1,510)	2,047
Income before income taxes	22,986	55,077	54,083	134,231
Provision for income taxes	8,291	16,550	21,628	39,692
Consolidated net income	14,695	38,527	32,455	94,539
Net income attributable to noncontrolling interest	0	(3,828)	0	(5,662)
Net income attributable to shareholders of Tech Data Corporation	$14,695	$34,699	$32,455	$88,877
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$0.39	$0.89	$0.85	$2.22
Diluted	$0.38	$0.89	$0.85	$2.20
Weighted average common shares outstanding:
Basic	38,043	38,826	37,976	39,977
Diluted	38,180	39,055	38,177	40,314
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
		(As restated) (1)		(As restated) (1)
Consolidated net income	$14,695	$38,527	$32,455	$94,539
Other comprehensive loss:
Foreign currency translation adjustment	(1,956)	(111,143)	(49,565)	(83,972)
Total comprehensive income (loss)	12,739	(72,616)	(17,110)	10,567
Comprehensive income attributable to noncontrolling interest	0	(1,758)	0	(3,942)
Comprehensive income (loss) attributable to shareholders of Tech Data Corporation	$12,739	$(74,374)	$(17,110)	$6,625
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2013	2012
		(As restated) (1)
Cash flows from operating activities:
Cash received from customers	$13,484,962	$12,609,784
Cash paid to vendors and employees	(13,042,982)	(12,555,920)
Interest paid, net	(11,731)	(5,516)
Income taxes paid	(37,989)	(65,004)
Net cash provided by (used in) operating activities	392,260	(16,656)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	8,044	(8,782)
Acquisition of trademark	(1,519)	0
Expenditures for property and equipment	(7,115)	(8,422)
Software and software development costs	(7,819)	(14,844)
Net cash used in investing activities	(8,409)	(32,048)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,139	3,037
Cash paid for purchase of treasury stock	0	(180,781)
Return of capital to joint venture partner	0	(9,074)
Acquisition earn-out payment	(6,183)	0
Net repayments on revolving credit loans	(125,676)	(9,764)
Principal payments on long-term debt	(261)	(247)
Excess tax benefit from stock-based compensation	894	4,915
Net cash used in financing activities	(130,087)	(191,914)
Effect of exchange rate changes on cash and cash equivalents	(7,488)	(10,242)
Net increase (decrease) in cash and cash equivalents	246,276	(250,860)
Cash and cash equivalents at beginning of year	340,564	486,262
Cash and cash equivalents at end of period	$586,840	$235,402
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$32,455	$88,877
Net income attributable to noncontrolling interest	0	5,662
Consolidated net income	32,455	94,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,075	26,590
Provision for losses on accounts receivable	7,070	5,330
Stock-based compensation expense	5,318	6,607
Accretion of debt discount on Senior Notes	132	0
Excess tax benefits from stock-based compensation	(894)	(4,915)
Changes in operating assets and liabilities:
Accounts receivable	357,085	138,323
Inventories	177,381	(59,422)
Prepaid expenses and other assets	130,485	(4,584)
Accounts payable	(287,967)	(105,328)
Accrued expenses and other liabilities	(64,880)	(113,796)
Total adjustments	359,805	(111,195)
Net cash provided by (used in) operating activities	$392,260	$(16,656)

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2013, its consolidated statements of income and comprehensive income for the three and six months ended July 31, 2013 and 2012, and its consolidated cash flows for the six months ended July 31, 2013 and 2012.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2013 and January 31, 2013, the Company had a total of $208.3 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the second quarters of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.7 million and $0.5 million, respectively, and during the first half of fiscal 2014 and 2013, discount fees recorded under these facilities were $1.4 million and $0.9 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and six months ended July 31, 2013 and 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2014.

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
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Supplemental Procedures and other activities in connection with the restatement. During the three and six months ended July 31, 2013, the Company has incurred approximately $11.0 million and $14.0 million of restatement expenses, respectively, which are recorded in "restatement expenses" in the accompanying Consolidated Statement of Income. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
The following tables present the impact of the restatement on the Company’s previously issued consolidated financial statements.

Consolidated Statement of Income

	Three months ended July 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$5,961,500	$6,919	(1)	$5,968,419
Cost of products sold	5,660,256	5,570	(1)	5,665,826
Gross profit	301,244	1,349	(2)	302,593
Selling, general and administrative expenses	241,988	294		242,282
Operating income	59,256	1,055		60,311
Interest expense	3,422	0		3,422
Other expense (income), net	1,178	634	(3)	1,812
Income before income taxes	54,656	421		55,077
Provision for income taxes	16,370	180	(4)	16,550
Consolidated net income	38,286	241		38,527
Net income attributable to noncontrolling interest	(3,828)	0		(3,828)
Net income attributable to shareholders of Tech Data Corporation	$34,458	$241		$34,699

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.89	$0.00		$0.89
Diluted	$0.88	$0.01		$0.89

(1) Net sales and cost of products sold adjustments primarily reflect the impact of sales cutoff errors that were not appropriately recorded based on the delivery terms.
(2) Gross profit adjustments primarily reflect the impact of both vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $2.3 million, and the reversal of an improper deferral of net foreign currency exchange losses in a European subsidiary of $0.2 million, partially offset by various other immaterial errors.
(3) Other expense (income), net has been adjusted to reclassify investment losses of $0.6 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(4) The provision for income taxes has been adjusted primarily to increase the tax expense as a result of the increase in profit resulting from the restatement adjustments described herein.

	Six months ended July 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$11,857,061	$21,421	(1)	$11,878,482
Cost of products sold	11,235,600	16,881	(1)	11,252,481
Gross profit	621,461	4,540	(2)	626,001
Selling, general and administrative expenses	481,312	1,920	(3)	483,232
Operating income	140,149	2,620		142,769
Interest expense	6,491	0		6,491
Other expense (income), net	2,522	(475)	(4)	2,047
Income before income taxes	131,136	3,095		134,231
Provision for income taxes	39,324	368	(5)	39,692
Consolidated net income	91,812	2,727		94,539
Net income attributable to noncontrolling interest	(5,662)	0		(5,662)
Net income attributable to shareholders of Tech Data Corporation	$86,150	$2,727		$88,877
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$2.15	$0.07		$2.22
Diluted	$2.14	$0.06		$2.20

(1) Net sales and cost of products sold adjustments primarily reflect the impact of sales cutoff errors that were not appropriately recorded based on the delivery terms.
(2) Gross profit adjustments primarily reflect the impact of both vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $5.9 million, and the reversal of an improper deferral of net foreign currency exchange losses in a European subsidiary of $0.6 million, partially offset by various other immaterial errors.
(3) Selling, general and administrative expenses include an adjustment to reclassify investment income of $0.5 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan to other expense (income), net and various other adjustments to correct immaterial errors.
(4) Other expense (income), net has been adjusted to reclassify investment income of $0.5 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(5) The provision for income taxes has been adjusted primarily to increase tax expense as a result of the increase in profit resulting from the restatement adjustments described herein.

Consolidated Statement of Comprehensive Income
	Three months ended July 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$38,286	$241	$38,527
Other comprehensive loss:
Foreign currency translation adjustment	(111,257)	114	(111,143)
Total comprehensive loss	(72,971)	355	(72,616)
Comprehensive income attributable to noncontrolling interest	(1,758)	0	(1,758)
Comprehensive loss attributable to shareholders of Tech Data Corporation	$(74,729)	$355	$(74,374)

	Six months ended July 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Consolidated net income	$91,812	$2,727	$94,539
Other comprehensive loss:
Foreign currency translation adjustment	(83,261)	(711)	(83,972)
Total comprehensive income	8,551	2,016	10,567
Comprehensive income attributable to noncontrolling interest	(3,942)	0	(3,942)
Comprehensive income attributable to shareholders of Tech Data Corporation	$4,609	$2,016	$6,625

Consolidated Statement of Cash Flows
	Six months ended July 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Cash received from customers	$12,030,773	$579,011	$12,609,784
Cash paid to vendors and employees	(11,956,158)	(599,762)	(12,555,920)
Interest paid, net	(5,516)	0	(5,516)
Income taxes paid	(65,004)	0	(65,004)
Net cash provided by (used in) operating activities	4,095	(20,751)	(16,656)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	0	(8,782)
Expenditures for property and equipment	(6,758)	(1,664)	(8,422)
Software development costs	(13,570)	(1,274)	(14,844)
Net cash used in investing activities	(29,110)	(2,938)	(32,048)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	3,037	0	3,037
Cash paid for purchase of treasury stock	(180,781)	0	(180,781)
Return of capital to joint venture partner	(9,074)	0	(9,074)
Net repayments on revolving credit loans	(9,764)	0	(9,764)
Principal payments on long-term debt	(247)	0	(247)
Excess tax benefit from stock-based compensation	4,915	0	4,915
Net cash used in financing activities	(191,914)	0	(191,914)
Effect of exchange rate changes on cash and cash equivalents	(10,616)	374	(10,242)
Net decrease in cash and cash equivalents	(227,545)	(23,315)	(250,860)
Cash and cash equivalents at beginning of year	505,178	(18,916)	486,262
Cash and cash equivalents at end of year	$277,633	$(42,231)	$235,402
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income attributable to shareholders of Tech Data Corporation	$86,150	$2,727	$88,877
Net income attributable to noncontrolling interest	5,662	0	5,662
Consolidated net income	91,812	2,727	94,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,590	0	26,590
Provision for losses on accounts receivable	5,241	89	5,330
Stock-based compensation expense	6,682	(75)	6,607
Accretion of debt discount on Senior Notes and convertible senior debentures	0	0	0
Excess tax benefit from stock-based compensation	(4,915)	0	(4,915)
Changes in operating assets and liabilities:
Accounts receivable	180,171	(41,848)	138,323
Inventories	(59,537)	115	(59,422)
Prepaid expenses and other assets	(5,552)	968	(4,584)
Accounts payable	(117,813)	12,485	(105,328)
Accrued expenses and other liabilities	(118,584)	4,788	(113,796)
Total adjustments	(87,717)	(23,478)	(111,195)
Net cash provided by (used in) operating activities	$4,095	$(20,751)	$(16,656)

NOTE 3— EARNINGS PER SHARE (“EPS”)
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

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
		(As restated)		(As restated)

Net income attributable to shareholders of Tech Data Corporation	$14,695	$34,699	$32,455	$88,877

Weighted-average common shares - basic	38,043	38,826	37,976	39,977
Effect of dilutive securities:
Equity-based awards	137	229	201	337
Weighted-average common shares - diluted	38,180	39,055	38,177	40,314

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$0.39	$0.89	$0.85	$2.22
Diluted	$0.38	$0.89	$0.85	$2.20

At July 31, 2013 and 2012, there were 6,236 shares and 9,456 shares respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

	Three months ended July 31, 2012	Six months ended July 31, 2012
	(In thousands, unaudited)
Net sales
As reported (1)	$5,968,419	$11,878,482
Proforma	$6,538,538	$13,056,685

Net income attributable to shareholders of Tech Data Corporation
As reported (1)	$34,699	$88,877
Proforma	$36,264	$94,566
(1) As restated

NOTE 5 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	July 31, 2013	January 31, 2013
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(1,105)	(1,238)
Senior Notes, net	348,895	348,762
Capital leases	5,837	6,243
Other committed and uncommitted revolving credit facilities, average interest rate of 4.40% and 2.09% at July 31, 2013 and January 31, 2013, respectively, expiring on various dates through fiscal 2017	40,695	166,975
	395,427	521,980
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(41,241)	(167,522)
Total Long-term debt	$354,186	$354,458
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2013. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $702.9 million and $690.6 million at July 31 and January 31, 2013, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at July 31, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $539.5 million at July 31, 2013 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $40.7 million outstanding on these facilities at July 31, 2013, at a weighted average interest rate of 4.40% and $40.6 million outstanding on these facilities at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on its credit facilities is approximately $780.6 million, of which $40.7 million was outstanding at July 31, 2013. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. The Company has entered into waiver agreements with respect to these and other obligations within certain of the Company's credit facilities, including the Credit Agreement and Receivables Securitization Program, in connection with the Company’s restatement as discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.
At July 31, 2013, the Company had also issued standby letters of credit of $82.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 6 — INCOME TAXES
The Company's effective tax rate was 36.1% in the second quarter of fiscal 2014 and 30.0% in the second quarter of fiscal 2013. The Company's effective tax rate was 40.0% for the first semester of fiscal 2014 compared to 29.6% for the same period of the prior year. The increase in the effective rate for both the second quarter and first semester of fiscal 2014 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates, partially offset by a discrete tax benefit during the second quarter of fiscal 2014.
On an absolute dollar basis, the provision for income taxes decreased 49.9% to $8.3 million for the second quarter of fiscal 2014 compared to $16.6 million in the same period of fiscal 2013 and decreased 45.5% to $21.6 million for the first semester of fiscal 2014 compared to $39.7 million for the same period of the prior year. The decrease in the provision for income taxes in these periods was primarily due to a decrease in taxable earnings in certain countries in which the company operates.
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

NOTE 7 — STOCK-BASED COMPENSATION
For the six months ended July 31, 2013 and 2012, the Company recorded $5.3 million and $6.6 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At July, 31, 2013, the Company had awards outstanding from three equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at July 31, 2013. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the six months ended July 31, 2013 is as follows:

Shares
Outstanding at January 31, 2013	606,767
Vested	(262,061)
Canceled	(18,909)
Outstanding at July 31, 2013	325,797
A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the six months ended July 31, 2013 is as follows:

Shares
Outstanding at January 31, 2013	502,225
Exercised	(169,246)
Canceled	(1,514)
Outstanding at July 31, 2013	331,465
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 8 — SHAREHOLDERS’ EQUITY
The Company’s common share issuance activity for the six months ended July 31, 2013 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2013	21,436,566	$42.26
Shares of treasury stock reissued	(248,460)
Treasury stock balance at July 31, 2013	21,188,106	$42.26

There were no common shares repurchased by the Company during the first semester of fiscal 2014. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2013			January 31, 2013
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$12,250			$19,835

Liabilities
Foreign currency forward contracts		$23,454			$19,628
Acquisition-related contingent consideration			$9,760			$18,147
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
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During the six months ended July 31, 2013, adjustments to the fair value of acquisition-related contingent consideration of $0.4 million were recorded as a component of "selling, general and administrative expenses" and $0.3 million were recorded to "other expense (income), net" in the Company's Consolidated Statement of Income. Approximately $8.7 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2014.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at July 31, 2013 was $37.0 million and $33.4 million, respectively.
The $350 million of Senior Notes discussed in Note 5 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $358.8 million at July 31, 2013, based upon quoted market information (level 1 criteria).
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange gain of $3.6 million and a net foreign currency exchange loss of $8.2 million, respectively, for the three months ended July 31, 2013 and 2012 and a net foreign currency exchange gain of $20.5 million and a net foreign currency exchange loss of $11.7 million, respectively, for the six months ended July 31, 2013 and 2012. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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

The Company's monthly average notional amounts of derivative financial instruments outstanding during the second quarter of fiscal 2014 and 2013 were $2.0 billion and $1.6 billion, respectively, with average maturities of 29 days and 28 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2013 and January 31, 2013, the outstanding amount of guarantees under these arrangements totaled $46.2 million and $31.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s European subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Company increased its accrual by $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $55.0 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at July 31, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $26.1 million at July 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
		(As restated)		(As restated)
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas (1)	$2,624,546	$2,407,168	$4,917,328	$4,864,656
Europe	3,702,930	3,561,251	7,557,905	7,013,826
Total	$6,327,476	$5,968,419	$12,475,233	$11,878,482

Operating income
Americas	$31,988	$29,868	$59,219	$79,646
Europe	98	34,109	11,989	69,730
Stock-based compensation expense	(2,227)	(3,666)	(5,318)	(6,607)
Total	$29,859	$60,311	$65,890	$142,769

Depreciation and amortization
Americas	$4,251	$4,039	$8,497	$7,821
Europe	13,857	9,154	27,578	18,769
Total	$18,108	$13,193	$36,075	$26,590

Capital expenditures
Americas	$1,921	$4,204	$3,618	$13,965
Europe	5,279	4,804	11,316	9,301
Total	$7,200	$9,008	$14,934	$23,266

	As of
	July 31, 2013	January 31, 2013
	(In thousands)
Identifiable assets
Americas	$2,049,959	$2,004,295
Europe	4,184,112	4,826,665
Total	$6,234,071	$6,830,960

Long-lived assets:
Americas (1)	$27,639	$30,492
Europe	51,656	53,903
Total	$79,295	$84,395

Goodwill & acquisition-related intangible assets, net:
Americas	$2,966	$2,966
Europe	383,926	409,534
Total	$386,892	$412,500

(1) Net sales to unaffiliated customers in the United States represented 86% of the total Americas' net sales to unaffiliated customers for each of the fiscal quarters ended July 31, 2013 and July 31, 2012. Net sales to unaffiliated customers in the United States represented 85% and 84%, respectively, of the total Americas' net sales to unaffiliated customers for the six months ended July 31, 2013 and July 31, 2012. Total long-lived assets in the United States represented 90% of the Americas' total long-lived assets at both July 31, 2013 and January 31, 2013.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2013 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve through our ability to deliver solid operating results and returns on invested capital over the last several years. While we initially experienced some performance degradation, we continue to believe that in the long-term, our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services. A positive indicator supporting this belief can be seen during the second quarter of fiscal 2014, when our Americas business grew net sales by approximately 9% over the same period of the prior year. During this quarter, we began to gain back some of the market share we lost subsequent to the aforementioned SAP implementation. We believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. In addition, during the past twelve months, we have also begun to gain traction on leveraging the new SAP capabilities we have in the United States, as we have added new customers to our integrated supply chain services. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain optimistic about our ability to profitably grow this business.
In Europe, we have seen a decline in net sales within many of our countries, although this decline was mitigated by our acquisition of SDG, as discussed above. Our decline in the region can be attributed to a decline in overall demand due to weak economic conditions in certain countries, as well as a loss of market share in several countries resulting from competitive pressures and our desire to exit or not participate in certain business opportunities due to a lack of profitability or return on capital. We have refrained from taking corresponding cost reduction or other actions in the region due to the uncertainty of the economic situation in the various countries in which we operate, as well as our desire to remain focused on completing the integration of SDG and our mobility and consumer electronics businesses in Belgium and the Netherlands. We are monitoring our performance in the region and are continuing to evaluate our ability to regain the proper level of profitable market share as well as the need for cost reductions or other actions.
We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2013, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 17%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2013 and 2012:

	Three months ended July 31, 2013		Three months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Net sales by geographic region ($ in thousands):
Americas	$2,624,546	41.5%	$2,407,168	40.3%
Europe	3,702,930	58.5	3,561,251	59.7
Total	$6,327,476	100.0%	$5,968,419	100.0%

	Six months ended July 31, 2013		Six months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Net sales by geographic region ($ in thousands):
Americas	$4,917,328	39.4%	$4,864,656	41.0%
Europe	7,557,905	60.6	7,013,826	59.0
Total	$12,475,233	100.0%	$11,878,482	100.0%

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	9.0%	(6.4)%	1.1%	(4.3)%
Europe (US$)	4.0%	(2.2)%	7.8%	(3.7)%
Europe (Euro)	(0.4)%	11.9%	5.8%	6.3%
Total (US$)	6.0%	(4.0)%	5.0%	(4.0)%

	Three months ended July 31, 2013		Three months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Operating income ($ in thousands):
Americas	$31,988	1.22%	$29,868	1.24%
Europe	98	0.00%	34,109	0.96%
Stock-based compensation expense	(2,227)	(0.04)%	(3,666)	(0.06)%
Total	$29,859	0.47%	$60,311	1.01%

	Six months ended July 31, 2013		Six months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Operating income ($ in thousands):
Americas	$59,219	1.20%	$79,646	1.64%
Europe	11,989	0.16%	69,730	0.99%
Stock-based compensation expense	(5,318)	(0.04)%	(6,607)	(0.06)%
Total	$65,890	0.53%	$142,769	1.20%

	Three months ended July 31, 2013		Three months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Non-GAAP operating income ($ in thousands):
Americas	$34,994	1.33%	$29,868	1.24%
Europe	15,260	0.41%	37,292	1.05%
Stock-based compensation expense	(2,227)	(0.04)%	(3,666)	(0.06)%
Total	$48,027	0.76%	$63,494	1.06%

	Six months ended July 31, 2013		Six months ended July 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Non-GAAP operating income ($ in thousands):
Americas	$63,985	1.30%	$79,646	1.64%
Europe	35,633	0.47%	76,258	1.09%
Stock-based compensation expense	(5,318)	(0.04)%	(6,607)	(0.06)%
Total	$94,300	0.76%	$149,297	1.26%
For the second quarter of fiscal 2014, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $7.2 million and restatement expenses of $3.0 million in the Americas and $8.0 million in Europe. For the second quarter of fiscal 2013, non-GAAP operating income excludes acquisition-related intangible assets amortization expense in Europe of $3.2 million. For the first semester of fiscal 2014, non-GAAP operating income excludes acquisition-related intangible assets amortization expense in Europe of $14.4 million and restatement expenses of $4.8 million in the Americas and $9.2 million in Europe. For the first semester of fiscal 2013, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $6.5 million. Management believes that this non-GAAP measure is useful to investors because it provides a meaningful comparison of our performance between periods.
We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 20% and 11%, respectively, of our net sales for the second quarter of fiscal 2014 and approximated 21% and 11%, respectively, of our net sales for the first six months of fiscal 2014. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the three and six months ended fiscal 2014.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and six months ended July 31, 2013 and 2012, as follows:

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.01	94.93	94.88	94.73
Gross profit	4.99	5.07	5.12	5.27
Operating expenses:
Selling, general and administrative expenses	4.35	4.06	4.48	4.07
Restatement expenses	0.17	0.00	0.11	0.00
	4.52	4.06	4.59	4.07
Operating income	0.47	1.01	0.53	1.20
Interest expense	0.10	0.06	0.11	0.05
Other expense (income), net	0.01	0.03	(0.01)	0.02
Income before income taxes	0.36	0.92	0.43	1.13
Provision for income taxes	0.13	0.27	0.17	0.33
Consolidated net income	0.23	0.65	0.26	0.80
Net income attributable to noncontrolling interest	0.00	(0.07)	0.00	(0.05)
Net income attributable to shareholders of Tech Data Corporation	0.23%	0.58%	0.26%	0.75%
Three and six months ended July 31, 2013 and 2012
Net Sales
Our consolidated net sales were $6.3 billion in the second quarter of fiscal 2014, an increase of 6.0% when compared to the second quarter of fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our year-over-year net sales comparison by approximately nine percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately five percent in comparison with the same period of the prior fiscal year. On a regional basis, during the second quarter of fiscal 2014, net sales in the Americas increased by 9.0% when compared to the second quarter of fiscal 2013 and increased by 4.0% in Europe (a decrease of 0.4% on a euro basis). Excluding SDG, net sales in our “legacy” European operations decreased by approximately 11 percent (a decrease of approximately 15 percent on a euro basis) in comparison with the same period of the prior fiscal year.
On a year-to-date basis, net sales were $12.5 billion during the first semester of fiscal 2014, an increase of 5.0% when compared to the first semester of fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our first semester year-over-year net sales comparison by approximately nine percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our first semester year-over-year net sales comparison by approximately one percentage point. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately five percent in comparison with the same period of the prior fiscal year. On a regional basis, during the first semester of fiscal 2014, net sales in the Americas increased by 1.1% when compared to the first semester of fiscal 2013 and increased by 7.8% in Europe (an increase of 5.8% on a euro basis). Excluding SDG, net sales in our legacy European operations decreased by approximately seven percent (a decrease of approximately nine percent on a euro basis) in comparison with the same period of the prior fiscal year.
The increase in net sales in the Americas during the second quarter of fiscal 2014 compared to the same period of the prior fiscal year is primarily attributable to a partial recovery of market share that we lost after we implemented the sales, inventory and credit management modules of SAP within our U.S. operations during the second quarter of fiscal 2013. The slight increase in our net sales in the Americas during the first semester of fiscal 2014 compared to the same period of the prior fiscal year can be attributed to our solid growth during the second quarter substantially offset by negative growth during the first quarter due to the aforementioned market share loss after we implemented the sales, inventory and credit management modules of SAP within our U.S. operations. The decline in our European net sales (in euro) within our legacy operations during the second quarter and first semester of fiscal 2014 compared to the same periods of the prior fiscal year is primarily due to weak economic conditions in certain countries and a decline in market share within several of our operations due to competitive pressures and our focus on gross margin percentage.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the second quarter of fiscal 2014 was 4.99%, a decrease of 8 basis points compared to the 5.07% gross margin in the second quarter of fiscal 2013. On a year-to-date basis, gross margin decreased to 5.12% for the first semester of fiscal 2014 compared to 5.27% in the comparable period of the prior fiscal year. The decrease in gross margin in the second quarter of fiscal 2014 compared to the same period of the prior year is primarily due to gross margin degradation in the Americas due to the competitive environment and a change in product mix. The decline in gross margin during the first semester of fiscal 2014 compared to the same period of the prior fiscal year is primarily due to the factors discussed above regarding the second quarter, as well as higher inventory costs in Europe, primarily in the first quarter of fiscal 2014.
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales increased to 4.35% in the second quarter of fiscal 2014, compared to 4.06% in the second quarter of fiscal 2013. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.48% compared to 4.07% in the first semester of the prior fiscal year. The increase in SG&A as a percentage of net sales in the second quarter and first semester of fiscal 2014 compared to the same periods of the prior year is primarily attributable to the impact of the acquisition of SDG in the fourth quarter of fiscal 2013 and the lack of leverage resulting from lower sales in our legacy operations in Europe.
In absolute dollars, SG&A increased by $32.7 million to $275.0 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and increased by $75.1 million to $558.4 million in the first semester of fiscal 2014 compared to the same period of the prior year. The increase in SG&A during the second quarter and first semester of fiscal 2014 compared to the same periods of the prior year is primarily attributable to SG&A and integration costs associated with the SDG acquisition in the fourth quarter of fiscal 2013.
Restatement expenses
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Company's supplemental procedures to assist in reviewing its financial statements and accounting practices, and other activities in connection with the restatement discussed further in Note 2 of Notes to Consolidated Financial Statements. During the second quarter and first semester of fiscal 2014, the Company incurred restatement expenses of approximately $11.0 million and $14.0 million, respectively. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
Interest Expense
Interest expense increased 81.7% to $6.2 million in the second quarter of fiscal 2014 compared to $3.4 million for the same period of the prior fiscal year. On a year-to-date basis, interest expense increased 105.2% to $13.3 million in the first semester of fiscal 2014 compared to $6.5 million in the first semester of the prior year. The significant increase in interest expense in fiscal 2014 is primarily attributable to the $350.0 million, 3.75% Senior Notes issued in September 2012.
Other Expense (Income), Net
Other expense (income), net consists primarily of losses (gains) on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange losses (gains) on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was $0.7 million of expense in the second quarter of fiscal 2014 compared to $1.8 million of expense in the second quarter of the prior year. On a year-to-date basis, other expense (income), net, was $1.5 million of income in the first semester of fiscal 2014 compared to $2.0 million of expense in the first semester of the prior year. The change in other expense (income), net, during the first semester of fiscal 2014 compared to the same period of the prior year is primarily attributable to an increase in gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan and an increase in net foreign currency exchange gains on certain financing transactions, as compared to the same period of the prior fiscal year.

Provision for Income Taxes
Our effective tax rate was 36.1% in the second quarter of fiscal 2014 and 30.0% in the second quarter of fiscal 2013. Our effective tax rate was 40.0% for the first semester of fiscal 2014 compared to 29.6% for the same period of the prior year. The increase in the effective rate for both the second quarter and first semester of fiscal 2014 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate, partially offset by a discrete tax benefit during the second quarter of fiscal 2014.
On an absolute dollar basis, the provision for income taxes decreased 49.9% to $8.3 million for the second quarter of fiscal 2014 compared to $16.6 million in the same period of fiscal 2013 and decreased 45.5% to $21.6 million for the first semester of fiscal 2014 compared to $39.7 million for the same period of the prior fiscal year. The decrease in the provision for income taxes in these periods was primarily due to a decrease in taxable earnings in certain countries in which we operate.
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
Our future effective tax rates will continue to be affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rates, future income tax expense could be materially affected.
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
Net income attributable to noncontrolling interest
In September 2012, the Company completed the acquisition of our joint venture partner's fifty percent ownership interest in Brightstar Europe Limited ("BEL"), which was previously a consolidated joint venture between Tech Data and Brightstar. Net income attributable to noncontrolling interest was $3.8 million for the second quarter of fiscal 2013 and $5.7 million for the first semester of fiscal 2013, which represents Brightstar's portion of the operating results of BEL for the respective periods.

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

	Three months ended July 31,
	2013	2012
	(In thousands, except per share amounts)
		(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$29,859	$60,311
Restatement expenses (1)	10,963	0
Acquisition-related intangible assets amortization expense (2)	7,205	3,183
Non-GAAP operating income	$48,027	$63,494

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$14,695	$34,699
Restatement expenses, net of tax (1)	7,886	0
Acquisition-related intangible assets amortization expense, net of tax (2)	5,270	2,357
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$27,851	$37,056

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.38	$0.89
Restatement expenses, net of tax (1)	0.21	0.00
Acquisition-related intangible assets amortization expense, net of tax (2)	0.14	0.06
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.73	$0.95
(1) Fiscal 2014 non-GAAP operating income excludes restatement expenses. Fiscal 2014 non-GAAP net income excludes these expenses of $11.0 million, net of the related tax effects.
(2) Fiscal 2014 and 2013 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2014 and 2013 non-GAAP net income excludes this expense, net of the related tax effects.

	Six months ended July 31,
	2013	2012
	(In thousands, except per share amounts)
		(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$65,890	$142,769
Restatement expenses (1)	13,986	0
Acquisition-related intangible assets amortization expense (2)	14,424	6,528
Non-GAAP operating income	$94,300	$149,297

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$32,455	$88,877
Restatement expenses, net of tax (1)	9,947	0
Acquisition-related intangible assets amortization expense, net of tax (2)	10,550	4,833
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$52,952	$93,710

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.85	$2.20
Restatement expenses, net of tax (1)	0.26	0.00
Acquisition-related intangible assets amortization expense, net of tax (2)	0.28	0.12
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$1.39	$2.32
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2013 and 2012:

	Six months ended July 31,
	2013	2012
	(In thousands)
		(As restated)
Net cash provided by (used in):
Operating activities	$392,260	$(16,656)
Investing activities	(8,409)	(32,048)
Financing activities	(130,087)	(191,914)
Effect of exchange rate changes on cash and cash equivalents	(7,488)	(10,242)
Net increase (decrease) in cash and cash equivalents	$246,276	$(250,860)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities. Another important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of July 31, 2013 and January 31, 2013:

	As of July 31,	As of January 31,
	2013	2013
Days of sales outstanding	40	39
Days of supply in inventory	31	29
Days of purchases outstanding	(50)	(47)
Cash conversion cycle (days)	21	21
Net cash provided by operating activities was $392.3 million in the first semester of fiscal 2014 compared to $16.7 million of cash used in operating activities for the same period of the prior year. The increase in cash resulting from operating activities in the first semester of fiscal 2014 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $8.4 million during the first semester of fiscal 2014 is primarily the result of $14.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $8.0 million of cash received related to the finalization of the SDG purchase price. We expect to make total capital expenditures of approximately $29.0 million during fiscal 2014 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $32.0 million during the first semester of fiscal 2013 is primarily the result of $23.3 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for installment payments on acquisitions made in the prior fiscal year.
Net cash used in financing activities of $130.1 million during the first semester of fiscal 2014 is primarily the result of $125.7 million of net repayments on our revolving credit lines and $6.2 million of payments made on earn-outs related to prior years' acquisitions, partially offset by $1.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”).
Net cash used in financing activities of $191.9 million during the first semester of fiscal 2013 includes $180.8 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $9.8 million of net repayments on our revolving credit lines and $9.1 million for the return of capital to our former joint venture partner, partially offset by $3.0 million in proceeds received for the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our ESPP.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 17% at July 31, 2013. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
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

At July 31, 2013, we had approximately $586.8 million in cash and cash equivalents, of which $440.5 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
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
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2013 and there was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at July 31, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $539.5 million at July 31, 2013 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $40.7 million and $40.6 million, respectively, outstanding on these facilities at July 31, 2013 and January 31, 2013, at weighted average interest rates of 4.40% and 4.76%, respectively.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $780.6 million, of which $40.7 million was outstanding at July 31, 2013. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At July 31, 2013, we were in compliance with all such financial covenants, however, as discussed above, the Company has entered into waiver agreements with certain of its financial counterparties in connection with the restatement of our financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.

At July 31, 2013, we had also issued standby letters of credit of $82.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2013 and January 31, 2013, the Company had a total of $208.3 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the second quarters of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.7 million and $0.5 million, respectively, and during the first half of fiscal 2014 and 2013, discount fees recorded under these facilities were $1.4 million and $0.9 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.
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
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of July 31, 2013 and January 31, 2013, the aggregate amount of guarantees under these arrangements totaled $46.2 million and $31.3 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. No material changes have occurred in our market risks since January 31, 2013.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2013. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2013.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
As reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we are engaged in remedial actions relating to our reported material weaknesses in internal control over financial reporting. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $55.0 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at July 31, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $26.1 million at July 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

ITEM 6.	Exhibits

(a)	Exhibits

10-BBv	Fourth Amended and Restated Lease Agreement, dated as of June 27, 2013
10-BBw	Fourth Amended and Restated Credit Agreement, dated as of June 27, 2013
10-BBx	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013
10-BBy	First Amendment to the Waiver Agreement to the Credit Agreement, dated as of July 29, 2013
10-BBz	Waiver Agreement to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of July 29, 2013
10-BBaa	First Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of July 29, 2013
10-BBab	Amendment Number 19 to Transfer and Administration Agreement dated as of August 12, 2013
31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2013 and January 31, 2013; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 31, 2013 and 2012; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, detail tagged.

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