Form 10-Q
period 2013-10-31
TECH DATA CORP
filed 2014-02-25
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

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

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2013

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

The filing of this Quarterly Report on Form 10-Q of Tech Data Corporation (“Tech Data,” “we,” “our,” “us,” or the “Company”) for the three and nine months ended October 31, 2013 was delayed pending the completion of an internal investigation of certain of the Company’s accounting practices. Concurrently, the Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices (the "Supplemental Procedures"). The internal investigation and Supplemental Procedures have now been completed.
In this Quarterly Report on Form 10-Q, we present for comparison restated consolidated financial statements for the three and nine months ended October 31, 2012 (the “Restated Period”). Investors should review the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which was filed on February 5, 2014, and should not rely on any other previously filed reports, earnings releases or similar communications relating to the Restated Period. We have not amended any previously filed reports.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31,	January 31,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471,025	$340,564
Accounts receivable, less allowances of $60,372 and $58,284	3,104,581	3,215,920
Inventories	2,262,179	2,254,510
Prepaid expenses and other assets	212,189	334,431
Total current assets	6,049,974	6,145,425
Property and equipment, net	78,358	84,395
Other assets, net	576,253	601,140
Total assets	$6,704,585	$6,830,960

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,614,749	$3,657,251
Accrued expenses and other liabilities	587,255	620,167
Revolving credit loans and current maturities of long-term debt, net	46,154	167,522
Total current liabilities	4,248,158	4,444,940
Long-term debt, less current maturities	354,235	354,458
Other long-term liabilities	108,780	113,193
Total liabilities	4,711,173	4,912,591
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at October 31, 2013 and January 31, 2013	89	89
Additional paid-in capital	673,059	680,715
Treasury stock, at cost (21,183,730 and 21,436,566 shares at October 31, 2013 and January 31, 2013)	(895,215)	(905,900)
Retained earnings	1,883,529	1,813,358
Accumulated other comprehensive income	331,950	330,107
Total shareholders' equity	1,993,412	1,918,369
Total liabilities and shareholders' equity	$6,704,585	$6,830,960
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
		(As restated) (1)		(As restated) (1)
Net sales	$6,373,564	$6,037,475	$18,848,797	$17,915,957
Cost of products sold	6,047,488	5,731,396	17,884,467	16,983,877
Gross profit	326,076	306,079	964,330	932,080
Operating expenses:
Selling, general and administrative expenses	270,131	242,484	828,509	725,716
Restatement expenses and LCD settlements, net (Note 1)	(7,935)	0	6,051	0
	262,196	242,484	834,560	725,716
Operating income	63,880	63,595	129,770	206,364
Interest expense	6,134	4,359	19,451	10,850
Other (income) expense, net	(410)	1,070	(1,920)	3,117
Income before income taxes	58,156	58,166	112,239	192,397
Provision for income taxes	20,440	14,106	42,068	53,798
Consolidated net income	37,716	44,060	70,171	138,599
Net income attributable to noncontrolling interest	0	(1,123)	0	(6,785)
Net income attributable to shareholders of Tech Data Corporation	$37,716	$42,937	$70,171	$131,814
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$0.99	$1.14	$1.85	$3.36
Diluted	$0.99	$1.13	$1.84	$3.33
Weighted average common shares outstanding:
Basic	38,060	37,765	38,004	39,234
Diluted	38,228	38,025	38,206	39,546
(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
		(As restated) (1)		(As restated) (1)
Consolidated net income	$37,716	$44,060	$70,171	$138,599
Other comprehensive income (loss):
Foreign currency translation adjustment	51,408	80,936	1,843	(3,036)
Total comprehensive income	89,124	124,996	72,014	135,563
Comprehensive income attributable to noncontrolling interest	0	(1,795)	0	(5,736)
Comprehensive income attributable to shareholders of Tech Data Corporation	$89,124	$123,201	$72,014	$129,827

(1) See Note 2 - Restatement of Consolidated Financial Statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2013	2012
		(As restated) (1)
Cash flows from operating activities:
Cash received from customers	$19,980,970	$18,885,398
Cash paid to vendors and employees	(19,640,516)	(18,783,465)
Interest paid, net	(20,252)	(8,238)
Income taxes paid	(54,229)	(75,629)
Net cash provided by operating activities	265,973	18,066
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	8,044	(8,782)
Acquisition of trademark	(1,519)	0
Expenditures for property and equipment	(10,405)	(12,500)
Software and software development costs	(10,532)	(19,371)
Net cash used in investing activities	(14,412)	(40,653)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,139	3,172
Cash paid for purchase of treasury stock	0	(180,781)
Repayments on long-term loans from joint venture partner	0	(49,549)
Acquisition of noncontrolling interest in joint venture	0	(117,220)
Return of capital to joint venture partner	0	(9,074)
Acquisition earn-out payment	(6,183)	0
Proceeds from issuance of Senior Notes, net of expense	0	345,810
Net (repayments) borrowings on revolving credit loans	(120,602)	17,412
Principal payments on long-term debt	(398)	(372)
Excess tax benefit from stock-based compensation	907	5,015
Net cash (used in) provided by financing activities	(125,137)	14,413
Effect of exchange rate changes on cash and cash equivalents	4,037	(4,702)
Net increase (decrease) in cash and cash equivalents	130,461	(12,876)
Cash and cash equivalents at beginning of year	340,564	486,262
Cash and cash equivalents at end of period	$471,025	$473,386
Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$70,171	$131,814
Net income attributable to noncontrolling interest	0	6,785
Consolidated net income	70,171	138,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,438	40,114
Provision for losses on accounts receivable	9,748	9,456
Stock-based compensation expense	6,949	10,152
Accretion of debt discount on Senior Notes	198	22
Excess tax benefits from stock-based compensation	(907)	(5,015)
Changes in operating assets and liabilities:
Accounts receivable	85,503	55,343
Inventories	(13,240)	(165,048)
Prepaid expenses and other assets	103,881	9,916
Accounts payable	(29,968)	16,734
Accrued expenses and other liabilities	(20,800)	(92,207)
Total adjustments	195,802	(120,533)
Net cash provided by operating activities	$265,973	$18,066
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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2013, its consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2013 and 2012, and its consolidated cash flows for the nine months ended October 31, 2013 and 2012.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. As of October 31, 2013 and January 31, 2013, the Company had a total of $190.4 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the third quarters of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.6 million and $0.8 million, respectively, and during the first nine months of fiscal 2014 and 2013, discount fees recorded under these facilities were $2.0 million and $1.7 million, respectively. These discount fees are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that more than one half of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2013 and 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2014.

Restatement expenses and LCD settlements, net
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Supplemental Procedures (as defined herein) and other activities in connection with the restatement discussed further in Note 2 - Restatement of Consolidated Financial Statements. During the third quarter and first nine months of fiscal 2014, the Company has incurred approximately $15.0 million and $29.0 million of restatement expenses, respectively, which are recorded in "restatement expenses and LCD settlements, net" in the Consolidated Statement of Income. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
Additionally, the Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the third quarter of fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $22.9 million, net of all attorney fees and expenses, which is recorded in "restatement expenses and LCD settlements, net" in the Consolidated Statement of Income for the third quarter and first nine months of fiscal 2014. During the fourth quarter of fiscal 2014, the Company reached a settlement agreement with an additional manufacturer in the amount of approximately $12.6 million, net of estimated attorney fees and expenses. As this settlement agreement represents a subsequent event in relation to a gain contingency, the amount will be recorded as a reduction of operating expenses in the fourth quarter of fiscal 2014.
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

The following tables present the impact of the restatement on the Company’s previously issued consolidated financial statements.

Consolidated Statement of Income

	Three months ended October 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$6,040,556	$(3,081)		$6,037,475
Cost of products sold	5,732,295	(899)		5,731,396
Gross profit	308,261	(2,182)	(1)	306,079
Selling, general and administrative expenses	238,715	3,769	(2)	242,484
Operating income	69,546	(5,951)		63,595
Interest expense	4,359	0		4,359
Other expense (income), net	2,044	(974)	(3)	1,070
Income before income taxes	63,143	(4,977)		58,166
Provision for income taxes	16,122	(2,016)	(4)	14,106
Consolidated net income	47,021	(2,961)		44,060
Net income attributable to noncontrolling interest	(1,123)	0		(1,123)
Net income attributable to shareholders of Tech Data Corporation	$45,898	$(2,961)		$42,937

Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.22	$(0.08)		$1.14
Diluted	$1.21	$(0.08)		$1.13

(1) Gross profit adjustments primarily reflect the impact of vendor accounting errors of $3.5 million, partially offset by various other immaterial errors.
(2) Selling, general and administrative expenses adjustments primarily reflect the impact of errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $2.9 million and an adjustment to reclassify investment income of $0.9 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan to other expense (income), net.
(3) Other expense (income), primarily includes an adjustment to reclassify investment income of $0.9 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(4) The provision for income taxes has been adjusted primarily to decrease tax expense as a result of the decrease in profit resulting from the restatement adjustments described herein.

	Nine months ended October 31, 2012
	As Previously Reported	Adjustments		As Restated
	(In thousands, except per share amounts)

Net sales	$17,897,617	$18,340	(1)	$17,915,957
Cost of products sold	16,967,895	15,982	(1)	16,983,877
Gross profit	929,722	2,358	(2)	932,080
Selling, general and administrative expenses	720,027	5,689	(3)	725,716
Operating income	209,695	(3,331)		206,364
Interest expense	10,850	0		10,850
Other expense (income), net	4,566	(1,449)	(4)	3,117
Income before income taxes	194,279	(1,882)		192,397
Provision for income taxes	55,446	(1,648)	(5)	53,798
Consolidated net income	138,833	(234)		138,599
Net income attributable to noncontrolling interest	(6,785)	0		(6,785)
Net income attributable to shareholders of Tech Data Corporation	$132,048	$(234)		$131,814
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$3.37	$(0.01)		$3.36
Diluted	$3.34	$(0.01)		$3.33

(1) Net sales and cost of products sold adjustments primarily reflect the impact of sales cutoff errors that were not appropriately recorded based on the delivery terms.
(2) Gross profit adjustments primarily reflect the impact of vendor accounting errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $4.8 million, partially offset by various other immaterial errors.
(3) Selling, general and administrative expenses adjustments primarily reflect the impact of errors in the Company's primary operating subsidiary in the UK and two other European subsidiaries of $3.1 million, an adjustment to reclassify investment income of $1.4 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan to other expense (income), net and various other adjustments to correct immaterial errors.
(4) Other expense (income), primarily includes an adjustment to reclassify investment income of $1.4 million related to the Company’s deferred compensation plan assets from selling, general and administrative expenses where it was recorded as a reduction of the corresponding payroll expense related to the plan.
(5) The provision for income taxes has been adjusted primarily to reduce tax expense as a result of the reduction in profit resulting from the restatement adjustments described herein.

Consolidated Statement of Comprehensive Income
	Three months ended October 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$47,021	$(2,961)	$44,060
Other comprehensive income:
Foreign currency translation adjustment	81,127	(191)	80,936
Total comprehensive income	128,148	(3,152)	124,996
Comprehensive income attributable to noncontrolling interest	(1,795)	0	(1,795)
Comprehensive income attributable to shareholders of Tech Data Corporation	$126,353	$(3,152)	$123,201

	Nine months ended October 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)

Consolidated net income	$138,833	$(234)	$138,599
Other comprehensive loss:
Foreign currency translation adjustment	(2,134)	(902)	(3,036)
Total comprehensive income	136,699	(1,136)	135,563
Comprehensive income attributable to noncontrolling interest	(5,736)	0	(5,736)
Comprehensive income attributable to shareholders of Tech Data Corporation	$130,963	$(1,136)	$129,827

Consolidated Statement of Cash Flows
	Nine months ended October 31, 2012
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Cash flows from operating activities:
Cash received from customers	$17,996,786	$888,612	$18,885,398
Cash paid to vendors and employees	(17,875,711)	(907,754)	(18,783,465)
Interest paid, net	(8,238)	0	(8,238)
Income taxes paid	(75,629)	0	(75,629)
Net cash provided by operating activities	37,208	(19,142)	18,066
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,782)	0	(8,782)
Expenditures for property and equipment	(10,512)	(1,988)	(12,500)
Software development costs	(18,097)	(1,274)	(19,371)
Net cash used in investing activities	(37,391)	(3,262)	(40,653)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	3,172	0	3,172
Cash paid for purchase of treasury stock	(180,781)	0	(180,781)
Repayments on long-term loans from joint venture partner	(49,549)	0	(49,549)
Acquisition of noncontrolling interest in joint venture	(117,220)	0	(117,220)
Return of capital to joint venture partner	(9,074)	0	(9,074)
Proceeds from issuance of Senior Notes, net of expense	345,810	0	345,810
Net borrowings on revolving credit loans	17,412	0	17,412
Principal payments on long-term debt	(372)	0	(372)
Excess tax benefit from stock-based compensation	5,229	(214)	5,015
Net cash provided by financing activities	14,627	(214)	14,413
Effect of exchange rate changes on cash and cash equivalents	(3,834)	(868)	(4,702)
Net increase (decrease) in cash and cash equivalents	10,610	(23,486)	(12,876)
Cash and cash equivalents at beginning of year	505,178	(18,916)	486,262
Cash and cash equivalents at end of year	$515,788	$(42,402)	$473,386
Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$132,048	$(234)	$131,814
Net income attributable to noncontrolling interest	6,785	0	6,785
Consolidated net income	138,833	(234)	138,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,114	0	40,114
Provision for losses on accounts receivable	9,346	110	9,456
Stock-based compensation expense	10,328	(176)	10,152
Accretion of debt discount on Senior Notes	22	0	22
Excess tax benefit from stock-based compensation	(5,229)	214	(5,015)
Changes in operating assets and liabilities:
Accounts receivable	95,330	(39,987)	55,343
Inventories	(218,175)	53,127	(165,048)
Prepaid expenses and other assets	15,817	(5,901)	9,916
Accounts payable	53,352	(36,618)	16,734
Accrued expenses and other liabilities	(102,530)	10,323	(92,207)
Total adjustments	(101,625)	(18,908)	(120,533)
Net cash provided by operating activities	$37,208	$(19,142)	$18,066

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

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
		(As restated)		(As restated)

Net income attributable to shareholders of Tech Data Corporation	$37,716	$42,937	$70,171	$131,814

Weighted-average common shares - basic	38,060	37,765	38,004	39,234
Effect of dilutive securities:
Equity-based awards	168	260	202	312
Weighted-average common shares - diluted	38,228	38,025	38,206	39,546

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$0.99	$1.14	$1.85	$3.36
Diluted	$0.99	$1.13	$1.84	$3.33

At October 31, 2013 and 2012, there were 6,236 shares and 9,456 shares respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4— ACQUISITIONS
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

	Three months ended October 31, 2012	Nine months ended October 31, 2012
	(In thousands, unaudited)
Net sales
As reported (1)	$6,037,475	$17,915,957
Proforma	$6,576,227	$19,632,912

Net income attributable to shareholders of Tech Data Corporation
As reported (1)	$42,937	$131,814
Proforma	$46,625	$141,191
(1) As restated

NOTE 5 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	October 31, 2013	January 31, 2013
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(1,039)	(1,238)
Senior Notes, net	348,961	348,762
Capital leases	5,841	6,243
Other committed and uncommitted revolving credit facilities, average interest rate of 6.13% and 2.09% at October 31, 2013 and January 31, 2013, respectively, expiring on various dates through fiscal 2017	45,587	166,975
	400,389	521,980
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(46,154)	(167,522)
Total Long-term debt	$354,235	$354,458
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2013. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $806.6 million and $690.6 million at October 31 and January 31, 2013, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $454.6 million at October 31, 2013 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $45.6 million outstanding on these facilities at October 31, 2013, at a weighted average interest rate of 6.13%, and $40.6 million outstanding on these facilities at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on its credit facilities is approximately $815.3 million, of which $45.6 million was outstanding at October 31, 2013. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. The Company has entered into waiver agreements with respect to these and other obligations within certain of the Company's credit facilities, including the Credit Agreement and Receivables Securitization Program, in connection with the Company’s restatement as discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.
At October 31, 2013, the Company had also issued standby letters of credit of $83.9 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 6 — INCOME TAXES

The Company's effective tax rate was 35.1% in the third quarter of fiscal 2014 and 24.3% in the third quarter of fiscal 2013. The Company's effective tax rate was 37.5% for the nine months of fiscal 2014 compared to 28.0% for the same period of the prior year. The increase in the effective rate for both the third quarter and first nine months of fiscal 2014 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.
On an absolute dollar basis, the provision for income taxes increased 44.9% to $20.4 million for the third quarter of fiscal 2014 compared to $14.1 million in the same period of fiscal 2013 and decreased 21.8% to $42.1 million for the first nine months of fiscal 2014 compared to $53.8 million for the same period of the prior year. The provision for income taxes increased in the third quarter of fiscal 2014 as compared to the same period of the prior year primarily due to the Company’s higher effective tax rate in the period due to the relative mix of earnings and losses within the tax jurisdictions in which the Company operates. The provision for income taxes decreased in the first nine months of fiscal 2014 as compared to the same period of the prior year primarily due to the decrease in taxable earnings in certain countries in which the company operates.
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

NOTE 7 — STOCK-BASED COMPENSATION
For the nine months ended October 31, 2013 and 2012, the Company recorded $6.9 million and $10.2 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.

At October, 31, 2013, the Company had awards outstanding from three equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 3.0 million shares remain available for future grant at October 31, 2013. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the nine months ended October 31, 2013 is as follows:

Shares
Outstanding at January 31, 2013	606,767
Vested	(268,037)
Canceled	(41,697)
Outstanding at October 31, 2013	297,033
A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the nine months ended October 31, 2013 is as follows:

Shares
Outstanding at January 31, 2013	502,225
Exercised	(169,246)
Canceled	(3,191)
Outstanding at October 31, 2013	329,788
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 8 — SHAREHOLDERS’ EQUITY
The Company’s common share issuance activity for the nine months ended October 31, 2013 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2013	21,436,566	$42.26
Shares of treasury stock reissued	(252,836)
Treasury stock balance at October 31, 2013	21,183,730	$42.26

There were no common shares repurchased by the Company during the first nine months of fiscal 2014. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	October 31, 2013			January 31, 2013
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$2,848			$19,835

Liabilities
Foreign currency forward contracts		$2,755			$19,628
Acquisition-related contingent consideration			$10,234			$18,147
The Company's foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company's Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 10 – Derivative Instruments.r
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During the first nine months of fiscal 2014, adjustments to the fair value of acquisition-related contingent consideration of $0.5 million were recorded as a component of "selling, general and administrative expenses" and $0.4 million were recorded to "other (income) expense, net" in the Company's Consolidated Statement of Income. Approximately $8.7 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2014.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net". The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses". The net realizable value of the Company's life insurance investments and related deferred compensation liability at October 31, 2013 was $38.4 million and $35.1 million, respectively.
The $350 million of Senior Notes discussed in Note 5 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $360.5 million at October 31, 2013, based upon quoted market information (level 1 criteria).
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other (income) expense, net”, was a net foreign currency exchange loss of $6.9 million and a net foreign currency exchange gain of $1.9 million, respectively, for the three months ended October 31, 2013 and 2012 and a net foreign currency exchange gain of $13.6 million and a net foreign currency exchange loss of $9.8 million, respectively, for the nine months ended October 31, 2013 and 2012. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's monthly average notional amounts of derivative financial instruments outstanding during the third quarter of fiscal 2014 and 2013 were $1.4 billion and $1.8 billion, respectively, with average maturities of 30 days and 28 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 9 – Fair Value Measurements.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Synthetic Lease Facility
The Company has a synthetic lease facility with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. During June 2013, the Company replaced its previous synthetic lease facility with a new lease agreement that expires in June 2018 (the "Synthetic Lease"). Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease has been accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.
Upon not less than 30 days' notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $2.8 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 5 - Debt. The Company has entered into waiver agreements with respect to the Synthetic Lease in connection with the Company’s restatement discussed in Note 2 - Restatement of Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2013 and January 31, 2013, the outstanding amount of guarantees under these arrangements totaled $47.4 million and $31.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s European subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Company increased its accrual by $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $56.6 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at October 31, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.0 million at October 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
		(As restated)		(As restated)
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas (1)	$2,571,750	$2,368,243	$7,489,078	$7,232,899
Europe	3,801,814	3,669,232	11,359,719	10,683,058
Total	$6,373,564	$6,037,475	$18,848,797	$17,915,957

Operating income
Americas	$53,297	$32,624	$112,516	$112,270
Europe	12,214	34,516	24,203	104,246
Stock-based compensation expense	(1,631)	(3,545)	(6,949)	(10,152)
Total	$63,880	$63,595	$129,770	$206,364

Depreciation and amortization
Americas	$4,067	$4,079	$12,564	$11,900
Europe	14,296	9,445	41,874	28,214
Total	$18,363	$13,524	$54,438	$40,114

Capital expenditures
Americas	$1,730	$2,420	$5,348	$16,385
Europe	4,273	6,185	15,589	15,486
Total	$6,003	$8,605	$20,937	$31,871

	As of
	October 31, 2013	January 31, 2013
	(In thousands)
Identifiable assets
Americas	$2,065,892	$2,004,295
Europe	4,638,693	4,826,665
Total	$6,704,585	$6,830,960

Long-lived assets:
Americas (1)	$26,572	$30,492
Europe	51,786	53,903
Total	$78,358	$84,395

Goodwill & acquisition-related intangible assets, net:
Americas	$2,966	$2,966
Europe	390,026	409,534
Total	$392,992	$412,500

(1) Net sales to unaffiliated customers in the United States represented 87% and 85%, respectively, of the total Americas' net sales to unaffiliated customers for the fiscal quarters ended October 31, 2013 and October 31, 2012. Net sales to unaffiliated customers in the United States represented 86% and 84%, respectively, of the total Americas' net sales to unaffiliated customers for the nine months ended October 31, 2013 and October 31, 2012. Total long-lived assets in the United States represented 90% of the Americas' total long-lived assets at both October 31, 2013 and January 31, 2013.

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
The fundamental element of our strategy is superior execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. In addition, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. More than 90% of the Company's net sales in the third quarter of fiscal 2014 are on one common IT platform, which we believe will give Tech Data significant competitive advantages in providing greater supply chain opportunities by expanding our value-added services to our customers, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve through our ability to deliver solid operating results and returns on invested capital over the last several years. While we initially experienced some performance degradation, we continue to believe that in the long-term, our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services. A positive indicator supporting this belief can be seen during the second and third quarters of fiscal 2014, when our Americas business grew net sales by approximately 9% over the same periods of the prior year. During these quarters, we began to gain back some of the market share we lost subsequent to the aforementioned SAP implementation. We believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. In addition, during the past twelve months, we have continued to gain traction on leveraging the new SAP capabilities we have in the United States, as we have added new customers to our integrated supply chain services. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain optimistic about our ability to profitably grow this business.
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
Given the decline in our European business, the Company began the review of the three-year plan for the region and decided to complete a goodwill impairment assessment as of October 31, 2013. The carrying value of our European goodwill asset as of October 31, 2013 was $222.6 million. Our goodwill impairment assessment indicated the estimated fair value of our European reporting unit exceeded its carrying value by a smaller margin than in previous years. The estimated fair value of our European reporting unit exceeded the carrying value by approximately 5% in the most recent impairment test. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that our European goodwill is impaired at this time, if actual results are substantially lower than the projections used in our valuation methodology, or if market discount rates or our market capitalization substantially increase or decrease, respectively, our future valuations could be adversely affected and a future impairment of goodwill is reasonably possible.
We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2013, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 17%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2013 and 2012:

	Three months ended October 31, 2013		Three months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Net sales by geographic region ($ in thousands):
Americas	$2,571,750	40.4%	$2,368,243	39.2%
Europe	3,801,814	59.6	3,669,232	60.8
Total	$6,373,564	100.0%	$6,037,475	100.0%

	Nine months ended October 31, 2013		Nine months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Net sales by geographic region ($ in thousands):
Americas	$7,489,078	39.7%	$7,232,899	40.4%
Europe	11,359,719	60.3	10,683,058	59.6
Total	$18,848,797	100.0%	$17,915,957	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	8.6%	(11.9)%	3.5%	(6.9)%
Europe (US$)	3.6%	(1.3)%	6.3%	(2.9)%
Europe (Euro)	(1.5)%	7.4%	3.3%	6.7%
Total (US$)	5.6%	(5.7)%	5.2%	(4.6)%

	Three months ended October 31, 2013		Three months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Operating income ($ in thousands):
Americas	$53,297	2.07%	$32,624	1.38%
Europe	12,214	0.32%	34,516	0.94%
Stock-based compensation expense	(1,631)	(0.03)%	(3,545)	(0.06)%
Total	$63,880	1.00%	$63,595	1.05%

	Nine months ended October 31, 2013		Nine months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Operating income ($ in thousands):
Americas	$112,516	1.50%	$112,270	1.55%
Europe	24,203	0.21%	104,246	0.98%
Stock-based compensation expense	(6,949)	(0.04)%	(10,152)	(0.06)%
Total	$129,770	0.69%	$206,364	1.15%

	Three months ended October 31, 2013		Three months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Non-GAAP operating income ($ in thousands):
Americas	$33,714	1.31%	$32,624	1.38%
Europe	31,269	0.82%	37,697	1.03%
Stock-based compensation expense	(1,631)	(0.03)%	(3,545)	(0.06)%
Total	$63,352	0.99%	$66,776	1.11%

	Nine months ended October 31, 2013		Nine months ended October 31, 2012
	$	% of net sales	$	% of net sales
			(As restated)
Non-GAAP operating income ($ in thousands):
Americas	$97,699	1.30%	$112,270	1.55%
Europe	66,902	0.59%	113,955	1.07%
Stock-based compensation expense	(6,949)	(0.04)%	(10,152)	(0.06)%
Total	$157,652	0.84%	$216,073	1.21%
For the three months ended October 31, 2013, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $7.4 million, restatement expenses of $3.3 million in the Americas and $11.7 million in Europe and a gain associated with a legal settlement in the Americas of $22.9 million. For the three months ended October 31, 2012, non-GAAP operating income excludes acquisition-related intangible assets amortization expense in Europe of $3.2 million. For the nine months ended October 31, 2013, non-GAAP operating income excludes acquisition-related intangible assets amortization expense in Europe of $21.8 million, restatement expenses of $8.1 million in the Americas and $20.9 million in Europe and a gain associated with a legal settlement in the Americas of $22.9 million. For the nine months ended October 31, 2012, non-GAAP operating income excludes amortization expense of acquisition-related intangible assets in Europe of $9.7 million. Management believes that this non-GAAP measure is useful to investors because it provides a meaningful comparison of our performance between periods.

We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 23% and 11%, respectively, of our net sales for the third quarter of fiscal 2014 and approximated 21% and 11%, respectively, of our net sales for the first nine months of fiscal 2014. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2013.
The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and nine months ended October 31, 2013 and 2012, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.88	94.93	94.88	94.80
Gross profit	5.12	5.07	5.12	5.20
Operating expense:
Selling, general and administrative expenses	4.24	4.02	4.40	4.05
Restatement expenses and LCD settlements, net	(0.12)	0	0.03	0
	4.12	4.02	4.43	4.05
Operating income	1.00	1.05	0.69	1.15
Interest expense	0.10	0.07	0.10	0.06
Other (income) expense, net	(0.01)	0.02	(0.01)	0.02
Income before income taxes	0.91	0.96	0.60	1.07
Provision for income taxes	0.32	0.23	0.23	0.30
Consolidated net income	0.59	0.73	0.37	0.77
Net income attributable to noncontrolling interest	0.00	(0.02)	0.00	(0.03)
Net income attributable to shareholders of Tech Data Corporation	0.59%	0.71%	0.37%	0.74%
Three and nine months ended October 31, 2013 and 2012
Net Sales
Our consolidated net sales were $6.4 billion in the third quarter of fiscal 2014, an increase of 5.6% when compared to the third quarter of fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our year-over-year net sales comparison by approximately nine percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately seven percent in comparison with the same period of the prior fiscal year. On a regional basis, during the third quarter of fiscal 2014, net sales in the Americas increased by 8.6% when compared to the third quarter of fiscal 2013 and increased by 3.6% in Europe (a decrease of 1.5% on a euro basis). Excluding SDG, net sales in our “legacy” European operations decreased by approximately 12 percent (a decrease of approximately 16 percent on a euro basis) in comparison with the same period of the prior fiscal year.
On a year-to-date basis, net sales were $18.8 billion during the first nine months of fiscal 2014, an increase of 5.2% when compared to the first nine months of fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our first nine months year-over-year net sales comparison by approximately nine percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our first nine months year-over-year net sales comparison by approximately two percentage points. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately five percent in comparison with the same period of the prior fiscal year. On a regional basis, during the first nine months of fiscal 2014, net sales in the Americas increased by 3.5% when compared to the first nine months of fiscal 2013 and increased by 6.3% in Europe (an increase of 3.3% on a euro basis). Excluding SDG, net sales in our legacy European operations decreased by approximately nine percent (a decrease of approximately 11 percent on a euro basis) in comparison with the same period of the prior fiscal year.
The increase in net sales in the Americas during the third quarter and first nine months of fiscal 2014 compared to the same period of the prior fiscal year is primarily attributable to a partial recovery of market share that we lost after we implemented the sales, inventory and credit management modules of SAP within our U.S. operations during the second quarter of fiscal 2013. The decline in our European net sales (in euro) within our legacy operations during the third quarter and first nine months of fiscal 2014 compared to the same periods of the prior fiscal year is primarily due to weak economic conditions in certain countries and a decline in market share within several of our operations due to competitive pressures and our focus on gross margin percentage.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the third quarter of fiscal 2014 was 5.12%, an increase of five basis points compared to the 5.07% gross margin in the third quarter of fiscal 2013. The slight increase in gross margin during the third quarter of fiscal 2014 compared to the same period of the prior fiscal year is due to better execution in Europe being offset by gross margin degradation in the Americas due to the competitive environment and the change in product mix in the region. On a year-to-date basis, gross margin decreased to 5.12% for the first nine months of fiscal 2014 compared to 5.20% in the comparable period of the prior fiscal year. The decline in gross margin during the first nine months of fiscal 2014 compared to the same period of the prior fiscal year is primarily due to the factors discussed above regarding the third quarter, as well as higher inventory costs in Europe, primarily in the first quarter of fiscal 2014.
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales increased to 4.24% in the third quarter of fiscal 2014, compared to 4.02% in the third quarter of fiscal 2013. On a year-to-date basis, SG&A as a percentage of net sales increased to 4.40% compared to 4.05% in the comparable period of the prior fiscal year. The increase in SG&A as a percentage of net sales in the third quarter and first nine months of fiscal 2014 compared to the same periods of the prior year is primarily attributable to the impact of the acquisition of SDG in the fourth quarter of fiscal 2013 and the lack of leverage resulting from lower sales in our legacy operations in Europe.
In absolute dollars, SG&A increased by $27.6 million to $270.1 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 and increased by $102.8 million to $828.5 million in the first nine months of fiscal 2014 compared to the same period of the prior year. The increase in SG&A during the third quarter and first nine months of fiscal 2014 compared to the same periods of the prior year is primarily attributable to SG&A and integration costs associated with the SDG acquisition in the fourth quarter of fiscal 2013.
Restatement expenses and LCD settlements, net
Restatement expenses primarily include legal and accounting fees associated with the investigation, as well as third party consulting fees to support the Company's supplemental procedures to assist in reviewing its financial statements and accounting practices, and other activities in connection with the restatement discussed further in Note 2 of Notes to Consolidated Financial Statements. During the third quarter and first nine months of fiscal 2014, the Company incurred restatement expenses of approximately $15.0 million and $29.0 million, respectively. The Company will incur a total of approximately $54 million to $56 million of restatement expenses during the entire fiscal year ended January 31, 2014.
Additionally, the Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the third quarter of fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $22.9 million, net of all attorney fees and expenses, for the third quarter and first nine months of fiscal 2014. During the fourth quarter of fiscal 2014, the Company reached a settlement agreement with an additional manufacturer in the amount of approximately $12.6 million, net of estimated attorney fees and expenses. As this settlement agreement represents a subsequent event in relation to a gain contingency, the amount will be recorded as a reduction of operating expenses in the fourth quarter of fiscal 2014.
Interest Expense
Interest expense increased 40.7% to $6.1 million in the third quarter of fiscal 2014 compared to $4.4 million for the same period of the prior fiscal year. On a year-to-date basis, interest expense increased 79.3% to $19.5 million in the first nine months of fiscal 2014 from $10.9 million in the first nine months of the prior year. The significant increase in interest expense in fiscal 2014 is primarily attributable to the $350.0 million, 3.75% Senior Notes issued in September 2012.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of (gains) losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange (gains) losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, was $0.4 million of income in the third quarter of fiscal 2014 compared to $1.1 million of expense in the third quarter of the prior year. On a year-to-date basis, other (income) expense, net, was $1.9 million of income in the first nine months of fiscal 2014 compared to $3.1 million of expense in the first nine months of the prior fiscal year. The change in other (income) expense, net, during the third quarter compared to the same period of the prior year is primarily attributable to an increase in gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan. The change in other (income) expense, net, during the first nine months of fiscal 2014 compared to the same period of the prior year is primarily attributable to an increase in gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan and an increase in net foreign currency exchange gains on certain financing transactions as compared to the same period of the prior fiscal year.
Provision for Income Taxes
Our effective tax rate was 35.1% in the third quarter of fiscal 2014 and 24.3% in the third quarter of fiscal 2013. Our effective tax rate was 37.5% for the first nine months of fiscal 2014 compared to 28.0% for the same period of the prior year. The increase in the effective rate for both the third quarter and first nine months of fiscal 2014 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.
On an absolute dollar basis, the provision for income taxes increased 44.9% to $20.4 million for the third quarter of fiscal 2014 compared to $14.1 million in the same period of fiscal 2013 and decreased 21.8% to $42.1 million for the first nine months of fiscal 2014 compared to $53.8 million for the same period of the prior fiscal year. The provision for income taxes increased in the third quarter of fiscal 2014 as compared to the same period of the prior year primarily due to the Company’s higher effective tax rate in the period due to the relative mix of earnings and losses within the tax jurisdictions in which we operate. The provision for income taxes decreased in the first nine months of fiscal 2014 as compared to the same period of the prior year primarily due to the decrease in taxable earnings in certain countries in which we operate.
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
Net income attributable to noncontrolling interest
In September 2012, the Company completed the acquisition of our joint venture partner's fifty percent ownership interest in Brightstar Europe Limited ("BEL"), which was previously a consolidated joint venture between Tech Data and Brightstar. Net income attributable to noncontrolling interest was $1.1 million for the third quarter of fiscal 2013 and $6.8 million for the first nine months of fiscal 2013, which represents Brightstar's portion of the operating results of BEL for the respective periods.

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

	Three months ended October 31,
	2013	2012
	(In thousands, except per share amounts)
		(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$63,880	$63,595
Restatement expenses and LCD settlements (1)	(7,935)	0
Acquisition-related intangible assets amortization expense (2)	7,407	3,181
Non-GAAP operating income	$63,352	$66,776

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$37,716	$42,937
Restatement expenses and LCD settlements, net of tax (1)	(3,497)	0
Acquisition-related intangible assets amortization expense, net of tax (2)	5,418	2,349
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$39,637	$45,286

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$0.99	$1.13
Restatement expenses and LCD settlements, net of tax (1)	(0.09)	0.00
Acquisition-related intangible assets amortization expense, net of tax (2)	0.14	0.06
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$1.04	$1.19
(1) Fiscal 2014 non-GAAP operating income excludes restatement expenses of $15.0 million and a gain associated with a legal settlement of $22.9 million. Fiscal 2014 non-GAAP net income excludes restatement expenses of $15.0 million, net of the $4.3 million tax impact, and a gain associated with a legal settlement of $22.9 million, net of the $8.7 million tax impact.
(2) Fiscal 2014 and 2013 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2014 and 2013 non-GAAP net income excludes this expense, net of the related tax effects.

	Nine months ended October 31,
	2013	2012
	(In thousands, except per share amounts)
		(As restated)
GAAP to non-GAAP reconciliation of operating income:
Operating income	$129,770	$206,364
Restatement expenses and LCD settlements (1)	6,051	0
Acquisition-related intangible assets amortization expense (2)	21,831	9,709
Non-GAAP operating income	$157,652	$216,073

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$70,171	$131,814
Restatement expenses and LCD settlements, net of tax (1)	6,450	0
Acquisition-related intangible assets amortization expense, net of tax (2)	15,968	7,182
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$92,589	$138,996

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$1.84	$3.33
Restatement expenses and LCD settlements, net of tax (1)	0.17	0.00
Acquisition-related intangible assets amortization expense, net of tax (2)	0.41	0.18
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$2.42	$3.51
(1) Fiscal 2014 non-GAAP operating income excludes restatement expenses of $29.0 million and a gain associated with a legal settlement of $22.9 million. Fiscal 2014 non-GAAP net income excludes restatement expenses of $29.0 million, net of the $8.3 million tax impact, and a gain associated with a legal settlement of $22.9 million, net of the $8.7 million tax impact.
(2) Fiscal 2014 and 2013 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2014 and 2013 non-GAAP net income excludes this expense, net of the related tax effects.

Liquidity and Capital Resources
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2013 and 2012:

	Nine months ended October 31,
	2013	2012
	(In thousands)
		(As restated)
Net cash provided by (used in):
Operating activities	$265,973	$18,066
Investing activities	(14,412)	(40,653)
Financing activities	(125,137)	14,413
Effect of exchange rate changes on cash and cash equivalents	4,037	(4,702)
Net increase (decrease) in cash and cash equivalents	$130,461	$(12,876)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. Overall, as our sales volume increases, our net investment in working capital typically increases, which, in general, results in decreased cash flow from operating activities. Conversely, when sales volume decreases, our net investment in working capital typically decreases, which, in general, results in increased cash flow from operating activities. Another important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of October 31, 2013 and January 31, 2013:

	As of October 31,	As of January 31,
	2013	2013
Days of sales outstanding	44	39
Days of supply in inventory	34	29
Days of purchases outstanding	(54)	(47)
Cash conversion cycle (days)	24	21
Net cash provided by operating activities was $266.0 million in the first nine months of fiscal 2014 compared to $18.1 million for the same period of the prior year. The increase in cash resulting from operating activities in the first nine months of fiscal 2014 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities for the first nine months of fiscal 2014 of $14.4 million was primarily the result of $20.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $8.0 million of cash received related to the finalization of the SDG purchase price. We expect to make total capital expenditures of approximately $29.0 million during fiscal 2014 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $40.7 million during the first nine months of fiscal 2013 is primarily the result of $31.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers and $8.8 million for installment payments on acquisitions made in the prior fiscal year.
Net cash used in financing activities of $125.1 million during the first nine months of fiscal 2014 is primarily the result of $120.6 million of net repayments on our revolving credit lines and $6.2 million of payments made on earn-outs related to prior years' acquisitions, partially offset by $1.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan ("ESPP").
Net cash provided by financing activities of $14.4 million during the first nine months of fiscal 2013 primarily includes $345.8 million in net proceeds from the issuance of Senior Notes, $17.4 million of net borrowings on our revolving credit lines and $3.2 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our ESPP, partially offset by $180.8 million of cash used for the repurchase of shares of our common stock under our share repurchase program and other share repurchases, $117.2 million of cash used for the acquisition of the noncontrolling interest in BEL, $49.5 million for repayment of loans due to our former joint venture partner, and $9.1 million for the return of capital to our former joint venture partner.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 17% at October 31, 2013. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
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
At October 31, 2013, we had approximately $471.0 million in cash and cash equivalents, of which $409.7 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
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
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2013 and there was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2013. There was $83.5 million outstanding under this program at January 31, 2013, at an interest rate of 1.02%.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $454.6 million at October 31, 2013 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $45.6 million and $40.6 million, respectively, outstanding on these facilities at October 31, 2013 and January 31, 2013, at weighted average interest rates of 6.13% and 4.76%, respectively.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $815.3 million, of which $45.6 million was outstanding at October 31, 2013. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2013, we were in compliance with all such financial covenants, however, as discussed above, the Company has entered into waiver agreements with certain of its financial counterparties in connection with the restatement of our financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit our ability to draw the full amount of these facilities.
At October 31, 2013, we had also issued standby letters of credit of $83.9 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2013 and January 31, 2013, the Company had a total of $190.4 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the third quarters of fiscal 2014 and 2013, discount fees recorded under these facilities were $0.6 million and $0.8 million, respectively, and during the first nine months of fiscal 2014 and 2013, discount fees recorded under these facilities were $2.0 million and $1.7 million, respectively. These discount fees are included as a component of "other (income) expense, net" in our Consolidated Statement of Income.
Off-Balance Sheet Arrangements
Synthetic Lease Facility
We have a synthetic lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. During June 2013, we replaced the previous synthetic lease facility with a new lease agreement that expires in June 2018 (the "Synthetic Lease"). Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.
Upon not less than 30 days' notice, we may, at our option, purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $2.8 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 5 of Notes to Consolidated Financial Statements. The Company has entered into waiver agreements with respect to the Synthetic Lease in connection with the Company’s restatement as more fully described in Note 2 of Notes to Consolidated Financial Statements. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with certain covenants, including principally financial reporting covenants, as well as potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of October 31, 2013 and January 31, 2013, the aggregate amount of guarantees under these arrangements totaled $47.4 million and $31.3 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. No material changes have occurred in our market risks since January 31, 2013.

ITEM 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2013. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2013.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
As reported in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013, we are engaged in remedial actions relating to our reported material weaknesses in internal control over financial reporting. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fourth quarter of fiscal 2013, including $29.5 million to cover the assessment and various penalties and $11.5 million for interest that could be assessed. The Company estimates the total exposure for these assessments, including various penalties and interest, is approximately $56.6 million, including previously accrued amounts, which is reflected in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at October 31, 2013.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.0 million at October 31, 2013. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

10-BBac
Second Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of October 16, 2013

10-BBad	Second Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of October 16, 2013
10-BBae	Second Amendment to the Waiver Agreement to the Credit Agreement, dated as of October 16, 2013
31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2013 and January 31, 2013; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2013 and 2012; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements, detail tagged.

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