Form 10-K
period 2014-01-31
TECH DATA CORP
filed 2014-04-09
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Aggregate market value of the voting stock held by non-affiliates was $1,907,737,111 based on the reported last sale price of common stock on July 31, 2013 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2014
Common stock, par value $.0015 per share	38,176,879

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 4, 2014, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I

ITEM 1.	Business.
Overview
Tech Data Corporation is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include approximately 115,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East and Africa. Throughout this document we will make reference to the two primary geographic markets we serve as the Americas (including North America and South America) and Europe. For a discussion of our geographic reporting segments, see Item 8, "Financial Statements and Supplementary Data.”
The Company’s financial objectives are to grow sales at or above the overall IT market growth rate by gaining share in select product areas, grow earnings in local currency, generate positive cash flow, and earn a return on invested capital above our weighted average cost of capital. To achieve this, we focus on a strategy of excellence in execution, diversification and innovation that we believe differentiates our business in the marketplace.
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
In fiscal 2013, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European value and broadline offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement (as subsequently amended) whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of six years, which we estimate will add incremental sales of approximately $450 million to $475 million annually.
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
Our consolidated net sales for fiscal 2014 and 2013 within our strategic focus categories approximated the following:

	2014	2013
Broadline	46%	47%
Data Center	23%	21%
Software	18%	19%
Mobility	9%	8%
Consumer Electronics	4%	5%
Our strategic focus categories include the following products:

•	Broadline - We define our broadline category to include, among other products, notebooks, tablets, desktop systems, printers, supplies and components.

•	Data Center - We define our data center category to include products such as servers, server accessories, networking products, storage hardware and networking support services.

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

We generated approximately 21%, 21% and 25% of our consolidated net sales in fiscal 2014, 2013 and 2012, respectively, from products purchased from Hewlett-Packard Company. In addition, approximately 13% and 12% of our consolidated net sales in fiscal 2014 and 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2014, 2013 or 2012.
Customers and Services
Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of approximately 115,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2014 and 2013, sales within our consolidated customer channels approximated the following:

	2014	2013
VARs	51%	52%
Direct marketers and retailers	28%	27%
Corporate resellers	21%	21%
No single customer accounted for more than 10% of our net sales during fiscal 2014, 2013 or 2012.
The market for VARs is attractive because VARs generally rely on distributors as their principal source of technology products and the related financing for the products. This reliance is due to VARs typically not wanting to invest the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for their highest volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly.
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
Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for the Company and our customers. In fiscal 2014 and 2013, approximately 45% and 43% of our consolidated net sales originated from orders received electronically.
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
Employees
On January 31, 2014, we had approximately 9,100 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe we realize significant benefits from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.
Foreign and Domestic Operations and Export Sales
We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas (including North America and South America) and Europe.
Over the past several years, we have entered new geographic markets, expanded our presence in existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income in connection with such a disposition. For information on our net sales, operating income and identifiable assets by geographic region, see Note 14 of Notes to Consolidated Financial Statements.
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
Executive Officers
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 26, 2014:

Name	Age	Title
Robert M. Dutkowsky	59	Chief Executive Officer
Jeffery P. Howells	56	Executive Vice President and Chief Financial Officer
Néstor Cano	49	President, Europe
Joseph H. Quaglia	49	President, the Americas
John A. Tonnison	45	Executive Vice President and Chief Information Officer
Alain Amsellem	54	Senior Vice President and Chief Financial Officer, Europe
Charles V. Dannewitz	59	Senior Vice President and Chief Financial Officer, the Americas
Joseph B. Trepani	53	Senior Vice President and Corporate Controller
David R. Vetter	54	Senior Vice President, General Counsel and Secretary
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
Jeffery P. Howells, Executive Vice President and Chief Financial Officer, joined the Company in October 1991 as Vice President of Finance and was promoted to Chief Financial Officer in March 1992. In March 1993, he became Senior Vice President and Chief Financial Officer and in 1997 was promoted to Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Howells was employed by Price Waterhouse for 11 years. Mr. Howells is a Certified Public Accountant and holds a B.B.A. degree in Accounting from Stetson University.
Néstor Cano, President, Europe, joined Computer 2000 (and the Company via acquisition) in July 1989 as a Software Product Manager and served in various management positions within the Company’s operations in Spain and Portugal from 1990 to 1995, after which time he was promoted to Regional Managing Director. In March 1999, he was appointed Executive Vice President of U.S. Sales and Marketing, and in January 2000 was promoted to President, the Americas. Mr. Cano was promoted to President, Worldwide Operations in August 2000 and was appointed to President, Europe in June 2007. Mr. Cano holds a PDG (similar to an Executive MBA) from IESE Business School in Barcelona and an Engineering Degree from Barcelona University.
Joseph H. Quaglia, President, the Americas, joined the Company in May 2006 as Vice President, East and Government Sales and was promoted to Senior Vice President of U.S. Marketing in November 2007. In February 2012, he was appointed to the additional role of President, TDMobility and he was promoted to President, the Americas in November 2013. Prior to joining the Company, Mr. Quaglia held senior management positions with CA Technologies, StorageNetworks Inc. and network software provider Atabok. Mr. Quaglia holds a B.S. in Computer Science from Indiana State University and an M.B.A. from Butler University.
John A. Tonnison, Executive Vice President and Chief Information Officer, joined the Company in March 2001 as Vice President, Worldwide E-Business and was promoted to Senior Vice President of IT Americas in December 2006. In February 2010, he was appointed to Executive Vice President and Chief Information Officer. Prior to joining the Company, Mr. Tonnison held executive management positions in the U.S., United Kingdom and Germany with Computer 2000, Technology Solutions Network and Mancos Computers. Mr. Tonnison was educated in the United Kingdom and became a U.S. citizen in 2006.
Alain Amsellem, Senior Vice President and Chief Financial Officer, Europe, joined the Company in 1994 through Tech Data’s acquisition of French distributor, Softmart International S.A. and served as France Finance Director until 2004. In August 2004, Mr. Amsellem was promoted to Senior Vice President of Southern Europe, and was appointed Senior Vice President - Europe Finance & Operations in 2007. In February 2014, he was appointed Senior Vice President and Chief Financial Officer, Europe. Mr. Amsellem is a Chartered Accountant and holds a degree in management and chartered accountancy from Paris Dauphine University.
Charles V. Dannewitz, Senior Vice President and Chief Financial Officer, the Americas, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in March 2000, and assumed responsibility for worldwide treasury operations in July 2003. In February 2014, he was appointed Senior Vice President and Chief Financial Officer, the Americas. Prior to joining the Company, Mr. Dannewitz was employed by Price Waterhouse from 1981 to 1995, most recently as a tax partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Illinois Wesleyan University.

Joseph B. Trepani, Senior Vice President and Corporate Controller, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from 1989 to 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from Florida State University.
David R. Vetter, Senior Vice President, General Counsel and Secretary, joined the Company in June 1993 as Vice President and General Counsel and was promoted to Corporate Vice President and General Counsel in April 2000. In March 2003, he was promoted to his current position of Senior Vice President, and effective July 2003, was appointed Secretary. Prior to joining the Company, Mr. Vetter was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts Degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

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
High levels of unemployment in the markets we serve, including the United States and certain countries in Europe, as well as austerity measures that have been implemented by governments in those markets, have constrained economic growth resulting in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The fragile economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in operating profits, our operating margins typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand. Should we experience a decline in operating profits, especially in Europe, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.
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
The Company is highly dependent upon its internal information and telecommunication systems to operate its business. These systems are costly to maintain and monitor for performance and against cybersecurity threats. In fiscal 2014, the Company continued to invest in the IT infrastructure in Europe. In the second quarter of fiscal 2013, the Company implemented the sales, inventory and credit management modules of the SAP system in the United States. During this implementation, changes in the flow of information impacted the Company's ability to make critical margin management decisions. While the Company was in the process of improving the use and understanding of the system, the time needed to accomplish these improvements was longer than the Company anticipated, which negatively impacted our sales and profitability during fiscal 2013 and 2014.
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
The Company's business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from vendors, proceeds from public offerings of its common stock and proceeds from debt offerings to satisfy its capital needs and finance growth. The Company utilizes various financing instruments such as receivables securitization, leases, revolving credit facilities and trade receivable purchase agreements. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company's business. The Company's credit facilities contain various financial and other covenants that may limit the Company's ability to borrow, or limit the Company's flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Increases in interest rates would result in an increase in the interest expense on the Company's variable debt, which would reduce the Company's profitability.
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
In addition, while the Company's labor force in the Americas is currently non-union, employees of certain European subsidiaries are subject to collective bargaining or similar arrangements. The Company does business in certain foreign countries where labor disruption is more common than is experienced in the United States and some of the freight carriers used by the Company are unionized. A labor strike by a group of the Company's employees, one of the Company's freight carriers, one of its vendors, a general strike by civil service employees, or a governmental shutdown could have an adverse effect on the Company's business. Many of the products the Company sells are manufactured in countries other than the countries in which the Company's logistics centers are located. The inability to receive products into the logistics centers because of government action or labor disputes at critical ports of entry may have an adverse effect on the Company's business.
Risks Related to our Financial Statements and Internal Controls
We face risks to our reputation and investor confidence arising from material weaknesses in our internal control environment.
Management has identified material weaknesses in internal control over financial reporting with respect to the control environment within the Company's primary operating subsidiary in the UK and two other European subsidiaries, inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America, inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting and inadequate anti-fraud program and monitoring controls. Management has concluded that our internal control over financial reporting was not effective as of January 31, 2014. Our chief executive officer (“CEO”) and chief financial officer (“CFO”) have also concluded that our disclosure controls and procedures were not effective as of January 31, 2014. Although management is implementing a plan to remediate these material weaknesses, the remedial actions may prove to be ineffective or inadequate and the Company may still be exposed to risk of misstatements in its financial statements. In such circumstances, investors and other users of the Company’s financial statements may lose confidence in the reliability of the Company’s financial information and the Company could fail to comply with certain representations, warranties and covenants in its debt and other financing-related agreements or be obligated to incur additional costs to improve the Company’s internal controls. The Company’s failure or inability to remediate the material weaknesses in a timely and effective manner could also adversely affect its reputation, credit rating and its operating prospects, if the Company is perceived as experiencing financial control or other financial difficulties. See Part II, Item 9A, “Controls and Procedures,” for a further description of the material weaknesses identified by management and management’s plan to remediate these material weaknesses.
We cannot predict what losses we might incur in litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time, including in connection with the restatement of prior financial statements.
The SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, and the Company is cooperating with the SEC request. See Item 3, “Legal Proceedings.” This pending SEC request for information and other potential proceedings could result in fines and other penalties. The Company has not reserved any amount in respect of these matters in its consolidated financial statements.
The Company cannot predict whether monetary losses, if any, it experiences in any proceedings related to the restatement will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Potential civil or regulatory proceedings may also divert the efforts and attention of the Company’s management from business operations.
The Company cannot predict what losses we might incur from other litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various other claims, lawsuits and pending actions against us. We do not expect that the ultimate resolution of these other matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these other matters.

ITEM 1B.	Unresolved Staff Comments.
Not applicable.

ITEM 2.	Properties.
Our executive offices are located in Clearwater, Florida. As of January 31, 2014, we operated a total of 28 logistics centers to provide our customers timely delivery of products. Fourteen of these logistics centers are located in the Americas and fourteen are located in Europe.
As of January 31, 2014, we leased or owned approximately 7.8 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.	Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. The Company estimates the total exposure for these assessments (including previously recorded amounts), including various penalties and interest, was approximately $56.4 million and $55.6 million at January 31, 2014 and 2013, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $25.3 million at January 31, 2014. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
The SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013. The Company is cooperating with the SEC’s request for information.
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
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of March 26, 2014, there were 244 holders of record and we believe that there were 16,199 beneficial holders.

	Sales Price
	High	Low

Fiscal year 2014
Fourth quarter	$55.36	$48.35
Third quarter	$54.07	$48.71
Second quarter	$51.89	$45.63
First quarter	$54.60	$43.02

	Sales Price
	High	Low

Fiscal year 2013
Fourth quarter	$51.19	$42.90
Third quarter	$52.46	$42.25
Second quarter	$54.72	$45.46
First quarter	$59.29	$51.98
Stock Performance Chart
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2009 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2009
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2009	2010	2011	2012	2013	2014
Tech Data Corporation	100	225	259	287	281	298
NASDAQ Stock Market (U.S.) Index	100	146	186	198	226	299
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	151	179	164	161	206
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

FIVE-YEAR FINANCIAL SUMMARY
(In thousands, except per share data)

	Year ended January 31,
	2014	2013	2012	2011	2010
Income statement data: (1)
Net sales	$26,821,904	$25,358,329	$25,647,313	$23,619,938	$22,089,258
Gross profit	1,362,346	1,303,054	1,377,441	1,278,253	1,163,704
Operating income (2) (3) (4)	227,513	263,720	304,546	321,408	267,968
Consolidated net income (3) (5) (6) (7)	179,932	183,040	201,202	212,992	192,205
Net income attributable to noncontrolling interest (8)	0	(6,785)	(10,452)	(4,620)	(1,045)
Net income attributable to shareholders of Tech Data Corporation	$179,932	$176,255	$190,750	$208,372	$191,160
Net income per share attributable to shareholders of Tech Data Corporation—basic	$4.73	$4.53	$4.36	$4.29	$3.78
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.71	$4.50	$4.30	$4.25	$3.75
Dividends per common share	0	0	0	0	0

Balance sheet data: (1)
Working capital (9)	$1,851,447	$1,700,485	$1,720,564	$1,899,124	$2,252,713
Total assets	7,169,666	6,830,960	5,796,268	6,524,639	5,748,103
Revolving credit loans and current maturities of long-term debt, net	43,481	167,522	48,490	434,435	70,846
Long-term debt, net	354,121	354,458	57,253	60,076	337,384
Equity attributable to shareholders of Tech Data Corporation	2,098,611	1,918,369	1,953,804	2,108,451	2,088,589

(1)	See further discussion in Note 5 of Notes to Consolidated Financial Statements of the Company’s acquisition of SDG in fiscal 2013.

(2)
During fiscal 2014, the Company incurred $53.8 million of restatement-related expenses and recorded a gain of $35.5 million associated with legal settlements with certain manufacturers of LCD flat panel displays (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(3)
During fiscal 2013, the Company increased an accrual for various VAT matters in one of its subsidiaries in Spain by $41.0 million, including operating expenses of $29.5 million in relation to the assessment and penalties and $11.5 million for associated interest expense (see further discussion in Note 13 of Notes to Consolidated Financial Statements).

(4)
During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of certain of the Company’s operations in Latin America (see further discussion in Note 6 of Notes to Consolidated Financial Statements).

(5)	During fiscal 2014, the Company recorded income tax benefits of $45.3 million for the reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe.

(6)	During fiscal 2013, the Company recorded a $25.1 million reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe.

(7)
During fiscal 2012, the Company recorded a $13.6 million reversal of deferred tax valuation allowances which was substantially offset by the write-off of deferred income tax assets associated with the closure of Brazil’s commercial operations. During fiscal 2010, the Company recorded a $5.4 million decrease in the deferred tax valuation allowance.

(8)
During fiscal 2013, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp (see further discussion in Note 5 of Notes to Consolidated Financial Statements).

(9)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2014 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
The fundamental element of our strategy is execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. In addition, during the second quarter of fiscal 2013, we implemented the sales, inventory and credit management modules of SAP in the United States (“U.S.”), which substantially completed the U.S. implementation of essentially the same SAP systems used in our European operations. More than 90% of the Company's net sales are on one common IT platform, which we believe will give Tech Data significant competitive advantages in providing greater supply chain opportunities by expanding our value-added services to our customers, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
In addition to execution, our strategy includes ongoing diversification and realignment of our customer and product portfolios to improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in specialty areas, including the data center, software, mobility and consumer electronics, which collectively now comprise more than 50% of our consolidated net sales.
On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. We used the proceeds from the $350 million of Senior

Notes issued in September 2012 and available cash to fund the acquisition. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. We believe the acquisition of SDG supports our diversification strategy by strengthening our European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement (as subsequently amended) whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of six years, which we estimate will add incremental sales of approximately $450 million to $475 million annually.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and has delivered solid operating results and returns on invested capital in both the Americas and Europe for several years. While we initially experienced some performance degradation, we continue to believe that in the long-term our U.S. implementation of SAP will provide us with a competitive advantage, giving us greater flexibility to meet the demands of our customers and vendors, and the ability to expand our reach into new markets and services. A positive indicator supporting this belief is a partial recovery of market share in the Americas beginning in the second quarter of fiscal 2014 that was lost after the Company's implementation of the final modules of SAP within its U.S. operations during the second quarter of fiscal 2013. We believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. In addition, we have continued to gain traction on leveraging the new SAP capabilities we have in the United States, as we have added new customers to our integrated supply chain services. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain optimistic about our ability to profitably grow this business.
In Europe, we have seen a decline in net sales within many of our countries, although this decline was mitigated by our acquisition of SDG, as discussed above. Our decline in the region can be attributed to a decline in overall demand due to weak economic conditions in certain countries, as well as a loss of market share in several countries resulting from competitive pressures and our desire to exit or not participate in certain business opportunities due to a lack of profitability or return on capital. We have refrained from taking corresponding cost reduction or other actions in the region due to the uncertainty of the economic situation in the various countries in which we operate, as well as our desire to remain focused on completing the integration of SDG and our mobility and consumer electronics businesses in Belgium and the Netherlands. In the first quarter of fiscal 2015, we completed the integration of SDG. We are monitoring our performance in the region and are continuing to evaluate our ability to regain the proper level of profitable market share as well as the need for cost reductions or other actions.
We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2014, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.

Critical Accounting Policies and Estimates
The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to bad debts, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant under-performance relative to historical or projected future operating results. Our valuation methodology for goodwill includes, but is not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. The Company performed its annual goodwill impairment test as of January 31, 2014, which indicated the estimated fair value of our European reporting unit exceeded its carrying value by a smaller margin than in previous years. The carrying value of our

European goodwill asset as of January 31, 2014 was $225.6 million. The estimated fair value of our European reporting unit exceeded the carrying value by less than 5% in the most recent impairment test. Key assumptions used in determining fair value include projected growth and operating margin, working capital requirements and discount rates. While we do not believe that our European goodwill is impaired at this time, if actual results are substantially lower than the projections used in our valuation methodology, or if market discount rates or our market capitalization substantially increase or decrease, respectively, our future valuations could be adversely affected and a future impairment of goodwill is reasonably possible.
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

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales, operating income and non-GAAP operating income by geographic region for the fiscal years ended January 31, 2014, 2013 and 2012:

	2014	% of net sales	2013	% of net sales	2012	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$10,188,618	38.0%	$9,823,515	38.7%	$10,405,428	40.6%
Europe	16,633,286	62.0%	15,534,814	61.3%	15,241,885	59.4%
Total	$26,821,904	100.0%	$25,358,329	100.0%	$25,647,313	100.0%

Year-over-year increase (decrease) in net sales (%):	2014 vs. 2013		2013 vs. 2012
Americas (US$)	3.7%		(5.6)%
Europe (US$)	7.1%		1.9%
Europe (Euro)	3.7%		9.3%
Total (US$)	5.8%		(1.1)%

	2014	% of net sales	2013	% of net sales	2012	% of net sales
Operating income ($ in thousands):
Americas	$156,143	1.53%	$150,055	1.53%	$173,978	1.67%
Europe	80,228	0.48%	127,281	0.82%	142,562	0.94%
Stock-based compensation expense	(8,858)	(0.03)%	(13,616)	(0.05)%	(11,994)	(0.05)%
Total	$227,513	0.85%	$263,720	1.04%	$304,546	1.19%

	2014	% of net sales	2013	% of net sales	2012	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$134,029	1.32%	$150,055	1.53%	$202,272	1.94%
Europe	149,766	0.90%	173,817	1.12%	156,467	1.03%
Stock-based compensation expense	(8,858)	(0.03)%	(13,616)	(0.05)%	(11,994)	(0.05)%
Total	$274,937	1.03%	$310,256	1.22%	$346,745	1.35%

Management believes that the presentation of non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share is useful to investors because it provides a meaningful comparison of our performance between periods. The following tables provide a detailed reconciliation between results reported in accordance with GAAP and non-GAAP financial measures.

	Year ended January 31,
	2014	2013	2012
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$156,143	$150,055	$173,978
Restatement-related expenses and LCD settlements (1)	(22,284)	0	0
Loss on disposal of subsidiaries (3)	0	0	28,294
Acquisition-related intangible assets amortization expense (4)	170	0	0
Non-GAAP operating income - Americas	$134,029	$150,055	$202,272

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$80,228	$127,281	$142,562
Restatement-related expenses (1)	40,564	0	0
Value added tax assessment (2)	0	29,462	0
Acquisition-related intangible assets amortization expense (4)	28,974	17,074	13,905
Non-GAAP operating income - Europe	$149,766	$173,817	$156,467

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$227,513	$263,720	$304,546
Restatement-related expenses and LCD settlements (1)	18,280	0	0
Value added tax assessment (2)	0	29,462	0
Loss on disposal of subsidiaries (3)	0	0	28,294
Acquisition-related intangible assets amortization expense (4)	29,144	17,074	13,905
Non-GAAP operating income	$274,937	$310,256	$346,745

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$179,932	$176,255	$190,750
Restatement-related expenses and LCD settlements, net of tax (1)	17,021	0	0
Reversal of deferred tax valuation allowances (5)	(45,303)	(25,128)	0
Value added tax assessment and interest expense, net of tax (2)	0	33,766	0
Loss on disposal of subsidiaries, net of tax (3)	0	0	19,221
Acquisition-related intangible assets amortization expense, net of tax (4)	21,305	12,559	10,521
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$172,955	$197,452	$220,492

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.71	$4.50	$4.30
Restatement-related expenses and LCD settlements, net of tax (1)	0.44	0.00	0.00
Reversal deferred tax valuation allowances (5)	(1.19)	(0.64)	0.00
Value added tax assessment and interest expense, net of tax (2)	0.00	0.86	0.00
Loss on disposal of subsidiaries, net of tax (3)	0.00	0.00	0.43
Acquisition-related intangible assets amortization expense, net of tax (4)	0.56	0.32	0.24
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.52	$5.04	$4.97
(1) Fiscal 2014 non-GAAP operating income excludes restatement-related expenses of $13.2 million in the Americas and $40.6 million in Europe and a gain associated with legal settlements in the Americas of $35.5 million. Fiscal 2014 non-GAAP net income excludes these items, net of the related tax effects.
(2) Fiscal 2013 non-GAAP operating income excludes a $29.5 million value added tax assessment in relation to an assessment and penalties for various value-added tax matters in one of our subsidiaries in Spain. Fiscal 2013 non-GAAP net income excludes this impact and associated interest expense of $11.5 million, net of the $7.2 million tax impact.
(3) Fiscal 2012 non-GAAP operating income excludes a loss on disposal of subsidiaries of $28.3 million. Fiscal 2012 non-GAAP net income excludes the loss on disposal of subsidiaries, net of the $9.1 million tax impact.
(4) Fiscal 2014, 2013 and 2012 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2014, 2013, and 2012 non-GAAP net income excludes this expense, net of the related tax effects.
(5) Fiscal 2014 and 2013 non-GAAP net income excludes the reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe of $45.3 million and $25.1 million, respectively.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2014	2013	2012
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.92	94.86	94.63
Gross profit	5.08	5.14	5.37
Operating expenses:
Selling, general and administrative expenses	4.16	3.98	4.07
Restatement-related expenses and LCD settlements, net	0.07	0.00	0.00
Value added tax assessment	0.00	0.12	0.00
Loss on disposal of subsidiaries	0.00	0.00	0.11
	4.23	4.10	4.18
Operating income	0.85	1.04	1.19
Interest expense	0.10	0.12	0.12
Other (income) expense, net	(0.01)	0.02	0.01
Income before income taxes	0.76	0.90	1.06
Provision for income taxes	0.09	0.18	0.28
Consolidated net income	0.67	0.72	0.78
Net income attributable to noncontrolling interest	0.00	(0.02)	(0.04)
Net income attributable to shareholders of Tech Data Corporation	0.67%	0.70%	0.74%
Net Sales
Our consolidated net sales were $26.8 billion in fiscal 2014, an increase of 5.8% when compared to fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our year-over-year net sales comparison by approximately seven percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately two percentage points. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately three percent in comparison with the same period of the prior fiscal year. On a regional basis, during fiscal 2014, net sales in the Americas increased by 3.7% compared to fiscal 2013 and increased by 7.1% in Europe (an increase of 3.7% on a euro basis). Excluding SDG, net sales in our “legacy” European operations decreased by approximately four percent (a decrease of approximately seven percent on a euro basis) in comparison with the same period of the prior fiscal year. The increase in net sales in the Americas is primarily attributable to a partial recovery of market share beginning in the second quarter of fiscal 2014 that was lost after our implementation of the final modules of SAP within our U.S. operations during the second quarter of fiscal 2013. The decline in our European net sales (in euro) within our legacy operations is primarily due to weak economic conditions in certain countries and a decline in market share within several of our operations due to competitive pressures and our focus on gross margin percentage.
Our consolidated net sales were $25.4 billion in fiscal 2013, a decrease of 1.1% when compared to fiscal 2012. The weakening of certain foreign currencies against the U.S. dollar negatively impacted the year-over-year net sales comparison by approximately four percentage points. On a regional basis, during fiscal 2013, net sales in the Americas decreased by 5.6% compared to fiscal 2012 and increased by 1.9% in Europe (an increase of 9.3% on a euro basis). Fiscal 2013 net sales includes $617.4 million of net sales from SDG, which we acquired on November 1, 2012. Included in fiscal 2012 are net sales of approximately $273.8 million related to the in-country operations of Brazil and Colombia, which we exited at the end of fiscal 2012. Excluding the net sales of SDG, the closure of our in-country operations in Brazil and Colombia and the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2013, consolidated net sales increased by approximately two percent in comparison with the same period of the prior fiscal year. The increase in net sales was primarily attributable to increased sales volume in tablets, our European mobile business, and software, partially offset by the negative impact of general market conditions in the Americas and the loss of some market share in the U.S. following the implementation of certain SAP modules during the second quarter of the fiscal year. During fiscal 2013, we experienced strong sales performance in certain European markets, including the U.K., Germany, and France.
We sell many products purchased from the world’s leading systems, peripherals, networking and software vendors. Products purchased from Hewlett-Packard Company generated 21%, 21% and 25% of our net sales in fiscal 2014, 2013 and 2012, respectively.

In addition, approximately 13% and 12% of our consolidated net sales in fiscal 2014 and 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our consolidated net sales in the past three fiscal years.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during fiscal 2014 was 5.08% compared to 5.14% in fiscal 2013. The slight decline in our year-over-year gross margin is primarily attributable to product mix changes and a competitive environment, particularly in the Americas.
Gross margin during fiscal 2013 was 5.14% compared to 5.37% in fiscal 2012. The decrease in our year-over-year gross margin is primarily due to a higher mix of lower margin mobile phones, tablets and software, as well as the aforementioned effects from our implementation of certain SAP modules in the U.S. during the second quarter of fiscal 2013.
Operating Expenses
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales increased to 4.16% in fiscal 2014, compared to 3.98% in fiscal 2013. The increase in SG&A as a percentage of net sales compared to the prior year is primarily attributable to the impact of the acquisition of SDG in the fourth quarter of fiscal 2013 and the lack of leverage resulting from lower sales in our legacy operations in Europe. In absolute dollars, SG&A increased $106.7 million in fiscal 2014 compared to fiscal 2013 primarily due to the SDG acquisition. SG&A as a percentage of net sales during the fourth quarter of fiscal 2014 was 3.61% compared to 4.40% for the first nine months of the fiscal year. The increase in operating leverage is primarily due to seasonal variations, including an increase in European demand during our fiscal fourth quarter.
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
Restatement-related expenses and LCD settlements, net
Restatement-related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) supplemental procedures to assist in reviewing the Company's financial statements and accounting practices, and (iv) other related activities. During fiscal 2014, the Company incurred restatement-related expenses of approximately $53.8 million. The Company expects to incur restatement-related expenses during fiscal 2015 in connection with continuing to perform supplemental procedures to assist in reviewing its financial statements, accounting practices and in connection with other restatement-related activities.
Additionally, the Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $35.5 million, net of attorney fees and expenses.
Value Added Tax Assessment
Prior to fiscal 2004, one of our subsidiaries in Spain was audited in relation to various value-added tax ("VAT") matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During the fourth quarter of fiscal 2014, an appellate court issued an opinion upholding the assessment for several of the assessed years. The appellate court opinion occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result, we recorded a charge of $29.5 million to increase our accrual as of January 31, 2013 to cover the assessment and penalties (see Note 13 of Notes to Consolidated Financial Statements for further discussion).
Loss on Disposal of Subsidiaries
We incurred losses of $28.3 million during fiscal 2012 as a result of closing the Company’s in-country commercial operations in Brazil and Colombia. The loss on disposal of these subsidiaries includes a $9.9 million impairment charge on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain VAT receivables, and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies related to CIDE and other non-income related tax examinations. The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012, were not significant to the Company’s consolidated operating results (see Note 6 of Notes to Consolidated Financial Statements for further discussion).
Interest Expense
Interest expense decreased 11.7% to $26.6 million in fiscal 2014 compared to $30.1 million in fiscal 2013. The decrease is primarily attributable to higher interest expense in fiscal 2013 due to $11.5 million recorded in fiscal 2013 related to the appellate court ruling in the fourth quarter of fiscal 2014 in connection with the VAT assessment in one of the Company's subsidiaries in Spain discussed above (see Note 13 of Notes to Consolidated Financial Statements for further discussion), partially offset by an increase in fiscal 2014 interest expense due to the $350.0 million, 3.75% Senior Notes (the "Senior Notes") issued in September 2012.
Interest expense decreased 4.0% to $30.1 million in fiscal 2013 compared to $31.4 million in fiscal 2012. The decrease in interest expense in fiscal 2013 in comparison to fiscal 2012 is primarily attributable to the repayment of the $350.0 million, 2.75% convertible senior debentures in December 2011 and the use of the Company's available cash and revolving credit facilities at lower rates of interest throughout fiscal 2013, partially offset by the Senior Notes issued in September 2012 and interest expense of $11.5 million recorded in fiscal 2013 in connection with the VAT assessment in one of the Company's subsidiaries in Spain discussed above. Fiscal 2012 interest expense includes non-cash interest expense of $9.0 million related to the $350.0 million, 2.75% convertible senior debentures.
Other (Income) Expense, Net
Other (income) expense, net, consists primarily of (gains) losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange (gains) losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, was approximately $3.4 million income in fiscal 2014 compared to $4.1 million expense in fiscal 2013. The change in other (income) expense, net, during fiscal 2014 is primarily attributable to an increase in net foreign currency exchange gains and lower hedging costs on certain financing transactions as compared to the prior fiscal year and a gain related to the acquisition of the remaining fifty percent ownership interest in TD Mobility from Brightstar Corp. ("Brightstar"), our joint venture partner.
Other (income) expense, net, was approximately $4.1 million expense in fiscal 2013 compared to $0.9 million expense in fiscal 2012. The change in other (income) expense, net, during fiscal 2013 is primarily attributable to an increase in the premiums associated with foreign currency forward contracts, an increase in discount expense on the sale of accounts receivable, and a decrease in interest income resulting from both lower average short-term cash investments balances and interest rates as compared to the prior fiscal year, partially offset by an increase in gains on investments in life insurance policies related to the Company's nonqualified deferred compensation plan.
Provision for Income Taxes
Our effective tax rate was 11.9% in fiscal 2014 and 20.1% in fiscal 2013. The change in the effective tax rate during fiscal 2014 compared to fiscal 2013 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2014 and 2013, we recorded income tax benefits of $45.3 million and $25.1 million, respectively, for the reversal of valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. See Note 8 of Notes to Consolidated Financial Statements for discussion of the Company’s fiscal 2014, 2013 and 2012 components of the provision for income taxes, reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense, and components of pre-tax income.
On an absolute dollar basis, the provision for income taxes decreased 47.5% to $24.4 million in fiscal 2014 compared to $46.4 million in fiscal 2013. The decrease in the provision for income taxes is primarily due to the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.
Our effective tax rate was 20.1% in fiscal 2013 and 26.1% in fiscal 2012. The change in the effective tax rate during fiscal 2013 compared to fiscal 2012 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2013 and 2012, we recorded income tax benefits of $25.1 million and $13.6 million, respectively, for the reversal of deferred income tax valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years.This income tax benefit was substantially offset by income tax expense associated with the write-off of deferred and other income tax assets related to the closure of our Brazil in-country operations.

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
The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2014, 2013 and 2012, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate and other adjustments, including: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded valuation allowances on deferred tax assets; iii) the reversal of income tax reserves; iv) changes to valuation allowances recorded on deferred tax assets; and (v) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.
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
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was $6.8 million and $10.5 million, respectively, in fiscal 2013 and 2012. In September 2012, the Company completed the acquisition of Brightstar's fifty percent ownership interest in our European joint venture. Net income attributable to noncontrolling interest represents Brightstar's portion of the operating results of our European joint venture prior to the Company’s acquisition in September 2012.
Impact of Inflation
During the fiscal years ended January 31, 2014, 2013 and 2012, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.
Quarterly Data—Seasonality
Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower SG&A as a percentage of net sales in the region and on a consolidated basis during the second semester of our fiscal year, particularly in our fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

Liquidity and Capital Resources
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.
Cash Flows
The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2014, 2013 and 2012:

	Years ended January 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$379,148	$123,694	$525,241
Investing activities	(24,011)	(348,618)	(69,457)
Financing activities	(127,311)	80,294	(670,841)
Effect of exchange rate changes on cash and cash equivalents	1,711	(1,068)	(21,279)
Net increase (decrease) in cash and cash equivalents	$229,537	$(145,698)	$(236,336)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of January 31, 2014, 2013 and 2012:

	As of January 31,
	2014	2013	2012
Days of sales outstanding	37	39	37
Days of supply in inventory	29	29	27
Days of purchases outstanding	(47)	(47)	(43)
Cash conversion cycle (days)	19	21	21
Net cash provided by operating activities was $379.1 million in fiscal 2014 compared to $123.7 million of cash provided by operating activities in fiscal 2013. The increase in cash resulting from operating activities in fiscal 2014 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors. Net cash provided by operating activities was $123.7 million in fiscal 2013 compared to $525.2 million of cash provided by operating activities in fiscal 2012. The decrease in cash resulting from operating activities in fiscal 2013 compared to the same period of the prior year can be primarily attributed to i) the timing of both cash receipts from our customers and payments to our vendors, and ii) an increase in inventory levels.
Net cash used in investing activities of $24.0 million during fiscal 2014 is primarily the result of $28.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $6.4 million of cash provided by acquisitions, primarily due to the final settlement of the SDG purchase price. We expect to make total capital expenditures of approximately $42 million during fiscal 2015 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $348.6 million during fiscal 2013 is primarily the result of $310.3 million of cash used for acquisitions in Europe and $38.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe.
Net cash used in investing activities of $69.5 million during fiscal 2012 is primarily the result of $44.6 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe and $24.9 million of cash used for acquisitions in Europe.

Net cash used in financing activities of $127.3 million during fiscal 2014 is primarily the result of $122.7 million of net repayments on our revolving credit lines and $6.2 related to acquisition earn-out payments, partially offset by $1.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”).
Net cash provided by financing activities of $80.3 million during fiscal 2013 is primarily the result of $345.8 million in net proceeds from the issuance of the Senior Notes in September 2012, $87.2 million of net borrowings on our revolving credit lines and $3.4 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our ESPP, partially offset by $185.1 million of cash used in the repurchase of shares of our common stock under our share repurchase programs and other share repurchases, $117.2 million of cash used for the acquisition of the noncontrolling interest in our European joint venture, $49.5 million for repayment of loans due to our former joint venture partner and $9.1 million for the return of capital to our former joint venture partner.
Net cash used in financing activities of $670.8 million during fiscal 2012 is primarily the result of the $350.0 million repayment of our convertible senior debentures, $314.9 million of cash used in the repurchase of approximately 6.7 million shares of our common stock under our share repurchase programs and $41.2 million of net repayments on our revolving credit lines, partially offset by $35.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our ESPP.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at January 31, 2014. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may no longer be available to us on acceptable terms to fund our working capital needs. The inability to obtain sufficient capital could have an adverse effect on our business.
Our credit facilities contain various obligations, financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The Company entered into certain waiver agreements with respect to these and other obligations within certain of the Company's credit facilities in connection with the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013. Each of the waiver agreements relates primarily to representations that may have been incorrect when made, the Company’s potential failure to comply with specific covenants, including principally financial reporting covenants, as well as the potential defaults and events of default that may have arisen or could arise as a result of the foregoing.
At January 31, 2014, we had approximately $570.1 million in cash and cash equivalents, of which $438.7 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued the Senior Notes in a public offering, resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year. We may, at our option, redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.

Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and minimum interest coverage. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2014. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013 at an interest rate of 1.65%.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Receivables Securitization Program was renewed in October 2012 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2014. There was $83.5 million outstanding under the Receivables Securitization Program at January 31, 2013, at an interest rate of 1.02%.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $429.6 million at January 31, 2014 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $42.9 million outstanding on these facilities at January 31, 2014, at a weighted average interest rate of 6.15%, and there was $40.6 million outstanding at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $891.0 million, of which $42.9 million was outstanding at January 31, 2014. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2014, we were in compliance with all such financial covenants.
At January 31, 2014, we had also issued standby letters of credit of $83.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2014 and 2013, the Company had a total of $263.7 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2014, 2013 and 2012, discount fees recorded under these facilities were $3.4 million, $2.6 million, and $1.1 million, respectively, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.
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

Contractual Obligations
As of January 31, 2014, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital lease	Debt (1)	Total
Fiscal year:
2015	$56,300	$719	$56,039	$113,058
2016	47,900	700	13,125	61,725
2017	31,800	664	13,125	45,589
2018	28,500	664	358,271	387,435
2019	22,700	664	0	23,364
Thereafter	46,800	3,773	0	50,573
Total payments	234,000	7,184	440,560	681,744
Less amounts representing interest	0	(1,522)	(47,646)	(49,168)
Total principal payments	$234,000	$5,662	$392,914	$632,576

(1)
Amounts include interest on the Senior Notes calculated at the fixed rate of 3.75% per year and excludes estimated interest on the committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

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
At January 31, 2014, we have $1.4 million recorded as a current liability for uncertain tax positions. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our liability for uncertain tax position has not been included in the contractual obligations table above and is not material to our consolidated financial statements (see Note 8 of Notes to Consolidated Financial Statements).
Off-Balance Sheet Arrangements
Synthetic Lease Facility
We have a synthetic lease facility with a group of financial institutions under which we lease certain logistics centers and office facilities from a third-party lessor. In June 2013, we replaced the previous synthetic lease facility with a new lease agreement that expires in June 2018 (the "Synthetic Lease"). Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.
Upon not less than 30 days notice, we may, at our option, purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $2.7 million per year.

The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 of Notes to Consolidated Financial Statements. As of January 31, 2014, the Company was in compliance with all such covenants.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of January 31, 2014 and 2013, the outstanding amount of guarantees under these arrangements totaled $13.4 million and $31.3 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
As a large global organization, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in the value of foreign currencies. It is our policy to utilize financial instruments to reduce risks where internal netting cannot be effectively employed. Additionally, we do not enter into derivative instruments for speculative or trading purposes. With respect to our internal netting practices, we will consider inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining our net exposure to be hedged using traditional forward contracts. Under this strategy, we would expect to increase or decrease our selling prices for products purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent we incur a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, we would expect to see a corresponding increase (decrease) in gross profit as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.
Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2014 and 2013, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge loans, accounts receivable and accounts payable. We are also exposed to changes in interest rates primarily as a result of our short-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 89% and 68% of our outstanding debt had fixed interest rates at January 31, 2014 and 2013, respectively. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of the Company's fixed rate debt may fluctuate.
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
The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level, calculated using the VaR model at January 31, 2014 and 2013. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR
	as of January 31,
	2014	2013
	(In thousands)
Foreign currency exchange rate sensitive financial instruments	$(2,251)	$(2,205)
Interest rate sensitive financial instruments	(707)	(661)
Combined portfolio	$(2,958)	$(2,866)
Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2014, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.	Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 9, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
April 9, 2014

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	January 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$570,101	$340,564
Accounts receivable, less allowances of $58,754 and $58,284	3,215,729	3,215,920
Inventories	2,450,782	2,254,510
Prepaid expenses and other assets	232,423	334,431
Total current assets	6,469,035	6,145,425
Property and equipment, net	77,631	84,395
Other assets, net	623,000	601,140
Total assets	$7,169,666	$6,830,960

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,959,410	$3,657,251
Accrued expenses and other liabilities	614,697	620,167
Revolving credit loans and current maturities of long-term debt, net	43,481	167,522
Total current liabilities	4,617,588	4,444,940
Long-term debt, less current maturities	354,121	354,458
Other long-term liabilities	99,346	113,193
Total liabilities	5,071,055	4,912,591

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,239,085 shares issued at January 31, 2014 and 2013	89	89
Additional paid-in capital	675,597	680,715
Treasury stock, at cost (21,177,130 and 21,436,566 shares at January 31, 2014 and 2013)	(894,936)	(905,900)
Retained earnings	1,993,290	1,813,358
Accumulated other comprehensive income	324,571	330,107
Total shareholders' equity	2,098,611	1,918,369
Total liabilities and shareholders' equity	$7,169,666	$6,830,960
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

	Year ended January 31,
	2014	2013	2012
Net sales	$26,821,904	$25,358,329	$25,647,313
Cost of products sold	25,459,558	24,055,275	24,269,872
Gross profit	1,362,346	1,303,054	1,377,441
Operating expenses:
Selling, general and administrative expenses	1,116,553	1,009,872	1,044,601
Restatement-related expenses and LCD settlements, net (Note 1)	18,280	0	0
Value added tax assessment (Note 13)	0	29,462	0
Loss on disposal of subsidiaries (Note 6)	0	0	28,294
	1,134,833	1,039,334	1,072,895
Operating income	227,513	263,720	304,546
Interest expense	26,606	30,126	31,377
Other (income) expense, net	(3,402)	4,128	858
Income before income taxes	204,309	229,466	272,311
Provision for income taxes	24,377	46,426	71,109
Consolidated net income	179,932	183,040	201,202
Net income attributable to noncontrolling interest	0	(6,785)	(10,452)
Net income attributable to shareholders of Tech Data Corporation	$179,932	$176,255	$190,750
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.73	$4.53	$4.36
Diluted	$4.71	$4.50	$4.30
Weighted average common shares outstanding:
Basic	38,020	38,871	43,749
Diluted	38,228	39,180	44,327
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Year ended January 31,
	2014	2013	2012
Consolidated net income	$179,932	$183,040	$201,202
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,536)	47,590	(76,819)
Total comprehensive income	174,396	230,630	124,383
Comprehensive income attributable to noncontrolling interest	0	(4,881)	(8,917)
Comprehensive income attributable to shareholders of Tech Data Corporation	$174,396	$225,749	$115,466
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Tech Data Corporation Shareholders
	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	Shares	Amount
Balance—January 31, 2011	59,239	$89	$770,221	$(466,635)	$1,446,353	$358,423	$23,961	$2,132,412
Purchase of treasury stock, at cost	0	0	0	(314,886)	0	0	0	(314,886)
Issuance of treasury stock for benefit plans and equity-based awards exercised, including related tax benefit of $2,718	0	0	(9,128)	41,907	0	0	0	32,779
Stock-based compensation expense	0	0	11,994	0	0	0	0	11,994
Total other comprehensive loss	0	0	0	0	0	(75,284)	(1,535)	(76,819)
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,553)	(4,553)
Net income	0	0	0	0	190,750	0	10,452	201,202
Balance—January 31, 2012	59,239	89	773,087	(739,614)	1,637,103	283,139	28,325	1,982,129
Purchase of treasury stock, at cost	0	0	0	(185,114)	0	0	0	(185,114)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $5,814	0	0	(20,072)	18,828	0	0	0	(1,244)
Stock-based compensation expense	0	0	13,616	0	0	0	0	13,616
Total other comprehensive income	0	0	0	0	0	49,494	(1,904)	47,590
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,428)	(4,428)
Purchase of noncontrolling interest	0	0	(85,916)	0	0	(2,526)	(28,778)	(117,220)
Net income	0	0	0	0	176,255	0	6,785	183,040
Balance—January 31, 2013	59,239	89	680,715	(905,900)	1,813,358	330,107	0	1,918,369
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $1,038	0	0	(13,976)	10,964	0	0	0	(3,012)
Stock-based compensation expense	0	0	8,858	0	0	0	0	8,858
Total other comprehensive loss	0	0	0	0	0	(5,536)	0	(5,536)
Net income	0	0	0	0	179,932	0	0	179,932
Balance—January 31, 2014	59,239	$89	$675,597	$(894,936)	$1,993,290	$324,571	$0	$2,098,611
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Cash received from customers	$28,253,552	$26,531,396	$27,034,281
Cash paid to vendors and employees	(27,775,887)	(26,306,835)	(26,404,749)
Interest paid	(23,082)	(11,422)	(18,313)
Income taxes paid	(75,435)	(89,445)	(85,978)
Net cash provided by operating activities	379,148	123,694	525,241
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	6,377	(310,253)	(24,898)
Acquisition of trademark	(1,519)	0	0
Expenditures for property and equipment	(15,598)	(14,871)	(13,672)
Software and software development costs	(13,271)	(23,494)	(30,887)
Net cash used in investing activities	(24,011)	(348,618)	(69,457)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,139	3,397	35,093
Cash paid for purchase of treasury stock	0	(185,114)	(314,886)
(Repayments) borrowings on long-term loans from joint venture partner	0	(49,549)	460
Acquisition of noncontrolling interest in joint venture	0	(117,220)	0
Return of capital to joint venture partner	0	(9,074)	0
Acquisition earn-out payment	(6,183)	0	0
Proceeds from issuance of Senior Notes, net of expenses	0	345,810	0
Net (repayments) borrowings on revolving credit loans	(122,656)	87,240	(41,195)
Principal payments on long-term debt	(538)	(500)	(352,316)
Excess tax benefit from stock-based compensation	927	5,304	2,003
Net cash (used in) provided by financing activities	(127,311)	80,294	(670,841)
Effect of exchange rate changes on cash and cash equivalents	1,711	(1,068)	(21,279)
Net increase (decrease) in cash and cash equivalents	229,537	(145,698)	(236,336)
Cash and cash equivalents at beginning of year	340,564	486,262	722,598
Cash and cash equivalents at end of year	$570,101	$340,564	$486,262

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$179,932	$176,255	$190,750
Net income attributable to noncontrolling interest	0	6,785	10,452
Consolidated net income	179,932	183,040	201,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of subsidiaries	0	0	28,294
Depreciation and amortization	72,979	58,353	57,332
Provision for losses on accounts receivable	11,725	9,653	10,813
Stock-based compensation expense	8,858	13,616	11,994
Accretion of debt discount on Senior Notes and convertible senior debentures	264	88	8,994
Deferred income taxes	(53,484)	(22,759)	(33,952)
Excess tax benefit from stock-based compensation	(927)	(5,304)	(2,003)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,031)	(103,538)	(10,744)
Inventories	(209,383)	(151,713)	457,190
Prepaid expenses and other assets	77,737	(102,139)	(37,766)
Accounts payable	321,254	218,618	(124,577)
Accrued expenses and other liabilities	6,224	25,779	(41,536)
Total adjustments	199,216	(59,346)	324,039
Net cash provided by operating activities	$379,148	$123,694	$525,241
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
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interest is recognized for the portion of a consolidated joint venture not owned by the Company. The noncontrolling interest of the consolidated joint venture was purchased by the Company during fiscal 2013 (as further discussed in Note 5 - Acquisitions). The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2014, 2013 and 2012.
The Company generated approximately 21%, 21% and 25% of consolidated net sales in fiscal 2014, 2013 and 2012, respectively, from products purchased from Hewlett-Packard Company and 13% and 12% of consolidated net sales in fiscal 2014 and 2013, respectively, from products purchased from Apple, Inc. There were no other vendors and no customers that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2014, 2013 or 2012.
Cash and Cash Equivalents
Short-term investments which are highly liquid and have an original maturity of 90 days or less are considered cash equivalents.
The Company had book overdrafts included in current liabilities of $1.0 million and $6.0 million at January 31, 2014 and 2013, respectively, related to bank accounts where a right of offset does not exist.
Investments
The Company invests in life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net."
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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2014 and 2013, the Company had a total of $263.7 million and $284.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2014, 2013 and 2012, discount fees recorded under these facilities were $3.4 million, $2.6 million, and $1.1 million, respectively, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.
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
Intangible Assets
Included within other assets at both January 31, 2014 and 2013 are certain intangible assets including capitalized software and development costs, as well as customer and vendor relationships, preferred supplier agreements, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.
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
Product Warranty
The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company typically does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2014, 2013 and 2012.
Value Added Taxes
The majority of our international operations are subject to a value added tax ("VAT"), which is typically applied to all goods and services purchased and sold. The Company's VAT liability represents VAT that has been recorded on sales to our customers and not yet remitted to the respective governmental authorities and the Company's VAT receivable represents VAT paid on purchases of goods and services that will be collected from future sales to our customers. At January 31, 2014 and 2013, the Company's VAT liability is approximately $233.9 million and $236.0 million, respectively, and is included in "accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. The Company's VAT liability at January 31, 2014 and 2013 excludes $56.4 million and $55.6 million, respectively, included in "accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet for assessments, including penalties and interest, related to various VAT matters in one of the Company's subsidiaries in Spain as discussed further in Note 13 - Commitments and Contingencies. At January 31, 2014 and 2013, the Company's VAT receivable is approximately $100.0 million and $90.9 million, respectively, included in "prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, South America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2014, 2013 or 2012.
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
Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income, included within shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company's Consolidated Income Statement.
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
Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “other (income) expense, net” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either other current assets or other current liabilities.
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.”
The Company’s accumulated other comprehensive income included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account (“CTA account”), including applicable income taxes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2014, 2013 and 2012, respectively.
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
Restatement-related expenses and LCD settlements, net
Restatement-related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) supplemental procedures to assist in reviewing the Company's financial statements and accounting practices, and (iv) other related activities. During fiscal 2014, the Company incurred approximately $53.8 million of restatement-related expenses which are recorded in "restatement-related expenses and LCD settlements, net" in the Consolidated Statement of Income.
Additionally, the Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During fiscal 2014, the Company reached settlement agreements with certain manufacturers in the amount of $35.5 million, net of attorney fees and expenses, which is recorded in "restatement-related expenses and LCD settlements, net" in the Consolidated Statement of Income.
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
Reclassifications
Certain reclassifications have been made to the January 31, 2013 and 2012 financial statements to conform to the January 31, 2014 financial statement presentation. These reclassifications did not change previously reported total assets, total liabilities and shareholders' equity or consolidated net income.

NOTE 2 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to shareholders of Tech Data by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 9 - Employee Benefit Plans) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Year ended January 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income attributable to shareholders of Tech Data Corporation	$179,932	$176,255	$190,750

Weighted-average common shares - basic	38,020	38,871	43,749
Effect of dilutive securities:
Equity-based awards	208	309	578
Weighted-average common shares - diluted	38,228	39,180	44,327

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.73	$4.53	$4.36
Diluted	$4.71	$4.50	$4.30
At January 31, 2014, 2013 and 2012, there were 6,236, 9,456 and 16,382 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment consists of the following:

	January 31,
	2014	2013
	(In thousands)
Land	$5,778	$5,804
Buildings and leasehold improvements	84,362	82,607
Furniture, fixtures and equipment	323,266	348,694
Property and equipment	413,406	437,105
Less: accumulated depreciation	(335,775)	(352,710)
Property and equipment, net	$77,631	$84,395
Depreciation expense included in income from operations for the years ended January 31, 2014, 2013 and 2012 totaled $21.2 million, $20.5 million and $21.9 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill balance of $230.5 million and $225.0 million at January 31, 2014 and 2013, respectively, is included within “other assets, net” in the Consolidated Balance Sheet.
The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2014, are as follows:

	Americas	Europe	Total

		(In thousands)
Balance as of February 1, 2013	$2,966	$222,079	$225,045
Goodwill acquired during the year	1,922	2,463	4,385
Foreign currency translation adjustment	0	1,042	1,042
Balance as of January 31, 2014	$4,888	$225,584	$230,472
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2014. The impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value. As a result, no goodwill impairment was recorded at January 31, 2014.
Also included within “other assets, net” are intangible assets as follows:

	January 31, 2014			January 31, 2013
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
		(In thousands)			(In thousands)
Capitalized software and development costs	$328,456	$255,946	$72,510	$330,116	$248,013	$82,103
Customer and vendor relationships	209,685	74,461	135,224	206,415	52,608	153,807
Preferred supplier agreement	32,120	7,622	24,498	31,536	1,549	29,987
Other intangible assets	13,485	7,814	5,671	10,007	6,346	3,661
Total	$583,746	$345,843	$237,903	$578,074	$308,516	$269,558
The Company capitalized intangible assets of $19.0 million, $156.4 million and $48.1 million for the years ended January 31, 2014, 2013 and 2012, respectively. For fiscal 2014, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations and vendor relationships related to the Company's business acquisition during fiscal 2014 (see also Note 5 – Acquisitions). For fiscal 2013, these capitalized assets resulted from customer and vendor relationships related to the Company’s business acquisition during fiscal 2013 and capitalized assets related to the software and software development expenditures in the Company's SAP implementation in the U.S. For fiscal 2012, these capitalized assets related primarily to software and software development expenditures to be used in the Company’s operations and customer and vendor relationships related to the Company’s acquisitions during fiscal 2012. There was no interest capitalized during any of the fiscal years ended January 31, 2014, 2013 and 2012.
The weighted-average amortization period for all intangible assets capitalized during fiscal 2014, 2013, and 2012 approximated six years, eight years and six years, respectively. The weighted average amortization period of all intangible assets was approximately seven years for fiscal 2014 and 2013 and six years for fiscal 2012.

Amortization expense for the fiscal years ended January 31, 2014, 2013 and 2012, totaled $51.8 million, $37.8 million and $35.4 million, respectively. Estimated amortization expense of capitalized software and development costs placed in service at January 31, 2014, and acquired intangible assets (which includes customer and vendor relationships, preferred supplier agreement and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Acquired intangible assets	Total
2015	$19,800	$28,900	$48,700
2016	14,300	25,000	39,300
2017	10,700	24,000	34,700
2018	7,800	22,100	29,900
2019	5,200	15,900	21,100

NOTE 5 — ACQUISITIONS

Acquisition of Brightstar Europe Limited
In September 2012, the Company acquired Brightstar Corp.’s ("Brightstar") fifty percent ownership interest in Brightstar Europe Limited (“BEL”), which was a consolidated joint venture between Tech Data and Brightstar. The terms of the agreement included a payment of $165.9 million in cash for Brightstar's equity in BEL (previously reflected as “noncontrolling interest” in the Consolidated Balance Sheet) and the repayment of all loans advanced by Brightstar to BEL. Upon the closing of the transaction, the Company recorded a decrease of approximately $85.9 million to additional paid-in capital within shareholders’ equity, comprised of a purchase price premium of approximately $85.0 million paid to Brightstar for its share of BEL and approximately $0.9 million of direct costs incurred with the transaction (based on the foreign currency exchange rates on the date of acquisition). The acquisition of Brightstar's fifty percent interest in BEL, the repayment of all loans advanced by Brightstar to BEL and transaction costs were funded with the Company’s available cash.
Acquisition of SDG
On November 1, 2012, the Company acquired several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price, which was finalized during the first quarter of fiscal 2014, of approximately $358 million. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Management believes the acquisition of SDG supports the Company’s diversification strategy by strengthening its European value and broadline IT offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement (as subsequently amended) whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of six years, which we estimate will add incremental sales of approximately $450 million to $475 million annually.

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
$358,000
The allocation of identifiable intangible assets is comprised of approximately $103.1 million related to customer and vendor relationship assets with an estimated useful life of ten years and approximately $31.2 million related to the preferred supplier agreement to be amortized over the six year life of the agreement, as amended.
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

Fiscal Year Ended January 31,
2013
(In thousands, unaudited)

Net sales
As reported	$25,358,329
Proforma	$27,099,438

Net income attributable to shareholders of Tech Data Corporation
As reported	$176,255
Proforma	$188,265

Acquisition of TD Mobility
On November 1, 2013, the Company acquired Brightstar’s fifty percent ownership interest in TD Mobility, a joint venture in the United States, for a cash purchase price of approximately $2.1 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $4.0 million identifiable intangible assets of approximately $4.2 million goodwill of approximately $1.9 million and liabilities of approximately $6.1 million. Identifiable intangible assets are primarily related to vendor relationships and other intangible assets with estimated useful lives of five to ten years. Proforma information for the acquisition of TD Mobility has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.

NOTE 6 — LOSS ON DISPOSAL OF SUBSIDIARIES
In the fourth quarter of fiscal 2012, as part of the Company’s ongoing initiatives to optimize its profitability and return on invested capital, the decision was made to close the Company’s in-country commercial operations in Brazil and Colombia by the end of fiscal 2012. During the fourth quarter of fiscal 2012, the Company recorded a loss on disposal of these subsidiaries of $28.3 million, which included a $9.9 million impairment on the Company’s investments in Brazil and Colombia due to a foreign currency exchange loss (previously recorded in shareholders’ equity as accumulated other comprehensive income), $15.3 million related to the write-off of certain VAT receivables and $3.1 million comprised primarily of severance costs, fixed asset write-offs and lease termination penalties. These costs are reflected in the Consolidated Statement of Income as “loss on disposal of subsidiaries,” which is a component of operating income. These costs do not include any estimated costs associated with the Brazilian subsidiary’s contingencies for certain tax-related exposures (see further discussion in Note 13 - Commitments and Contingencies). The operating losses of Brazil and Colombia for the fiscal year ended January 31, 2012 were not material to the Company’s consolidated operating results.

NOTE 7 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	January 31,
	2014	2013
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(974)	(1,238)
Senior Notes, net	349,026	348,762
Capital leases	5,662	6,243
Other committed and uncommitted revolving credit facilities, average interest rate of 6.15% and 2.09% at January 31, 2014 and January 31, 2013, respectively, expiring on various dates through fiscal 2017	42,914	166,975
	397,602	521,980
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(43,481)	(167,522)
Total long-term debt	$354,121	$354,458
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the “Senior Notes”), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year. The Company, at its option, may redeem the Senior Notes at any time in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2014. There was $42.9 million outstanding under the Credit Agreement at January 31, 2013, at an interest rate of 1.65%
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $623.0 million and $690.6 million at January 31, 2014 and 2013, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2014. There was $83.5 million outstanding under the Receivables Securitization Program at January 31, 2013, at an interest rate of 1.02%.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $429.6 million at January 31, 2014 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $42.9 million outstanding on these facilities at January 31, 2014, at a weighted average interest rate of 6.15%, and there was $40.6 million outstanding at January 31, 2013, at a weighted average interest rate of 4.76%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on the credit facilities is approximately $891.0 million, of which $42.9 million was outstanding at January 31, 2014. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2014, the Company was in compliance with all such financial covenants. The ability to draw funds under certain credit facilities is dependent upon maintaining sufficient collateral (in the case of the Receivables Securitization Program) and meeting the aforementioned financial covenants, which may limit the Company’s ability to draw the full amount of these facilities.
At January 31, 2014, the Company had also issued standby letters of credit of $83.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned facilities.
Future payments of debt and capital leases at January 31, 2014 and for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2015	$43,633
2016	700
2017	664
2018	350,664
2019	664
Thereafter	3,773
Total payments	400,098
Less - amounts representing interest on capital leases	(1,522)
Total principal payments	$398,576

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

Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$42,040	$25,230	$65,508
State	2,799	2,622	1,692
Foreign	33,022	41,333	37,861
Total current	77,861	69,185	105,061
Deferred:
Federal	(785)	11,329	(22,624)
State	(79)	1,103	(422)
Foreign	(52,620)	(35,191)	(10,906)
Total deferred	(53,484)	(22,759)	(33,952)
	$24,377	$46,426	$71,109
The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended January 31,
	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.2	0.4
Net changes in deferred tax valuation allowances	(19.5)	(9.0)	(3.4)
Tax on foreign earnings different than U.S. rate	(11.7)	(9.9)	(9.9)
Nondeductible penalties	0.0	0.5	0.0
Nondeductible interest	6.4	0.8	1.6
Reserve established for foreign income tax contingencies	0.3	0.5	0.1
Reversal of previously accrued income tax reserves	0.0	0.0	(0.4)
Effect of company-owned life insurance	(0.6)	(0.4)	0.0
Disposal of subsidiaries	0.0	0.0	3.2
Other, net	1.2	1.4	(0.5)
	11.9%	20.1%	26.1%
In fiscal 2014, 2013 and 2012, the Company recorded income tax benefits of $45.3 million, $25.1 million and $13.6 million, respectively, for the reversal of deferred tax valuation allowances primarily related to specific European jurisdictions which had been recorded in prior fiscal years. The income tax benefit recorded in fiscal 2012 was substantially offset by an income tax expense associated with the write-off of deferred and other income tax assets related to the closure of the Brazil in-country commercial operations.

The components of pretax income are as follows:

	Year ended January 31,
	2014	2013	2012
	(In thousands)
United States	$124,134	$108,700	$131,662
Foreign	80,175	120,766	140,649
	$204,309	$229,466	$272,311
The significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2014	2013
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$70,800	$81,679
Capitalized marketing program costs	4,722	3,456
Goodwill	6,108	4,004
Deferred costs currently deductible	6,094	4,870
Other, net	7,491	5,074
Total deferred tax liabilities	95,215	99,083
Deferred tax assets:
Accrued liabilities	50,665	50,039
Loss carryforwards	125,914	124,536
Amortizable goodwill	11,915	15,253
Depreciation and amortization	7,699	6,706
Disallowed interest expense	38,481	28,069
Other, net	10,149	12,908
	244,823	237,511
Less: valuation allowances	(101,340)	(142,375)
Total deferred tax assets	143,483	95,136
Net deferred tax asset (liability)	$48,268	$(3,947)
The net change in the deferred tax valuation allowances in fiscal 2014 was $41.0 million primarily resulting from the $45.3 million reversal of deferred tax valuation allowances primarily related to certain European jurisdictions as discussed previously. The net change in the deferred tax valuation allowances in fiscal 2013 was a decrease of $16.0 million primarily resulting from the $25.1 million reversal of a deferred tax valuation allowance related to a specific European jurisdiction as discussed previously, and the net change in the deferred tax valuation allowances in fiscal 2012 was a decrease of $27.6 million.
The valuation allowances at both January 31, 2014 and 2013 primarily relate to foreign net operating loss carryforwards. The Company’s foreign net operating loss carryforwards totaled $617.9 million and $606.8 million at January 31, 2014 and 2013, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2015 through 2033. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors.
To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination was made.
In connection with the SDG acquisition during fiscal 2013, the Company recorded a $30.1 million long-term deferred tax liability and a $3.1 million short-term deferred tax asset (see also Note 5 - Acquisitions).

At January 31, 2014, there are $390.2 million of consolidated cumulative undistributed earnings of foreign subsidiaries. It is not currently practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2014, 2013 and 2012 is as follows (in thousands):

Gross unrecognized tax benefits at January 31, 2011	$5,075
Increases in tax positions for prior years	1,590
Decreases in tax positions for prior years	(208)
Increases in tax positions for current year	56
Expiration of statutes of limitation	(791)
Settlements	(1,990)
Changes due to translation of foreign currencies	(47)
Gross unrecognized tax benefits at January 31, 2012	3,685
Increases in tax positions for prior years	2,890
Decreases in tax positions for prior years	(127)
Increases in tax positions for current year	171
Expiration of statutes of limitation	(38)
Settlements	(1,106)
Changes due to translation of foreign currencies	124
Gross unrecognized tax benefits at January 31, 2013	5,599
Increases in tax positions for prior years	1,956
Decreases in tax positions for prior years	(420)
Increases in tax positions for current year	93
Expiration of statutes of limitation	(77)
Settlements	(1,295)
Changes due to translation of foreign currencies	3
Gross unrecognized tax benefits at January 31, 2014	$5,859

At January 31, 2014, 2013 and 2012, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.4 million, $4.8 million and $2.5 million, respectively.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2014 totaled $1.4 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2014, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2014, 2013 and 2012 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2014, 2013 and 2012, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2011. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 9 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2014, the Company had awards outstanding from three equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 3.0 million shares remain available for future grant at January 31, 2014. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
For the fiscal years ended January 31, 2014, 2013 and 2012, the Company recorded $8.9 million, $13.6 million and $12.0 million, respectively, of stock-based compensation expense, and related income tax benefits of $2.9 million, $4.4 million and $3.7 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2014, 2013 and 2012 was $1.1 million, $3.4 million and $35.1 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $5.5 million, $11.7 million and $7.6 million, respectively, for the fiscal years ended January 31, 2014, 2013 and 2012.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and four years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $8.7 million, $12.6 million and $10.7 million for the vesting of RSUs during fiscal 2014, 2013 and 2012, respectively.
A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2014 is as follows:

	Shares	Weighted- average grant date fair value
Outstanding at January 31, 2013	606,767	$49.18
Vested	(277,139)	46.49
Canceled	(45,424)	51.37
Outstanding at January 31, 2014	284,204	$51.45
The total fair value of RSUs which vested during the fiscal years ended January 31, 2014, 2013 and 2012 is $12.9 million, $9.3 million and $7.9 million, respectively. The weighted-average estimated fair value of the 305,097 and 272,949 RSUs granted during the fiscal years ended January 31, 2013 and 2012 was $52.80 and $48.53, respectively. As of January 31, 2014, the unrecognized stock-based compensation expense related to non-vested RSUs was $6.2 million, which the Company expects to be recognized over the next two years (over a remaining weighted average period of two years).
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

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2014 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2013	502,225	$33.33
Exercised	(169,246)	23.70
Canceled	(3,191)	29.38
Outstanding at January 31, 2014	329,788	38.31	1.1	$5,148
Vested and expected to vest at January 31, 2014	329,416	38.29	1.1	5,148
Exercisable at January 31, 2014	325,111	38.09	1.0	5,148
Stock-based compensation expense includes $0.2 million, $1.0 million and $1.3 million for the vesting of MV Stock-settled SARs and MVOs during fiscal 2014, 2013 and 2012, respectively.
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2014 and the grant price for all “in-the-money” equity-based awards at January 31, 2014. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2014, 2013 and 2012 was $3.3 million, $21.0 million and $14.1 million, respectively. As of January 31, 2014, total unrecognized compensation cost related to MV Stock-settled SARs and MVOs was insignificant. The total fair value of MV Stock-settled SARs and MVOs which vested during the fiscal years ended January 31, 2014, 2013 and 2012 was $1.0 million, $1.2 million and $1.5 million, respectively. The weighted-average estimated fair value of the 6,236 and 12,882 MVOs granted during the fiscal years ended January 31, 2013 and 2012 was $10.77 and $10.78, respectively, based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models.
A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2014, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/14	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/14	Weighted- average exercise price
$21.13 – $21.13	33,355	4.8	$21.13	33,355	$21.13
24.69 – 31.63	13,963	0.4	27.90	13,963	27.90
37.04 – 37.04	29,000	2.2	37.04	29,000	37.04
37.06 – 40.69	32,347	1.8	38.15	32,347	38.15
41.08 – 41.08	200,410	0.2	41.08	200,410	41.08
41.55 – 45.72	11,257	0.9	44.89	11,257	44.89
48.79 – 54.03	9,456	5.4	52.25	4,779	50.50
	329,788	1.1	38.31	325,111	38.09
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards (see further discussion of the Company’s share repurchase program in Note 10 – Shareholders’ Equity below).
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2014, the Company has issued 483,538 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2014, 2013 and 2012.

Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $0.7 million for fiscal 2014 and $2.5 million for both fiscal 2013 and 2012. The Company suspended the employer match for the 401(k) Savings Plan during fiscal 2014.

NOTE 10 — SHAREHOLDERS’ EQUITY
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
The Company’s common share repurchase and issuance activity for fiscal 2014 and 2013 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2012	18,166,761	$40.71
Shares of common stock repurchased under share repurchase programs	3,878,548	49.33
Shares of treasury stock reissued	(608,743)
Treasury stock balance at January 31, 2013	21,436,566	42.26
Shares of treasury stock reissued	(259,436)
Treasury stock balance at January 31, 2014	21,177,130	42.26
NOTE 11 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2014			January 31, 2013
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$6,160			$19,835

Liabilities
Foreign currency forward contracts		$2,423			$19,628
Acquisition-related contingent consideration			$10,571			$18,147
The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 12 – Derivative Instruments.
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During fiscal 2014, adjustments to the fair value of acquisition-related contingent consideration of $0.8 million were recorded as a component of "selling, general and administrative expenses" and $0.5 million was recorded to "other (income) expense, net" in the Company's Consolidated Statement of Income. Approximately $8.7 million of the acquisition-related contingent consideration was paid during fiscal 2014 and the remaining balance is expected to be paid by the first quarter of fiscal 2016.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at January 31, 2014 is $38.4 million and $33.8 million, respectively.
The $350 million of Senior Notes discussed in Note 7 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $364.2 million at January 31, 2014, based upon quoted market information (level 1 criteria).
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other (income) expense, net”, was a net foreign currency exchange (gain) loss of $(17.2) million, $13.1 million and

$8.7 million, respectively, for the fiscal years ended January 31, 2014, 2013 and 2012. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2014 and 2013 are $1.6 billion and $1.8 billion, respectively, with average maturities of 28 days and 27 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 11 – Fair Value Measurements.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal 2026. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $55.5 million, $51.5 million and $56.5 million in fiscal years 2014, 2013 and 2012, respectively. Future minimum lease payments at January 31, 2014, under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2015	$56,300
2016	47,900
2017	31,800
2018	28,500
2019	22,700
Thereafter	46,800
Total payments	$234,000
Synthetic Lease Facility
The Company has a synthetic lease facility with a group of financial institutions under which the Company leases certain logistics centers and office facilities from a third-party lessor. During June 2013, the Company replaced the previous Synthetic Lease Facility with a new lease agreement that expires in June 2018 (the "Synthetic Lease"). Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.

Upon not less than 30 days' notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $2.7 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 - Debt. As of January 31, 2014, the Company was in compliance with all such covenants.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various VAT matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, the risk that the assessments will be upheld has significantly increased. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. The Company estimates the total exposure for these assessments (including previously recorded amounts), including various penalties and interest, is approximately $56.4 million, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet at January 31, 2014.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $25.3 million at January 31, 2014. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, the two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2014 and 2013, the outstanding amount of guarantees under these arrangements totaled $13.4 million and $31.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
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

Financial information by geographic segment is as follows:

	Year ended January 31,
	2014	2013	2012
	(In thousands)
Net sales to unaffiliated customers
Americas (1)	$10,188,618	$9,823,515	$10,405,428
Europe	16,633,286	15,534,814	15,241,885
Total	$26,821,904	$25,358,329	$25,647,313

Operating income
Americas (2) (3)	$156,143	$150,055	$173,978
Europe (4) (5)	80,228	127,281	142,562
Stock-based compensation expense	(8,858)	(13,616)	(11,994)
Total	$227,513	$263,720	$304,546

Depreciation and amortization
Americas	$16,763	$16,210	$16,338
Europe	56,216	42,143	40,994
Total	$72,979	$58,353	$57,332

Capital expenditures
Americas	$9,530	$19,842	$29,240
Europe	19,339	18,523	15,319
Total	$28,869	$38,365	$44,559

	As of
	January 31, 2014	January 31, 2013
	(In thousands)
Identifiable assets:
Americas	$1,984,895	$2,004,295
Europe	5,184,771	4,826,665
Total	$7,169,666	$6,830,960

Long-lived assets:
Americas (1)	$28,091	$30,492
Europe	49,540	53,903
Total	$77,631	$84,395

Goodwill & acquisition-related intangible assets, net:
Americas	$8,936	$2,966
Europe	386,919	409,534
Total	$395,855	$412,500

(1)
Net sales to unaffiliated customers in the United States represented 86%, 85% and 83%, respectively, of the total Americas' net sales to unaffiliated customers for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. Total long-lived assets excluding goodwill, intangible assets and investments in subsidiaries in the United States represented 90% of the Americas' total long-lived assets at both January 31, 2014 and 2013.

(2)
Operating income in the Americas for the fiscal year ended January 31, 2014 includes a gain associated with legal settlements of $35.5 million and restatement-related expenses of $13.2 million. See Note 1 - Business and Summary of Significant Accounting Policies.

(3)
During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of the operations in Brazil and Colombia (see further discussion in Note 6 - Loss on Disposal of Subsidiaries).

(4)	Operating income in Europe for the fiscal year ended January 31, 2014 includes $40.6 million of restatement-related expenses.

(5)
Operating income in Europe for the fiscal year ended January 31, 2013 includes a VAT assessment of $29.5 million in relation to an assessment and penalties for various VAT matters in one of the Company’s subsidiaries in Spain (see further discussion in Note 13 - Commitments and Contingencies).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2014 and 2013 is as follows:

	Quarter ended
	April 30 (1)	July 31 (1)	October 31 (1) (2)	January 31 (1)(2)(3)
	(In thousands, except per share amounts)
Fiscal year 2014:
Net sales	$6,147,757	$6,327,476	$6,373,564	$7,973,107
Gross profit	322,414	315,840	326,076	398,016
Operating income	36,031	29,859	63,880	97,743
Consolidated net income	17,760	14,695	37,716	109,761
Net income attributable to shareholders of Tech Data Corporation	$17,760	$14,695	$37,716	$109,761
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.47	$0.39	$0.99	$2.88
Diluted	$0.47	$0.38	$0.99	$2.87

	Quarter ended
	April 30	July 31	October 31	January 31 (4) (5)
	(In thousands, except per share amounts)
Fiscal year 2013:
Net sales	$5,910,063	$5,968,419	$6,037,475	$7,442,372
Gross profit	323,408	302,593	306,079	370,974
Operating income	82,458	60,311	63,595	57,356
Consolidated net income	56,012	38,527	44,060	44,441
Net income attributable to shareholders of Tech Data Corporation	$54,178	$34,699	$42,937	$44,441
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$1.32	$0.89	$1.14	$1.18
Diluted	$1.30	$0.89	$1.13	$1.17

(1)
During the first, second, third and fourth quarters of fiscal 2014, the Company recorded $3.0 million, $11.0 million, $15.0 million and $24.8 million of restatement-related expenses, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(2)
During the third and fourth quarters of fiscal 2014, the Company recorded gains of $22.9 million and $12.6 million, respectively, associated with legal settlements (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(3)
During the fourth quarter of fiscal 2014, the Company recorded a $45.3 million reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe (see further discussion in Note 8 - Income Taxes).

(4)
During the fourth quarter of fiscal 2013, the Company recorded a $41.0 million increase in an accrual for various VAT matters in one of the Company’s subsidiaries in Spain (see further discussion in Note 13 - Commitments and Contingencies).

(5)
During the fourth quarter of fiscal 2013, the Company recorded an income tax benefit of $25.1 million for the reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe (see further discussion in Note 8 - Income Taxes).

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2014. Based on this evaluation and considering the material weaknesses in internal control over financial reporting described below in "Management's Report on Internal Control Over Financial Reporting," the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of such date.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework). Based on our assessment and due to the material weaknesses discussed below, we have concluded that, as of January 31, 2014, the Company’s internal control over financial reporting was not effective based on those criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses identified during the course of procedures performed in connection with the restatement of our financial statements filed on February 5, 2014 with our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 remain outstanding at January 31, 2014:

Inadequate control environment in a United Kingdom (“UK”) subsidiary and two other European subsidiaries

We did not maintain an effective control environment in our primary operating subsidiary in the UK and two other European subsidiaries, which collectively comprise approximately 13% of our worldwide consolidated revenue during the year ended January 31, 2014. This inadequate control environment could prevent the timely detection of a circumvention of internal controls by local personnel within these subsidiaries, including internal controls over manual journal entries and balance sheet account reconciliations. In addition, as of January 31, 2014 the Company was in the process of integrating its UK-based SDG operations ("SDG UK"), which were acquired in November 2012, into its primary U.K. operating subsidiary, and therefore SDG UK is likewise considered to have an ineffective control environment. This integration was completed during the first quarter of fiscal 2015.

Inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America

We did not maintain effective procedures in Europe for ensuring review, approval, documentation and record retention related to manual journal entries. We also had a similar weakness in two subsidiaries in Latin America representing approximately 1% of our consolidated net sales in fiscal 2014. As a result of this control deficiency, improper manual journal entries may not be detected on a timely basis.

Inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting

We did not maintain effective account reconciliation procedures in Europe over certain aspects of vendor accounting. As a result of this control deficiency, we may not be able to detect certain errors on a timely basis, particularly those related to the improper timing of recognition in the income statement of certain vendor incentives, product discounts/price variances, promotions and other vendor credits.

Inadequate anti-fraud program controls and monitoring

We did not maintain effective controls to prevent or detect the potential circumvention or override of controls in certain European subsidiaries. Specifically, the monitoring controls, including internal audit and review of the effectiveness of key balance sheet reconciliations, were not sufficient to prevent or detect the potential circumvention of internal control over financial reporting. In addition, there was a lack of awareness or willingness of some staff in the three European subsidiaries referred to above to contact the Company’s independent hotline or to take other actions that could help identify potential errors on a timely basis.
The effectiveness of internal control over financial reporting as of January 31, 2014, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company's consolidated financial statements, as stated in their report included herein.

Remedial actions

The Company is evaluating or implementing various remedial actions to address the material weaknesses described above. These actions include the following:

•	Certain personnel are no longer employed by the Company.

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

•	The Company has implemented changes to its compensation programs to better motivate accurate financial reporting and compliance.

•
The Company is implementing changes in various processes, including: tools to document, support and review manual journal entries; new financial statement review and audit programs; and centralization of various control and finance processes.

•	The Company is in the process of evaluating potential enhancements to the accounting and enterprise computer systems to improve systematic controls and account reconciliation processes.

•	The Company evaluated its organizational structure, and has changed roles and responsibilities to enhance controls and compliance.

•	The Company has appointed a Chief Ethics and Compliance Officer and is evaluating additional enhancements to its compliance structure and organization.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified certain material weaknesses in controls relating to an inadequate control environment in a United Kingdom subsidiary and two other European subsidiaries, inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America, inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting and inadequate anti-fraud program controls and monitoring. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated April 9, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Tech Data Corporation and subsidiaries has not maintained effective internal control over financial reporting as of January 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Tampa, Florida
April 9, 2014

ITEM 9B.	Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2014 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2014.
Audit Committee
The Company has a separately designated, standing Audit Committee. The members of the Audit Committee are Charles E. Adair (Chair), Harry J. Harczak, Jr., Patrick G. Sayer and Savio W. Tung. The Board of Directors of Tech Data has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934. All members of the Audit Committee are independent as defined by applicable law and the listing requirements of NASDAQ.
Code of Ethics
The Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer, and principal accounting officer), and employees, known as the Code of Conduct, which is available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor. Tech Data intends to provide information required by Item 5.05 of Form 8-K by disclosing any amendment to, or waiver from, a provision of the Code of Ethics that applies to Tech Data’s principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions on the Company’s website at the web address noted in this section.

ITEM 11.	Executive Compensation.
The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2014 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives(1)	Weighted average exercise price per share of outstanding equity-based incentives(2)	Number of shares remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by shareholders for:
Employee equity compensation	598,992	$20.27	3,043,947
Employee stock purchase	0	0	516,462
Non-employee directors’ equity compensation	15,000	32.69	0
Total	613,992	20.58	3,560,409

(1)
The equity-based incentives outstanding include 11,467 maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”) at an average exercise price of $38.39. Assuming the maximum cap of $20 per share is reached, the maximum number of shares that would be issued from the exercise of MV Stock-settled SARs would be approximately 4,000 shares. The total of equity-based incentives outstanding also includes 22,859 shares outstanding for non-employee directors.

(2)
The calculation of the weighted average exercise price includes restricted stock awards that do not have an exercise price. Excluding the restricted stock awards, the weighted average exercise price of outstanding options and MV Stock-settled SARs would be $38.31 per share for equity compensation plans approved by security holders.

(3)	All employee and non-employee director share-based equity incentive awards are issued under the shareholder-approved 2009 Equity Incentive Plan of Tech Data Corporation.
The information required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to the Company's Proxy Statement.

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
Information regarding principal accountant fees and services is set forth under the caption “Independent Registered Certified Public Accounting Firm Fees” in the Company’s Proxy Statement and incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
2-A(26)	Agreement Relating to the Acquisition of the IT Distribution Business of the SCC Group dated as of September 4, 2012

3-N(19)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 23, 2009 with the Secretary of the State of Florida

3(ii)(18)	Bylaws of Tech Data Corporation as adopted by the Board of Directors on March 24, 2009 and approved by the Shareholders on June 10, 2009

4 - A(27)	Indenture, dated as of September 21, 2012, between Tech Data Corporation and U.S. Bank National Association, as trustee

4 - B(27)	Form of 3.750% Note due 2017

10-NN(4)	Non-Employee Directors’ 1995 Non-Statutory Stock Option Plan

10-OO(4)	1995 Employee Stock Purchase Plan

10-AAa(5)	Transfer and Administration Agreement dated May 19, 2000

10-AAi(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAt(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAaa(3)	2005 Deferred Compensation Plan

10-AAbb(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000 (composite through amendment 8, dated as of December 13, 2004)

10-AAac(28)	Amendment Number 9 to Transfer and Administration Agreement dated as of March 7, 2005

10-AAcc(8)	Executive Severance Plan, effective March 31, 2005

10-AAdd(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAii(9)	Amendment No. 10 to Transfer and Administration Agreement dated as of September 10. 2005

10-AAjj(10)	Uncommitted Account Receivable Purchase Agreement dated as of January 23, 2006

10-AAnn(11)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(11)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(12)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAtt(13)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAuu(13)	Indenture for New 2.75% Convertible Senior Debentures due 2026 between Tech Data and U.S. Bank National Association

10-AAvv(14)	Equity Incentive Bonus Plan

10-AAyy(15)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-BBa(16)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(16)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(16)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(17)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-BBe(19)	2009 Equity Incentive Plan of Tech Data Corporation

10-BBf(20)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-BBh(21)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-BBj(22)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-BBk(22)	Credit Agreement dated as of September 27, 2011

10-BBl(23)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-BBm(23)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-BBn(24)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-BBo(25)	Amendment No. 18 to Transfer and Administration Agreement as of October 31, 2012

10-BBp(25)	Consent for Third Amended and Restated Participation Agreement

10-BBq(29)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-BBr(29)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-BBs(30)	Waiver Agreement to the Third Amended and Restated Participation Agreement, Third Amended and Restated Lease Agreement and Third Amended and Restated Credit Agreement, dated as of April 30, 2013

10-BBt(30)	Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of April 29, 2013

10-BBu(30)	Waiver Agreement to the Credit Agreement, dated as of April 30, 2013

10-BBv(31)	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013

10-BBw(31)	Fourth Amended and Restated Credit Agreement, dated as of June 27, 2013

10-BBx(31)	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013

10-BBy(31)	First Amendment to the Waiver Agreement to the Credit Agreement, dated as of July 29, 2013

10-BBz(31)	Waiver Agreement to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of July 29, 2013

10-BBaa(31)	First Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of July 29, 2013

10-BBab(31)	Amendment Number 19 to Transfer and Administration Agreement dated as of August 12, 2013

10-BBac(32)
Second Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of October 16, 2013

10-BBad(32)	Second Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of October 16, 2013

10-BBae(32)	Second Amendment to the Waiver Agreement to the Credit Agreement dated as of October 16, 2013

10-BBaf (1)
Third Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of January 27, 2014

10-BBag (1)	Third Amendment to the Waiver Agreement to the Credit Agreement, dated as of January 27, 2014

10-BBah (1)	Third Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of January 27, 2014

10-BBai (1)	Employment Agreement between Tech Data Corporation and Néstor Cano, dated as of January 17, 2014

10-BBaj (1)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

21-A(1)	Subsidiaries of Registrant

23-A(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(33)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2014 and 2013; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2014, 2013 and 2012; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2014, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2014, 2013 and 2012; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2006, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2007, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated June 10, 2009, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.

(22)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2012, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 4, 2012, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 21, 2012, File No. 0-14625.

(28)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 7, 2005, File No. 0-14625.

(29)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(30)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2013, File No. 0-14625.

(31)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2013, File No. 0-14625.

(32)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2013, File 0-14625.

(33)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2014	$58,284	$11,725	$(25,187)	$13,932	$58,754
2013	56,753	9,653	(24,425)	16,303	58,284
2012	60,584	10,813	(30,772)	16,128	56,753

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2014.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	April 9, 2014
Robert M. Dutkowsky	(principal executive officer)

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief	April 9, 2014
Jeffery P. Howells	Financial Officer, Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	April 9, 2014
Joseph B. Trepani	(principal accounting officer)

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	April 9, 2014
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	April 9, 2014
Charles E. Adair

/s/ HARRY J. HARCZAK, JR.	Director	April 9, 2014
Harry J. Harczak, Jr.

/s/ KATHLEEN MISUNAS	Director	April 9, 2014
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	April 9, 2014
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	April 9, 2014
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	April 9, 2014
Savio W. Tung

/s/ DAVID M. UPTON	Director	April 9, 2014
David M. Upton