Form 10-Q
period 2014-04-30
TECH DATA CORP
filed 2014-06-06
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2014
Common stock, par value $.0015 per share	38,237,572

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30,	January 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675,632	$570,101
Accounts receivable, less allowances of $59,701 and $58,754	3,061,180	3,215,729
Inventories	2,333,325	2,450,782
Prepaid expenses and other assets	242,764	232,423
Total current assets	6,312,901	6,469,035
Property and equipment, net	75,856	77,631
Other assets, net	626,246	623,000
Total assets	$7,015,003	$7,169,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,762,087	$3,959,410
Accrued expenses and other liabilities	594,832	614,697
Revolving credit loans and current maturities of long-term debt, net	49,856	43,481
Total current liabilities	4,406,775	4,617,588
Long-term debt, less current maturities	354,177	354,121
Other long-term liabilities	96,640	99,346
Total liabilities	4,857,592	5,071,055
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2014 and January 31, 2014	89	89
Additional paid-in capital	666,922	675,597
Treasury stock, at cost (21,008,013 and 21,177,130 shares at April 30, 2014 and January 31, 2014)	(887,789)	(894,936)
Retained earnings	2,006,757	1,993,290
Accumulated other comprehensive income	371,432	324,571
Total shareholders' equity	2,157,411	2,098,611
Total liabilities and shareholders' equity	$7,015,003	$7,169,666
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2014	2013
Net sales	$6,728,151	$6,147,757
Cost of products sold	6,392,823	5,825,343
Gross profit	335,328	322,414
Operating expenses:
Selling, general and administrative expenses	291,596	283,360
Restatement-related expenses (Note 1)	12,236	3,023
	303,832	286,383
Operating income	31,496	36,031
Interest expense	6,760	7,098
Other expense (income), net	451	(2,164)
Income before income taxes	24,285	31,097
Provision for income taxes	10,818	13,337
Net income	$13,467	$17,760
Net income per share:
Basic	$0.35	$0.47
Diluted	$0.35	$0.47
Weighted average common shares outstanding:
Basic	38,137	37,907
Diluted	38,321	38,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2014	2013
Net income	$13,467	$17,760
Other comprehensive income (loss):
Foreign currency translation adjustment	46,861	(47,609)
Total comprehensive income (loss)	$60,328	$(29,849)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$7,290,837	$6,854,110
Cash paid to vendors and employees	(7,174,844)	(6,695,526)
Interest paid, net	(9,521)	(9,538)
Income taxes paid	(11,402)	(14,825)
Net cash provided by operating activities	95,070	134,221
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	0	8,044
Acquisition of trademark	0	(1,519)
Expenditures for property and equipment	(2,426)	(3,692)
Software and software development costs	(1,801)	(4,042)
Net cash used in investing activities	(4,227)	(1,209)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	553	1,139
Acquisition earn-out payment	(3,457)	(6,183)
Net borrowings (repayments) on revolving credit loans	5,884	(133,308)
Principal payments on long-term debt	(143)	(130)
Excess tax benefit from stock-based compensation	546	684
Net cash provided by (used in) financing activities	3,383	(137,798)
Effect of exchange rate changes on cash and cash equivalents	11,305	(9,251)
Net increase (decrease) in cash and cash equivalents	105,531	(14,037)
Cash and cash equivalents at beginning of year	570,101	340,564
Cash and cash equivalents at end of period	$675,632	$326,527

Reconciliation of net income to net cash provided by operating activities:
Net income	$13,467	$17,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,216	17,967
Provision for losses on accounts receivable	3,424	1,474
Stock-based compensation expense	1,973	3,091
Accretion of debt discount on Senior Notes	66	66
Excess tax benefits from stock-based compensation	(546)	(684)
Changes in operating assets and liabilities:
Accounts receivable	211,064	400,527
Inventories	154,505	32,905
Prepaid expenses and other assets	(8,433)	123,941
Accounts payable	(263,429)	(399,971)
Accrued expenses and other liabilities	(35,237)	(62,855)
Total adjustments	81,603	116,461
Net cash provided by operating activities	$95,070	$134,221

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2014 and its consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2014 and 2013.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three months ended April 30, 2014 and 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2015.
Restatement-related expenses
Restatement-related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of its financial statements, and (iv) other incremental legal and consulting fees incurred as a result of the Company's restatement-related investigation. During the three months ended April 30, 2014 and 2013, the Company incurred approximately $12.2 million and $3.0 million of restatement-related expenses, respectively, which are recorded in "restatement-related expenses" in the Consolidated Statement of Income.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2014 and January 31, 2014, the Company had a total of $227.2 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2014 and 2013, discount fees recorded under these facilities were $1.3 million and $0.6 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Recently Adopted Accounting Standards
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard which clarifies the accounting for the derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance also requires the accounting for a business combination achieved in stages involving a foreign entity to be treated as a single event. The accounting standard was effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied prospectively to derecognition events occurring after the effective date. The Company will apply the provisions of this accounting standard to all transactions described above prospectively from the date of adoption.
In March 2013, the FASB also issued an accounting standard which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of: i) the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The accounting standard was effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied retrospectively for all periods presented. The adoption of this guidance had no impact on the Company's consolidated financial position, income, comprehensive income or cash flows.
In July 2013, the FASB issued an accounting standard which requires presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The accounting standard was effective for the Company beginning with the quarter ending April 30, 2014 and is to be applied prospectively. The Company currently follows the guidance and this update had no impact on its financial statement disclosures.
Recently Issued Accounting Standards
In April 2014, the FASB issued an accounting standard which modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2015 and is to be applied prospectively. The Company will apply the provisions of this accounting standard to all transactions described above prospectively from the date of adoption.
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. The new standard requires the recognition of revenue to depict the transfer of promised goods or services to customers while exercising extensive judgment and use of estimates. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2017 and is to be applied retrospectively. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

NOTE 2 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 5—Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2014			2013
	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
	(In thousands, except per share data)
Net income per share - basic	$13,467	38,137	$0.35	$17,760	37,907	$0.47
Effect of dilutive securities:
Equity-based awards		184			264
Net income per share - diluted	$13,467	38,321	$0.35	$17,760	38,171	$0.47
At April 30, 2014, no shares were excluded from the computation of diluted earnings per share as there were no equity-based awards outstanding where the exercise price was greater than the average market price, thereby resulting in an antidilutive effect. At April 30, 2013, there were 9,456 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	April 30, 2014	January 31, 2014
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(908)	(974)
Senior Notes, net	349,092	349,026
Capital leases	5,671	5,662
Other committed and uncommitted revolving credit facilities, average interest rate of 5.33% and 6.15% at April 30, 2014 and January 31, 2014, respectively, expiring on various dates through fiscal 2017	49,270	42,914
	404,033	397,602
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(49,856)	(43,481)
Total long-term debt, less current maturities	$354,177	$354,121
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes"), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption.

The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2014 and January 31, 2014.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $682.8 million and $623.0 million at April 30, 2014 and January 31, 2014, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in October 2012 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at April 30, 2014 and January 31, 2014.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $441.7 million at April 30, 2014 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $49.3 million outstanding on these facilities at April 30, 2014, at a weighted average interest rate of 5.33%, and $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
In consideration of the financial covenants discussed below, the Company’s maximum borrowing availability on its credit facilities is approximately $893.1 million, of which $49.3 million was outstanding at April 30, 2014. Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At April 30, 2014, the Company was in compliance with all such financial covenants.
At April 30, 2014, the Company had also issued standby letters of credit of $85.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 4 — INCOME TAXES

The Company's effective tax rate was 44.5% in the first quarter of fiscal 2015 and 42.9% in the first quarter of fiscal 2014. The increase in the effective rate for the first quarter of fiscal 2015 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates.
On an absolute dollar basis, the provision for income taxes decreased 18.9% to $10.8 million for the first quarter of fiscal 2015 compared to $13.3 million in the same period of fiscal 2014 primarily due to a decrease in taxable earnings in certain countries in which the Company operates.
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

NOTE 5 — STOCK-BASED COMPENSATION
For the three months ended April 30, 2014 and 2013, the Company recorded $2.0 million and $3.1 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At April 30, 2014, the Company had awards outstanding from three equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.6 million shares remain available for future grant at April 30, 2014. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the three months ended April 30, 2014 is as follows:

Shares
Outstanding at January 31, 2014	284,204
Granted	428,025
Vested	(148,522)
Canceled	(5,579)
Outstanding at April 30, 2014	558,128
A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the three months ended April 30, 2014 is as follows:

Shares
Outstanding at January 31, 2014	329,788
Exercised	(241,844)
Outstanding at April 30, 2014	87,944
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 6 — SHAREHOLDERS’ EQUITY
The Company’s common share issuance activity for the three months ended April 30, 2014 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2014	21,177,130	$42.26
Shares of treasury stock reissued	(169,117)
Treasury stock balance at April 30, 2014	21,008,013	$42.26

There were no common shares repurchased by the Company during the first quarter of fiscal 2015. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
NOTE 7 — FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities carried or disclosed at fair value are classified in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability. The classification of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2014			January 31, 2014
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$2,024			$6,160

Liabilities
Foreign currency forward contracts		$2,408			$2,423
Acquisition-related contingent consideration			$6,790			$10,571
The Company's foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company's Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 8 – Derivative Instruments.
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. Approximately $4.2 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2015.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net". The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses". The net realizable value of the Company's life insurance investments and related deferred compensation liability at April 30, 2014 was $39.4 million and $34.9 million, respectively.

The $350 million of Senior Notes discussed in Note 3 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $368.0 million at April 30, 2014, based upon quoted market information (Level 1 criteria).
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange loss of $8.8 million and a net foreign currency exchange gain of $16.9 million, respectively, for the three months ended April 30, 2014 and 2013. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended April 30, 2014 and 2013 were $0.8 billion and $2.1 billion, respectively, with average maturities of 34 days and 28 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 7 – Fair Value Measurements.

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Synthetic Lease Facility
The Company has a synthetic lease facility with a group of financial institutions (the "Synthetic Lease") under which the Company leases certain logistics centers and office facilities from a third-party lessor. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.
Upon not less than 30 days' notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $2.6 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 3 - Debt. As of April 30, 2014, the Company was in compliance with all such covenants.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2014 and January 31, 2014, the outstanding amount of guarantees under these arrangements totaled $11.7 million and $13.4 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. The Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments (including previously recorded amounts), including various penalties and interest, was approximately $58.2 million and $56.4 million at April 30, 2014 and January 31, 2014, respectively, which was accrued as a result of the Spanish National Appellate Court’s ruling and is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.6 million and $25.3 million at April 30, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2014	2013
	(In thousands)
Net sales to unaffiliated customers
Americas (1)	$2,476,271	$2,292,782
Europe	4,251,880	3,854,975
Total	$6,728,151	$6,147,757

Operating income
Americas (2)	$26,283	$27,231
Europe (3)	7,186	11,891
Stock-based compensation expense	(1,973)	(3,091)
Total	$31,496	$36,031

Depreciation and amortization
Americas	$4,118	$4,246
Europe	14,098	13,721
Total	$18,216	$17,967

Capital expenditures
Americas	$1,482	$1,697
Europe	2,745	6,037
Total	$4,227	$7,734

	As of
	April 30, 2014	January 31, 2014
	(In thousands)
Identifiable assets
Americas	$2,091,133	$1,984,895
Europe	4,923,870	5,184,771
Total	$7,015,003	$7,169,666

Long-lived assets:
Americas (1)	$26,587	$28,091
Europe	49,269	49,540
Total	$75,856	$77,631

Goodwill & acquisition-related intangible assets, net:
Americas	$9,320	$8,936
Europe	389,471	386,919
Total	$398,791	$395,855
(1) Net sales to unaffiliated customers in the United States represented 83% of the total Americas' net sales to unaffiliated customers for each of the fiscal quarters ended April 30, 2014 and April 30, 2013. Total long-lived assets in the United States represented 90% of the Americas' total long-lived assets at both April 30, 2014 and January 31, 2014.
(2) Operating income in the Americas for the fiscal quarters ended April 30, 2014 and 2013 includes restatement-related expenses of $2.9 million and $1.8 million, respectively.
(3) Operating income in Europe for the fiscal quarters ended April 30, 2014 and 2013 includes restatement-related expenses of $9.4 million and $1.3 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2014 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
Tech Data is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas (including North America and South America) and Europe.
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
The final tenet of our strategy is innovation. Our IT systems and e-business tools and programs have provided our business with the flexibility to effectively navigate fluctuations in market conditions, structural changes in the technology industry, as well as changes created by the products we sell. An example of our investment in innovation and one that we believe is providing us with the flexibility to meet the demands of the ever-evolving technology market, is our continued deployment of internal IT systems across both our Americas and European regions, including the integration of SDG, which was completed in the first quarter of fiscal 2015. We believe our global IT systems provide us with a competitive advantage allowing us to drive efficiencies throughout our business while delivering innovative solutions for our business partners.
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. In addition, we have continued to gain traction on leveraging the SAP capabilities we have in the United States, as we have added new customers to our integrated supply chain services. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain optimistic about our ability to profitably grow this business.
We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2014, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2014 and 2013:

	Three months ended April 30, 2014		Three months ended April 30, 2013
	$	% of net sales	$	% of net sales

Net sales by geographic region ($ in thousands):
Americas	$2,476,271	36.8%	$2,292,782	37.3%
Europe	4,251,880	63.2	3,854,975	62.7
Total	$6,728,151	100.0%	$6,147,757	100.0%

		Three months ended April 30, 2014		Three months ended April 30, 2013
Year-over-year increase (decrease) in net sales (%):
Americas (US$)		8.0%		(6.7)%
Europe (US$)		10.3%		11.7%
Europe (Euro)		4.9%		12.6%
Total (US$)		9.4%		4.0%

	Three months ended April 30, 2014		Three months ended April 30, 2013
	$	% of net sales	$	% of net sales

Operating income ($ in thousands):
Americas	$26,283	1.06%	$27,231	1.19%
Europe	7,186	0.17%	11,891	0.31%
Stock-based compensation expense	(1,973)	(0.03)%	(3,091)	(0.05)%
Total	$31,496	0.47%	$36,031	0.59%

	Three months ended April 30, 2014		Three months ended April 30, 2013
	$	% of net sales	$	% of net sales

Non-GAAP operating income ($ in thousands):
Americas	$29,323	1.18%	$28,991	1.26%
Europe	23,816	0.56%	20,373	0.53%
Stock-based compensation expense	(1,973)	(0.03)%	(3,091)	(0.05)%
Total	$51,166	0.76%	$46,273	0.75%

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

	Three months ended April 30,
	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$26,283	$27,231
Restatement-related expenses (1)	2,870	1,760
Acquisition-related intangible assets amortization expense (2)	170	0
Non-GAAP operating income - Americas	$29,323	$28,991

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$7,186	$11,891
Restatement-related expenses (1)	9,366	1,263
Acquisition-related intangible assets amortization expense (2)	7,264	7,219
Non-GAAP operating income - Europe	$23,816	$20,373

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$31,496	$36,031
Restatement-related expenses (1)	12,236	3,023
Acquisition-related intangible assets amortization expense (2)	7,434	7,219
Non-GAAP operating income	$51,166	$46,273

GAAP to non-GAAP reconciliation of net income:
Net income	$13,467	$17,760
Restatement-related expenses, net of tax (1)	8,759	2,061
Acquisition-related intangible assets amortization expense, net of tax (2)	5,427	5,280
Non-GAAP net income	$27,653	$25,101

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$0.35	$0.47
Restatement-related expenses, net of tax (1)	0.23	0.05
Acquisition-related intangible assets amortization expense, net of tax (2)	0.14	0.14
Non-GAAP net income per share - diluted	$0.72	$0.66

(1)	Fiscal 2015 and 2014 non-GAAP operating income excludes restatement-related expenses. Fiscal 2015 and 2014 non-GAAP net income excludes these expenses, net of the related tax effects.

(2)
Fiscal 2015 and 2014 non-GAAP operating income excludes acquisition-related intangible assets amortization expense. Fiscal 2015 and 2014 non-GAAP net income excludes this expense, net of the related tax effects.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2014 and 2013, as follows:

	Three months ended April 30,
	2014	2013
Net sales	100.00%	100.00%
Cost of products sold	95.02	94.76
Gross profit	4.98	5.24
Operating expenses:
Selling, general and administrative expenses	4.33	4.60
Restatement-related expenses	0.18	0.05
	4.51	4.65
Operating income	0.47	0.59
Interest expense	0.10	0.12
Other expense (income), net	0.01	(0.04)
Income before income taxes	0.36	0.51
Provision for income taxes	0.16	0.22
Net income	0.20%	0.29%
Three months ended April 30, 2014 and 2013
Net Sales
Our consolidated net sales were $6.7 billion in the first quarter of fiscal 2015, an increase of 9.4% when compared to the first quarter of fiscal 2014. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. Excluding the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately 6% in comparison with the same period of the prior fiscal year.
During the first quarter of fiscal 2015, net sales in the Americas were $2.5 billion, an increase of 8.0% when compared to the first quarter of the prior year. The increase in net sales in the Americas is primarily attributable to a stronger demand environment throughout the region. During the first quarter of fiscal 2015, net sales in Europe were $4.3 billion, an increase of 10.3% when compared to the first quarter of the prior year (an increase of 4.9% on a euro basis). The increase in our European net sales (in euros) during the first quarter of fiscal 2015 compared to the same period of the prior fiscal year is primarily due to a stronger demand environment. During the first quarter of fiscal 2015, we experienced strong sales performance in most European markets, especially Germany, Italy, Belgium, the Netherlands and Spain, partially offset by a decline in the UK.
We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett-Packard Company generated 22% of our net sales for the first quarters of both fiscal 2015 and 2014. In addition, products purchased from Apple, Inc. generated 12% and 11%, respectively, of our net sales for the first quarters of fiscal 2015 and 2014. There were no other vendors or any customers that exceeded 10% of our consolidated net sales during the first quarters of fiscal 2015 and 2014.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the first quarter of fiscal 2015 was 4.98%, a decrease of 26 basis points compared to the 5.24% gross margin in the first quarter of fiscal 2014. The decrease in our year-over-year gross margin is primarily attributable to changes in product mix compared to the same period of the prior fiscal year as our sales in the first quarter of fiscal 2015 included higher sales from mobility and personal computer systems which typically have gross margins which are lower than our consolidated gross margin.
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 4.33% in the first quarter of fiscal 2015, compared to 4.60% in the first quarter of fiscal 2014. The year-over-year change in percentage is primarily due to greater operating leverage as we generated solid sales growth in both Europe and the Americas, while keeping our costs relatively flat. In absolute dollars, SG&A increased $8.2 million in the first quarter of fiscal 2015 compared to the same period of the prior fiscal year. The increase in SG&A during the first quarter of fiscal 2015 is due to the impact of the strengthening of certain foreign currencies against the U.S. dollar.

Restatement-related expenses
Restatement-related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal and consulting fees incurred as a result of the Company's restatement-related investigation. During the first quarters of fiscal 2015 and 2014, the Company incurred restatement-related expenses of approximately $12.2 million and $3.0 million, respectively. The Company expects to incur additional restatement-related expenses during fiscal 2015 for incremental audit and supplemental procedures in connection with the preparation of its financial statements and other incremental legal and consulting fees as a result of the Company's restatement-related investigation.
Other Expense (Income), Net
Other expense (income), net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was approximately $0.5 million of expense in the first quarter of fiscal 2015 compared to $2.2 million of income in the first quarter of the prior fiscal year. The change in other expense (income), net, during the first quarter of fiscal 2015 is primarily attributable to a decrease in net foreign currency exchange gains on certain financing transactions, as compared to the same period of the prior fiscal year.
Provision for Income Taxes
Our effective tax rate was 44.5% in the first quarter of fiscal 2015 and 42.9% in the first quarter of fiscal 2014. The increase in the effective rate for the first quarter of fiscal 2015 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.
On an absolute dollar basis, the provision for income taxes decreased 18.9% to $10.8 million for the first quarter of fiscal 2015 compared to $13.3 million in the same period of fiscal 2014 primarily due to a decrease in taxable earnings in certain countries in which we operate.
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2014 and 2013:

	Three months ended April 30,
	2014	2013
	(In thousands)

Net cash provided by (used in):
Operating activities	$95,070	$134,221
Investing activities	(4,227)	(1,209)
Financing activities	3,383	(137,798)
Effect of exchange rate changes on cash and cash equivalents	11,305	(9,251)
Net increase (decrease) in cash and cash equivalents	$105,531	$(14,037)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of April 30, 2014 and January 31, 2014:

	As of April 30, 2014	As of January 31, 2014
Days of sales outstanding	41	37
Days of supply in inventory	33	29
Days of purchases outstanding	(53)	(47)
Cash conversion cycle (days)	21	19
Net cash provided by operating activities was $95.1 million in the first quarter of fiscal 2015 compared to $134.2 million of cash provided by operating activities for the same period of the prior year. The decrease in cash resulting from operating activities in the first quarter of fiscal 2015 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $4.2 million during the first quarter of fiscal 2015 is the result of the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. We expect to make total capital expenditures of approximately $40.0 million during fiscal 2015 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $1.2 million during the first three months of fiscal 2014 is the result of $7.7 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe and $1.5 million of expenditures for the acquisition of a trademark in Europe, partially offset by $8.0 million of cash received related to the final settlement of the SDG purchase price during the first quarter of fiscal 2014.
Net cash provided by financing activities of $3.4 million during the first quarter of fiscal 2015 is primarily the result of $5.9 million of net borrowings on our revolving credit lines, partially offset by $3.5 million payments related to acquisition earn-out payments. Net cash used in financing activities of $137.8 million during the first three months of fiscal 2014 is primarily the result of $133.3 million of net repayments on our revolving credit lines and $6.2 million related to acquisition earn-out payments, partially offset by $1.1 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan.

Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at April 30, 2014. We believe a conservative approach to our capital structure will continue to support us in a global economic environment that remains uncertain. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
At April 30, 2014, we had approximately $675.6 million in cash and cash equivalents, of which $570.8 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes"), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2014 and January 31, 2014.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Receivables Securitization Program was renewed in October 2012 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at April 30, 2014 and January 31, 2014.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $441.7 million at April 30, 2014 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $49.3 million outstanding on these facilities at April 30, 2014, at a weighted average interest rate of 5.33%, and $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
In consideration of the financial covenants discussed below, our maximum borrowing availability on our credit facilities is approximately $892.9 million, of which $49.3 million was outstanding at April 30, 2014. Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants contained within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At April 30, 2014, we were in compliance with all such financial covenants.
At April 30, 2014, we had also issued standby letters of credit of $85.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect on the sold accounts receivable. At April 30, 2014 and January 31, 2014, the Company had a total of $227.2 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2014 and 2013, discount fees recorded under these facilities were $1.3 million and $0.6 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Off-Balance Sheet Arrangements
Synthetic Lease Facility
We have a synthetic lease facility with a group of financial institutions (the "Synthetic Lease") under which we lease certain logistics centers and office facilities from a third-party lessor that expires in June 2018. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on our credit ratings.
Upon not less than 30 days' notice, we may, at our option, purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $2.6 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 3 of Notes to Consolidated Financial Statements. As of April 30, 2014, the company was in compliance with all such covenants.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of April 30, 2014 and January 31, 2014, the outstanding amount of guarantees under these arrangements totaled $11.7 million and $13.4 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. No material changes have occurred in our market risks since January 31, 2014.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2014. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2014.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation, except as discussed below, during our first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Previously Identified Material Weaknesses
As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, management identified the following material weaknesses in internal control over financial reporting: (i) inadequate control environment in a United Kingdom subsidiary and two other European subsidiaries; (ii) inadequate controls over manual journal entries in Europe and in two subsidiaries in Latin America; (iii) inadequate account reconciliation procedures in Europe over certain aspects of vendor accounting; and (iv) inadequate anti-fraud program controls and monitoring.
We are engaged in various stages of remedial action to address the material weaknesses described above. These actions include the following:

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
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. The Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $58.2 million and $56.4 million at April 30, 2014 and January 31, 2014, respectively, which was accrued as a result of the Spanish National Appellate Court’s ruling and is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax." The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.6 million and $25.3 million at April 30, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
The SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013 and the Company has cooperated with the SEC’s request for information.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.	Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.
Not applicable.

ITEM 3.    Defaults Upon Senior Securities.
Not applicable.

ITEM 4.     Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.

On June 4, 2014, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to declassify the Company’s Board of Directors and the Company filed articles of amendment with the Florida Department of State, Division of Corporations, to effectuate the declassification. On June 4, 2014, the Company’s Board of Directors also approved amendments to the Company’s By-Laws to make conforming changes for the declassification.
The Company held its Annual Meeting of Shareholders on June 4, 2014. The following matters set forth in our Proxy Statement dated April 24, 2014, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1.	The shareholders approved an amendment to the Company’s Articles of Incorporation to declassify its Board of Directors.

For	Against	Abstain	Broker non-votes
33,795,144	7,003	33,914	2,302,381

2.	The shareholders elected seven Class I and Class III directors to serve annual terms.

	For	Against	Abstain	Broker non-votes
Class I:
Charles E. Adair	30,673,806	3,128,851	33,404	2,302,381
Harry J. Harczak, Jr.	31,050,438	2,746,887	38,736	2,302,381
Patrick G. Sayer	19,784,936	14,003,455	47,670	2,302,381
Class III:
Robert M. Dutkowsky	33,560,794	241,760	33,507	2,302,381
Jeffery P. Howells	31,284,332	2,518,325	33,404	2,302,381
Savio W. Tung	21,564,550	12,223,740	47,771	2,302,381
David M. Upton	33,233,153	563,880	39,028	2,302,381
Directors Kathleen Misunas, Thomas I. Morgan and Steven A. Raymund will continue in office for their respective terms.
3. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2015.

For	Against	Abstain
35,458,454	648,298	31,690

4. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2014 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
33,652,770	134,465	48,826	2,302,381
5. The voting results on the approval of the material terms of the performance measures applicable to performance-based awards under the 2009 Equity Incentive Plan of Tech Data Corporation are set forth below:

For	Against	Abstain	Broker non-votes
32,453,644	1,338,401	44,016	2,302,381

ITEM 6.	Exhibits.

(a)	Exhibits

3-A	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-B	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2014 and January 31, 2014; (ii) Consolidated Statement of Income for the three months ended April 30, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three months ended April 30, 2014 and 2013; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	June 6, 2014
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 6, 2014
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	June 6, 2014
Joseph B. Trepani