Form 10-Q
period 2014-07-31
TECH DATA CORP
filed 2014-09-02
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2014
Common stock, par value $.0015 per share	38,250,159

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	July 31,	January 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$611,528	$570,101
Accounts receivable, less allowances of $57,132 and $58,754	2,996,350	3,215,729
Inventories	2,193,927	2,450,782
Prepaid expenses and other assets	185,524	232,423
Total current assets	5,987,329	6,469,035
Property and equipment, net	69,582	77,631
Other assets, net	602,533	623,000
Total assets	$6,659,444	$7,169,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,466,013	$3,959,410
Accrued expenses and other liabilities	542,270	614,697
Revolving credit loans and current maturities of long-term debt, net	48,609	43,481
Total current liabilities	4,056,892	4,617,588
Long-term debt, less current maturities	353,922	354,121
Other long-term liabilities	95,737	99,346
Total liabilities	4,506,551	5,071,055
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at July 31, 2014 and January 31, 2014	89	89
Additional paid-in capital	670,340	675,597
Treasury stock, at cost (20,995,426 and 21,177,130 shares at July 31, 2014 and January 31, 2014)	(887,257)	(894,936)
Retained earnings	2,046,085	1,993,290
Accumulated other comprehensive income	323,636	324,571
Total shareholders' equity	2,152,893	2,098,611
Total liabilities and shareholders' equity	$6,659,444	$7,169,666
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Net sales	$6,841,809	$6,327,476	$13,569,960	$12,475,233
Cost of products sold	6,490,437	6,011,636	12,883,260	11,836,979
Gross profit	351,372	315,840	686,700	638,254
Operating expenses:
Selling, general and administrative expenses	284,513	275,018	576,109	558,378
Restatement and remediation related expenses (Note 1)	5,378	10,963	17,614	13,986
Value added tax assessment (Note 9)	(6,229)	0	(6,229)	0
	283,662	285,981	587,494	572,364
Operating income	67,710	29,859	99,206	65,890
Interest expense	7,388	6,219	14,148	13,317
Other expense (income), net	616	654	1,067	(1,510)
Income before income taxes	59,706	22,986	83,991	54,083
Provision for income taxes	20,378	8,291	31,196	21,628
Net income	$39,328	$14,695	$52,795	$32,455
Net income per share:
Basic	$1.03	$0.39	$1.38	$0.85
Diluted	$1.03	$0.38	$1.38	$0.85
Weighted average common shares outstanding:
Basic	38,244	38,043	38,191	37,976
Diluted	38,368	38,180	38,342	38,177
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Net income	$39,328	$14,695	$52,795	$32,455
Other comprehensive loss:
Foreign currency translation adjustment	(47,796)	(1,956)	(935)	(49,565)
Total comprehensive (loss) income	$(8,468)	$12,739	$51,860	$(17,110)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$14,595,183	$13,484,962
Cash paid to vendors and employees	(14,498,501)	(13,042,982)
Interest paid, net	(12,644)	(11,731)
Income taxes paid	(34,344)	(37,989)
Net cash provided by operating activities	49,694	392,260
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	0	8,044
Acquisition of trademark	0	(1,519)
Proceeds from sale of property and equipment	7,121	0
Expenditures for property and equipment	(7,337)	(7,115)
Software and software development costs	(4,131)	(7,819)
Net cash used in investing activities	(4,347)	(8,409)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	669	1,139
Acquisition earn-out payment	(5,060)	(6,183)
Net borrowings (repayments) on revolving credit loans	4,704	(125,676)
Principal payments on long-term debt	(285)	(261)
Excess tax benefit from stock-based compensation	650	894
Net cash provided by (used in) financing activities	678	(130,087)
Effect of exchange rate changes on cash and cash equivalents	(4,598)	(7,488)
Net increase in cash and cash equivalents	41,427	246,276
Cash and cash equivalents at beginning of year	570,101	340,564
Cash and cash equivalents at end of period	$611,528	$586,840
Reconciliation of net income to net cash provided by operating activities:
Net income	$52,795	$32,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,929	36,075
Gain on sale of building	(2,350)	0
Provision for losses on accounts receivable	5,558	7,070
Stock-based compensation expense	5,842	5,318
Accretion of debt discount on Senior Notes	132	132
Excess tax benefits from stock-based compensation	(650)	(894)
Changes in operating assets and liabilities:
Accounts receivable	219,877	357,085
Inventories	253,775	177,381
Prepaid expenses and other assets	42,731	130,485
Accounts payable	(501,794)	(287,967)
Accrued expenses and other liabilities	(62,151)	(64,880)
Total adjustments	(3,101)	359,805
Net cash provided by operating activities	$49,694	$392,260

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2014, its consolidated statements of income and comprehensive income for the three and six months ended July 31, 2014 and 2013, and its consolidated cash flows for the six months ended July 31, 2014 and 2013.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters, particularly quarters that include summer months. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and six months ended July 31, 2014 and 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2015.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of its financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement-related investigation or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred restatement and remediation related expenses of approximately $5.4 million and $11.0 million, respectively, during the three months ended July 31, 2014 and 2013 and $17.6 million and $14.0 million, respectively, during the six months ended July 31, 2014 and 2013, which are recorded in “restatement and remediation related expenses” in the Consolidated Statement of Income.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2014 and January 31, 2014, the Company had a total of $333.8 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2014 and 2013, discount fees recorded under these facilities were $1.4 million and $0.7 million, respectively, and during the six months ended July 31, 2014 and 2013, discount fees recorded under these facilities were $2.7 million and $1.4 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
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
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. The new standard requires the recognition of revenue to depict the transfer of promised goods or services to customers while exercising extensive judgment and use of estimates. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2017 and may be adopted using either a full retrospective or a modified retrospective approach. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position, results of operations or cash flows.

NOTE 2— EARNINGS PER SHARE (“EPS”)
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

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013

Net income	$39,328	$14,695	$52,795	$32,455

Weighted-average common shares - basic	38,244	38,043	38,191	37,976
Effect of dilutive securities:
Equity-based awards	124	137	151	201
Weighted-average common shares - diluted	38,368	38,180	38,342	38,177

Net income per share:
Basic	$1.03	$0.39	$1.38	$0.85
Diluted	$1.03	$0.38	$1.38	$0.85

For the three and six months ended July 31, 2014 there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended July 31, 2013, there were 6,236 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	July 31, 2014	January 31, 2014
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(842)	(974)
Senior Notes, net	349,158	349,026
Capital leases	5,332	5,662
Other committed and uncommitted revolving credit facilities, average interest rate of 5.55% and 6.15% at July 31, 2014 and January 31, 2014, respectively, expiring on various dates through fiscal 2017	48,041	42,914
	402,531	397,602
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(48,609)	(43,481)
Total long-term debt, less current maturities	$353,922	$354,121
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2014 and January 31, 2014.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $728.1 million and $623.0 million at July 31, 2014 and January 31, 2014, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in August 2014 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at July 31, 2014 and January 31, 2014.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $406.2 million at July 31, 2014 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $48.0 million outstanding on these facilities at July 31, 2014, at a weighted average interest rate of 5.55% and $42.9 million outstanding on these facilities at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At July 31, 2014, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $922.7 million , of which $48.0 million was outstanding at July 31, 2014.
At July 31, 2014, the Company had also issued standby letters of credit of $82.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 4 — INCOME TAXES
The Company's effective tax rate was 34.1% in the second quarter of fiscal 2015 and 36.1% in the second quarter of fiscal 2014. The Company's effective tax rate was 37.1% for the first semester of fiscal 2015 compared to 40.0% for the same period of the prior year. The decrease in the effective rate for both the second quarter and first semester of fiscal 2015 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which the Company operates, including decreases in losses in tax jurisdictions where the Company is not able to record a tax benefit, as well as the resolution of certain discrete tax items.
On an absolute dollar basis, the provision for income taxes increased 145.8% to $20.4 million for the second quarter of fiscal 2015 compared to $8.3 million in the same period of fiscal 2014 and increased 44.2% to $31.2 million for the first semester of fiscal 2015 compared to $21.6 million for the same period of the prior year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings in certain countries in which the Company operates.
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

NOTE 5 — STOCK-BASED COMPENSATION
For the six months ended July 31, 2014 and 2013, the Company recorded $5.8 million and $5.3 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At July, 31, 2014, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.6 million shares remain available for future grant at July 31, 2014. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the six months ended July 31, 2014 is as follows:

Shares
Outstanding at January 31, 2014	284,204
Granted	446,364
Vested	(150,974)
Canceled	(9,438)
Outstanding at July 31, 2014	570,156
A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the six months ended July 31, 2014 is as follows:

Shares
Outstanding at January 31, 2014	329,788
Exercised	(268,279)
Outstanding at July 31, 2014	61,509
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 6 — SHAREHOLDERS’ EQUITY
The Company’s common share issuance activity for the six months ended July 31, 2014 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2014	21,177,130	$42.26
Shares of treasury stock reissued	(181,704)
Treasury stock balance at July 31, 2014	20,995,426	$42.26

There were no common shares repurchased by the Company during the first semester of fiscal 2015. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2014			January 31, 2014
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$2,960			$6,160

Liabilities
Foreign currency forward contracts		$2,002			$2,423
Acquisition-related contingent consideration			$3,799			$10,571
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
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. Approximately $7.0 million of the acquisition-related contingent consideration was paid during the six months ended July 31, 2014.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at July 31, 2014 was $40.2 million and $36.0 million, respectively.

The $350 million of Senior Notes discussed in Note 3 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $365.9 million at July 31, 2014, based upon quoted market information (Level 1 criteria).
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
The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory, when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for products purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in gross profit would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in cost of gross profit is not realized until the related inventory is sold.
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange gain of $3.3 million and $3.6 million, respectively, for the three months ended July 31, 2014 and 2013 and a net foreign currency exchange loss of $5.5 million and a net foreign currency exchange gain of $20.5 million, respectively, for the six months ended July 31, 2014 and 2013. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's monthly average notional amounts of derivative financial instruments outstanding during the three months ended July 31, 2014 and 2013 were $0.6 billion and $2.0 billion, respectively, with average maturities of 35 days and 29 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
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
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 3 - Debt. As of July 31, 2014, the Company was in compliance with all such covenants.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2014 and January 31, 2014, the outstanding amount of guarantees under these arrangements totaled $11.9 million and $13.4 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the three months ended July 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessment” in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $50.9 million and $56.4 million at July 31, 2014 and January 31, 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.5 million and $25.3 million at July 31, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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
Financial information by geographic segment is as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net sales to unaffiliated customers
Americas (1)	$2,722,191	$2,624,546	$5,198,462	$4,917,328
Europe	4,119,618	3,702,930	8,371,498	7,557,905
Total	$6,841,809	$6,327,476	$13,569,960	$12,475,233

Operating income
Americas (2)	$38,854	$31,988	$65,137	$59,219
Europe (3) (4)	32,725	98	39,911	11,989
Stock-based compensation expense	(3,869)	(2,227)	(5,842)	(5,318)
Total	$67,710	$29,859	$99,206	$65,890

Depreciation and amortization
Americas	$4,188	$4,251	$8,306	$8,497
Europe	13,525	13,857	27,623	27,578
Total	$17,713	$18,108	$35,929	$36,075

Capital expenditures
Americas	$3,370	$1,921	$4,852	$3,618
Europe	3,871	5,279	6,616	11,316
Total	$7,241	$7,200	$11,468	$14,934

	As of
	July 31, 2014	January 31, 2014
	(In thousands)
Identifiable assets
Americas	$2,170,773	$1,984,895
Europe	4,488,671	5,184,771
Total	$6,659,444	$7,169,666

Long-lived assets:
Americas (1)	$22,258	$28,091
Europe	47,324	49,540
Total	$69,582	$77,631

Goodwill & acquisition-related intangible assets, net:
Americas	$9,150	$8,936
Europe	373,476	386,919
Total	$382,626	$395,855

(1)
Net sales to unaffiliated customers in the United States represented 87% and 86%, respectively, of the total Americas' net sales to unaffiliated customers for the three months ended July 31, 2014 and 2013. Net sales to unaffiliated customers in the United States represented 85% of the total Americas' net sales to unaffiliated customers for each of the six months ended July 31, 2014 and 2013. Total long-lived assets in the United States represented 89% and 90% of the Americas' total long-lived assets at July 31, 2014 and January 31, 2014, respectively.

(2)
Operating income in the Americas for the three months ended July 31, 2014 and 2013 includes restatement and remediation related expenses of $0.2 million and $3.0 million, respectively. Operating income in the Americas for the six months ended July 31, 2014 and 2013 includes restatement and remediation related expenses of $3.1 million and $4.8 million, respectively.

(3)
Operating income in Europe for the three months ended July 31, 2014 and 2013 includes restatement and remediation related expenses of $5.2 million and $8.0 million, respectively. Operating income in Europe for the six months ended July 31, 2014 and 2013 includes restatement and remediation related expenses of $14.6 million and $9.2 million, respectively.

(4)
Operating income in Europe for the three and six months ended July 31, 2014 includes a decrease in an accrual for a value added tax assessment of $6.2 million in one of the Company's subsidiaries in Spain.

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
The fundamental element of our strategy is execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. More than 90% of the Company's net sales are on one common IT platform, which we believe provides Tech Data significant competitive advantages in the area of supply chain services, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
In addition to execution, our strategy includes ongoing diversification and realignment of our customer and product portfolios to better balance our overall performance and improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, tablets, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in specialty areas, including the data center, software, mobility and consumer electronics, which collectively now comprise more than 50% of our consolidated net sales.
On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively “SDG”), the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. We believe the acquisition of SDG supports our diversification strategy by strengthening our European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure.
Another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow within our European mobility, consumer electronics and broadline businesses in both geographies. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain confident about our ability to profitably grow this business. Our evolving mix of products, services, customers and geographies is important in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At July 31, 2014, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and six months ended July 31, 2014 and 2013:

	Three months ended July 31, 2014		Three months ended July 31, 2013
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,722,191	39.8%	$2,624,546	41.5%
Europe	4,119,618	60.2	3,702,930	58.5
Total	$6,841,809	100.0%	$6,327,476	100.0%

	Six months ended July 31, 2014		Six months ended July 31, 2013
	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$5,198,462	38.3%	$4,917,328	39.4%
Europe	8,371,498	61.7	7,557,905	60.6
Total	$13,569,960	100.0%	$12,475,233	100.0%

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	3.7%	9.0%	5.7%	1.1%
Europe (US$)	11.3%	4.0%	10.8%	7.8%
Europe (Euro)	6.9%	(0.4)%	5.9%	5.8%
Total (US$)	8.1%	6.0%	8.8%	5.0%

	Three months ended July 31, 2014		Three months ended July 31, 2013
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$38,854	1.43%	$31,988	1.22%
Europe	32,725	0.79%	98	0.00%
Stock-based compensation expense	(3,869)	(0.06)%	(2,227)	(0.04)%
Total	$67,710	0.99%	$29,859	0.47%

	Six months ended July 31, 2014		Six months ended July 31, 2013
	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$65,137	1.25%	$59,219	1.20%
Europe	39,911	0.48%	11,989	0.16%
Stock-based compensation expense	(5,842)	(0.04)%	(5,318)	(0.04)%
Total	$99,206	0.73%	$65,890	0.53%

	Three months ended July 31, 2014		Three months ended July 31, 2013
	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$39,214	1.44%	$34,994	1.33%
Europe	38,938	0.95%	15,260	0.41%
Stock-based compensation expense	(3,869)	(0.06)%	(2,227)	(0.04)%
Total	$74,283	1.09%	$48,027	0.76%

	Six months ended July 31, 2014		Six months ended July 31, 2013
	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$68,537	1.32%	$63,985	1.30%
Europe	62,754	0.75%	35,633	0.47%
Stock-based compensation expense	(5,842)	(0.04)%	(5,318)	(0.04)%
Total	$125,449	0.92%	$94,300	0.76%

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

	Three months ended July 31,
	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$38,854	$31,988
Restatement and remediation related expenses	190	3,006
Acquisition-related intangible assets amortization expense	170	0
Non-GAAP operating income - Americas	$39,214	$34,994

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$32,725	$98
Restatement and remediation related expenses	5,188	7,957
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	7,254	7,205
Non-GAAP operating income - Europe	$38,938	$15,260

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$67,710	$29,859
Restatement and remediation related expenses	5,378	10,963
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	7,424	7,205
Non-GAAP operating income	$74,283	$48,027

GAAP to non-GAAP reconciliation of net income:
Net income	$39,328	$14,695
Restatement and remediation related expenses, net of tax	4,328	7,886
Value added tax assessment, net of tax	(6,229)	0
Acquisition-related intangible assets amortization expense, net of tax	5,456	5,270
Non-GAAP net income	$42,883	$27,851

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$1.03	$0.38
Restatement and remediation related expenses, net of tax	0.11	0.21
Value added tax assessment, net of tax	(0.16)	0.00
Acquisition-related intangible assets amortization expense, net of tax	0.14	0.14
Non-GAAP net income per share - diluted	$1.12	$0.73

	Six months ended July 31,
	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$65,137	$59,219
Restatement and remediation related expenses	3,060	4,766
Acquisition-related intangible assets amortization expense	340	0
Non-GAAP operating income - Americas	$68,537	$63,985

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$39,911	$11,989
Restatement and remediation related expenses	14,554	9,220
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	14,518	14,424
Non-GAAP operating income - Europe	$62,754	$35,633

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$99,206	$65,890
Restatement and remediation related expenses	17,614	13,986
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	14,858	14,424
Non-GAAP operating income	$125,449	$94,300

GAAP to non-GAAP reconciliation of net income:
Net income	$52,795	$32,455
Restatement and remediation related expenses, net of tax	13,087	9,947
Value added tax assessment, net of tax	(6,229)	0
Acquisition-related intangible assets amortization expense, net of tax	10,883	10,550
Non-GAAP net income	$70,536	$52,952

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$1.38	$0.85
Restatement and remediation related expenses, net of tax	0.34	0.26
Value added tax assessment, net of tax	(0.16)	0.00
Acquisition-related intangible assets amortization expense, net of tax	0.28	0.28
Non-GAAP net income per share - diluted	$1.84	$1.39

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and six months ended July 31, 2014 and 2013, as follows:

	Three months ended July 31,		Six months ended July 31,
	2014	2013	2014	2013

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.86	95.01	94.94	94.88
Gross profit	5.14	4.99	5.06	5.12
Operating expenses:
Selling, general and administrative expenses	4.16	4.35	4.25	4.48
Restatement and remediation related expenses	0.08	0.17	0.13	0.11
Value added tax assessment	(0.09)	0.00	(0.05)	0.00
	4.15	4.52	4.33	4.59
Operating income	0.99	0.47	0.73	0.53
Interest expense	0.11	0.10	0.10	0.11
Other expense (income), net	0.01	0.01	0.01	(0.01)
Income before income taxes	0.87	0.36	0.62	0.43
Provision for income taxes	0.30	0.13	0.23	0.17
Net income	0.57%	0.23%	0.39%	0.26%
Three and six months ended July 31, 2014 and 2013
Net Sales
Our consolidated net sales were $6.8 billion in the second quarter of fiscal 2015, an increase of 8.1% when compared to the second quarter of fiscal 2014. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately two percentage points. Excluding the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately 6% in comparison with the same period of the prior fiscal year. On a regional basis, during the second quarter of fiscal 2015, net sales in the Americas were $2.7 billion, an increase of 3.7% when compared to the second quarter of the prior year. Net sales in Europe were $4.1 billion in the second quarter of fiscal 2015, an increase of 11.3% when compared to the second quarter of the prior year (an increase of 6.9% on a euro basis).
On a year-to-date basis, net sales were $13.6 billion during the first semester of fiscal 2015, an increase of 8.8% when compared to the first semester of fiscal 2014. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately three percentage points. Excluding the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately 6% in comparison with the same period of the prior fiscal year. On a regional basis, during the first semester of fiscal 2015, net sales in the Americas increased by 5.7% when compared to the first semester of fiscal 2014 and increased by 10.8% in Europe (an increase of 5.9% on a euro basis).
The increase in net sales in both the Americas and Europe (in euros) during the second quarter and first semester of fiscal 2015 is primarily attributable to stronger demand for broadline products, particularly personal computer systems.
We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 20% and 13%, respectively, of our net sales for the three months ended July 31, 2014 and approximated 21% and 12%, respectively, of our net sales for the six months ended July 31, 2014. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 20% and 11%, respectively, of our net sales for the three months ended July 31, 2013 and approximated 21% and 11%, respectively, of our net sales for the six months ended July 31, 2013. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2014 and 2013.
Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the second quarter of fiscal 2015 was 5.14%, an increase of 15 basis points compared to the 4.99% gross margin in the second quarter of fiscal 2014. On a year-to-date basis, gross margin decreased to

5.06% for the first semester of fiscal 2015 compared to 5.12% in the comparable period of the prior fiscal year. The increase in gross margin in the second quarter of fiscal 2015 compared to the same period of the prior year is primarily due to lower inventory costs, including lower product write-downs, in Europe. The decline in gross margin in the first semester of fiscal 2015 compared to the same period of the prior year is primarily attributable to changes in customer and product mix.
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 4.16% in the second quarter of fiscal 2015, compared to 4.35% in the second quarter of fiscal 2014. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.25% compared to 4.48% in the first semester of the prior fiscal year. The year-over-year change in percentage is primarily due to greater operating leverage as we generated solid sales growth in both Europe and the Americas, while keeping our costs relatively flat. In absolute dollars, SG&A increased by $9.5 million to $284.5 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 and increased by $17.7 million to $576.1 million in the first semester of fiscal 2015 compared to the same period of the prior year. The increase in SG&A during the second quarter and first semester of fiscal 2015 compared to the same periods of the prior year is primarily attributable to the impact of the strengthening of certain foreign currencies against the U.S. dollar.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement-related investigation or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During the second quarters of fiscal 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $5.4 million and $11.0 million, respectively. During the first semesters of fiscal 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $17.6 million and $14.0 million, respectively. The Company expects to incur additional restatement and remediation related expenses during fiscal 2015 for incremental audit and supplemental procedures in connection with the preparation of its financial statements; remediation of material weaknesses and other control deficiencies; and other incremental legal and consulting fees as a result of the Company's restatement-related investigation.
Value Added Tax Assessment
Prior to fiscal 2004, one of our subsidiaries in Spain was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During the second quarter of fiscal year 2015, an administrative court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the three and six months ended July 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million (see Note 9 of Notes to Consolidated Financial Statements for further discussion).
Interest Expense
Interest expense increased to $7.4 million in the second quarter of fiscal 2015 compared to $6.2 million for the same period of the prior fiscal year. On a year-to-date basis, interest expense increased to $14.1 million in the first semester of fiscal 2015 compared to $13.3 million in the first semester of the prior year. The increase in interest expense is primarily due to incremental interest accrued for the aforementioned VAT assessments in one of our Spanish subsidiaries (see Note 9 of Notes to Consolidated Financial Statements for further discussion).
Other Expense (Income), Net
Other expense (income), net consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was $0.6 million of expense in the second quarter of fiscal 2015 compared to $0.7 million of expense in the second quarter of the prior year. On a year-to-date basis, other expense (income), net, was $1.1 million of expense in the first semester of fiscal 2015 compared to $1.5 million of income in the first semester of the prior year. The change in other expense (income), net, during the first semester of fiscal 2015 is primarily attributable to a decrease in net foreign currency exchange gains on certain financing transactions and an increase in discount expense on the sale of accounts receivable, as compared to the same period of the prior fiscal year.

Provision for Income Taxes
Our effective tax rate was 34.1% in the second quarter of fiscal 2015 and 36.1% in the second quarter of fiscal 2014. Our effective tax rate was 37.1% for the first semester of fiscal 2015 compared to 40.0% for the same period of the prior year. The decrease in the effective rate for both the second quarter and first semester of fiscal 2015 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate, including decreases in losses in tax jurisdictions where we are not able to record a tax benefit, as well as the resolution of certain discrete tax items.
On an absolute dollar basis, the provision for income taxes increased 145.8% to $20.4 million for the second quarter of fiscal 2015 compared to $8.3 million in the same period of fiscal 2014 and increased 44.2% to $31.2 million for the first semester of fiscal 2015 compared to $21.6 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods was primarily due to an increase in taxable earnings in certain countries in which we operate.
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the six months ended July 31, 2014 and 2013:

	Six months ended July 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$49,694	$392,260
Investing activities	(4,347)	(8,409)
Financing activities	678	(130,087)
Effect of exchange rate changes on cash and cash equivalents	(4,598)	(7,488)
Net increase (decrease) in cash and cash equivalents	$41,427	$246,276
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of July 31, 2014 and January 31, 2014:

	As of July 31, 2014	As of January 31, 2014
Days of sales outstanding	40	37
Days of supply in inventory	31	29
Days of purchases outstanding	(49)	(47)
Cash conversion cycle (days)	22	19
Net cash provided by operating activities was $49.7 million in the first semester of fiscal 2015 compared to $392.3 million for the same period of the prior year. The decrease in cash resulting from operating activities in the first semester of fiscal 2015 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $4.3 million during the first semester of fiscal 2015 is the result of the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $7.1 of proceeds from the sale of a building. We expect to make total capital expenditures of approximately $38.0 million during fiscal 2015 for equipment and machinery in our logistics centers, office facilities and IT systems.
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
Net cash provided by financing activities of $0.7 million during the first semester of fiscal 2015 is primarily the result of $4.7 million of net borrowings on our revolving credit lines and $0.7 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan (“ESPP”), partially offset by $5.0 million related to acquisition earn-out payments.
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
Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at July 31, 2014. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
At July 31, 2014, we had approximately $611.5 million in cash and cash equivalents, of which $548.9 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
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
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2014 and January 31, 2014.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Receivables Securitization Program was renewed in August 2014 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at July 31, 2014 and January 31, 2014.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $406.2 million at July 31, 2014 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $48.0 million outstanding on these facilities at July 31, 2014, at a weighted average interest rate of 5.55%, and $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At July 31, 2014, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $922.7 million, of which $48.0 million was outstanding at July 31, 2014.
At July 31, 2014, we had also issued standby letters of credit of $82.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2014 and January 31, 2014, the Company had a total of $333.8 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2014 and 2013, discount fees recorded under these facilities were $1.4 million and $0.7 million, respectively, and during the six months ended July 31, 2014 and 2013, discount fees recorded under these facilities were $2.7 million and $1.4 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.
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
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 3 of Notes to Consolidated Financial Statements. As of July 31, 2014, the company was in compliance with all such covenants.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase products from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of July 31, 2014 and January 31, 2014, the aggregate amount of guarantees under these arrangements totaled $11.9 million and $13.4 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. No material changes have occurred in our market risks since January 31, 2014.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2014. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2014.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are engaged in various stages of remedial action to address the material weaknesses described above. These actions include the following:

•
The Audit Committee, Board and executives have increased communication to all employees regarding the ethical values of the Company, and the requirement for all employees to comply with laws and the Company's Code of Conduct and accounting policies.

•	The Company has evaluated its organizational structure and changed roles and responsibilities or created new roles to enhance controls and compliance. Some of these changes include:

◦	Certain personnel are no longer employed by the Company.

◦
The accounting organization has added resources to address standardization, training and competencies related to the use of accounting systems and to enhance all accounting personnel’s understanding of accounting policy.

◦	The Company has engaged external experts to perform the internal audit function and to assist with the implementation of specific fraud detection procedures.

◦
The Company has appointed a Chief Ethics and Compliance Officer and has made changes to enhance its ethics and compliance training and communication strategy throughout the organization to increase employee awareness of the Company’s compliance policies.

•	The Company has implemented changes to its compensation programs to better motivate accurate financial reporting and compliance.

•
The Company has engaged internal and external resources to evaluate potential enhancements to the accounting and enterprise computer systems to improve systematic controls and account reconciliation processes. Certain improvements which have been implemented or are in process of evaluation include:

◦	New tools to document, support and review manual journal entries.

◦	Automation of certain financial reporting processes and tools that previously required or allowed manual adjustment.

◦	Restrictions to user access rights and improved tracking and monitoring procedures to further strengthen segregation of duties within the organization.

In addition, management has undertaken a comprehensive review of its internal control structure to ensure that key controls are adequately designed, clearly documented and communicated throughout the finance organization. In connection with this review, the Company has implemented two new internal controls to address the material weaknesses surrounding manual journal entries and inadequate reconciliation procedures over certain aspects of vendor accounting. The Company has implemented new metrics and standards for the proper documentation, approval and review of manual journal entries and has engaged regional and corporate accounting personnel along with external consultants to review and assess the propriety of manual journal entries. This review involves a selection of manual journal entries on a periodic basis throughout each quarter using risk-based criteria for the purpose of early identification of potential errors. In connection with the new control surrounding inadequate reconciliation procedures over vendor accounting, the Company has engaged similar resources to perform account review procedures surrounding the balance sheet accounts impacted by the material weakness. These on-site procedures are coordinated and managed centrally.
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of July 31, 2014, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the three months ended July 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessment” in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $50.9 million and $56.4 million at July 31, 2014 and January 31, 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax." The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $27.5 million and $25.3 million at July 31, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
The SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013, and the Company has cooperated with the SEC’s request for information.
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

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2014 and January 31, 2014; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 31, 2014 and 2013; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	September 2, 2014
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	September 2, 2014
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	September 2, 2014
Joseph B. Trepani