Form 10-Q
period 2014-10-31
TECH DATA CORP
filed 2014-12-05
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2014
Common stock, par value $.0015 per share	38,254,851

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31,	January 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$465,738	$570,101
Accounts receivable, less allowances of $55,378 and $58,754	3,064,553	3,215,729
Inventories	2,321,088	2,450,782
Prepaid expenses and other assets	190,704	232,423
Total current assets	6,042,083	6,469,035
Property and equipment, net	66,103	77,631
Other assets, net	557,055	623,000
Total assets	$6,665,241	$7,169,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,530,956	$3,959,410
Accrued expenses and other liabilities	555,944	614,697
Revolving credit loans and current maturities of long-term debt, net	46,463	43,481
Total current liabilities	4,133,363	4,617,588
Long-term debt, less current maturities	353,549	354,121
Other long-term liabilities	92,626	99,346
Total liabilities	4,579,538	5,071,055
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2014 and January 31, 2014	89	89
Additional paid-in capital	674,044	675,597
Treasury stock, at cost (20,990,734 and 21,177,130 shares at October 31, 2014 and January 31, 2014)	(887,059)	(894,936)
Retained earnings	2,087,785	1,993,290
Accumulated other comprehensive income	210,844	324,571
Total shareholders' equity	2,085,703	2,098,611
Total liabilities and shareholders' equity	$6,665,241	$7,169,666
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Net sales	$6,761,181	$6,373,564	$20,331,141	$18,848,797
Cost of products sold	6,426,196	6,047,488	19,309,456	17,884,467
Gross profit	334,985	326,076	1,021,685	964,330
Operating expenses:
Selling, general and administrative expenses	271,235	270,131	847,344	828,509
Restatement and remediation related expenses (Note 1)	2,064	14,979	19,678	28,965
LCD settlements (Note 1)	(5,059)	(22,914)	(5,059)	(22,914)
Value added tax assessment (Note 7)	0	0	(6,229)	0
	268,240	262,196	855,734	834,560
Operating income	66,745	63,880	165,951	129,770
Interest expense	6,491	6,134	20,639	19,451
Other (income) expense, net	(225)	(410)	842	(1,920)
Income before income taxes	60,479	58,156	144,470	112,239
Provision for income taxes	18,779	20,440	49,975	42,068
Net income	$41,700	$37,716	$94,495	$70,171
Net income per share:
Basic	$1.09	$0.99	$2.47	$1.85
Diluted	$1.09	$0.99	$2.46	$1.84
Weighted average common shares outstanding:
Basic	38,253	38,060	38,212	38,004
Diluted	38,433	38,228	38,376	38,206
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Net income	$41,700	$37,716	$94,495	$70,171
Other comprehensive (loss) income:
Foreign currency translation adjustment	(112,792)	51,408	(113,727)	1,843
Total comprehensive (loss) income	$(71,092)	$89,124	$(19,232)	$72,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$21,579,962	$19,980,970
Cash paid to vendors and employees	(21,574,482)	(19,640,516)
Interest paid, net	(21,698)	(20,252)
Income taxes paid	(41,761)	(54,229)
Net cash (used in) provided by operating activities	(57,979)	265,973
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	0	8,044
Acquisition of trademark	0	(1,519)
Proceeds from sale of property and equipment	7,121	0
Expenditures for property and equipment	(11,879)	(10,405)
Software and software development costs	(7,341)	(10,532)
Net cash used in investing activities	(12,099)	(14,412)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	774	1,139
Acquisition earn-out payment	(5,060)	(6,183)
Net borrowings (repayments) on revolving credit loans	2,826	(120,602)
Principal payments on long-term debt	(419)	(398)
Excess tax benefit from stock-based compensation	667	907
Net cash used in financing activities	(1,212)	(125,137)
Effect of exchange rate changes on cash and cash equivalents	(33,073)	4,037
Net (decrease) increase in cash and cash equivalents	(104,363)	130,461
Cash and cash equivalents at beginning of year	570,101	340,564
Cash and cash equivalents at end of period	$465,738	$471,025
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income	$94,495	$70,171
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	52,691	54,438
Gain on sale of building	(2,350)	0
Provision for losses on accounts receivable	8,668	9,748
Stock-based compensation expense	9,698	6,949
Accretion of debt discount on Senior Notes	198	198
Excess tax benefits from stock-based compensation	(667)	(907)
Changes in operating assets and liabilities:
Accounts receivable	18,399	85,503
Inventories	45,731	(13,240)
Prepaid expenses and other assets	31,691	103,881
Accounts payable	(300,804)	(29,968)
Accrued expenses and other liabilities	(15,729)	(20,800)
Total adjustments	(152,474)	195,802
Net cash (used in) provided by operating activities	$(57,979)	$265,973

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2014, its consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2014 and 2013, and its consolidated cash flows for the nine months ended October 31, 2014 and 2013.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2014 and 2013 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2015.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of its financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement-related investigation or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred restatement and remediation related expenses of approximately $2.1 million and $15.0 million, respectively, during the three months ended October 31, 2014 and 2013 and $19.7 million and $29.0 million, respectively, during the nine months ended October 31, 2014 and 2013, which are recorded in “restatement and remediation related expenses” in the Consolidated Statement of Income.

LCD Settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the three months ended October 31, 2014 and 2013 the Company reached settlement agreements with certain manufacturers in the amount of $5.1 million and $22.9 million, respectively, net of all attorney fees and expenses, which are recorded in "LCD settlements" in the Consolidated Statement of Income.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At October 31, 2014 and January 31, 2014, the Company had a total of $333.3 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2014 and 2013, discount fees recorded under these facilities were $0.7 million and $0.6 million, respectively, and during the nine months ended October 31, 2014 and 2013, discount fees recorded under these facilities were $3.4 million and $2.0 million, respectively. These discount fees are included as a component of "other (income) expense, net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard which clarifies the accounting for the derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The guidance also requires the accounting for a business combination achieved in stages involving a foreign entity to be treated as a single event. The accounting standard was effective for the Company beginning with the quarter ended April 30, 2014 and is to be applied prospectively to derecognition events occurring after the effective date. The Company will apply the provisions of this accounting standard to all transactions described above prospectively from the date of adoption.
In April 2014, the FASB issued an accounting standard which modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The Company has early adopted this standard and will apply the provisions of this accounting standard to all transactions described above prospectively.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. The new standard requires the recognition of revenue to depict the transfer of promised goods or services to customers while exercising extensive judgment and use of estimates. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2017 and may be adopted using either a full retrospective or a modified retrospective approach. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position and results of operations.

NOTE 2 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 4—Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
	(In thousands, except per share data)

Net income	$41,700	$37,716	$94,495	$70,171

Weighted-average common shares - basic	38,253	38,060	38,212	38,004
Effect of dilutive securities:
Equity-based awards	180	168	164	202
Weighted-average common shares - diluted	38,433	38,228	38,376	38,206

Net income per share:
Basic	$1.09	$0.99	$2.47	$1.85
Diluted	$1.09	$0.99	$2.46	$1.84
For the three and nine months ended October 31, 2014 there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and nine months ended October 31, 2013, there were 6,236 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	October 31, 2014	January 31, 2014
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(776)	(974)
Senior Notes, net	349,224	349,026
Capital leases	4,862	5,662
Other committed and uncommitted revolving credit facilities, average interest rate of 5.14% and 6.15% at October 31, 2014 and January 31, 2014, respectively, expiring on various dates through fiscal 2017	45,926	42,914
	400,012	397,602
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(46,463)	(43,481)
Total long-term debt, less current maturities	$353,549	$354,121
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2014 and January 31, 2014.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $705.9 million and $623.0 million at October 31, 2014 and January 31, 2014, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in August 2014 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2014 and January 31, 2014.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $384.2 million at October 31, 2014 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $45.9 million outstanding on these facilities at October 31, 2014, at a weighted average interest rate of 5.14%, and $42.9 million outstanding on these facilities at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2014, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $966.1 million, of which $45.9 million was outstanding at October 31, 2014.
At October 31, 2014, the Company had also issued standby letters of credit of $77.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.

NOTE 4 — STOCK-BASED COMPENSATION
For the nine months ended October 31, 2014 and 2013, the Company recorded $9.7 million and $6.9 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At October, 31, 2014, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.6 million shares remain available for future grant at October 31, 2014. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the Company’s restricted stock activity for the nine months ended October 31, 2014 is as follows:

Shares
Outstanding at January 31, 2014	284,204
Granted	453,289
Vested	(154,423)
Canceled	(27,570)
Outstanding at October 31, 2014	555,500
A summary of the activity of the Company’s MV Stock-settled SARs, MVOs and stock options for the nine months ended October 31, 2014 is as follows:

Shares
Outstanding at January 31, 2014	329,788
Exercised	(268,279)
Outstanding at October 31, 2014	61,509
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
NOTE 5 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	October 31, 2014			January 31, 2014
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$7,083			$6,160

Liabilities
Foreign currency forward contracts		$1,432			$2,423
Acquisition-related contingent consideration			$3,634			$10,571
The Company's foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either other current assets or other current liabilities in the Consolidated Balance Sheet. See further discussion below in Note 6 – Derivative Instruments.
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. Approximately $7.0 million of the acquisition-related contingent consideration was paid during the nine months ended October 31, 2014.

The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability is also marked-to-market each period based upon the various investment return alternatives selected by the plan participants and the gains and losses are recorded in the Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at October 31, 2014 was $40.9 million and $35.8 million, respectively.
The $350 million of Senior Notes (discussed in Note 3 - Debt), are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $365.5 million at October 31, 2014, based upon quoted market information (Level 1 criteria).The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
NOTE 6 — DERIVATIVE INSTRUMENTS
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which is included as a component of either “cost of products sold” or “other (income) expense, net”, was a net foreign currency exchange gain of $7.6 million and a net foreign currency exchange loss of $6.9 million, respectively, for the three months ended October 31, 2014 and 2013 and a net foreign currency exchange gain of $2.1 million and $13.6 million, respectively, for the nine months ended October 31, 2014 and 2013. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's monthly average notional amounts of derivative financial instruments outstanding during the three months ended October 31, 2014 and 2013 were $0.6 billion and $1.4 billion, respectively, with average maturities of 35 days and 30 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 5 – Fair Value Measurements.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2014 and January 31, 2014, the outstanding amount of guarantees under these arrangements totaled $7.0 million and $13.4 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the nine months ended October 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessment” in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $48.1 million and $56.4 million at October 31, 2014 and January 31, 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $25.6 million and $25.3 million at October 31, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
NOTE 8 — SEGMENT INFORMATION
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
Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net sales to unaffiliated customers:
Americas (1)	$2,644,085	$2,571,750	$7,842,547	$7,489,078
Europe	4,117,096	3,801,814	12,488,594	11,359,719
Total	$6,761,181	$6,373,564	$20,331,141	$18,848,797

Operating income:
Americas (2)	$42,194	$53,297	$107,331	$112,516
Europe (3) (4)	28,407	12,214	68,318	24,203
Stock-based compensation expense	(3,856)	(1,631)	(9,698)	(6,949)
Total	$66,745	$63,880	$165,951	$129,770

Depreciation and amortization:
Americas	$4,224	$4,067	$12,530	$12,564
Europe	12,538	14,296	40,161	41,874
Total	$16,762	$18,363	$52,691	$54,438

Capital expenditures:
Americas	$3,391	$1,730	$8,243	$5,348
Europe	4,361	4,273	10,977	15,589
Total	$7,752	$6,003	$19,220	$20,937

	As of
	October 31, 2014	January 31, 2014
	(In thousands)
Identifiable assets:
Americas	$2,193,403	$1,984,895
Europe	4,471,838	5,184,771
Total	$6,665,241	$7,169,666

Long-lived assets:
Americas (1)	$22,508	$28,091
Europe	43,595	49,540
Total	$66,103	$77,631

Goodwill & acquisition-related intangible assets, net:
Americas	$8,979	$8,936
Europe	344,350	386,919
Total	$353,329	$395,855

(1)
Net sales to unaffiliated customers in the United States represented 86% and 87%, respectively, of the total Americas' net sales to unaffiliated customers for the three months ended October 31, 2014 and 2013. Net sales to unaffiliated customers in the United States represented 86% of the total Americas' net sales to unaffiliated customers for each of the nine months ended October 31, 2014 and 2013. Total long-lived assets in the United States represented 87% and 90% of the Americas' total long-lived assets at October 31, 2014 and January 31, 2014, respectively.

(2)
Operating income in the Americas for the three months ended October 31, 2014 and 2013 includes restatement and remediation related expenses of $0.9 million and $3.3 million, respectively, and LCD settlements of $5.1 million and $22.9 million, respectively. Operating income in the Americas for the nine months ended October 31, 2014 and 2013 includes restatement and remediation related expenses of $3.9 million and $8.1 million, respectively, and LCD settlements of $5.1 million and $22.9 million, respectively.

(3)
Operating income in Europe for the three months ended October 31, 2014 and 2013 includes restatement and remediation related expenses of $1.2 million and $11.6 million, respectively. Operating income in Europe for the nine months ended October 31, 2014 and 2013 includes restatement and remediation related expenses of $15.7 million and $20.9 million, respectively.

(4)	Operating income in Europe for the nine months ended October 31, 2014 includes a decrease in an accrual for a value added tax assessment of $6.2 million in one of the Company's subsidiaries in Spain.

NOTE 9 — SUBSEQUENT EVENTS

On December 4, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Tech Data is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas (including North America and South America) and Europe.
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
The fundamental element of our strategy is execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. More than 90% of the Company's net sales are on one common IT platform, which we believe provides us significant competitive advantages in the area of supply chain services, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
In addition to execution, our strategy includes ongoing diversification and realignment of our customer and product portfolios to better balance our overall performance and improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, tablets, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue, albeit not a majority. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell. We have responded to a changing IT landscape with investments in specialty areas, including the data center, software, mobility and consumer electronics, which collectively now comprise more than 50% of our consolidated net sales.
On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively “SDG”), the distribution arm of Specialist Computer Holdings PLC, a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. We believe the acquisition of SDG supports our diversification strategy by strengthening our

European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure.
Another strategic area of investment is our integrated supply chain services designed to provide innovative third party logistics and other offerings to our business partners. We have seen these offerings grow within our European mobility and broadline businesses in both geographies. These services have an extensive sales and implementation cycle and while their return on investment is not immediate, we remain confident about our ability to profitably grow this business. Our evolving mix of products, services, customers and geographies is important in achieving our strategic financial goals. As we execute our diversification strategy we continuously monitor the extension of credit and other terms and conditions offered to our customers to prudently balance risk, profitability and return on invested capital.
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
We believe our strategy of execution, diversification and innovation has differentiated us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. We also continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2014, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2014 and 2013:

	Three months ended October 31, 2014		Three months ended October 31, 2013

	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,644,085	39.1%	$2,571,750	40.4%
Europe	4,117,096	60.9	3,801,814	59.6
Total	$6,761,181	100.0%	$6,373,564	100.0%

	Nine months ended October 31, 2014		Nine months ended October 31, 2013

	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,842,547	38.6%	$7,489,078	39.7%
Europe	12,488,594	61.4	11,359,719	60.3
Total	$20,331,141	100.0%	$18,848,797	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013
Year-over-year increase (decrease) in net sales (%):
Americas (US$)	2.8%	8.6%	4.7%	3.5%
Europe (US$)	8.3%	3.6%	9.9%	6.3%
Europe (Euro)	12.7%	(1.5)%	8.1%	3.3%
Total (US$)	6.1%	5.6%	7.9%	5.2%

	Three months ended October 31, 2014		Three months ended October 31, 2013

	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$42,194	1.60%	$53,297	2.07%
Europe	28,407	0.69%	12,214	0.32%
Stock-based compensation expense	(3,856)	(0.06)%	(1,631)	(0.03)%
Total	$66,745	0.99%	$63,880	1.00%

	Nine months ended October 31, 2014		Nine months ended October 31, 2013

	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$107,331	1.37%	$112,516	1.50%
Europe	68,318	0.55%	24,203	0.21%
Stock-based compensation expense	(9,698)	(0.05)%	(6,949)	(0.04)%
Total	$165,951	0.82%	$129,770	0.69%

	Three months ended October 31, 2014		Three months ended October 31, 2013

	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$38,182	1.44%	$33,714	1.31%
Europe	36,477	0.89%	31,269	0.82%
Stock-based compensation expense	(3,856)	(0.06)%	(1,631)	(0.03)%
Total	$70,803	1.05%	$63,352	0.99%

	Nine months ended October 31, 2014		Nine months ended October 31, 2013

	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$106,719	1.36%	$97,699	1.30%
Europe	99,231	0.79%	66,902	0.59%
Stock-based compensation expense	(9,698)	(0.05)%	(6,949)	(0.04)%
Total	$196,252	0.97%	$157,652	0.84%

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

	Three months ended October 31,
	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$42,194	$53,297
Restatement and remediation related expenses	877	3,331
LCD settlements	(5,059)	(22,914)
Acquisition-related intangible assets amortization expense	170	0
Non-GAAP operating income - Americas	$38,182	$33,714

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$28,407	$12,214
Restatement and remediation related expenses	1,187	11,648
Acquisition-related intangible assets amortization expense	6,883	7,407
Non-GAAP operating income - Europe	$36,477	$31,269

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$66,745	$63,880
Restatement and remediation related expenses	2,064	14,979
LCD settlements	(5,059)	(22,914)
Acquisition-related intangible assets amortization expense	7,053	7,407
Non-GAAP operating income	$70,803	$63,352

GAAP to non-GAAP reconciliation of net income:
Net income	$41,700	$37,716
Restatement and remediation related expenses, net of tax	1,585	10,710
LCD settlements, net of tax	(3,162)	(14,207)
Acquisition-related intangible assets amortization expense, net of tax	5,181	5,418
Non-GAAP net income	$45,304	$39,637

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$1.09	$0.99
Restatement and remediation related expenses, net of tax	0.04	0.28
LCD settlements, net of tax	(0.08)	(0.37)
Acquisition-related intangible assets amortization expense, net of tax	0.13	0.14
Non-GAAP net income per share - diluted	$1.18	$1.04

	Nine months ended October 31,
	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$107,331	$112,516
Restatement and remediation related expenses	3,937	8,097
LCD settlements	(5,059)	(22,914)
Acquisition-related intangible assets amortization expense	510	0
Non-GAAP operating income - Americas	$106,719	$97,699

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$68,318	$24,203
Restatement and remediation related expenses	15,741	20,868
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	21,401	21,831
Non-GAAP operating income - Europe	$99,231	$66,902

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$165,951	$129,770
Restatement and remediation related expenses	19,678	28,965
LCD settlements	(5,059)	(22,914)
Value added tax assessment	(6,229)	0
Acquisition-related intangible assets amortization expense	21,911	21,831
Non-GAAP operating income	$196,252	$157,652

GAAP to non-GAAP reconciliation of net income:
Net income	$94,495	$70,171
Restatement and remediation related expenses, net of tax	14,672	20,657
LCD settlements, net of tax	(3,162)	(14,207)
Value added tax assessment, net of tax	(6,229)	0
Acquisition-related intangible assets amortization expense, net of tax	16,064	15,968
Non-GAAP net income	$115,840	$92,589

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$2.46	$1.84
Restatement and remediation related expenses, net of tax	0.38	0.54
LCD settlements, net of tax	(0.08)	(0.37)
Value added tax assessment, net of tax	(0.16)	0.00
Acquisition-related intangible assets amortization expense, net of tax	0.42	0.41
Non-GAAP net income per share - diluted	$3.02	$2.42

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and nine months ended October 31, 2014 and 2013, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2014	2013	2014	2013

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.05	94.88	94.97	94.88
Gross profit	4.95	5.12	5.03	5.12
Operating expenses:
Selling, general and administrative expenses	4.01	4.24	4.17	4.40
Restatement and remediation related expenses	0.03	0.24	0.10	0.15
LCD settlements	(0.08)	(0.36)	(0.03)	(0.12)
Value added tax assessment	0.00	0.00	(0.03)	0.00
	3.96	4.12	4.21	4.43
Operating income	0.99	1.00	0.82	0.69
Interest expense	0.10	0.10	0.10	0.10
Other (income) expense, net	0.00	(0.01)	0.01	(0.01)
Income before income taxes	0.89	0.91	0.71	0.60
Provision for income taxes	0.27	0.32	0.25	0.23
Net income	0.62%	0.59%	0.46%	0.37%
Three and nine months ended October 31, 2014 and 2013

Net Sales
Our consolidated net sales were $6.8 billion in the third quarter of fiscal 2015, an increase of 6.1% when compared to the third quarter of fiscal 2014. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately three percentage points. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately 9% in comparison with the same period of the prior fiscal year. On a regional basis, during the third quarter of fiscal 2015, net sales in the Americas were $2.6 billion, an increase of 2.8% when compared to the third quarter of the prior year. Net sales in Europe were $4.1 billion in the third quarter of fiscal 2015, an increase of 8.3% when compared to the third quarter of the prior year (an increase of 12.7% on a euro basis).
On a year-to-date basis, net sales were $20.3 billion during the first nine months of fiscal 2015, an increase of 7.9% when compared to the first nine months of fiscal 2014. The strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately one percentage point. Excluding the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately 7% in comparison with the same period of the prior fiscal year. On a regional basis, during the first nine months of fiscal 2015, net sales in the Americas increased by 4.7% when compared to the first nine months of fiscal 2014 and increased by 9.9% in Europe (an increase of 8.1% on a euro basis).
The increase in net sales in the Americas during the third quarter and first nine months of fiscal 2015 is primarily attributable to stronger demand for broadline products, particularly personal computer systems. The increase in net sales in Europe (in Euros) during the third quarter and first nine months of fiscal 2015 is primarily attributable to stronger demand for broadline products, particularly personal computer systems, and mobility products.
We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 20% and 16%, respectively, of our net sales for the three months ended October 31, 2014 and approximated 20% and 14%, respectively, of our net sales for the nine months ended October 31, 2014. Products purchased from Hewlett Packard Company and Apple, Inc. approximated 23% and 11%, respectively, of our net sales for the three months ended October 31, 2013 and approximated 21% and 11%, respectively, of our net sales for the nine months ended October 31, 2013. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2014 and 2013.

Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during the third quarter of fiscal 2015 was 4.95%, a decrease of 17 basis points compared to the 5.12% gross margin in the third quarter of fiscal 2014. On a year-to-date basis, gross margin decreased to 5.03% for the first nine months of fiscal 2015 compared to 5.12% in the comparable period of the prior fiscal year. The decrease in gross margin in the third quarter and first nine months of fiscal 2015 compared to the same period of the prior year is primarily attributable to changes in product and customer mix.

Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 4.01% in the third quarter of fiscal 2015, compared to 4.24% in the third quarter of fiscal 2014. On a year-to-date basis, SG&A as a percentage of net sales decreased to 4.17% compared to 4.40% in the first nine months of the prior fiscal year. The year-over-year decrease in SG&A as a percentage of net sales is primarily due to greater operating leverage as we generated solid sales growth while keeping our costs relatively flat, primarily in Europe. In absolute dollars, SG&A increased by $1.1 million to $271.2 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 and increased by $18.8 million to $847.3 million in the first nine months of fiscal 2015 compared to the same period of the prior year. The increase in SG&A during the first nine months of fiscal 2015 compared to the same periods of the prior year is primarily attributable to the impact of the strengthening of certain foreign currencies against the U.S. dollar.

Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During the third quarter of fiscal 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $2.1 million and $15.0 million, respectively. During the first nine months of fiscal 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $19.7 million and $29.0 million, respectively.

LCD Settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the third quarter of fiscal 2015 and 2014, the Company reached settlement agreements with certain manufacturers in the amount of $5.1 million and $22.9 million, respectively, net of all attorney fees and expenses, which is recorded in "LCD settlements" in the Consolidated Statement of Income.

Value Added Tax Assessment
Prior to fiscal 2004, one of our subsidiaries in Spain was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During the second quarter of fiscal year 2015, an administrative court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the nine months ended October 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

Other (Income) Expense, Net
Other (income) expense, net consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, was $0.2 million of income in the third quarter of fiscal 2015 compared to $0.4 million of income in the third quarter of the prior year. On a year-to-date basis, other (income) expense, net, was $0.8 million of expense in the first nine months of fiscal 2015 compared to $1.9 million of income in the first nine months of the prior year. The change in other (income) expense, net, during the first nine months of fiscal 2015 is primarily attributable to a decrease in net foreign currency exchange gains on certain financing transactions and an increase in discount expense on the sale of accounts receivable, as compared to the same period of the prior fiscal year.

Provision for Income Taxes
Our effective tax rate was 31.1% in the third quarter of fiscal 2015 and 35.1% in the third quarter of fiscal 2014. Our effective tax rate was 34.6% for the first nine months of fiscal 2015 compared to 37.5% for the same period of the prior year. The change in the effective rate for both the third quarter and first nine months of fiscal 2015 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate, including decreases in losses in tax jurisdictions where we are not able to record a tax benefit, as well as the resolution of certain discrete tax items.
On an absolute dollar basis, the provision for income taxes decreased 8.1% to $18.8 million for the third quarter of fiscal 2015 compared to $20.4 million in the same period of fiscal 2014. The decrease in the provision for income taxes in the third quarter of fiscal 2015 compared to the same period of the prior year is primarily due to the lower effective tax rate as a result of the relative mix of earnings and losses within the tax jurisdictions in which we operate. The provision for income taxes increased 18.8% to $50.0 million for the first nine months of fiscal 2015 compared to $42.1 million for the same period of the prior fiscal year. The increase in the provision for income taxes in the first nine months of fiscal 2015 compared to the same period of the prior fiscal year is primarily due to an increase in taxable earnings in certain countries in which we operate and the impact of discrete tax items.
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2014 and 2013:

	Nine months ended October 31,
	2014	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(57,979)	$265,973
Investing activities	(12,099)	(14,412)
Financing activities	(1,212)	(125,137)
Effect of exchange rate changes on cash and cash equivalents	(33,073)	4,037
Net (decrease) increase in cash and cash equivalents	$(104,363)	$130,461
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

The following table presents the components of our cash conversion cycle, in days, as of October 31, 2014 and January 31, 2014:

	As of October 31, 2014	As of January 31, 2014
Days of sales outstanding	41	37
Days of supply in inventory	33	29
Days of purchases outstanding	(50)	(47)
Cash conversion cycle (days)	24	19
We experienced a five day increase in cash days at October 31, 2014 compared to January 31, 2014 which is largely due to the timing of both cash receipts from customers and payments to our vendors. Our cash days at October 31, 2014 remains within the higher end of our targeted range.
Net cash used in operating activities was $58.0 million in the first nine months of fiscal 2015 compared to net cash provided by operating activities of $266.0 million for the same period of the prior year. The decrease in cash resulting from operating activities in the first nine months of fiscal 2015 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $12.1 million during the first nine months of fiscal 2015 is the result of the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $7.1 million of proceeds from the sale of a building. We expect to make total capital expenditures of approximately $32.0 million during fiscal 2015 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in investing activities of $14.4 million during the first nine months of fiscal 2014 is primarily the result of $20.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $8.0 million of cash received related to the final settlement of the SDG purchase price during the first quarter of fiscal 2014.
Net cash used in financing activities of $1.2 million during the first nine months of fiscal 2015 is primarily due to $5.0 million of acquisition earnout payments, partially offset by $2.8 million of net borrowings on our revolving credit lines. Net cash used in financing activities of $125.1 million during the first nine months of fiscal 2014 is primarily the result of $120.6 million of net repayments on our revolving credit lines and $6.2 million related to acquisition earn-out payments.

Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at October 31, 2014. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. At October 31, 2014, we had approximately $466 million in cash and cash equivalents, of which $400 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
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
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum debt to capitalization ratio and a minimum interest coverage ratio. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2014 and January 31, 2014.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $705.9 million and $623.0 million at October 31, 2014 and January 31, 2014, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program was renewed in August 2014 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2014 and January 31, 2014.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $384.2 million at October 31, 2014 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $45.9 million outstanding on these facilities at October 31, 2014, at a weighted average interest rate of 5.14%, and $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2014, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $966.1 million, of which $45.9 million was outstanding at October 31, 2014.
At October 31, 2014, we had also issued standby letters of credit of $77.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2014 and January 31, 2014, the Company had a total of $333.3 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2014 and 2013, discount fees recorded under these facilities were $0.7 million and $0.6 million, respectively, and during the nine months ended October 31, 2014 and 2013, discount fees recorded under these facilities were $3.4 million and $2.0 million, respectively. These discount fees are included as a component of "other (income) expense, net" in our Consolidated Statement of Income.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. No material changes have occurred in our market risks since January 31, 2014.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2014. Based on that evaluation and considering the material weaknesses in internal control over financial reporting reported in Part II, Item 9A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2014, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2014.
The Company engaged significant internal and external resources to perform supplemental procedures to assist in reviewing its financial statements and accounting practices for accuracy in light of the material weaknesses referred to above.
Changes in Internal Control Over Financial Reporting
Except as discussed below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company believes the remedial actions described above have strengthened the Company's internal control over financial reporting and will remediate the material weaknesses identified. However, as of October 31, 2014, these remediation measures are ongoing and had not been in operation long enough to measure their operating effectiveness in order to conclude that the identified material weaknesses were fully remediated. The Company will continue to monitor the effectiveness of these remediation activities and expects to make further changes to improve its internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the nine months ended October 31, 2014 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessment” in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $48.1 million and $56.4 million at October 31, 2014 and January 31, 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax." The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $25.6 million and $25.3 million at October 31, 2014 and January 31, 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity; however, it could be material to the Company’s operating results for any particular period, depending upon the level of income for such period. In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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
Not applicable.

ITEM 3.    Defaults Upon Senior Securities
Not applicable.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

(a)	Exhibits

10-BBak	Amendment Number 20 to Transfer and Administration Agreement dated as of August 20, 2014

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2014 and January 31, 2014; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2014 and 2013; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	December 5, 2014
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	December 5, 2014
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	December 5, 2014
Joseph B. Trepani