Form 10-K
period 2015-01-31
TECH DATA CORP
filed 2015-03-26
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Aggregate market value of the voting stock held by non-affiliates was $2,303,476,266 based on the reported last sale price of common stock on July 31, 2014 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 11, 2015
Common stock, par value $.0015 per share	36,631,255

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 3, 2015, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1.    Business.
Overview
Tech Data Corporation is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include approximately 115,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East and Africa. The two primary geographic markets we serve are the Americas and Europe. For a discussion of our geographic reporting segments, see Item 8, "Financial Statements and Supplementary Data.”
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
Execution is fundamental to our business success. We have 26 logistics centers where each day, tens of millions of dollars of technology products are received from vendors, picked and packed and shipped to our customers. Products are generally shipped from regionally located logistics centers the same day the orders are received. In addition, execution is marked by a high level of service provided to our customers through our company’s technical, sales and marketing support, electronic commerce tools, product integration services and financing programs.
Our diversification strategy seeks to continuously remix our product, customer and services portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, mobility, cloud computing, the convergence of consumer and professional devices and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient infrastructure to capture new market opportunities in specialty areas, such as data center, software, mobility and consumer electronics.
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

In fiscal 2012, we made two acquisitions in the European technology distribution marketplace. While the acquisitions did not have a significant impact on our consolidated results of operations, the addition of these businesses expanded our product and customer portfolios and continued to add desired skill sets, while leveraging our logistics infrastructure in Europe. Also in fiscal 2012, expanding upon the success of our mobility distribution joint venture in Europe, we executed an agreement with Brightstar to establish a joint venture in the United States, hereinafter referred to as TDMobility. TDMobility simplifies the selling, delivery and support of mobile services for our reseller customers serving the small and medium business markets. During the fourth quarter of fiscal 2014, we acquired Brightstar's fifty percent ownership interest in TDMobility.
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
In the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru and in March 2015, the Company entered into an agreement for the sale of these operations. Additionally, in March 2015, we committed to a plan to exit our business operations in Uruguay. The operating results of these entities during fiscal 2015, 2014 and 2013 were insignificant relative to our consolidated financial results.
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
Due to the large number of vendors and products, resellers often cannot, or choose not to, establish direct purchasing relationships with vendors. As a result, they frequently rely on wholesale distributors, such as Tech Data, who leverage purchasing costs across multiple vendors to satisfy a significant portion of the resellers' product procurement, logistics, financing, marketing and technical support needs.
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
Products and Vendors
We distribute and market hundreds of thousands of products from more than 1,100 of the world’s leading technology hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of technology peripherals, physical security, consumer electronics, digital signage and mobile phone hardware and accessories. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.
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
Our consolidated net sales for fiscal 2015, 2014 and 2013 within our strategic focus categories approximated the following:

	2015	2014	2013
Broadline	47%	46%	47%
Data Center	22%	23%	21%
Software	18%	18%	19%
Mobility	10%	9%	8%
Consumer Electronics	3%	4%	5%
Our strategic focus categories include the following products:

•	Broadline - We define our broadline category to include, among other products, notebooks, tablets, desktop systems, printers, supplies and components.

•	Data Center - We define our data center category to include products such as servers, server accessories, networking products, storage hardware and networking support services.

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

We generated approximately 19%, 21% and 21% of our consolidated net sales in fiscal 2015, 2014 and 2013, respectively, from products purchased from Hewlett-Packard Company. In addition, approximately 15%, 13% and 12% of our consolidated net sales in fiscal 2015, 2014 and 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2015, 2014 or 2013.
Customers and Services
Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of approximately 115,000 VARs, direct marketers, retailers and corporate resellers. While we sell products in various countries throughout the world, and customer channels may vary from region to region, during fiscal 2015, 2014 and 2013 sales within our consolidated customer channels approximated the following:

	2015	2014	2013
VARs	45%	51%	52%
Direct marketers and retailers	30%	28%	27%
Corporate resellers	25%	21%	21%

No single customer accounted for more than 10% of our net sales during fiscal 2015, 2014 or 2013.
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
In addition to an extensive product offering from the world's leading technology vendors, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools (including internet order entry and electronic data interchange (“EDI”) services), customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by providing them the opportunity to participate in a number of special promotions, and marketing services targeted to the needs of our resellers. While these services are important to our customers, they contribute less than 10% of our consolidated net sales.
We provide our vendors with access to one of the largest bases of resellers throughout the Americas and Europe, delivering products to them from our 26 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2, "Properties" for further discussion of our locations and logistics centers).
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
Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have EDI services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for the Company and our customers. In both fiscal 2015 and 2014, approximately 45% of our consolidated net sales originated from orders received electronically.
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
We compete against several distributors in the Americas market, including broadline product distributors such as Ingram Micro Inc. ("Ingram Micro"), Synnex Corp., and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment in Europe is more fragmented, with market share spread among several regional and local competitors such as ALSO/Actebis and Esprinet, as well as international distributors such as Ingram Micro, Westcon Group, Inc., Arrow and Avnet.
The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market and certain direct sales relationships between manufacturers, resellers, and end-users continue to introduce change into the competitive landscape of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors, such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly cost-effective and efficient manner. Our logistics capabilities, as well as our sales and marketing, credit and product management expertise, allow our vendors to expand their market coverage while lowering their selling, inventory and fulfillment costs.
Employees
On January 31, 2015, we had approximately 8,900 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees on workers' councils.

Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.
Foreign and Domestic Operations and Export Sales
We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas and Europe.
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
Executive Officers
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 11, 2015:

Name	Age	Title
Robert M. Dutkowsky	60	Chief Executive Officer
Jeffery P. Howells	57	Executive Vice President and Chief Financial Officer
Néstor Cano	50	President, Europe
Joseph H. Quaglia	50	President, the Americas
John A. Tonnison	46	Executive Vice President and Chief Information Officer
Alain Amsellem	55	Senior Vice President and Chief Financial Officer, Europe
Charles V. Dannewitz	60	Senior Vice President and Chief Financial Officer, the Americas
Joseph B. Trepani	54	Senior Vice President and Corporate Controller
David R. Vetter	55	Senior Vice President, General Counsel and Secretary
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
Jeffery P. Howells, Executive Vice President and Chief Financial Officer, joined the Company in October 1991 as Vice President of Finance and was promoted to Chief Financial Officer in March 1992. In March 1993, he became Senior Vice President and Chief Financial Officer. In 1997, he was promoted to Executive Vice President and Chief Financial Officer and in 1998 was appointed to the Board of Directors. Prior to joining the Company, Mr. Howells was employed by Price Waterhouse for 11 years. Mr. Howells is a Certified Public Accountant and holds a B.B.A. degree in Accounting from Stetson University.
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
Alain Amsellem, Senior Vice President and Chief Financial Officer, Europe, joined the Company in 1994 through Tech Data’s acquisition of French distributor, Softmart International S.A. and served as France Finance Director until September 1999 when he was promoted to France Managing Director. In August 2004, Mr. Amsellem was promoted to Senior Vice President of Southern Europe, and was appointed Senior Vice President - Europe Finance & Operations in 2007. In February 2014, he was appointed Senior Vice President and Chief Financial Officer, Europe. Mr. Amsellem is a Chartered Accountant and holds a degree in management and chartered accountancy from Paris Dauphine University.
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
High levels of unemployment in the markets we serve, as well as austerity measures that may be implemented by governments in those markets, can constrain economic growth resulting in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in gross profits, our operating margins typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand. Should we experience a decline in operating profits, especially in Europe, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.
Our competitors can take more market share by reducing prices on key vendor products that contribute the most to our profitability.
The Company operates in a highly competitive environment. The technology distribution industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our customers are not required to purchase any specific volume of products from us and may move business if pricing is reduced by competitors, resulting in lower sales. As a result, we must be extremely flexible in determining when to reduce price to maintain market share and sales volumes and when to allow our sales volumes to decline to maintain the quality of our profitability. The Company competes with a variety of regional, national and international wholesale distributors, some of which may have greater financial resources than the Company.
We are dependent on internal information and telecommunications systems, and any failure of these systems, including system security breaches, data protection breaches, or other cybersecurity attacks, may negatively impact our business and results of operations.
The Company is highly dependent upon its internal information and telecommunications systems to operate its business. Failures of our internal information or telecommunications systems may prevent us from taking customer orders, shipping products and billing customers. Sales may also be impacted if our customers are unable to access our pricing and product availability information. Additionally, if the Company were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationships with vendors and customers. The occurrence of any of these events could have a negative impact on our business and results of operations.
We may not be able to ship products if our third party shipping companies cease operations temporarily or permanently.
The Company relies on arrangements with independent shipping companies for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, may have an adverse effect on the Company's business.

If our vendors do not continue to provide price protection for inventory we purchase from them our profit from the sale of that inventory may decline.
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
Failure to obtain adequate product supplies from our largest vendors, or terminations of a supply or services agreement, or a significant change in vendor terms or conditions of sale by our largest vendors may negatively affect our revenue and operating profit.
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
Approximately 68%, 67% and 67% of our revenues in fiscal 2015, 2014 and 2013 were generated in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuation in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. In addition, the value of the Company's equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company made investments in the country. In addition, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to the Company. This may result in market pricing that the Company cannot meet without significantly lower profit on sales.

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

ITEM 1B.    Unresolved Staff Comments.
Not applicable.

ITEM 2.    Properties.
Our executive offices are located in Clearwater, Florida. As of January 31, 2015, we operated a total of 26 logistics centers to provide our customers timely delivery of products. Fourteen of these logistics centers are located in the Americas and twelve are located in Europe.
As of January 31, 2015, we leased or owned approximately 7.7 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.    Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. The Spanish National Appellate Court opinion represented a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. During the second quarter of fiscal year 2015, the Madrid Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessment" in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $43.7 million and $56.4 million at January 31, 2015 and 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $24.6 million and $25.3 million at January 31, 2015 and 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low sale prices for our common stock as reported by the NASDAQ. As of March 11, 2015, there were 231 holders of record and we believe that there were 15,001 beneficial holders.

	Sales Price
	High	Low

Fiscal year 2015
Fourth quarter	$64.18	$55.83
Third quarter	$71.31	$52.22
Second quarter	$65.56	$58.15
First quarter	$65.98	$50.21

	Sales Price
	High	Low

Fiscal year 2014
Fourth quarter	$55.36	$48.35
Third quarter	$54.07	$48.71
Second quarter	$51.89	$45.63
First quarter	$54.60	$43.02
Stock Performance Chart
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2010 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2010
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2010	2011	2012	2013	2014	2015
Tech Data Corporation	100	115	127	125	132	140
NASDAQ Stock Market (U.S.) Index	100	127	136	155	205	235
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	120	124	121	168	164

 Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

On December 4, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. In conjunction with the Company's share repurchase program, we executed a 10b5-1 plan that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

During fiscal 2015, the Company repurchased 896,718 shares at an average price of $59.10 per share, for a total cost, including expenses, of approximately $53.0 million under this program.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended January 31, 2015:

	Issuer Purchases of Equity Securities
				Maximum dollar
			Total number of shares	value of shares
			purchased as part	that may yet
	Total number of	Average price paid	of a publicly announced	be purchased under
Period	shares purchased	per share	plan or programs	the plan or programs
November 1 - November 30, 2014	0	$0	0	$100,000,000
December 1 - December 31, 2014	268,009	$61.50	268,009	$83,518,673
January 1 - January 31, 2015	628,709	$58.08	628,709	$47,002,593
Total	896,718	$59.10	896,718

ITEM 6.    Selected Financial Data.
The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.
FIVE-YEAR FINANCIAL SUMMARY
(In thousands, except per share data)

	Year ended January 31,
	2015	2014	2013	2012	2011
Income statement data: (1)
Net sales	$27,670,632	$26,821,904	$25,358,329	$25,647,313	$23,619,938
Gross profit	1,393,954	1,362,346	1,303,054	1,377,441	1,278,253
Operating income (2) (3) (4) (5) (6) (7)	267,635	227,513	263,720	304,546	321,408
Consolidated net income (6) (8) (9) (10) (11)	175,172	179,932	183,040	201,202	212,992
Net income attributable to noncontrolling interest (12)	0	0	(6,785)	(10,452)	(4,620)
Net income attributable to shareholders of Tech Data Corporation	$175,172	$179,932	$176,255	$190,750	$208,372
Net income per share attributable to shareholders of Tech Data Corporation—basic	$4.59	$4.73	$4.53	$4.36	$4.29
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.57	$4.71	$4.50	$4.30	$4.25
Dividends per common share	0	0	0	0	0

Balance sheet data: (1)
Working capital (13)	$1,834,997	$1,851,447	$1,700,485	$1,720,564	$1,899,124
Total assets	6,138,246	7,169,666	6,830,960	5,796,268	6,524,639
Revolving credit loans and current maturities of long-term debt, net	13,303	43,481	167,522	48,490	434,435
Long-term debt, less current maturities	353,097	354,121	354,458	57,253	60,076
Equity attributable to shareholders of Tech Data Corporation	1,960,143	2,098,611	1,918,369	1,953,804	2,108,451

(1)	See further discussion in Note 5 of Notes to Consolidated Financial Statements of the Company’s acquisition of SDG in fiscal 2013.

(2)
During fiscal 2015, the Company incurred $22.0 million of restatement and remediation related expenses and recorded a gain of $5.1 million associated with legal settlements with certain manufacturers of LCD flat panel displays (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(3)
During fiscal 2015, the Company decreased its accrual for various value added tax matters related to its Spanish subsidiary by $6.2 million (see further discussion in Note 13 of Notes to Consolidated Financial Statements).

(4)
During fiscal 2015, the Company incurred a $1.3 million loss on disposal of subsidiaries related to the plan to sell certain of the Company’s operations in Latin America (see further discussion in Note 6 of Notes to Consolidated Financial Statements).

(5)
During fiscal 2014, the Company incurred $53.8 million of restatement and remediation related expenses and recorded a gain of $35.5 million associated with legal settlements with certain manufacturers of LCD flat panel displays (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(6)
During fiscal 2013, the Company increased its accrual for various value added tax matters related to its Spanish subsidiary by $41.0 million, including operating expenses of $29.5 million in relation to the assessment and penalties and $11.5 million for associated interest expense (see further discussion in Note 13 of Notes to Consolidated Financial Statements).

(7)	During fiscal 2012, the Company incurred a $28.3 million loss on disposal of subsidiaries related to the closure of certain of the Company’s operations in Latin America.

(8)
During fiscal 2015, the Company recorded income tax benefits of $19.2 million primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe, partially offset by income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

(9)
During fiscal 2014, the Company recorded income tax benefits of $45.3 million for the reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

(10)
During fiscal 2013, the Company recorded a $25.1 million reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

(11)
During fiscal 2012, the Company recorded a $13.6 million reversal of deferred tax valuation allowances which was substantially offset by the write-off of deferred income tax assets associated with the closure of Brazil’s commercial operations.

(12)
During fiscal 2013, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in Brightstar Europe Limited, which was a consolidated joint venture between Tech Data and Brightstar Corp (see further discussion in Note 5 of Notes to Consolidated Financial Statements).

(13)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2015 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
Overview
Tech Data is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include value-added resellers (“VARs”) direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We manage our business in two geographic segments: the Americas and Europe.
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

On November 1, 2012, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC, a privately-held IT services company headquartered in the United Kingdom, for a final purchase price of approximately $358 million. We believe the acquisition of SDG supported our diversification strategy by strengthening our European value and broadline offerings in key markets and expanding our vendor and customer portfolios, while leveraging our existing pan-European infrastructure.
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
We believe our strategy of execution, diversification and innovation differentiates us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. We continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. For example, during the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru and in March 2015, the Company entered into an agreement for the sale of these operations. Additionally, in March 2015 we committed to a plan to exit our business operations in Uruguay. The operating results of these entities during fiscal 2015, 2014, and 2013 were insignificant relative to our consolidated financial results. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2015, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
The carrying value of goodwill is reviewed at least annually for impairment and may also be reviewed more frequently if current events and circumstances indicate a possible impairment. We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. Factors that may cause a goodwill, intangible asset or other long-lived asset impairment include negative industry or economic trends and significant under-performance relative to historical or projected future operating results. Our valuation methodology for goodwill includes, but is not limited to, a discounted cash flow model, which estimates the net present value of the projected cash flows of our reporting units and a market approach, which evaluates comparative market multiples applied to our reporting units’ businesses to yield a second assumed value of each reporting unit. If actual results are substantially lower than the projections used in our valuation methodology, or if market discount rates or our market capitalization substantially increase or decrease, respectively, our future valuations could be adversely affected, potentially resulting in future impairment charges.
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

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales, operating income and non-GAAP operating income by geographic region for the fiscal years ended January 31, 2015, 2014 and 2013:

	2015	% of net sales	2014	% of net sales	2013	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$10,406,209	37.6%	$10,188,618	38.0%	$9,823,515	38.7%
Europe	17,264,423	62.4%	16,633,286	62.0%	15,534,814	61.3%
Total	$27,670,632	100.0%	$26,821,904	100.0%	$25,358,329	100.0%

Year-over-year increase in net sales (%):	2015 vs. 2014		2014 vs. 2013
Americas (US$)	2.1%		3.7%
Europe (US$)	3.8%		7.1%
Europe (Euro)	6.0%		3.7%
Total (US$)	3.2%		5.8%

	2015	% of net sales	2014	% of net sales	2013	% of net sales
Operating income ($ in thousands):
Americas	$145,107	1.39%	$156,143	1.53%	$150,055	1.53%
Europe	136,196	0.79%	80,228	0.48%	127,281	0.82%
Stock-based compensation expense	(13,668)	(0.05)%	(8,858)	(0.03)%	(13,616)	(0.05)%
Total	$267,635	0.97%	$227,513	0.85%	$263,720	1.04%

	2015	% of net sales	2014	% of net sales	2013	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$146,031	1.40%	$134,029	1.32%	$150,055	1.53%
Europe	175,622	1.02%	149,766	0.90%	173,817	1.12%
Stock-based compensation expense	(13,668)	(0.05)%	(8,858)	(0.03)%	(13,616)	(0.05)%
Total	$307,985	1.11%	$274,937	1.03%	$310,256	1.22%

Management believes that the presentation of non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share is useful to investors because it provides a meaningful comparison of our performance between periods. The following tables provide a detailed reconciliation between results reported in accordance with GAAP and non-GAAP financial measures.

	Year ended January 31,
	2015	2014	2013
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$145,107	$156,143	$150,055
Restatement and remediation related expenses	3,973	13,227	0
LCD settlements	(5,059)	(35,511)	0
Loss on disposal of subsidiaries	1,330	0	0
Acquisition-related intangible assets amortization expense	680	170	0
Non-GAAP operating income - Americas	$146,031	$134,029	$150,055

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$136,196	$80,228	$127,281
Restatement and remediation related expenses	18,070	40,564	0
Value added tax assessment	(6,229)	0	29,462
Acquisition-related intangible assets amortization expense	27,585	28,974	17,074
Non-GAAP operating income - Europe	$175,622	$149,766	$173,817

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$267,635	$227,513	$263,720
Restatement and remediation related expenses	22,043	53,791	0
LCD settlements	(5,059)	(35,511)	0
Value added tax assessment	(6,229)	0	29,462
Loss on disposal of subsidiaries	1,330	0	0
Acquisition-related intangible assets amortization expense	28,265	29,144	17,074
Non-GAAP operating income	$307,985	$274,937	$310,256

GAAP to non-GAAP reconciliation of net income attributable to shareholders of Tech Data Corporation:
Net income attributable to shareholders of Tech Data Corporation	$175,172	$179,932	$176,255
Restatement and remediation related expenses, net of tax	16,517	39,038	0
LCD settlements, net of tax	(3,162)	(22,017)	0
Value added tax assessment and interest expense, net of tax	(6,229)	0	33,766
Loss on disposal of subsidiaries, net of tax	1,330	0	0
Reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale (1)	(13,601)	(45,303)	(25,128)
Acquisition-related intangible assets amortization expense, net of tax	20,731	21,305	12,559
Non-GAAP net income attributable to shareholders of Tech Data Corporation	$190,758	$172,955	$197,452

GAAP to non-GAAP reconciliation of net income per share attributable to shareholders of Tech Data Corporation—diluted:
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.57	$4.71	$4.50
Restatement and remediation related expenses, net of tax	0.43	1.02	0.00
LCD settlements, net of tax	(0.08)	(0.58)	0.00
Value added tax assessment and interest expense, net of tax	(0.16)	0.00	0.86
Loss on disposal of subsidiaries, net of tax	0.03	0.00	0.00
Reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale	(0.36)	(1.19)	(0.64)
Acquisition-related intangible assets amortization expense, net of tax	0.54	0.56	0.32
Non-GAAP net income per share attributable to shareholders of Tech Data Corporation—diluted	$4.97	$4.52	$5.04

(1)
During fiscal 2015, the Company recorded income tax benefits of $19.2 million primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe, partially offset by income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for each of the three most recent fiscal years:

	2015	2014	2013
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.96	94.92	94.86
Gross profit	5.04	5.08	5.14
Operating expenses:
Selling, general and administrative expenses	4.03	4.16	3.98
Restatement and remediation related expenses	0.08	0.20	0.00
LCD settlements	(0.02)	(0.13)	0.00
Value added tax assessment	(0.02)	0.00	0.12
Loss on disposal of subsidiaries	0.00	0.00	0.00
	4.07	4.23	4.10
Operating income	0.97	0.85	1.04
Interest expense	0.10	0.10	0.12
Other expense (income), net	0.01	(0.01)	0.02
Income before income taxes	0.86	0.76	0.90
Provision for income taxes	0.23	0.09	0.18
Consolidated net income	0.63	0.67	0.72
Net income attributable to noncontrolling interest	0.00	0.00	(0.02)
Net income attributable to shareholders of Tech Data Corporation	0.63%	0.67%	0.70%
Net Sales
Our consolidated net sales were $27.7 billion in fiscal 2015, an increase of 3.2% when compared to fiscal 2014. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately two percentage points. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2015, consolidated net sales increased by approximately five percent in comparison with the same period of the prior fiscal year. On a regional basis, during fiscal 2015, net sales in the Americas increased by 2.1% compared to fiscal 2014 and increased by 3.8% in Europe (an increase of 6.0% on a euro basis). The increase in net sales in the Americas is primarily attributable to stronger demand for broadline products, particularly personal computer systems. The increase in net sales in Europe (in euros) is primarily attributable to stronger demand for broadline products, particularly personal computer systems, and mobility products.
Our consolidated net sales were $26.8 billion in fiscal 2014, an increase of 5.8% when compared to fiscal 2013. Our acquisition of the SDG value and broadline IT products distribution businesses in November 2012 positively impacted our year-over-year net sales comparison by approximately seven percentage points and the strengthening of certain foreign currencies against the U.S. dollar positively impacted our year-over-year net sales comparison by approximately two percentage points. Excluding the net sales of SDG and the positive impact of the strengthening of certain foreign currencies against the U.S. dollar in fiscal 2014, consolidated net sales decreased by approximately three percent in comparison with the same period of the prior fiscal year. On a regional basis, during fiscal 2014, net sales in the Americas increased by 3.7% compared to fiscal 2013 and increased by 7.1% in Europe (an increase of 3.7% on a euro basis). Excluding SDG, net sales in our “legacy” European operations decreased by approximately four percent (a decrease of approximately seven percent on a euro basis) in comparison with the same period of the prior fiscal year. The increase in net sales in the Americas was primarily attributable to a partial recovery of market share beginning in the second quarter of fiscal 2014 that was lost after our implementation of the final modules of SAP within our U.S. operations during the second quarter of fiscal 2013. The decline in our European net sales (in euro) within our legacy operations was primarily due to weak economic conditions in certain countries and a decline in market share within several of our operations due to competitive pressures and our focus on gross margin percentage.
We sell many products purchased from the world’s leading systems, peripherals, networking and software vendors. Products purchased from Hewlett-Packard Company generated 19%, 21% and 21% of our net sales in fiscal 2015, 2014 and 2013, respectively. In addition, approximately 15%, 13% and 12% of our consolidated net sales in fiscal 2015, 2014 and 2013 were from products purchased from Apple, Inc. There were no other vendors that accounted for 10% or more of our consolidated net sales in the past three fiscal years.

Gross Profit
Gross profit as a percentage of net sales (“gross margin”) during fiscal 2015 was 5.04% compared to 5.08% in fiscal 2014. The slight decline in our year-over-year gross margin is primarily attributable to changes in product and customer mix.
Gross margin during fiscal 2014 was 5.08% compared to 5.14% in fiscal 2013. The slight decline in our year-over-year gross margin was primarily attributable to product mix changes and a competitive environment, particularly in the Americas.
Operating Expenses
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 4.03% in fiscal 2015, compared to 4.16% in fiscal 2014. The decrease in SG&A as a percentage of net sales compared to the prior year is primarily due to greater operating leverage as we generated sales growth while keeping our costs relatively flat in local currency. In absolute dollars, SG&A decreased $2.3 million in fiscal 2015 compared to fiscal 2014 primarily due to the impact of the weakening of certain foreign currencies against the U.S. dollar during our fourth quarter.
SG&A as a percentage of net sales increased to 4.16% in fiscal 2014, compared to 3.98% in fiscal 2013. The increase in SG&A as a percentage of net sales compared to the prior year was primarily attributable to the impact of the acquisition of SDG in the fourth quarter of fiscal 2013 and the lack of leverage resulting from lower sales in our legacy operations in Europe. In absolute dollars, SG&A increased $106.7 million in fiscal 2014 compared to fiscal 2013 primarily due to the SDG acquisition.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures to assist in reviewing the Company's financial statements and accounting practices, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During fiscal 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $22.0 million and $53.8 million, respectively.
LCD Settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During fiscal 2015 and 2014, the Company reached settlement agreements with certain manufacturers in the amount of $5.1 million and $35.5 million, net of attorney fees and expenses.
Value Added Tax Assessment
Prior to fiscal 2004, one of our subsidiaries in Spain was audited in relation to various value-added tax ("VAT") matters. As a result of those audits, the subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During the fourth quarter of fiscal 2014, an appellate court issued an opinion upholding the assessment for several of the assessed years. The appellate court opinion occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. As a result, we recorded a charge of $29.5 million to increase our accrual as of January 31, 2013 to cover the assessment and penalties (see Note 13 of Notes to Consolidated Financial Statements for further discussion). During the second quarter of fiscal 2015, an administrative court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, we decreased our accrual for costs associated with this matter by $6.2 million in fiscal 2015.
Loss on Disposal of Subsidiaries
We incurred a loss on disposal of subsidiaries of $1.3 million during fiscal 2015 for charges related to the planned sale of our Chile and Peru operations based on estimated proceeds and costs to sell compared to the net book value of the operations being sold.
Interest Expense
Interest expense decreased slightly to $26.5 million in fiscal 2015 compared to $26.6 million in fiscal 2014. Interest expense decreased 11.7% to $26.6 million in fiscal 2014 compared to $30.1 million in fiscal 2013. The decrease is primarily attributable to higher interest expense in fiscal 2013 due to $11.5 million recorded in fiscal 2013 related to the appellate court ruling in the fourth quarter of fiscal 2014 in connection with the VAT assessment in one of the Company's subsidiaries in Spain discussed above (see Note 13 of Notes to Consolidated Financial Statements for further discussion), partially offset by an increase in fiscal 2014 interest expense due to the $350.0 million, 3.75% Senior Notes (the "Senior Notes") issued in September 2012.

Other Expense (Income), Net
Other expense (income), net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was approximately $1.9 million expense in fiscal 2015 compared to $3.4 million income in fiscal 2014. The change in other expense (income), net during fiscal 2015 is primarily attributable to a gain in the prior year related to the acquisition of the remaining fifty percent ownership interest in TD Mobility from Brightstar Corp. ("Brightstar"), our joint venture partner, an increase in net foreign currency exchange losses on certain financing transactions and higher discounts on the sale of accounts receivable.
Other expense (income), net, was approximately $3.4 million income in fiscal 2014 compared to $4.1 million expense in fiscal 2013. The change in other expense (income), net, during fiscal 2014 was primarily attributable to an increase in net foreign currency exchange gains and lower hedging costs on certain financing transactions as compared to the prior fiscal year and a gain related to the acquisition of the remaining fifty percent ownership interest in TD Mobility as discussed above.
Provision for Income Taxes
Our effective tax rate was 26.8% in fiscal 2015 and 11.9% in fiscal 2014. The change in the effective tax rate during fiscal 2015 compared to fiscal 2014 is primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate and changes in the amounts of income tax reserves and valuation allowances during the respective periods. In fiscal 2015 and 2014, we recorded income tax benefits of $19.2 million and $45.3 million, respectively, for the reversal of valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. In fiscal 2015, we also recorded income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions. See Note 8 of Notes to Consolidated Financial Statements for discussion of the Company’s fiscal 2015, 2014 and 2013 components of the provision for income taxes, reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense, and components of pre-tax income.
On an absolute dollar basis, the provision for income taxes increased 162.6% to $64.0 million in fiscal 2015 compared to $24.4 million in fiscal 2014. The increase in the provision for income taxes is primarily due to the relative mix of earnings and losses within certain countries in which we operate and the adjustments to income tax reserves and valuation allowances discussed above.
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
To the extent we generate future consistent taxable income within those operations currently requiring valuation allowances, the valuation allowances on the related deferred tax assets will be reduced, thereby reducing tax expense and increasing net income in the same period. The underlying net operating loss carry forwards remain available to offset future taxable income in the specific jurisdictions requiring the valuation allowance, subject to applicable tax laws and regulations.
The effective tax rate differed from the U.S. federal statutory rate of 35% during fiscal 2015, 2014 and 2013, due to the relative mix of earnings or losses within the tax jurisdictions in which we operate and other adjustments, including: i) losses in tax jurisdictions where we are not able to record a tax benefit; ii) earnings in tax jurisdictions where we have previously recorded valuation allowances on deferred tax assets; iii) the reversal of income tax reserves; iv) changes to valuation allowances recorded on deferred tax assets; and (v) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.
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
Our future effective tax rates could be adversely affected by lower earnings than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or interpretations thereof. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes from these examinations to determine the adequacy of our provision for income taxes. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rate could be materially affected.
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was $6.8 million in fiscal 2013. In September 2012, the Company completed the acquisition of Brightstar's fifty percent ownership interest in our European joint venture. Net income attributable to noncontrolling interest represents Brightstar's portion of the operating results of our European joint venture prior to the Company’s acquisition in September 2012.
Impact of Inflation
During the fiscal years ended January 31, 2015, 2014 and 2013, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.
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
Cash Flows
The following table summarizes Tech Data’s Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2015, 2014 and 2013:

	Years ended January 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$119,381	$379,148	$123,694
Investing activities	(21,054)	(24,011)	(348,618)
Financing activities	(49,129)	(127,311)	80,294
Effect of exchange rate changes on cash and cash equivalents	(72,057)	1,711	(1,068)
Net (decrease) increase in cash and cash equivalents	$(22,859)	$229,537	$(145,698)
As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable (“DSO”) plus days of supply on hand in inventory (“DOS”), less days of purchases outstanding in accounts payable (“DPO”). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following table presents the components of our cash conversion cycle, in days, as of January 31, 2015, 2014 and 2013:

	As of January 31,
	2015	2014	2013
Days of sales outstanding	35	37	39
Days of supply in inventory	26	29	29
Days of purchases outstanding	(41)	(47)	(47)
Cash conversion cycle (days)	20	19	21
Net cash provided by operating activities was $119.4 million in fiscal 2015 compared to $379.1 million in fiscal 2014 and $123.7 million in fiscal 2013. The change in cash resulting from operating activities can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities of $21.1 million during fiscal 2015 is primarily the result of $28.2 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $7.1 million of cash provided by the sale of a building. We expect to make total capital expenditures of approximately $43 million during fiscal 2016 for equipment and machinery in our logistics centers, office facilities and IT systems. Net cash used in investing activities of $24.0 million during fiscal 2014 is primarily the result of $28.9 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe, partially offset by $6.4 million of cash provided by acquisitions, primarily due to the final settlement of the SDG purchase price. Net cash used in investing activities of $348.6 million during fiscal 2013 is primarily the result of $310.3 million of cash used for acquisitions in Europe and $38.4 million of expenditures for the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe.
Net cash used in financing activities of $49.1 million during fiscal 2015 is primarily the result of $53.0 million paid for the repurchase of shares of common stock under our share repurchase program and $5.1 million related to acquisition earn-out payments, partially offset by $7.3 million of net borrowings on revolving credit lines. Net cash used in financing activities of $127.3 million during fiscal 2014 is primarily the result of $122.7 million of net repayments on our revolving credit lines and $6.2 million related to acquisition earn-out payments. Net cash provided by financing activities of $80.3 million during fiscal 2013 is primarily the result of $345.8 million in net proceeds from the issuance of the Senior Notes in September 2012, $87.2 million of net borrowings on our revolving credit lines and $3.4 million of proceeds received from the reissuance of treasury stock related to the vesting and exercise of equity-based incentive awards and purchases made through our Employee Stock Purchase Plan, partially offset by $185.1 million of cash used in the repurchase of shares of our common stock under our share repurchase programs and other share repurchases, $117.2 million of cash used for the acquisition of the noncontrolling interest in our European joint venture, $49.5 million for repayment of loans due to our former joint venture partner and $9.1 million for the return of capital to our former joint venture partner.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at January 31, 2015. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months.
At January 31, 2015, we had approximately $543.0 million in cash and cash equivalents, of which $370.0 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.

The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued the Senior Notes resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year. We may, at our option, redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2015 and 2014.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. The Receivables Securitization Program was renewed in August 2014 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2015 and 2014.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $344.5 million at January 31, 2015 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $12.8 million outstanding on these facilities at January 31, 2015, at a weighted average interest rate of 4.97%, and there was $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2015, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $992.7 million, of which $12.8 million was outstanding at January 31, 2015.
At January 31, 2015, we had also obtained standby letters of credit of $67.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2015 and 2014, the Company had a total of $310.9 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2015, 2014 and 2013, discount fees recorded under these facilities were $4.4 million, $3.4 million, and $2.6 million, respectively, which are included as a component of other expense (income), net in the Company's Consolidated Statement of Income.
Share Repurchase Programs
During fiscal 2015, we repurchased 896,718 shares of our common stock at a cost of $53.0 million in connection with our $100.0 million share repurchase program approved by the Board of Directors in December 2014. The Company repurchased an additional 801,858 shares of its common stock through March 2015 at a cost of $47.0 million to complete the December 2014 share repurchase program. During fiscal 2013, we repurchased 3,752,939 shares of our common stock at a cost of $185.1 million in connection with both of our $100.0 million share repurchase programs approved by the Board of Directors in May 2012 and November 2011. The May 2012 and November 2011 share repurchase programs were completed during fiscal 2013.
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
Contractual Obligations
As of January 31, 2015, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under IT outsourcing agreements, are as follows (in thousands):

	Operating leases	Capital lease	Debt (1)	Total
Fiscal year:
2016	$47,500	$544	$25,973	$74,017
2017	31,600	431	13,125	45,156
2018	28,500	431	358,458	387,389
2019	20,300	431	0	20,731
2020	17,900	431	0	18,331
Thereafter	43,900	2,314	0	46,214
Total payments	189,700	4,582	397,556	591,838
Less amounts representing interest	0	(320)	(34,708)	(35,028)
Total principal payments	$189,700	$4,262	$362,848	$556,810

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
At January 31, 2015, we have $0.6 million recorded as a current liability for uncertain tax positions. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our liability for uncertain tax position has not been included in the contractual obligations table above and is not material to our consolidated financial statements (see Note 8 of Notes to Consolidated Financial Statements).
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

Upon not less than 30 days notice, at our option, we may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $2.6 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 of Notes to Consolidated Financial Statements. As of January 31, 2015, the Company was in compliance with all such covenants.
Guarantees
As is customary in the technology industry, to encourage certain customers to purchase product from us, we have arrangements with certain finance companies that provide inventory financing facilities for our customers. In conjunction with certain of these arrangements, we have agreements with the finance companies that would require us to repurchase certain inventory, which might be repossessed from the customers by the finance companies. Due to various reasons, including among other items, the lack of information regarding the amount of saleable inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. Repurchases of inventory by us under these arrangements have been insignificant to date. We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of January 31, 2015 and 2014, the outstanding amount of guarantees under these arrangements totaled $5.5 million and $13.4 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

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
Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. During fiscal 2015 and 2014, the underlying exposures are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Chilean peso, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Peruvian new sol, Polish zloty, Romanian leu, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge loans, accounts receivable and accounts payable. We are also exposed to changes in interest rates primarily as a result of our short-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 89% of our outstanding debt had fixed interest rates at January 31, 2015 and 2014. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of the Company's fixed rate debt may fluctuate.
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
The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level, calculated using the VaR model at January 31, 2015 and 2014. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

	VaR
	as of January 31,
	2015	2014
	(In thousands)
Foreign currency exchange rate sensitive financial instruments	$(9,108)	$(2,251)
Interest rate sensitive financial instruments	(412)	(707)
Combined portfolio	$(9,520)	$(2,958)

Actual future gains and losses associated with the Company’s derivative positions may differ materially from the analyses performed as of January 31, 2015, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
March 26, 2015

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$542,995	$570,101
Accounts receivable, less allowances of $50,143 and $58,754	2,811,963	3,215,729
Inventories	1,959,627	2,450,782
Prepaid expenses and other assets	161,832	232,423
Assets held for sale	101,706	0
Total current assets	5,578,123	6,469,035
Property and equipment, net	63,104	77,631
Other assets, net	497,019	623,000
Total assets	$6,138,246	$7,169,666

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,119,618	$3,959,410
Accrued expenses and other liabilities	538,758	614,697
Revolving credit loans and current maturities of long-term debt, net	13,303	43,481
Liabilities held for sale	71,447	0
Total current liabilities	3,743,126	4,617,588
Long-term debt, less current maturities	353,097	354,121
Other long-term liabilities	81,880	99,346
Total liabilities	4,178,103	5,071,055

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2015 and 2014	89	89
Additional paid-in capital	679,973	675,597
Treasury stock, at cost (21,866,069 and 21,177,130 shares at January 31, 2015 and 2014)	(939,143)	(894,936)
Retained earnings	2,168,462	1,993,290
Accumulated other comprehensive income	50,762	324,571
Total shareholders' equity	1,960,143	2,098,611
Total liabilities and shareholders' equity	$6,138,246	$7,169,666
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

	Year ended January 31,
	2015	2014	2013
Net sales	$27,670,632	$26,821,904	$25,358,329
Cost of products sold	26,276,678	25,459,558	24,055,275
Gross profit	1,393,954	1,362,346	1,303,054
Operating expenses:
Selling, general and administrative expenses	1,114,234	1,116,553	1,009,872
Restatement and remediation related expenses (Note 1)	22,043	53,791	0
LCD settlements (Note 1)	(5,059)	(35,511)	0
Value added tax assessment (Note 13)	(6,229)	0	29,462
Loss on disposal of subsidiaries (Note 6)	1,330	0	0
	1,126,319	1,134,833	1,039,334
Operating income	267,635	227,513	263,720
Interest expense	26,548	26,606	30,126
Other expense (income), net	1,903	(3,402)	4,128
Income before income taxes	239,184	204,309	229,466
Provision for income taxes	64,012	24,377	46,426
Consolidated net income	175,172	179,932	183,040
Net income attributable to noncontrolling interest	0	0	(6,785)
Net income attributable to shareholders of Tech Data Corporation	$175,172	$179,932	$176,255
Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.59	$4.73	$4.53
Diluted	$4.57	$4.71	$4.50
Weighted average common shares outstanding:
Basic	38,172	38,020	38,871
Diluted	38,354	38,228	39,180
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Year ended January 31,
	2015	2014	2013
Consolidated net income	$175,172	$179,932	$183,040
Other comprehensive (loss) income:
Foreign currency translation adjustment	(273,809)	(5,536)	47,590
Total comprehensive (loss) income	(98,637)	174,396	230,630
Comprehensive income attributable to noncontrolling interest	0	0	(4,881)
Comprehensive (loss) income attributable to shareholders of Tech Data Corporation	$(98,637)	$174,396	$225,749
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Tech Data Corporation Shareholders
	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
	Shares	Amount
Balance—January 31, 2012	59,246	$89	$773,087	$(739,614)	$1,637,103	$283,139	$28,325	$1,982,129
Purchase of treasury stock, at cost	0	0	0	(185,114)	0	0	0	(185,114)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $5,814	0	0	(20,072)	18,828	0	0	0	(1,244)
Stock-based compensation expense	0	0	13,616	0	0	0	0	13,616
Total other comprehensive income	0	0	0	0	0	49,494	(1,904)	47,590
Declaration of return of capital to joint venture partner	0	0	0	0	0	0	(4,428)	(4,428)
Purchase of noncontrolling interest	0	0	(85,916)	0	0	(2,526)	(28,778)	(117,220)
Net income	0	0	0	0	176,255	0	6,785	183,040
Balance—January 31, 2013	59,246	89	680,715	(905,900)	1,813,358	330,107	0	1,918,369
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $1,038	0	0	(13,976)	10,964	0	0	0	(3,012)
Stock-based compensation expense	0	0	8,858	0	0	0	0	8,858
Total other comprehensive loss	0	0	0	0	0	(5,536)	0	(5,536)
Net income	0	0	0	0	179,932	0	0	179,932
Balance—January 31, 2014	59,246	89	675,597	(894,936)	1,993,290	324,571	0	2,098,611
Purchase of treasury stock, at cost	0	0	0	(52,997)	0	0	0	(52,997)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $2,302	0	0	(9,292)	8,790	0	0	0	(502)
Stock-based compensation expense	0	0	13,668	0	0	0	0	13,668
Total other comprehensive loss	0	0	0	0	0	(273,809)	0	(273,809)
Net income	0	0	0	0	175,172	0	0	175,172
Balance—January 31, 2015	59,246	$89	$679,973	$(939,143)	$2,168,462	$50,762	$0	$1,960,143
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Cash received from customers	$29,380,493	$28,253,552	$26,531,396
Cash paid to vendors and employees	(29,177,542)	(27,775,887)	(26,306,835)
Interest paid	(24,546)	(23,082)	(11,422)
Income taxes paid	(59,024)	(75,435)	(89,445)
Net cash provided by operating activities	119,381	379,148	123,694
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	0	6,377	(310,253)
Acquisition of trademark	0	(1,519)	0
Expenditures for property and equipment	(18,639)	(15,598)	(14,871)
Proceeds from sale of fixed assets	7,121	0	0
Software and software development costs	(9,536)	(13,271)	(23,494)
Net cash used in investing activities	(21,054)	(24,011)	(348,618)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	1,456	1,139	3,397
Cash paid for purchase of treasury stock	(52,997)	0	(185,114)
Repayments on long-term loans from joint venture partner	0	0	(49,549)
Acquisition of noncontrolling interest in joint venture	0	0	(117,220)
Return of capital to joint venture partner	0	0	(9,074)
Acquisition earn-out payment	(5,060)	(6,183)	0
Proceeds from issuance of Senior Notes, net of expenses	0	0	345,810
Net borrowings (repayments) on revolving credit loans	7,269	(122,656)	87,240
Principal payments on long-term debt	(546)	(538)	(500)
Excess tax benefit from stock-based compensation	749	927	5,304
Net cash (used in) provided by financing activities	(49,129)	(127,311)	80,294
Effect of exchange rate changes on cash and cash equivalents	(72,057)	1,711	(1,068)
Net (decrease) increase in cash and cash equivalents	(22,859)	229,537	(145,698)
Cash and cash equivalents at beginning of year	570,101	340,564	486,262
Less: Cash balance of businesses held for sale at end of year	4,247	0	0
Cash and cash equivalents at end of year	$542,995	$570,101	$340,564

Reconciliation of net income to net cash provided by operating activities:
Net income attributable to shareholders of Tech Data Corporation	$175,172	$179,932	$176,255
Net income attributable to noncontrolling interest	0	0	6,785
Consolidated net income	175,172	179,932	183,040
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	1,330	0	0
Depreciation and amortization	68,746	72,979	58,353
Provision for losses on accounts receivable	10,415	11,725	9,653
Stock-based compensation expense	13,668	8,858	13,616
Accretion of debt discount on Senior Notes and convertible senior debentures	264	264	88
Deferred income taxes	(335)	(53,484)	(22,759)
Excess tax benefit from stock-based compensation	(749)	(927)	(5,304)
Gain on sale of fixed assets	(2,350)	0	0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,166	(36,031)	(103,538)
Inventories	245,474	(209,383)	(151,713)
Prepaid expenses and other assets	31,829	77,737	(102,139)
Accounts payable	(469,757)	321,254	218,618
Accrued expenses and other liabilities	23,508	6,224	25,779
Total adjustments	(55,791)	199,216	(59,346)
Net cash provided by operating activities	$119,381	$379,148	$123,694
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. The Company serves as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value-added services. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. The Company is managed in two geographic segments: the Americas and Europe.
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
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2015, 2014 and 2013.
The Company generated approximately 19%, 21% and 21% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively, from products purchased from Hewlett-Packard Company and 15%, 13% and 12% of consolidated net sales in fiscal 2015, 2014 and 2013 respectively, from products purchased from Apple, Inc. There were no other vendors and no customers that accounted for 10% or more of the Company’s consolidated net sales in fiscal 2015, 2014 or 2013.
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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2015 and 2014, the Company had a total of $310.9 million and $263.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2015, 2014 and 2013, discount fees recorded under these facilities were $4.4 million, $3.4 million, and $2.6 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
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

Property and Equipment
Property and equipment are stated at cost and property and equipment under capital leases are stated at the present value of the future minimum lease payments determined at the inception of the lease. Depreciation expense includes depreciation of purchased property and equipment and assets recorded under capital leases. Depreciation expense is computed over the shorter of the estimated economic lives or lease periods using the straight-line method, generally as follows:

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
Intangible Assets
Included within other assets at both January 31, 2015 and 2014 are certain intangible assets including capitalized software and development costs, as well as customer and vendor relationships, preferred supplier agreements, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.
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

Product Warranty
The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company typically does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2015, 2014 and 2013.
Value Added Taxes
The majority of our international operations are subject to a value added tax ("VAT"), which is typically applied to all goods and services purchased and sold. The Company's VAT liability represents VAT that has been recorded on sales to our customers and not yet remitted to the respective governmental authorities and the Company's VAT receivable represents VAT paid on purchases of goods and services that will be collected from future sales to our customers. At January 31, 2015 and 2014, the Company's VAT liability is approximately $197.4 million and $233.9 million, respectively, and is included in "accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. The Company's VAT liability at January 31, 2015 and 2014 excludes $43.7 million and $56.4 million, respectively, included in "accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet for assessments, including penalties and interest, related to various VAT matters in one of the Company's subsidiaries in Spain as discussed further in Note 13 - Commitments and Contingencies. At January 31, 2015 and 2014, the Company's VAT receivable is approximately $37.8 million and $100.0 million, respectively, included in "prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.
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
The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. In addition, the Company is subject to the periodic examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company were to prevail in matters for which accruals have been established or to be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout North America, South America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2015, 2014 or 2013.

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
The Company’s accumulated other comprehensive income included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account, including applicable income taxes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2015, 2014 and 2013, respectively.
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
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal

2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred restatement and remediation related expenses of approximately $22.0 million and $53.8 million, respectively, during fiscal year 2015 and 2014, which are recorded in "restatement and remediation related expenses" in the Consolidated Statement of Income.
LCD Settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During fiscal 2015 and 2014, the Company reached settlement agreements with certain manufacturers in the amount of $5.1 million and $35.5 million, respectively, net of attorney fees and expenses, which are recorded in "LCD settlements" in the Consolidated Statement of Income.
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
In April 2014, the FASB issued an accounting standard which modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The Company adopted this standard in the third quarter of fiscal 2015 and will apply the provisions of this accounting standard to all transactions described above prospectively.
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
Reclassifications
Certain reclassifications have been made to the January 31, 2014 and 2013 financial statements to conform to the January 31, 2015 financial statement presentation. These reclassifications did not change previously reported total assets, total liabilities and shareholders' equity or consolidated net income.

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

	Year ended January 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income attributable to shareholders of Tech Data Corporation	$175,172	$179,932	$176,255

Weighted average common shares - basic	38,172	38,020	38,871
Effect of dilutive securities:
Equity-based awards	182	208	309
Weighted average common shares - diluted	38,354	38,228	39,180

Net income per share attributable to shareholders of Tech Data Corporation
Basic	$4.59	$4.73	$4.53
Diluted	$4.57	$4.71	$4.50
For the fiscal years ended January 31, 2015, 2014 and 2013, there were zero, 6,236 and 9,456 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment consists of the following:

	January 31,
	2015	2014
	(In thousands)
Land	$4,126	$5,778
Buildings and leasehold improvements	71,808	84,362
Furniture, fixtures and equipment	295,247	323,266
Property and equipment	371,181	413,406
Less: accumulated depreciation	(308,077)	(335,775)
Property and equipment, net	$63,104	$77,631
Depreciation expense included in income from operations for the fiscal years ended January 31, 2015, 2014 and 2013 totaled $19.2 million, $20.2 million and $20.5 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill balance of $198.6 million and $230.5 million at January 31, 2015 and 2014, respectively, is included within “other assets, net” in the Consolidated Balance Sheet.
The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2015, are as follows:

	Americas	Europe	Total
		(In thousands)
Balance as of February 1, 2014	$4,888	$225,584	$230,472
Goodwill acquired during the year	554	0	554
Foreign currency translation adjustment	0	(32,461)	(32,461)
Balance as of January 31, 2015	$5,442	$193,123	$198,565
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2015. The impairment testing included a determination of the fair value of the Company’s reporting units, which are also the Company’s operating segments, using market multiples and discounted cash flows modeling. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value. As a result, no goodwill impairment was recorded at January 31, 2015.
Also included within “other assets, net” are intangible assets as follows:

	January 31, 2015			January 31, 2014
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
	(In thousands)
Capitalized software and development costs	$307,759	$250,987	$56,772	$328,456	$255,946	$72,510
Customer and vendor relationships	180,659	82,512	98,147	209,685	74,461	135,224
Preferred supplier agreement	28,276	11,032	17,244	32,120	7,622	24,498
Other intangible assets	12,553	7,962	4,591	13,485	7,814	5,671
Total	$529,247	$352,493	$176,754	$583,746	$345,843	$237,903
The Company capitalized intangible assets of $10.4 million, $19.0 million and $156.4 million for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. For fiscal 2015, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations. For fiscal 2014, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations and vendor relationships related to the Company's business acquisition during fiscal 2014 (see also Note 5 – Acquisitions). For fiscal 2013, these capitalized assets resulted from customer and vendor relationships related to the Company’s business acquisition during fiscal 2013 and capitalized assets related to the software and software development expenditures in the Company's SAP implementation in the U.S. There was no interest capitalized during any of the fiscal years ended January 31, 2015, 2014 and 2013.
The weighted-average amortization period for all intangible assets capitalized during fiscal 2015, 2014, and 2013 approximated four years, six years and eight years, respectively. The weighted average amortization period of all intangible assets was approximately seven years for fiscal 2015, 2014 and 2013.

Amortization expense for the fiscal years ended January 31, 2015, 2014 and 2013, totaled $49.5 million, $51.8 million and $37.8 million, respectively. Estimated amortization expense of capitalized software and development costs placed in service at January 31, 2015, and acquired intangible assets (which includes customer and vendor relationships, preferred supplier agreement and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Acquired intangible assets	Total
2016	$15,800	$21,900	$37,700
2017	12,300	21,000	33,300
2018	9,200	19,400	28,600
2019	6,200	15,900	22,100
2020	4,400	11,100	15,500

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
Acquisition of SDG
On November 1, 2012, the Company acquired several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC (“SCH”), a privately-held IT services company headquartered in the United Kingdom, for a purchase price, which was finalized during the first quarter of fiscal 2014, of approximately $358 million. The Company used the proceeds from the $350 million of Senior Notes issued in September 2012 and available cash to fund the acquisition. SDG is a leading distributor of value and broadline IT products in the UK, France and the Netherlands. Simultaneously with the acquisition of SDG, the Company entered into a preferred supplier agreement (as subsequently amended) whereby SCH, through its IT reseller business, will have annual purchase commitments through Tech Data for a period of six years.
The Company accounted for the SDG acquisition as a business combination and allocated the purchase price to the estimated fair values of assets acquired and liabilities assumed (in thousands, translated using the foreign currency exchange rates on the date of acquisition):

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

Acquisition of TD Mobility
On November 1, 2013, the Company acquired Brightstar’s fifty percent ownership interest in TD Mobility, a joint venture in the United States, for a cash purchase price of approximately $2.1 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $4.0 million, identifiable intangible assets of approximately $4.2 million, goodwill of approximately $2.5 million and liabilities of approximately $6.7 million. Identifiable intangible assets are primarily related to vendor relationships and other intangible assets with estimated useful lives of five to ten years. Proforma information for the acquisition of TD Mobility has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.

NOTE 6 — LOSS ON DISPOSAL OF SUBSIDIARIES

During the fourth quarter of fiscal 2015, the Company committed to a plan to sell its business operations in Chile and Peru (see further discussion in Note 16 - Subsequent Events). The operating results of these entities during fiscal 2015, 2014 and 2013 were insignificant relative to the Company's consolidated financial results. The Company incurred a loss of $1.3 million in fiscal 2015 based on estimated proceeds and costs to sell compared to the net book value of the operations being sold which is recorded in “loss on disposal of subsidiaries” in the Company’s Consolidated Statement of Income. The Company classified the assets and liabilities of these entities as held for sale at January 31, 2015. During the fourth quarter of fiscal 2015, the Company also recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.

The Company did not have assets and liabilities classified as held for sale at January 31, 2014. The components of assets and liabilities held for sale at January 31, 2015 were as follows:

January 31, 2015
(in thousands)
Assets held for sale:
Cash and cash equivalents	$4,247
Accounts receivable	42,674
Inventories	41,650
Prepaid expenses and other assets	8,820
Property and equipment, net	976
Other assets, net	3,339
Total assets held for sale	$101,706
Liabilities held for sale:
Accounts payable	$39,816
Accrued expenses and other liabilities	2,931
Revolving credit loans and current maturities of long-term debt, net	28,639
Other long-term liabilities	61
Total liabilities held for sale	$71,447

NOTE 7 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	January 31,
	2015	2014
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount	(710)	(974)
Senior Notes, net	349,290	349,026
Capital leases	4,262	5,662
Other committed and uncommitted revolving credit facilities, average interest rate of 4.97% and 6.15% at January 31, 2015 and January 31, 2014, respectively, expiring on various dates through fiscal 2017	12,848	42,914
	366,400	397,602
Less—current maturities (included as “Revolving credit loans and current maturities of long-term debt, net”)	(13,303)	(43,481)
Total long-term debt	$353,097	$354,121
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, i) provides for a maturity date of September 27, 2016, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2015 and 2014.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $594.9 million and $623.0 million at January 31, 2015 and 2014, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in August 2014 for a period of two years and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2015 and 2014.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $344.5 million at January 31, 2015 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $12.8 million outstanding on these facilities at January 31, 2015, at a weighted average interest rate of 4.97%, and there was $42.9 million outstanding at January 31, 2014, at a weighted average interest rate of 6.15%.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2015, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $992.7 million, of which $12.8 million was outstanding at January 31, 2015.
At January 31, 2015, the Company had also issued standby letters of credit of $67.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.
Future payments of debt and capital leases at January 31, 2015 and for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2016	$13,392
2017	431
2018	350,431
2019	431
2020	431
Thereafter	2,314
Total payments	367,430
Less - amounts representing interest on capital leases	(320)
Total principal payments	$367,110

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
Significant components of the provision for income taxes are as follows:

	Year ended January 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$32,988	$42,040	$25,230
State	1,626	2,799	2,622
Foreign	29,733	33,022	41,333
Total current	64,347	77,861	69,185
Deferred:
Federal	6,391	(785)	11,329
State	281	(79)	1,103
Foreign	(7,007)	(52,620)	(35,191)
Total deferred	(335)	(53,484)	(22,759)
	$64,012	$24,377	$46,426
The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

	Year ended January 31,
	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	0.8	1.2
Net changes in deferred tax valuation allowances	(4.5)	(19.5)	(9.0)
Tax on foreign earnings different than U.S. rate	(11.8)	(11.7)	(9.9)
Nondeductible penalties	0.0	0.0	0.5
Nondeductible interest	4.0	6.4	0.8
Reserve established for foreign income tax contingencies	0.1	0.3	0.5
Effect of company-owned life insurance	(0.4)	(0.6)	(0.4)
Undistributed earnings on foreign assets held for sale	2.4	0.0	0.0
Other, net	1.5	1.2	1.4
	26.8%	11.9%	20.1%
In fiscal 2015, 2014 and 2013, the Company recorded income tax benefits of $19.2 million, $45.3 million and $25.1 million, respectively, for the reversal of deferred tax valuation allowances primarily related to specific European jurisdictions which had been recorded in prior fiscal years. During fiscal 2015, the Company recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 6 - Loss on Disposal of Subsidiaries.)

The components of pretax income are as follows:

	Year ended January 31,
	2015	2014	2013
	(In thousands)
United States	$100,166	$124,134	$108,700
Foreign	139,018	80,175	120,766
	$239,184	$204,309	$229,466
The significant components of the Company’s deferred tax liabilities and assets are as follows:

	January 31,
	2015	2014
	(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$60,235	$70,800
Capitalized marketing program costs	5,420	4,722
Goodwill	6,050	6,108
Deferred costs currently deductible	7,605	6,094
Undistributed earnings on foreign assets held for sale	5,598	0
Other, net	7,796	7,491
Total deferred tax liabilities	92,704	95,215
Deferred tax assets:
Accrued liabilities	47,083	50,665
Loss carryforwards	96,199	125,914
Amortizable goodwill	7,930	11,915
Depreciation and amortization	7,132	7,699
Disallowed interest expense	31,898	38,481
Other, net	10,359	10,149
	200,601	244,823
Less: valuation allowances	(71,499)	(101,340)
Total deferred tax assets	129,102	143,483
Net deferred tax asset	$36,398	$48,268
The net change in the deferred tax valuation allowances in fiscal 2015 was $29.8 million primarily resulting from the $19.2 million reversal of deferred tax valuation allowances related to certain European jurisdictions as discussed previously, as well as changes from the translation of foreign currencies. The net change in the deferred tax valuation allowances in fiscal 2014 was a decrease of $41.0 million primarily resulting from the $45.3 million reversal of deferred tax valuation allowances primarily related to certain European jurisdictions as discussed previously.
The valuation allowances at both January 31, 2015 and 2014 primarily relate to foreign net operating loss carryforwards. The Company’s net operating loss carryforwards totaled $475.6 million and $617.9 million at January 31, 2015 and 2014, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2016 through 2034. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors.
To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination was made.

At January 31, 2015, there are $499.9 million of consolidated cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been recorded. It is not practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2015, 2014 and 2013 is as follows (in thousands):

Gross unrecognized tax benefits at January 31, 2012	$3,685
Increases in tax positions for prior years	2,890
Decreases in tax positions for prior years	(127)
Increases in tax positions for current year	171
Expiration of statutes of limitation	(38)
Settlements	(1,106)
Changes due to translation of foreign currencies	124
Gross unrecognized tax benefits at January 31, 2013	5,599
Increases in tax positions for prior years	1,956
Decreases in tax positions for prior years	(420)
Increases in tax positions for current year	93
Expiration of statutes of limitation	(77)
Settlements	(1,295)
Changes due to translation of foreign currencies	3
Gross unrecognized tax benefits at January 31, 2014	5,859
Increases in tax positions for prior years	845
Decreases in tax positions for prior years	(730)
Increases in tax positions for current year	105
Expiration of statutes of limitation	(63)
Changes due to translation of foreign currencies	(891)
Gross unrecognized tax benefits at January 31, 2015	$5,125

At January 31, 2015, 2014 and 2013, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.1 million, $5.4 million and $4.8 million, respectively.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2015 totaled $0.6 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2015, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2015, 2014 and 2013 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2015, 2014 and 2013, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
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

NOTE 9 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2015, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 2.6 million shares remain available for future grant at January 31, 2015. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
For the fiscal years ended January 31, 2015, 2014 and 2013, the Company recorded $13.7 million, $8.9 million and $13.6 million, respectively, of stock-based compensation expense, and related income tax benefits of $4.2 million, $2.9 million and $4.4 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2015, 2014 and 2013 was $1.5 million, $1.1 million and $3.4 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $5.2 million, $5.5 million and $11.7 million, respectively, for the fiscal years ended January 31, 2015, 2014 and 2013.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and four years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $13.6 million, $8.7 million and $12.6 million for the vesting of RSUs during fiscal 2015, 2014 and 2013, respectively.
A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2015 is as follows:

	Shares	Weighted- average grant date fair value
Nonvested at January 31, 2014	284,204	$51.45
Granted	455,806	61.06
Vested	(160,844)	50.37
Canceled	(31,477)	56.91
Nonvested at January 31, 2015	547,689	59.45
The total fair value of RSUs which vested during the fiscal years ended January 31, 2015, 2014 and 2013 is $8.1 million, $12.9 million and $9.3 million, respectively. The weighted-average estimated fair value of the 305,097 RSU's granted during the fiscal year ended January 31, 2013 was $52.80 per share. There were no shares granted during the fiscal year ended January 31, 2014. As of January 31, 2015, the unrecognized stock-based compensation expense related to non-vested RSUs was $18.5 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).
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

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2015 is as follows:

	Shares	Weighted- average exercise price	Weighted- Average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2014	329,788	$38.31
Exercised	(287,678)	38.95
Outstanding at January 31, 2015	42,110	33.97	3.1	$974
Vested and expected to vest at January 31, 2015	42,110	33.97	3.1	974
Exercisable at January 31, 2015	38,992	32.37	2.7	964
Stock-based compensation expense of MV Stock-settled SARs and MVOs during fiscal 2015 and 2014 was insignificant and $1.0 million during fiscal 2013.
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2015 and the grant price for all “in-the-money” equity-based awards at January 31, 2015. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal year ended January 31, 2015, 2014 and 2013 was $5.8 million, $3.3 million and $21.0 million, respectively. As of January 31, 2015, total unrecognized compensation cost related to MV Stock-settled SARs and MVOs was insignificant. The total fair value of MV Stock-settled SARs and MVOs which vested during the fiscal year ended January 31, 2015 was insignificant and was $1.0 million and $1.2 million during the fiscal years ended January 31 2014 and 2013, respectively. The weighted-average estimated fair value of the 6,236 MVOs granted during the fiscal year ended January 31, 2013 was $10.77 per share based on a two-step valuation utilizing both the Hull-White Lattice (binomial) and Black-Scholes option-pricing models.
A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2015, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number outstanding at 1/31/15	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/15	Weighted- average exercise price
$21.13 – $21.13	14,774	4.1	$21.13	14,774	$21.13
37.04 – 37.06	21,100	1.1	37.04	21,100	37.04
54.03 – 54.03	6,236	7.1	54.03	3,118	54.03
	42,110	3.1	33.97	38,992	32.37
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards (see further discussion of the Company’s share repurchase program in Note 10 – Shareholders’ Equity below).
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2015, the Company has issued 491,143 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2015, 2014 and 2013.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k)

Savings Plan were $0.1 million, $0.7 million, and $2.5 million for fiscal 2015, 2014 and 2013, respectively. The Company suspended the employer match for the 401(k) Savings Plan for a portion of fiscal 2014 and 2015.

NOTE 10 — SHAREHOLDERS’ EQUITY
During fiscal 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to a total of $100.0 million of the Company’s common stock. In conjunction with the Company's share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company's common stock and average daily volumes. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
The Company’s common share repurchase and issuance activity for fiscal 2015 and 2014 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2013	21,436,566	$42.26
Shares of treasury stock reissued	(259,436)
Treasury stock balance at January 31, 2014	21,177,130	42.26
Shares of common stock repurchased under share repurchase program	896,718	59.10
Shares of treasury stock reissued	(207,779)
Treasury stock balance at January 31, 2015	21,866,069	$42.95
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2015			January 31, 2014
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$9,903			$6,160

Liabilities
Foreign currency forward contracts		$5,411			$2,423
Acquisition-related contingent consideration			$3,381			$10,571
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
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During fiscal 2015, adjustments to the fair value of acquisition-related contingent consideration of $0.2 million were recorded as a component of "selling, general and administrative expenses" and $0.2 million was recorded to "other expense (income), net" in the Company's Consolidated Statement of Income. Approximately $7.0 million of the acquisition-related contingent consideration was paid during fiscal 2015 and the remaining balance is expected to be paid by the first quarter of fiscal 2016.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at January 31, 2015 is $33.6 million and $33.5 million, respectively.
The $350.0 million of Senior Notes discussed in Note 7 - Debt, are carried at cost, less unamortized debt discount. The estimated fair value of the Senior Notes was approximately $363.1 million at January 31, 2015, based upon quoted market information (level 1 criteria).
The carrying amounts of assets held for sale (level 3) at January 31, 2015 were written-down to their fair value of $101.7 million. The resulting impairment charge of $1.3 million is recorded in "loss on disposal of subsidiaries" in the Company's Consolidated Statement of Income. The carrying value of liabilities held for sale approximated the fair value as of January 31, 2015. The fair value measurement used to determine the impairment was based upon the expected business sales price (see Note 6 - Loss on Disposal of Subsidiaries). There were no material non-recurring fair value remeasurements at January 31, 2014.
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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange (gain) loss of $(18.8) million, $(17.2) million and $13.1 million, respectively, for the fiscal years ended January 31, 2015, 2014 and 2013. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2015 and 2014 are $0.7 billion and $1.6 billion, respectively, with average maturities of 32 days and 28 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 11 – Fair Value Measurements.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal 2026. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $52.8 million, $55.5 million and $51.5 million in fiscal years 2015, 2014 and 2013, respectively. Future minimum lease payments at January 31, 2015, under all such leases, including minimum commitments under IT outsourcing agreements, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2016	$47,500
2017	31,600
2018	28,500
2019	20,300
2020	17,900
Thereafter	43,900
Total payments	$189,700
Synthetic Lease Facility
The Company has a synthetic lease facility with a group of financial institutions (the "Synthetic Lease") under which the Company leases certain logistics centers and office facilities from a third-party lessor, that expires in June 2018. Properties leased under the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana. The Synthetic Lease is accounted for as an operating lease and rental payments are calculated at the applicable LIBOR rate plus a margin based on the Company's credit ratings.

Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $2.6 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 - Debt. As of January 31, 2015, the Company was in compliance with all such covenants.

Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various VAT matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. The Spanish National Appellate Court opinion represents a subsequent event that occurred prior to the issuance of the fiscal 2013 financial statements in relation to a loss contingency that existed as of January 31, 2013. The Company increased its accrual for costs associated with this matter by recording a charge of $41.0 million in the fiscal 2013 Consolidated Statement of Income, including $29.5 million recorded in "value added tax assessment" to cover the assessment and various penalties and $11.5 million recorded in "interest expense" for interest that could be assessed. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessment” in the Consolidated Statement of Income. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments including various penalties and interest, is approximately $43.7 million and $56.4 million at January 31, 2015 and 2014, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $24.6 million and $25.3 million at January 31, 2015 and 2014, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity. In addition to the discussion regarding the CIDE tax above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the complexity and lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the early stages of the examination, the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments nor estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2015 and 2014, the outstanding amount of guarantees under these arrangements totaled $5.5 million and $13.4 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

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

Financial information by geographic segment is as follows:

	Year ended January 31,
	2015	2014	2013
	(In thousands)
Net sales to unaffiliated customers:
Americas (1)	$10,406,209	$10,188,618	$9,823,515
Europe	17,264,423	16,633,286	15,534,814
Total	$27,670,632	$26,821,904	$25,358,329

Operating income:
Americas (2) (3) (4)	$145,107	$156,143	$150,055
Europe (5) (6) (7)	136,196	80,228	127,281
Stock-based compensation expense	(13,668)	(8,858)	(13,616)
Total	$267,635	$227,513	$263,720

Depreciation and amortization:
Americas	$16,653	$16,763	$16,210
Europe	52,093	56,216	42,143
Total	$68,746	$72,979	$58,353

Capital expenditures:
Americas	$13,798	$9,530	$19,842
Europe	14,377	19,339	18,523
Total	$28,175	$28,869	$38,365

	As of
	January 31, 2015	January 31, 2014
	(In thousands)
Identifiable assets:
Americas	$1,950,935	$1,984,895
Europe	4,187,311	5,184,771
Total	$6,138,246	$7,169,666

Long-lived assets:
Americas (1)	$24,121	$28,091
Europe	38,983	49,540
Total	$63,104	$77,631

Goodwill & acquisition-related intangible assets, net:
Americas	$8,810	$8,936
Europe	309,158	386,919
Total	$317,968	$395,855

(1)
Net sales to unaffiliated customers in the United States represented 85%, 86% and 85%, respectively, of the total Americas' net sales to unaffiliated customers for the fiscal years ended January 31, 2015, 2014 and 2013, respectively. Total long-lived assets excluding goodwill, intangible assets and investments in subsidiaries in the United States represented 92% and 90% of the Americas' total long-lived assets at January 31, 2015 and 2014, respectively.

(2)
Operating income in the Americas for the fiscal year ended January 31, 2015 includes a gain associated with legal settlements of $5.1 million and restatement and remediation related expenses of $4.0 million (see Note 1 - Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the fiscal year ended January 31, 2015 includes a $1.3 million loss on disposal of subsidiaries related to the plan to sell certain of the Company’s operations in Latin America (see Note 6 - Loss on Disposal of Subsidiaries).

(4)
Operating income in the Americas for the fiscal year ended January 31, 2014 includes a gain associated with legal settlements of $35.5 million and restatement and remediation related expenses of $13.2 million (see Note 1 - Business and Summary of Significant Accounting Policies).

(5)
Operating income in Europe for the fiscal year ended January 31, 2015 includes restatement and remediation related expenses of $18.1 million and a decrease in the accrual for value added tax matters in the Company's Spanish subsidiary of $6.2 million (see Note 13 - Commitments and Contingencies).

(6)
Operating income in Europe for the fiscal year ended January 31, 2014 includes $40.6 million of restatement and remediation related expenses (see Note 1 - Business and Summary of Significant Accounting Policies).

(7)
Operating income in Europe for the fiscal year ended January 31, 2013 includes an increase in the accrual for value added tax matters in the Company's Spanish subsidiary of $29.5 million (see Note 13 - Commitments and Contingencies).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)

Interim financial information for fiscal years 2015 and 2014 is as follows:

	Quarter ended
	April 30 (1)	July 31 (1) (2)	October 31 (1) (3)	January 31 (1) (4) (5)
	(In thousands, except per share amounts)
Fiscal year 2015:
Net sales	$6,728,151	$6,841,809	$6,761,181	$7,339,491
Gross profit	335,328	351,372	334,985	372,269
Operating income	31,496	67,710	66,745	101,684
Consolidated net income	13,467	39,328	41,700	80,677
Net income attributable to shareholders of Tech Data Corporation	$13,467	$39,328	$41,700	$80,677
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.35	$1.03	$1.09	$2.12
Diluted	$0.35	$1.03	$1.09	$2.11

	Quarter ended
	April 30 (6)	July 31 (6)	October 31 (6)(7)	January 31 (6)(7)(8)
	(In thousands, except per share amounts)
Fiscal year 2014:
Net sales	$6,147,757	$6,327,476	$6,373,564	$7,973,107
Gross profit	322,414	315,840	326,076	398,016
Operating income	36,031	29,859	63,880	97,743
Consolidated net income	17,760	14,695	37,716	109,761
Net income attributable to shareholders of Tech Data Corporation	$17,760	$14,695	$37,716	$109,761
Net income per share attributable to shareholders of Tech Data Corporation:
Basic	$0.47	$0.39	$0.99	$2.88
Diluted	$0.47	$0.38	$0.99	$2.87

(1)
During the first, second, third and fourth quarters of fiscal 2015, the Company recorded $12.2 million, $5.4 million, $2.1 million and $2.3 million of restatement and remediation related expenses, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(2)
During the second quarter of fiscal 2015, the Company decreased its accrual for value added tax matters in its Spanish subsidiary by $6.2 million (see further discussion in Note 13 - Commitments and Contingencies).

(3)
During the third quarter of fiscal 2015, the Company recorded a gain of $5.1 million associated with legal settlements (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(4)
During the fourth quarter of fiscal 2015, the Company recorded a loss of $1.3 million on disposal of subsidiaries related to the plan to sell certain of the Company’s operations in Latin America (see further discussion in Note 6 - Loss on Disposal of Subsidiaries).

(5)
During the fourth quarter of fiscal 2015, the Company recorded income tax benefits of $19.2 million primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe, partially offset by income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 8 - Income Taxes).

(6)
During the first, second, third and fourth quarters of fiscal 2014, the Company recorded $3.0 million, $11.0 million, $15.0 million and $24.8 million of restatement and remediation related expenses, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(7)
During the third and fourth quarters of fiscal 2014, the Company recorded gains of $22.9 million and $12.6 million, respectively, associated with legal settlements (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(8)
During the fourth quarter of fiscal 2014, the Company recorded a $45.3 million reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe (see further discussion in Note 8 - Income Taxes).

NOTE 16 — SUBSEQUENT EVENTS

In March 2015, the Company entered into an agreement to sell its business operations in Chile and Peru. Additionally, in March 2015, the Company committed to a plan to exit its business operations in Uruguay.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2015. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”).
Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992 Framework). Based on our assessment, we have concluded that, as of January 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2015, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Remediation of Previously Identified Material Weaknesses
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
The Company has taken the following steps, and made the following material changes in response to the previously identified material weaknesses in the Company’s internal control over financial reporting:

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

◦	The Company has added a Vice President, European Controller to assist with the oversight of financial reporting and the correct application of accounting principles throughout the European region.

◦	The Company has engaged external experts to perform the internal audit function and to assist with the implementation of specific fraud detection procedures.

◦
The Company has appointed a Chief Ethics and Compliance Officer and has made changes to enhance its ethics and compliance training and communication strategy throughout the organization to increase employee awareness of the Company’s compliance policies.

•	The Company has implemented changes to its compensation programs to better motivate accurate financial reporting and compliance.

•
The Company has engaged internal and external resources to evaluate potential enhancements to the accounting and enterprise computer systems to improve systematic controls and account reconciliation processes. Certain improvements which have been implemented include:

◦	New tools and process training to document, support and review manual journal entries and account reconciliations.

◦	Automation of certain financial reporting processes and tools that previously required or allowed manual adjustment.

•
Management has undertaken a comprehensive review of its internal control structure to ensure that key controls are adequately designed, clearly documented and communicated throughout the finance organization.

◦	The Company has implemented new internal controls related to manual journal entries and account review procedures for vendor accounting.

The steps and changes described above have been taken under the oversight of the Company’s Audit Committee. As a result of the implementation of these processes, management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the previously identified material weaknesses in internal control over financial reporting have been remediated as of January 31, 2015.
Changes in Internal Control Over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation

We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tech Data Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2015 of Tech Data Corporation and subsidiaries and our report dated March 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2015

ITEM 9B.    Other Information
None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2015 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2015.
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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2015 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	589,799	(1)	$33.97	(2)	2,619,618	(3)
Employee stock purchase	0		0		508,857
Total	589,799		$33.97		3,128,475

(1)	The total of equity-based incentives outstanding also includes 26,149 units outstanding for non-employee directors.

(2)
Amount represents the weighted average exercise price for the 42,110 outstanding MV Stock-settled SARs, MVOs and stock options. There are 547,689 nonvested restricted stock awards that do not have an exercise price.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
3-A(32)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-B(32)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4,2014

4 - A(25)	Indenture, dated as of September 21, 2012, between Tech Data Corporation and U.S. Bank National Association, as trustee

4 - B(25)	Form of 3.750% Note due 2017

10-OO(4)	1995 Employee Stock Purchase Plan

10-AAa(5)	Transfer and Administration Agreement dated May 19, 2000

10-AAi(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-AAt(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-AAaa(3)	2005 Deferred Compensation Plan

10-AAbb(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000 (composite through amendment 8, dated as of December 13, 2004)

10-AAac(26)	Amendment Number 9 to Transfer and Administration Agreement dated as of March 7, 2005

10-AAcc(8)	Executive Severance Plan, effective March 31, 2005

10-AAdd(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-AAii(9)	Amendment No. 10 to Transfer and Administration Agreement dated as of September 10. 2005

10-AAnn(10)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AAoo(10)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-AApp(11)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-AAtt(12)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-AAvv(13)	Equity Incentive Bonus Plan

10-AAyy(14)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-BBa(15)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-BBb(15)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-BBc(15)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-BBd(16)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-BBe(18)	2009 Equity Incentive Plan of Tech Data Corporation

10-BBf(19)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-BBh(20)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-BBj(21)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-BBk(21)	Credit Agreement dated as of September 27, 2011

10-BBl(22)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-BBm(22)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-BBn(23)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-BBo(24)	Amendment No. 18 to Transfer and Administration Agreement as of October 31, 2012

10-BBp(24)	Consent for Third Amended and Restated Participation Agreement

10-BBq(27)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-BBr(27)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-BBs(28)	Waiver Agreement to the Third Amended and Restated Participation Agreement, Third Amended and Restated Lease Agreement and Third Amended and Restated Credit Agreement, dated as of April 30, 2013

10-BBt(28)	Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of April 29, 2013

10-BBu(28)	Waiver Agreement to the Credit Agreement, dated as of April 30, 2013

10-BBv(29)	Fourth Amended and Restated Lease Agreement, dated as of June 27, 2013

10-BBw(29)	Fourth Amended and Restated Credit Agreement, dated as of June 27, 2013

10-BBx(29)	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013

10-BBy(29)	First Amendment to the Waiver Agreement to the Credit Agreement, dated as of July 29, 2013

10-BBz(29)	Waiver Agreement to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of July 29, 2013

10-BBaa(29)	First Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of July 29, 2013

10-BBab(29)	Amendment Number 19 to Transfer and Administration Agreement dated as of August 12, 2013

10-BBac(30)
Second Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of October 16, 2013

10-BBad(30)	Second Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of October 16, 2013

10-BBae(30)	Second Amendment to the Waiver Agreement to the Credit Agreement dated as of October 16, 2013

10-BBaf (31)
Third Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of January 27, 2014

10-BBag (31)	Third Amendment to the Waiver Agreement to the Credit Agreement, dated as of January 27, 2014

10-BBah (31)	Third Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of January 27, 2014

10-BBai (31)	Employment Agreement between Tech Data Corporation and Néstor Cano, dated as of January 17, 2014

10-BBaj (31)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-BBak (33)	Amendment Number 20 to Transfer and Administration Agreement dated as of August 20, 2014

10-BBal (1)	Tech Data Deferred Compensation Plan Trust Agreement

21-A(1)	Subsidiaries of Registrant

23-A(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(34)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2015 and 2014; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2015, 2014 and 2013; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2015, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended January 31, 2007, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated June 10, 2009, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2012, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 21, 2012, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 7, 2005, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(28)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2013, File No. 0-14625.

(29)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2013, File No. 0-14625.

(30)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2013, File 0-14625.

(31)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(32)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the year ended April 30, 2014, File No. 0-14625.

(33)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2014, File No. 0-14625.

(34)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
January 31,
2015	$58,754	$10,415	$(25,083)	$6,057	$50,143
2014	58,284	11,725	(25,187)	13,932	58,754
2013	56,753	9,653	(24,425)	16,303	58,284

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2015.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 26, 2015
Robert M. Dutkowsky	(principal executive officer)

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief	March 26, 2015
Jeffery P. Howells	Financial Officer, Director (principal financial officer)

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller	March 26, 2015
Joseph B. Trepani	(principal accounting officer)

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 26, 2015
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 26, 2015
Charles E. Adair

/s/ HARRY J. HARCZAK, JR.	Director	March 26, 2015
Harry J. Harczak, Jr.

/s/ KATHLEEN MISUNAS	Director	March 26, 2015
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 26, 2015
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 26, 2015
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 26, 2015
Savio W. Tung

/s/ DAVID M. UPTON	Director	March 26, 2015
David M. Upton