Form 10-Q
period 2015-04-30
TECH DATA CORP
filed 2015-06-04
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2015
Common stock, par value $.0015 per share	36,743,007

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30,	January 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$619,183	$542,995
Accounts receivable, less allowances of $47,678 and $50,143	2,573,955	2,811,963
Inventories	1,968,782	1,959,627
Prepaid expenses and other assets	191,992	161,832
Assets held for sale	0	101,706
Total current assets	5,353,912	5,578,123
Property and equipment, net	63,099	63,104
Other assets, net	488,965	495,498
Total assets	$5,905,976	$6,136,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,987,890	$3,119,618
Accrued expenses and other liabilities	495,640	538,758
Revolving credit loans and current maturities of long-term debt, net	16,294	13,303
Liabilities held for sale	0	71,447
Total current liabilities	3,499,824	3,743,126
Long-term debt, less current maturities	351,658	351,576
Other long-term liabilities	82,013	81,880
Total liabilities	3,933,495	4,176,582
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2015 and January 31, 2015	89	89
Additional paid-in capital	672,369	679,973
Treasury stock, at cost (22,502,710 and 21,866,069 shares at April 30, 2015 and January 31, 2015)	(978,958)	(939,143)
Retained earnings	2,219,739	2,168,462
Accumulated other comprehensive income	59,242	50,762
Total shareholders' equity	1,972,481	1,960,143
Total liabilities and shareholders' equity	$5,905,976	$6,136,725
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2015	2014
Net sales	$5,887,229	$6,728,151
Cost of products sold	5,595,340	6,392,823
Gross profit	291,889	335,328
Operating expenses:
Selling, general and administrative expenses	247,481	291,596
Restatement and remediation related expenses (Note 1)	618	12,236
LCD settlements (Note 1)	(38,511)	0
Loss on disposal of subsidiaries (Note 9)	363	0
	209,951	303,832
Operating income	81,938	31,496
Interest expense	5,722	6,760
Other expense, net	161	451
Income before income taxes	76,055	24,285
Provision for income taxes	24,778	10,818
Net income	$51,277	$13,467
Net income per share:
Basic	$1.39	$0.35
Diluted	$1.38	$0.35
Weighted average common shares outstanding:
Basic	36,822	38,137
Diluted	37,036	38,321
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2015	2014
Net income	$51,277	$13,467
Other comprehensive income:
Foreign currency translation adjustment	8,480	46,861
Total comprehensive income	$59,757	$60,328

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$6,506,634	$7,290,837
Cash paid to vendors and employees	(6,394,346)	(7,174,844)
Interest paid, net	(8,301)	(9,521)
Income taxes paid	(1,125)	(11,402)
Net cash provided by operating activities	102,862	95,070
Cash flows from investing activities:
Expenditures for property and equipment	(4,227)	(2,426)
Software and software development costs	(3,017)	(1,801)
Proceeds from sale of subsidiaries (Note 9)	18,747	0
Net cash provided by (used in) investing activities	11,503	(4,227)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	104	553
Cash paid for purchase of treasury stock	(47,003)	0
Net borrowings on revolving credit loans	3,035	5,884
Principal payments on long-term debt	(118)	(143)
Acquisition earn-out payment	(2,736)	(3,457)
Excess tax benefit from stock-based compensation	120	546
Net cash (used in) provided by financing activities	(46,598)	3,383
Effect of exchange rate changes on cash and cash equivalents	8,421	11,305
Net increase in cash and cash equivalents	76,188	105,531
Cash and cash equivalents at beginning of year	542,995	570,101
Cash and cash equivalents at end of period	$619,183	$675,632
Reconciliation of net income to net cash provided by operating activities:
Net income	$51,277	$13,467
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	363	0
Depreciation and amortization	14,179	18,216
Provision for losses on accounts receivable	(408)	3,424
Stock-based compensation expense	3,818	1,973
Accretion of debt discount and debt issuance costs on Senior Notes	187	209
Excess tax benefits from stock-based compensation	(120)	(546)
Changes in operating assets and liabilities:
Accounts receivable	237,196	211,064
Inventories	(8,122)	154,505
Prepaid expenses and other assets	(28,690)	(8,576)
Accounts payable	(134,682)	(263,429)
Accrued expenses and other liabilities	(32,136)	(35,237)
Total adjustments	51,585	81,603
Net cash provided by operating activities	$102,862	$95,070

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2015, and its consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2015 and 2014.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three months ended April 30, 2015 and 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2016.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of its financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred restatement and remediation related expenses of approximately $0.6 million and $12.2 million, respectively, during the three months ended April 30, 2015 and 2014, which are recorded in “restatement and remediation related expenses” in the Consolidated Statement of Income.
LCD settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the three months ended April 30, 2015 the Company reached a settlement agreement with a certain manufacturer in the amount of $38.5 million, net of estimated attorney fees and expenses.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2015 and January 31, 2015, the Company had a total of $308.4 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2015 and 2014, discount fees recorded under these facilities were $1.0 million and $1.3 million, respectively. These discount fees are included as a component of "other expense, net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standard which requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying value of the associated debt liability. The new guidance should be applied on a retrospective basis. The Company early adopted this standard in the first quarter of fiscal 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income, comprehensive income or cash flows.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. The new standard requires the recognition of revenue to depict the transfer of promised goods or services to customers while exercising extensive judgment and use of estimates. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, which would result in the new standard being effective for the Company beginning with the quarter ending April 30, 2018. The Company would have the option to adopt one year earlier and the standard may be adopted with either a full retrospective or a modified retrospective approach. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial position and results of operations.
Reclassifications
Certain reclassifications have been made to the accompanying January 31, 2015 and April 30, 2014 consolidated financial statements to conform to the April 30, 2015 financial statement presentation. These reclassifications did not have a material impact on previously reported total assets and total liabilities and no impact on shareholders' equity or consolidated net income.

NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 3 – Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2015	2014
	(In thousands, except per share data)

Net income	$51,277	$13,467

Weighted average common shares - basic	36,822	38,137
Effect of dilutive securities:
Equity based awards	214	184
Weighted average common shares - diluted	37,036	38,321

Net income per share:
Basic	$1.39	$0.35
Diluted	$1.38	$0.35

For the three months ended April 30, 2015 and 2014, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — STOCK-BASED COMPENSATION
For the three months ended April 30, 2015 and 2014, the Company recorded $3.8 million and $2.0 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At April 30, 2015, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.4 million shares remain available for future grant at April 30, 2015. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.
A summary of the Company’s restricted stock activity for the three months ended April 30, 2015 is as follows:

Shares
Nonvested at January 31, 2015	547,689
Granted	233,043
Vested	(237,654)
Canceled	(9,458)
Nonvested at April 30, 2015	533,620
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 4 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2015			January 31, 2015
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$2,063			$9,903

Liabilities
Foreign currency forward contracts		$7,799			$5,411
Acquisition-related contingent consideration			$0			$3,381
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
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. Approximately $3.3 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2016.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at April 30, 2015 is $34.7 million and $34.6 million, respectively.
In September 2012, the Company issued $350 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes") which are carried at cost, less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes was approximately $363.4 million at April 30, 2015, based upon quoted market information (Level 1 criteria). The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
The carrying amounts of assets held for sale (Level 3) at January 31, 2015 were written-down to their fair value of $101.7 million based upon the expected business sales price (see Note 9 – Loss on Disposal of Subsidiaries). The carrying value of liabilities held for sale approximated the fair value as of January 31, 2015. There were no material non-recurring fair value remeasurements at April 30, 2015.

NOTE 5 — SHAREHOLDERS' EQUITY
During the first quarter of fiscal 2016, the Company completed the $100.0 million share repurchase program approved by the Board of Directors in December 2014. In conjunction with the Company’s share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
The Company’s common share repurchase and issuance activity for fiscal 2016 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2015	21,866,069	$42.95
Shares of common stock repurchased under share repurchase program	801,858	58.62
Shares of treasury stock reissued	(165,217)
Treasury stock balance at April 30, 2015	22,502,710	$43.50
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
The Company considers inventory as an economic hedge against foreign currency exposure in accounts payable in certain circumstances. This practice offsets such inventory against corresponding accounts payable denominated in currencies other than the functional currency of the subsidiary buying the inventory when determining the net exposure to be hedged using traditional forward contracts. Under this strategy, the Company would expect to increase or decrease selling prices for products purchased in foreign currencies based on fluctuations in foreign currency exchange rates affecting the underlying accounts payable. To the extent the Company incurs a foreign currency exchange loss (gain) on the underlying accounts payable denominated in the foreign currency, a corresponding increase (decrease) in gross profit would be expected as the related inventory is sold. This strategy can result in a certain degree of quarterly earnings volatility as the underlying accounts payable is remeasured using the foreign currency exchange rate prevailing at the end of each period, or settlement date if earlier, whereas the corresponding increase (decrease) in gross profit is not realized until the related inventory is sold.
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense, net”, was a net foreign currency exchange loss of $8.0 million and $8.8 million, respectively, for the three months ended April 30, 2015 and 2014. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
The notional amount of forward exchange contracts is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The Company’s foreign currency forward contracts are also discussed in Note 4 – Fair Value Measurements.
The Company's monthly average notional amounts of derivative financial instruments outstanding during the three months ended April 30, 2015 and 2014 were $0.5 billion and $0.8 billion, respectively, with average maturities of 37 days and 34 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.

NOTE 7 — COMMITMENTS & CONTINGENCIES
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
Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, (i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, (ii) exercise the option to renew the lease for a minimum of two of the properties or (iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $2.6 million per year.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2015 and January 31, 2015, the outstanding amount of guarantees under these arrangements totaled $5.3 million and $5.5 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value-added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $43.7 million at April 30, 2015 and January 31, 2015, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $22.1 million and $24.6 million at April 30, 2015 and January 31, 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
NOTE 8 — SEGMENT INFORMATION
Tech Data operates predominantly in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: the Americas and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company reports stock-based compensation expense as a separate amount. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows:

	Three months ended April 30,
	2015	2014
	(In thousands)
Net sales to unaffiliated customers:
Americas (1)	$2,339,260	$2,476,271
Europe	3,547,969	4,251,880
Total	$5,887,229	$6,728,151

Operating income:
Americas (2)	$62,359	$26,283
Europe (3)	23,397	7,186
Stock-based compensation expense	(3,818)	(1,973)
Total	$81,938	$31,496

Depreciation and amortization:
Americas	$4,041	$4,118
Europe	10,138	14,098
Total	$14,179	$18,216

Capital expenditures:
Americas	$3,864	$1,482
Europe	3,380	2,745
Total	$7,244	$4,227

	As of
	April 30, 2015	January 31, 2015
	(In thousands)
Identifiable assets:
Americas	$1,818,075	$1,949,414
Europe	4,087,901	4,187,311
Total	$5,905,976	$6,136,725

Long-lived assets:
Americas (1)	$24,705	$24,121
Europe	38,394	38,983
Total	$63,099	$63,104

Goodwill & acquisition-related intangible assets, net:
Americas	$8,640	$8,810
Europe	304,799	309,158
Total	$313,439	$317,968

(1)
Net sales to unaffiliated customers in the United States represented 87% and 83%, respectively, of the total Americas' net sales to unaffiliated customers for the three months ended April 30, 2015 and 2014. Total long-lived assets in the United States represented 93% and 92% of the Americas' total long-lived assets at April 30, 2015 and January 31, 2015, respectively.

(2)
Operating income in the Americas for the three months ended April 30, 2015 includes a gain related to LCD settlements of $38.5 million and for the three months ended April 30, 2014 includes restatement and remediation related expenses of $2.9 million.

(3)	Operating income in Europe for the three months ended April 30, 2015 and 2014 includes restatement and remediation related expenses of $0.6 million and $9.4 million, respectively.

NOTE 9 — LOSS ON DISPOSAL OF SUBSIDIARIES
During the fourth quarter of fiscal 2015, the Company committed to a plan to sell its business operations in Chile and Peru. The Company classified the assets and liabilities of these entities as held for sale at January 31, 2015. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, the Company also committed to a plan to exit its business operations in Uruguay and incurred a loss of $0.4 million in the first quarter of fiscal 2016 for charges related to the plan. The operating results of these entities during the three months ended April 30, 2015 and 2014 were insignificant relative to the Company's consolidated financial results. The Company did not have assets and liabilities classified as held for sale at April 30, 2015.
NOTE 10 — SUBSEQUENT EVENTS

On June 1, 2015, the Company completed the acquisition of certain assets of Signature Technology Group, Inc. (“STG”), for a preliminary purchase price of approximately $27 million. STG is a leading provider of data center and professional services throughout North America.

The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. On June 1, 2015, the Company reached a settlement agreement with a certain manufacturer in the amount of $22.6 million, net of estimated attorney fees and expenses.

On June 3, 2015 the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2015 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
The fundamental element of our strategy is execution. Our execution strategy is supported by our highly efficient infrastructure, combined with our multiple service offerings, to generate demand, develop markets and provide supply chain services for our vendors and customers. The technology distribution industry in which we operate is characterized by narrow gross profit as a percentage of sales (“gross margin”) and narrow income from operations as a percentage of sales (“operating margin”). Historically, our gross and operating margins have been impacted by intense price competition and declining average selling prices per unit, as well as changes in terms and conditions with our vendors, including those terms related to rebates, price protection, product returns and other incentives. We expect these conditions to continue in the foreseeable future and, therefore, we will continue to proactively evaluate our pricing policies and inventory management practices in response to potential changes in our vendor terms and conditions and the general market environment. More than 95% of the Company's net sales are on one common IT platform, which we believe will give Tech Data significant competitive advantages in providing greater supply chain opportunities by expanding our value-added services to our customers, on-boarding new vendors and products faster and improving our ability to rapidly respond to changes in the market.
In addition to execution, our strategy includes ongoing diversification and realignment of our customer, product and services portfolios to better balance our overall performance and improve long-term profitability throughout our operations. Our broadline distribution business, characterized as high volume, more commoditized offerings, and comprised primarily of personal computer systems, tablets, peripherals, supplies and other similar products, remains a core part of our business and represents a significant percentage of our revenue, albeit not a majority. However, as technology advances, we have continued to evolve our business model, product mix, and value-added offerings in order to provide our vendors with the most efficient distribution channel for their products, and our customers with a broad array of innovative solutions to sell.
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
We believe our strategy of execution, diversification and innovation differentiates us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. We continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. For example, in March 2015, we entered into an agreement for the sale of our business operations in Chile and Peru and also committed to a plan to exit our business operations in Uruguay as we did not believe these operations would generate consistently acceptable returns on invested capital. The operating results of these entities during the three months ended April 30, 2015 and 2014 were insignificant relative to our consolidated financial results. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At April 30, 2015, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

Results of Operations
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three months ended April 30, 2015 and 2014:

	Three months ended April 30, 2015		Three months ended April 30, 2014

	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,339,260	39.7%	$2,476,271	36.8%
Europe	3,547,969	60.3	4,251,880	63.2
Total	$5,887,229	100.0%	$6,728,151	100.0%

		Three months ended April 30, 2015		Three months ended April 30, 2014
Year-over-year (decrease)/increase in net sales (%):
Americas (US$)		(5.5)%		8.0%
Europe (US$)		(16.6)%		10.3%
Europe (Euro)		4.7%		4.9%
Total (US$)		(12.5)%		9.4%

	Three months ended April 30, 2015		Three months ended April 30, 2014

	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$62,359	2.67%	$26,283	1.06%
Europe	23,397	0.66%	7,186	0.17%
Stock-based compensation expense	(3,818)	(0.06)%	(1,973)	(0.03)%
Total	$81,938	1.39%	$31,496	0.47%

	Three months ended April 30, 2015		Three months ended April 30, 2014

	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$24,419	1.04%	$29,323	1.18%
Europe	29,587	0.83%	23,816	0.56%
Stock-based compensation expense	(3,818)	(0.06)%	(1,973)	(0.03)%
Total	$50,188	0.85%	$51,166	0.76%

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

	Three months ended April 30,
	2015	2014
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$62,359	$26,283
Restatement and remediation related expenses	38	2,870
LCD settlements	(38,511)	0
Loss on disposal of subsidiaries	363	0
Acquisition-related intangible assets amortization expense	170	170
Non-GAAP operating income - Americas	$24,419	$29,323

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$23,397	$7,186
Restatement and remediation related expenses	580	9,366
Acquisition-related intangible assets amortization expense	5,610	7,264
Non-GAAP operating income - Europe	$29,587	$23,816

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$81,938	$31,496
Restatement and remediation related expenses	618	12,236
LCD settlements	(38,511)	0
Loss on disposal of subsidiaries	363	0
Acquisition-related intangible assets amortization expense	5,780	7,434
Non-GAAP operating income	$50,188	$51,166

GAAP to non-GAAP reconciliation of net income:
Net income	$51,277	$13,467
Restatement and remediation related expenses, net of tax	478	8,759
LCD settlements, net of tax	(26,823)	0
Loss on disposal of subsidiaries, net of tax	363	0
Acquisition-related intangible assets amortization expense, net of tax	4,284	5,427
Non-GAAP net income	$29,579	$27,653

GAAP to non-GAAP reconciliation of net income per share - diluted:
Net income per share - diluted	$1.38	$0.35
Restatement and remediation related expenses, net of tax	0.01	0.23
LCD settlements, net of tax	(0.72)	0.00
Loss on disposal of subsidiaries, net of tax	0.01	0.00
Acquisition-related intangible assets amortization expense, net of tax	0.12	0.14
Non-GAAP net income per share - diluted	$0.80	$0.72

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three months ended April 30, 2015 and 2014, as follows:

	Three months ended April 30,
	2015	2014

Net sales	100.00%	100.00%
Cost of products sold	95.04	95.02
Gross profit	4.96	4.98
Operating expenses:
Selling, general and administrative expenses	4.20	4.33
Restatement and remediation related expenses	0.01	0.18
LCD settlements	(0.65)	0.00
Loss on disposal of subsidiaries	0.01	0.00
	3.57	4.51
Operating income	1.39	0.47
Interest expense	0.10	0.10
Other expense, net	0.00	0.01
Income before income taxes	1.29	0.36
Provision for income taxes	0.42	0.16
Net income	0.87%	0.20%
Three months ended April 30, 2015 and 2014

Net Sales
Our consolidated net sales were $5.9 billion in the first quarter of fiscal 2016, a decrease of 12.5% when compared to the first quarter of fiscal 2015. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 14 percentage points. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016, consolidated net sales increased by approximately two percent in comparison with the same period of the prior fiscal year.
On a regional basis, during the first quarter of fiscal 2016, net sales in the Americas were $2.3 billion, a decrease of 5.5% when compared to the first quarter of the prior year. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 2 percentage points. The sale of our subsidiaries in Chile and Peru also negatively impacted our year-over-year net sales comparison by approximately 3 percentage points. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016 and the sale of our subsidiaries in Chile and Peru, Americas net sales decreased by approximately one percent in comparison with the same period of the prior fiscal year.
Net sales in Europe were $3.5 billion in the first quarter of fiscal 2016, a decrease of 16.6% when compared to the first quarter of the prior year (an increase of 4.7% on a euro basis). The increase in net sales in Europe (in euros) is primarily due to stronger demand for broadline, data center and mobility products.
We sell products purchased from the world’s leading peripheral, system, software and networking vendors. Products purchased from Hewlett Packard Company approximated 19% and 22% of our net sales for the first quarters of fiscal 2016 and 2015, respectively. In addition, products purchased from Apple, Inc. approximated 16% and 12%, respectively, of our net sales for the first quarters of fiscal 2016 and 2015. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the first quarters of fiscal 2016 and 2015.
Gross Profit
Gross profit as a percentage of net sales ("gross margin") remained relatively flat during the first quarter of fiscal 2016 at 4.96% compared to the 4.98% gross margin in the first quarter of fiscal 2015.

Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 4.20% in the first quarter of fiscal 2016, compared to 4.33% in the first quarter of fiscal 2015. The year-over-year decrease in SG&A as a percentage of net sales is primarily due to greater operating leverage in Europe as we generated solid sales growth while keeping our costs relatively flat in local currency. In absolute dollars, SG&A decreased by $44.1 million to $247.5 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, primarily due to the impact of the weakening of certain foreign currencies against the U.S. dollar.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During the first quarter of fiscal 2016 and 2015, the Company incurred restatement and remediation related expenses of approximately $0.6 million and $12.2 million, respectively. The Company has remediated all material weaknesses identified during the restatement, therefore, no additional restatement and remediation related expenses are expected to be incurred during the remainder of fiscal 2016.
LCD settlements
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel displays. During the three months ended April 30, 2015 the Company reached a settlement agreement with a certain manufacturer in the amount of $38.5 million, net of estimated attorney fees and expenses.
Loss on disposal of subsidiaries
During the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, we also committed to a plan to exit our business operations in Uruguay and incurred a loss of $0.4 million in the first quarter of fiscal 2016 for charges related to the plan.
Interest expense
Interest expense decreased to $5.7 million in the first quarter of fiscal 2016 compared to $6.8 million in the first quarter of fiscal 2015.  The decrease in interest expense is primarily due to lower average borrowings under our financing facilities.
Other expense, net
Other expense, net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense, net, was $0.2 million of expense in the first quarter of fiscal 2016 compared to $0.5 million of expense in the first quarter of the prior year. The change in other expense, net, during the first three months of fiscal 2016 is primarily attributable to a decrease in discount expense on the sale of accounts receivable, as compared to the same period of the prior fiscal year.
Provision for income taxes
Our effective tax rate was 32.6% in the first quarter of fiscal 2016 and 44.5% in the first quarter of fiscal 2015. The change in the effective tax rate for the first quarter of fiscal 2016 compared to the same period of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate.
On an absolute dollar basis, the provision for income taxes increased 129.0% to $24.8 million for the first quarter of fiscal 2016 compared to $10.8 million in the same period of fiscal 2015. The increase in the provision for income taxes in the first quarter of fiscal 2016 compared to the same period of the prior year is primarily due to an increase in taxable earnings in certain countries in which we operate.
The effective tax rate differed from the U.S. federal statutory rate of 35% during these periods primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate such as: (i) losses in tax jurisdictions where we are not able to record a tax benefit; (ii) earnings in tax jurisdictions where we have previously recorded a valuation allowance on deferred tax assets; and (iii) earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the three months ended April 30, 2015 and 2014:

	Three months ended April 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$102,862	$95,070
Investing activities	11,503	(4,227)
Financing activities	(46,598)	3,383
Effect of exchange rate changes on cash and cash equivalents	8,421	11,305
Net increase in cash and cash equivalents	$76,188	$105,531
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
The following table presents the components of our cash conversion cycle, in days, as of April 30, 2015 and January 31, 2015:

	As of April 30, 2015	As of January 31, 2015
Days of sales outstanding	40	35
Days of supply in inventory	32	26
Days of purchases outstanding	(49)	(41)
Cash conversion cycle (days)	23	20

Net cash provided by operating activities was $102.9 million in the first three months of fiscal 2016 compared to $95.1 million for the same period of the prior year. The increase of $7.8 million in cash resulting from operating activities in the first three months of fiscal 2016 compared to the same period of the prior year can be primarily attributed to the timing of both cash receipts from our customers and payments to our vendors.
Net cash provided by investing activities was $11.5 million in the first three months of fiscal 2016 compared to net cash used in investing activities of $4.2 million for the same period of the prior year. The increase of $15.7 million in cash resulting from investing activities in the first three months of fiscal 2016 compared to the same period of the prior year can be primarily attributed to $18.7 million of proceeds from the sale of our subsidiaries in Chile and Peru, partially offset by $3.0 million of increased expenditures related to the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. We expect to make total capital expenditures of approximately $43 million during fiscal 2016 for equipment and machinery in our logistics centers, office facilities and IT systems.
Net cash used in financing activities was $46.6 million in the first three months of fiscal 2016 compared to net cash provided by financing activities of $3.4 million for the same period of the prior year. The decrease of $50.0 million in cash resulting from financing activities in the first three months of fiscal 2016 compared to the same period of the prior year can be primarily attributed to the repurchase of shares of common stock under our share repurchase program in the amount of $47.0 million.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at April 30, 2015. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. At April 30, 2015, we had approximately $619.2 million in cash and cash equivalents, of which $602.4 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes") resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs (which are included in "long-term debt, less current maturities" in the Consolidated Balance Sheet) of approximately $1.3 million and $2.9 million, respectively. The debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”), which, among other things, (i) provides for a maturity date of September 27, 2016, (ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) may be increased to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2015 and January 31, 2015.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $672.3 million and $594.9 million at April 30, 2015 and January 31, 2015, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program was renewed in August 2014 for a period of two years and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at April 30, 2015 and January 31, 2015.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $324.3 million at April 30, 2015 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $15.9 million outstanding on these facilities at April 30, 2015, at a weighted average interest rate of 4.90%, and $12.8 million outstanding at January 31, 2015, at a weighted average interest rate of 4.97%.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a debt to capitalization ratio and a minimum interest coverage ratio. At April 30, 2015, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities is approximately $987.7 million, of which $15.9 million was outstanding at April 30, 2015.
At April 30, 2015, we had also issued standby letters of credit of $69.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At April 30, 2015 and January 31, 2015, the Company had a total of $308.4 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2015 and 2014, discount fees recorded under these facilities were $1.0 million and $1.3 million, respectively. These discount fees are included as a component of "other expense, net" in our Consolidated Statement of Income.
Share Repurchase Program
The Company repurchased 801,858 shares of its common stock during the three months ended April 30, 2015 at a cost of $47.0 million to complete the $100.0 million share repurchase program approved by the Board of Directors in December 2014. In conjunction with our share repurchase program approved by the Board of Directors, a 10b5-1 plan was executed that instructs the broker selected by us to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. No material changes have occurred in our market risks since January 31, 2015.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $43.7 million at April 30, 2015 and January 31, 2015, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax." The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $22.1 million and $24.6 million at April 30, 2015 and January 31, 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2015:

	Issuer Purchases of Equity Securities
				Maximum dollar
			Total number of shares	value of shares
			purchased as part	that may yet
	Total number of	Average price paid	of a publicly announced	be purchased under
Period	shares purchased	per share	plan or programs	the plan or programs
February 1 - February 28, 2015	490,000	$59.31	490,000	$17,939,201
March 1 - March 31, 2015	311,858	$57.52	311,858	$0
April 1 - April 30, 2015	0	$0	0	$0
Total	801,858	$58.62	801,858

ITEM 3.    Defaults Upon Senior Securities
Not applicable.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information
The Company held its Annual Meeting of Shareholders on June 3, 2015. The following matters set forth in our Proxy Statement dated April 23, 2015, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The shareholders elected nine directors to serve annual terms.

	For	Against	Abstain	Broker non-votes

Charles E. Adair	32,645,165	839,214	203,548	1,051,524
Robert M. Dutkowsky	33,020,777	463,602	203,548	1,051,524
Harry J. Harczak, Jr.	33,032,402	455,652	199,873	1,051,524
Kathleen Misunas	32,579,036	905,442	203,449	1,051,524
Thomas I. Morgan	32,814,965	669,204	203,758	1,051,524
Steven A. Raymund	32,544,603	939,776	203,548	1,051,524
Patrick G. Sayer	31,904,267	1,580,112	203,548	1,051,524
Savio W. Tung	33,040,450	447,609	199,868	1,051,524
David M. Upton	32,548,923	935,451	203,553	1,051,524
2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2016.

For	Against	Abstain
34,008,239	538,322	192,890

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2015 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
31,670,179	1,812,550	205,198	1,051,524

ITEM 6.	Exhibits

(a)	Exhibits

10-BBam	Retirement Agreement between Tech Data Corporation and Jeffery P. Howells, dated as of June 1, 2015

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2015 and January 31, 2015; (ii) Consolidated Statement of Income for the three months ended April 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three months ended April 30, 2015 and 2014; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	June 4, 2015
Robert M. Dutkowsky

/s/ JEFFERY P. HOWELLS	Executive Vice President and Chief Financial Officer; Director (principal financial officer)	June 4, 2015
Jeffery P. Howells

/s/ JOSEPH B. TREPANI	Senior Vice President and Corporate Controller (principal accounting officer)	June 4, 2015
Joseph B. Trepani