Form 10-Q
period 2015-10-31
TECH DATA CORP
filed 2015-12-03
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2015
Common stock, par value $.0015 per share	35,072,051

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31,	January 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$585,960	$542,995
Accounts receivable, less allowances of $47,968 and $50,143	2,926,554	2,811,963
Inventories	2,111,649	1,959,627
Prepaid expenses and other assets	178,271	161,832
Assets held for sale	0	101,706
Total current assets	5,802,434	5,578,123
Property and equipment, net	63,964	63,104
Other assets, net	498,669	495,498
Total assets	$6,365,067	$6,136,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,480,101	$3,119,618
Accrued expenses and other liabilities	470,271	538,758
Revolving credit loans and current maturities of long-term debt, net	16,744	13,303
Liabilities held for sale	0	71,447
Total current liabilities	3,967,116	3,743,126
Long-term debt, less current maturities	348,399	351,576
Other long-term liabilities	81,794	81,880
Total liabilities	4,397,309	4,176,582
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2015 and January 31, 2015	89	89
Additional paid-in capital	678,970	679,973
Treasury stock, at cost (24,173,534 and 21,866,069 shares at October 31, 2015 and January 31, 2015)	(1,077,886)	(939,143)
Retained earnings	2,338,051	2,168,462
Accumulated other comprehensive income	28,534	50,762
Total shareholders' equity	1,967,758	1,960,143
Total liabilities and shareholders' equity	$6,365,067	$6,136,725
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Net sales	$6,428,540	$6,761,181	$18,896,162	$20,331,141
Cost of products sold	6,113,696	6,426,196	17,964,150	19,309,456
Gross profit	314,844	334,985	932,012	1,021,685
Operating expenses:
Selling, general and administrative expenses	249,611	271,235	746,908	847,344
LCD settlements, net (Note 1)	(3,049)	(5,059)	(63,087)	(5,059)
Value added tax assessments (Note 10)	0	0	(9,563)	(6,229)
Restatement and remediation related expenses (Note 1)	47	2,064	829	19,678
Loss on disposal of subsidiaries (Note 7)	182	0	699	0
	246,791	268,240	675,786	855,734
Operating income	68,053	66,745	256,226	165,951
Interest expense	5,619	6,491	8,021	20,639
Other expense (income), net	898	(225)	1,110	842
Income before income taxes	61,536	60,479	247,095	144,470
Provision for income taxes	19,636	18,779	77,506	49,975
Net income	$41,900	$41,700	$169,589	$94,495
Net income per share:
Basic	$1.19	$1.09	$4.69	$2.47
Diluted	$1.18	$1.09	$4.66	$2.46
Weighted average common shares outstanding:
Basic	35,214	38,253	36,174	38,212
Diluted	35,397	38,433	36,354	38,376
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Net income	$41,900	$41,700	$169,589	$94,495
Other comprehensive loss:
Foreign currency translation adjustment	(4,815)	(112,792)	(22,228)	(113,727)
Total comprehensive income (loss)	$37,085	$(71,092)	$147,361	$(19,232)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$20,055,571	$21,579,962
Cash paid to vendors and employees	(19,753,530)	(21,574,482)
Interest paid, net	(17,759)	(21,698)
Income taxes paid	(62,920)	(41,761)
Net cash provided by (used in) operating activities	221,362	(57,979)
Cash flows from investing activities:
Acquisition of business (Note 6)	(27,848)	0
Proceeds from sale of property and equipment	0	7,121
Expenditures for property and equipment	(13,943)	(11,879)
Software and software development costs	(9,234)	(7,341)
Proceeds from sale of subsidiaries (Note 7)	20,020	0
Net cash used in investing activities	(31,005)	(12,099)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	376	774
Cash paid for purchase of treasury stock	(147,003)	0
Net borrowings on revolving credit loans	5,170	2,826
Principal payments on long-term debt	(319)	(419)
Acquisition earn-out payment	(2,736)	(5,060)
Excess tax benefit from stock-based compensation	179	667
Net cash used in financing activities	(144,333)	(1,212)
Effect of exchange rate changes on cash and cash equivalents	(3,059)	(33,073)
Net increase (decrease) in cash and cash equivalents	42,965	(104,363)
Cash and cash equivalents at beginning of year	542,995	570,101
Cash and cash equivalents at end of period	$585,960	$465,738
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$169,589	$94,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of subsidiaries	699	0
Depreciation and amortization	42,518	52,691
Gain on sale of building	0	(2,350)
Provision for losses on accounts receivable	5,041	8,668
Stock-based compensation expense	11,399	9,698
Accretion of debt discount and debt issuance costs on Senior Notes	630	630
Excess tax benefits from stock-based compensation	(179)	(667)
Changes in operating assets and liabilities:
Accounts receivable	(158,020)	18,399
Inventories	(177,643)	45,731
Prepaid expenses and other assets	(22,405)	31,259
Accounts payable	397,721	(300,804)
Accrued expenses and other liabilities	(47,988)	(15,729)
Total adjustments	51,773	(152,474)
Net cash provided by (used in) operating activities	$221,362	$(57,979)

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2015, its consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2015 and 2014, and its consolidated cash flows for the nine months ended October 31, 2015 and 2014.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and dispositions, may also materially impact the Company’s business, financial condition, or consolidated results of operations. Therefore, the results of operations for the three and nine months ended October 31, 2015 and 2014 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2016.
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of its financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. Restatement and remediation related expenses incurred by the Company were insignificant and $2.1 million, respectively, during the three months ended October 31, 2015 and 2014 and $0.8 million and $19.7 million, respectively, during the nine months ended October 31, 2015 and 2014, which are recorded in “restatement and remediation related expenses” in the Consolidated Statement of Income.

LCD settlements, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers in the amount of $3.0 million and $5.1 million, respectively, during the three months ended October 31, 2015 and 2014, and $63.1 million and $5.1 million, respectively, during the nine months ended October 31, 2015 and 2014, net of estimated attorney fees and expenses.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At October 31, 2015 and January 31, 2015, the Company had a total of $391.1 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2015 and 2014, discount fees recorded under these facilities were $0.9 million and $0.7 million, respectively, and during the nine months ended October 31, 2015 and 2014, discount fees recorded under these facilities were $2.9 million and $3.4 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued an accounting standard to clarify that for line-of-credit arrangements an entity can continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance should be applied on a retrospective basis. The Company early adopted these standards in the first and third quarter of fiscal 2016, respectively. The adoption of these standards did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income, comprehensive income or cash flows.
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

NOTE 2 — EARNINGS PER SHARE ("EPS")

The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 4 – Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
	(In thousands, except per share data)

Net income	$41,900	$41,700	$169,589	$94,495

Weighted average common shares - basic	35,214	38,253	36,174	38,212
Effect of dilutive securities:
Equity based awards	183	180	180	164
Weighted average common shares - diluted	35,397	38,433	36,354	38,376

Net income per share:
Basic	$1.19	$1.09	$4.69	$2.47
Diluted	$1.18	$1.09	$4.66	$2.46

For the three and nine months ended October 31, 2015 and 2014 there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — DEBT

The carrying value of the Company's outstanding debt consists of the following:

	October 31, 2015	January 31, 2015
	(In thousands)
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less-unamortized debt discount and debt issuance costs	(1,601)	(2,231)
Senior Notes, net	348,399	347,769
Capital leases	0	4,262
Other committed and uncommitted revolving credit facilities, average interest rate of 5.13% and 4.97% at October 31, 2015 and January 31, 2015, respectively, expiring on various dates through fiscal 2017	16,744	12,848
	365,143	364,879
Less-current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	16,744	13,303
Total long-term debt, less current maturities	$348,399	$351,576
Senior Notes

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes"), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of the Company’s other unsecured and unsubordinated indebtedness.

Other Credit Facilities

The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended on November 5, 2015, which among other things, i) provides for a maturity date of November 5, 2020, ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and iii) may be increased to a maximum of $750.0 million, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2015 and January 31, 2015.

The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $805.6 million and $594.9 million at October 31, 2015 and January 31, 2015, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in August 2015, with a maturity date of November 16, 2017, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2015 and January 31, 2015.

In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $319.6 million at October 31, 2015 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $16.7 million outstanding on these facilities at October 31, 2015, at a weighted average interest rate of 5.13% and $12.8 million outstanding on these facilities at January 31, 2015, at a weighted average interest rate of 4.97%.

Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2015, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on these other credit facilities is approximately $743.7 million, of which $16.7 million was outstanding at October 31, 2015.

At October 31, 2015, the Company had also issued standby letters of credit of $65.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company’s borrowing availability under certain of the above-mentioned credit facilities.
NOTE 4 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2015 and 2014, the Company recorded $11.4 million and $9.7 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At October 31, 2015, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.4 million shares remain available for future grant at October 31, 2015. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and four years from the date of grant.

A summary of the Company’s restricted stock activity for the nine months ended October 31, 2015 is as follows:

Shares
Nonvested at January 31, 2015	547,689
Granted	267,782
Vested	(257,189)
Canceled	(46,222)
Nonvested at October 31, 2015	512,060
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
NOTE 5 — SHAREHOLDERS' EQUITY

During the first quarter of fiscal 2016, the Company completed the $100.0 million share repurchase program approved by the Board of Directors in December 2014. In June 2015, the Company's Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company's common stock. The Company completed this share repurchase program in October 2015.

In conjunction with the Company’s share repurchase programs, the Company entered into 10b5-1 plans that instruct the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by formulas in the plans, which are based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

The Company’s common share repurchase and issuance activity for the nine months ended October 31, 2015 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2015	21,866,069	$42.95
Shares of common stock repurchased under share repurchase programs	2,497,029	58.87
Shares of treasury stock reissued	(189,564)
Treasury stock balance at October 31, 2015	24,173,534	$44.59
NOTE 6 — ACQUISITIONS

On June 1, 2015, the Company completed the acquisition of certain assets of Signature Technology Group, Inc. ("STG"), a leading provider of data center and professional services throughout North America, for a purchase price of $27.8 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $0.3 million, identifiable intangible assets of approximately $14.5 million, goodwill of approximately $14.1 million and liabilities of approximately $1.1 million. Identifiable intangible assets are primarily related to customer relationships with an estimated useful life of ten years. Proforma information for the acquisition of STG has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.
NOTE 7 — LOSS ON DISPOSAL OF SUBSIDIARIES

During the fourth quarter of fiscal 2015, the Company committed to a plan to sell its business operations in Chile and Peru. The Company classified the assets and liabilities of these entities as held for sale at January 31, 2015. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, the Company also committed to a plan to exit its business operations in Uruguay. The Company incurred a loss of $0.2 million and $0.7 million for the three and nine months ended October 31, 2015, respectively, for charges related to the plan to exit its business operations in Uruguay and costs related to the sale of its business operations in Chile and Peru. The Company has completed the sale of its operations in Chile and Peru and substantially completed the exit of its operations in Uruguay. The operating results of these entities during the three and nine months ended October 31, 2015 and 2014 were insignificant relative to the Company's consolidated financial results.

NOTE 8 — FAIR VALUE MEASUREMENTS

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	October 31, 2015			January 31, 2015
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$4,167			$9,903

Liabilities
Foreign currency forward contracts		$1,531			$5,411
Acquisition-related contingent consideration			$0			$3,381
The Company's foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either "prepaid expenses and other assets" or "accrued expenses and other liabilities" in the Consolidated Balance Sheet. See further discussion below in Note 9 – Derivative Instruments.
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. Approximately $3.3 million of the acquisition-related contingent consideration was paid during the first quarter of fiscal 2016. There are no remaining acquisition-related contingent consideration liabilities as of October 31, 2015.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net". The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at October 31, 2015 is $34.5 million and $34.7 million, respectively.
The $350.0 million Senior Notes discussed in Note 3 – Debt are carried at cost, less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes was approximately $360.3 million at October 31, 2015, based upon quoted market information (Level 1 criteria). The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
The carrying amounts of assets held for sale (Level 3) at January 31, 2015 were written-down to their fair value of $101.7 million based upon the expected business sales price (see Note 7 – Loss on Disposal of Subsidiaries). The carrying value of liabilities held for sale approximated the fair value as of January 31, 2015. There were no material non-recurring fair value remeasurements at October 31, 2015.

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
The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company classifies foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange gain of $4.9 million and $7.6 million, respectively, for the three months ended October 31, 2015 and 2014 and a net foreign currency exchange gain of $2.9 million and $2.1 million, respectively, for the nine months ended October 31, 2015 and 2014. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
The notional amount of forward exchange contracts is the amount of foreign currency to be bought or sold at maturity. Notional amounts are indicative of the extent of the Company’s involvement in the various types and uses of derivative financial instruments and are not a measure of the Company’s exposure to credit or market risks through its use of derivatives. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices. The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value Measurements.
The Company's monthly average notional amounts of derivative financial instruments outstanding during the three months ended October 31, 2015 and 2014 were $0.5 billion and $0.6 billion, respectively, with average maturities of 24 days and 35 days, respectively. The Company's monthly average notional amounts of derivative financial instruments outstanding during the nine months ended October 31, 2015 and 2014 were $0.5 billion and $0.7 billion, respectively, with average maturities of 31 days and 35 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.

NOTE 10 — COMMITMENTS & CONTINGENCIES

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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2015 and January 31, 2015, the outstanding amount of guarantees under these arrangements totaled $5.2 million and $5.5 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the nine months ended October 31, 2014, the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessments" on the Consolidated Statement of Income. During the second quarter of fiscal 2016, the Spanish Supreme Court issued final decisions which barred the assessments for several of the assessed years. As a result of these decisions, during the nine months ended October 31, 2015, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. Additionally, as a result of these decisions, the Company paid certain assessed amounts of $12.3 million during the third quarter of fiscal 2016. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish National Appellate Court and taking other actions to object to the assessments. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $4.7 million and $43.7 million at October 31, 2015 and January 31, 2015, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $17.6 million and $24.6 million at October 31, 2015 and January 31, 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
In the second quarter of fiscal 2016, the Company determined that it has additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $6.8 million in “value added tax assessments” in the Consolidated Statement of Income during the nine months ended October 31, 2015 representing the probable liability for VAT and associated penalties.
In the third quarter of fiscal 2016, one of the Company’s European subsidiaries received a claim from a vendor in the amount of approximately $14 million seeking reimbursement for certain discounts and promotions that were based upon customer price discounts. The Company is currently reviewing the claim and working with the vendor towards resolution, but the potential cost cannot be reasonably estimated.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SEGMENT INFORMATION
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

Financial information by geographic segment is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
	(In thousands)
Net sales to unaffiliated customers:
Americas (1)	$2,572,751	$2,644,085	$7,657,440	$7,842,547
Europe	3,855,789	4,117,096	11,238,722	12,488,594
Total	$6,428,540	$6,761,181	$18,896,162	$20,331,141

Operating income:
Americas (2) (3)	$38,857	$42,194	$161,968	$107,331
Europe (4) (5)	32,817	28,407	105,657	68,318
Stock-based compensation expense	(3,621)	(3,856)	(11,399)	(9,698)
Total	$68,053	$66,745	$256,226	$165,951

Depreciation and amortization:
Americas	$4,884	$4,224	$13,397	$12,530
Europe	9,463	12,538	29,121	40,161
Total	$14,347	$16,762	$42,518	$52,691

Capital expenditures:
Americas	$4,046	$3,391	$12,132	$8,243
Europe	4,135	4,361	11,045	10,977
Total	$8,181	$7,752	$23,177	$19,220

	As of
	October 31, 2015	January 31, 2015
	(In thousands)
Identifiable assets:
Americas	$2,242,988	$1,949,414
Europe	4,122,079	4,187,311
Total	$6,365,067	$6,136,725

Long-lived assets:
Americas (1)	$26,947	$24,121
Europe	37,017	38,983
Total	$63,964	$63,104

Goodwill & acquisition-related intangible assets, net:
Americas	$36,228	$8,810
Europe	291,898	309,158
Total	$328,126	$317,968

(1)
Net sales to unaffiliated customers in the United States represented 91% and 86%, respectively, of the total Americas' net sales to unaffiliated customers for the three months ended October 31, 2015 and 2014. Net sales to unaffiliated customers in the United States represented 90% and 86%, respectively, of the total Americas' net sales to unaffiliated customers for the nine months ended October 31, 2015 and 2014. Total long-lived assets in the United States represented 94% and 92% of the Americas' total long-lived assets at October 31, 2015 and January 31, 2015, respectively.

(2)
Operating income in the Americas for the three months ended October 31, 2015 includes a gain related to LCD settlements, net, of $3.0 million. Operating income in the Americas for the nine months ended October 31, 2015 includes a gain related to LCD settlements, net, of $63.1 million and restatement and remediation related expenses of $0.2 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the three months ended October 31, 2014 includes a gain related to LCD settlements, net, of $5.1 million and restatement and remediation related expenses of $0.9 million. Operating income in the Americas for the nine months ended October 31, 2014 includes the gain related to LCD settlements, net, of $5.1 million and restatement and remediation related expenses of $3.9 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(4)
Operating income in Europe for the nine months ended October 31, 2015 includes a net decrease in the accrual for assessments and penalties for various VAT matters in two European subsidiaries of $9.6 million (see further discussion in Note 10 – Commitments & Contingencies) and restatement and remediation expenses of $0.6 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(5)
Operating income in Europe for the three and nine months ended October 31, 2014 includes restatement and remediation related expenses of $1.2 million and $15.7 million, respectively (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies). Operating income in Europe for the nine months ended October 31, 2014 includes a decrease in the accrual for VAT matters in the Company's Spanish subsidiary of $6.2 million (see further discussion in Note 10 – Commitments & Contingencies).

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
We believe our strategy of execution, diversification and innovation differentiates us in the markets we serve and we believe we have opportunities for further gains in market share as our customer satisfaction ratings continue to improve. We continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. For example, in March 2015, we entered into an agreement for the sale of our business operations in Chile and Peru and also committed to a plan to exit our business operations in Uruguay as we did not believe these operations would generate consistently acceptable returns on invested capital. The operating results of these entities during the three and nine months ended October 31, 2015 and 2014 were insignificant relative to our consolidated financial results. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. One example of these investments is our acquisition in June 2015 of Signature Technology Group, Inc., a leading provider of data center and professional services throughout North America, for a purchase price of $27.8 million. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At October 31, 2015, we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 16%.
Recent Accounting Pronouncements and Legislation
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
Results of Operations
In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company also discloses certain non-GAAP financial information, including net sales adjusted for the impact of changes in foreign currencies (referred to as "constant currency") and the impact of the exit of certain country operations, non-GAAP operating income, non-GAAP net income and non-GAAP net income per diluted share. Management believes that providing this additional information is useful to investors because it provides a meaningful comparison of our performance between periods.
We do not consider stock-based compensation expense in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expense separately. The following table summarizes our net sales, change in net sales and operating income by geographic region for the three and nine months ended October 31, 2015 and 2014:

	Three months ended October 31, 2015		Three months ended October 31, 2014

	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$2,572,751	40.0%	$2,644,085	39.1%
Europe	3,855,789	60.0	4,117,096	60.9
Total	$6,428,540	100.0%	$6,761,181	100.0%

	Nine months ended October 31, 2015		Nine months ended October 31, 2014

	$	% of net sales	$	% of net sales
Net sales by geographic region ($ in thousands):
Americas	$7,657,440	40.5%	$7,842,547	38.6%
Europe	11,238,722	59.5	12,488,594	61.4
Total	$18,896,162	100.0%	$20,331,141	100.0%

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014
Year-over-year increase/(decrease) in net sales (%):
Americas (US$)	(2.7)%	2.8%	(2.4)%	4.7%
Americas (in constant currency)	(0.9)%	3.5%	(0.8)%	5.5%
Europe (US$)	(6.3)%	8.3%	(10.0)%	9.9%
Europe (in constant currency)	6.5%	12.7%	6.6%	8.1%
Total (US$)	(4.9)%	6.1%	(7.1)%	7.9%
Total (in constant currency)	3.6%	8.4%	3.8%	6.7%

	Three months ended October 31, 2015		Three months ended October 31, 2014

	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$38,857	1.51%	$42,194	1.60%
Europe	32,817	0.85%	28,407	0.69%
Stock-based compensation expense	(3,621)	(0.06)%	(3,856)	(0.06)%
Total	$68,053	1.06%	$66,745	0.99%

	Nine months ended October 31, 2015		Nine months ended October 31, 2014

	$	% of net sales	$	% of net sales
Operating income ($ in thousands):
Americas	$161,968	2.12%	$107,331	1.37%
Europe	105,657	0.94%	68,318	0.55%
Stock-based compensation expense	(11,399)	(0.06)%	(9,698)	(0.05)%
Total	$256,226	1.36%	$165,951	0.82%

	Three months ended October 31, 2015		Three months ended October 31, 2014

	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$36,607	1.42%	$38,182	1.44%
Europe	37,918	0.98%	36,477	0.89%
Stock-based compensation expense	(3,621)	(0.06)%	(3,856)	(0.06)%
Total	$70,904	1.10%	$70,803	1.05%

	Nine months ended October 31, 2015		Nine months ended October 31, 2014

	$	% of net sales	$	% of net sales
Non-GAAP operating income ($ in thousands):
Americas	$100,996	1.32%	$106,719	1.36%
Europe	112,665	1.00%	99,231	0.79%
Stock-based compensation expense	(11,399)	(0.06)%	(9,698)	(0.05)%
Total	$202,262	1.07%	$196,252	0.97%

The following tables provide a detailed reconciliation between results reported in accordance with GAAP and non-GAAP financial measures:

	Three months ended October 31,
	2015	2014
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$38,857	$42,194
LCD settlements, net	(3,049)	(5,059)
Restatement and remediation related expenses	34	877
Loss on disposal of subsidiaries	182	0
Acquisition-related intangible assets amortization expense	583	170
Non-GAAP operating income - Americas	$36,607	$38,182

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$32,817	$28,407
Restatement and remediation related expenses	13	1,187
Acquisition-related intangible assets amortization expense	5,088	6,883
Non-GAAP operating income - Europe	$37,918	$36,477

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$68,053	$66,745
LCD settlements, net	(3,049)	(5,059)
Restatement and remediation related expenses	47	2,064
Loss on disposal of subsidiaries	182	0
Acquisition-related intangible assets amortization expense	5,671	7,053
Non-GAAP operating income	$70,904	$70,803

GAAP to non-GAAP reconciliation of net income (1):
Net income	$41,900	$41,700
LCD settlements, net	(1,001)	(3,162)
Restatement and remediation related expenses	31	1,585
Loss on disposal of subsidiaries	114	0
Acquisition-related intangible assets amortization expense	4,150	5,181
Non-GAAP net income	$45,194	$45,304

GAAP to non-GAAP reconciliation of net income per share - diluted (1):
Net income per share - diluted	$1.18	$1.09
LCD settlements, net	(0.03)	(0.08)
Restatement and remediation related expenses	0.00	0.04
Loss on disposal of subsidiaries	0.01	0.00
Acquisition-related intangible assets amortization expense	0.12	0.13
Non-GAAP net income per share - diluted	$1.28	$1.18
(1) Amounts presented net of tax.

	Nine months ended October 31,
	2015	2014
	(In thousands, except per share amounts)
GAAP to non-GAAP reconciliation of operating income - Americas:
Operating income - Americas	$161,968	$107,331
LCD settlements, net	(63,087)	(5,059)
Restatement and remediation related expenses	218	3,937
Loss on disposal of subsidiaries	699	0
Acquisition-related intangible assets amortization expense	1,198	510
Non-GAAP operating income - Americas	$100,996	$106,719

GAAP to non-GAAP reconciliation of operating income - Europe:
Operating income - Europe	$105,657	$68,318
Value added tax assessments (1)	(9,563)	(6,229)
Restatement and remediation related expenses	611	15,741
Acquisition-related intangible assets amortization expense	15,960	21,401
Non-GAAP operating income - Europe	$112,665	$99,231

Consolidated GAAP to non-GAAP reconciliation of operating income:
Operating income	$256,226	$165,951
LCD settlements, net	(63,087)	(5,059)
Value added tax assessments (1)	(9,563)	(6,229)
Restatement and remediation related expenses	829	19,678
Loss on disposal of subsidiaries	699	0
Acquisition-related intangible assets amortization expense	17,158	21,911
Non-GAAP operating income	$202,262	$196,252

GAAP to non-GAAP reconciliation of net income(2):
Net income	$169,589	$94,495
LCD settlements, net	(41,125)	(3,162)
Value added tax assessments and interest expense (1)	(15,011)	(6,229)
Restatement and remediation related expenses	610	14,672
Loss on disposal of subsidiaries	573	0
Acquisition-related intangible assets amortization expense	12,632	16,064
Non-GAAP net income	$127,268	$115,840

GAAP to non-GAAP reconciliation of net income per share - diluted(2):
Net income per share - diluted	$4.66	$2.46
LCD settlements, net	(1.13)	(0.08)
Value added tax assessments and interest expense (1)	(0.41)	(0.16)
Restatement and remediation related expenses	0.02	0.38
Loss on disposal of subsidiaries	0.02	0.00
Acquisition-related intangible assets amortization expense	0.34	0.42
Non-GAAP net income per share - diluted	$3.50	$3.02
(1) Non-GAAP operating income for the nine months ended October 31, 2015 excludes a decrease in the accrual for assessments and penalties for various VAT matters in two European subsidiaries (see Note 10 of Notes to Consolidated Financial Statements for further discussion). Non-GAAP net income for the nine months ended October 31, 2015 excludes this amount and a $9.0 million benefit for associated interest expense previously accrued, net of the $3.6 million tax impact.
(2) Amounts presented net of tax.

The following table sets forth our Consolidated Statement of Income as a percentage of net sales for the three and nine months ended October 31, 2015 and 2014, as follows:

	Three months ended October 31,		Nine months ended October 31,
	2015	2014	2015	2014

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.10	95.05	95.07	94.97
Gross profit	4.90	4.95	4.93	5.03
Operating expenses:
Selling, general and administrative expenses	3.88	4.01	3.95	4.17
LCD settlements, net	(0.04)	(0.08)	(0.33)	(0.03)
Value added tax assessments	0.00	0.00	(0.05)	(0.03)
Restatement and remediation related expenses	0.00	0.03	0.00	0.10
Loss on disposal of subsidiaries	0.00	0.00	0.00	0.00
	3.84	3.96	3.57	4.21
Operating income	1.06	0.99	1.36	0.82
Interest expense	0.09	0.10	0.04	0.10
Other expense (income), net	0.01	0.00	0.01	0.01
Income before income taxes	0.96	0.89	1.31	0.71
Provision for income taxes	0.31	0.27	0.41	0.25
Net income	0.65%	0.62%	0.90%	0.46%
Three and nine months ended October 31, 2015 and 2014
Net sales
Our consolidated net sales were $6.4 billion in the third quarter of fiscal 2016, a decrease of approximately 5 percent when compared to the third quarter of fiscal 2015. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 9 percent. The exit of our operations in Chile, Peru and Uruguay also negatively impacted our year over year net sales comparison by approximately 1 percent. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016 and the exit of our operations in Chile, Peru and Uruguay, consolidated net sales increased by approximately 5 percent in comparison with the same period of the prior fiscal year.
On a regional basis, during the third quarter of fiscal 2016, net sales in the Americas were $2.6 billion, a decrease of approximately 3 percent when compared to the third quarter of the prior year. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 2 percent. The exit of our operations in Chile, Peru, and Uruguay also negatively impacted our year-over-year net sales comparison by approximately 3 percent. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016 and the exit of our operations in Chile, Peru and Uruguay, Americas net sales increased by approximately 2 percent in comparison with the same period of the prior fiscal year primarily due to growth in data center and consumer electronics product categories.
Net sales in Europe were $3.9 billion in the third quarter of fiscal 2016, a decrease of approximately 6 percent when compared to the third quarter of the prior year (an increase of approximately 6 percent on a constant currency basis). The majority of our trade regions posted year-over-year sales growth in local currencies, most notably Germany, Italy and Iberia. The increase in net sales in Europe in constant currency is primarily due to growth in broadline, mobility, and data center product categories.
On a year-to-date basis, consolidated net sales were $18.9 billion during the first nine months of fiscal 2016, a decrease of approximately 7 percent when compared to the first nine months of fiscal 2015. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 11 percent. The exit of our operations in Chile, Peru and Uruguay also negatively impacted our year-over-year net sales comparison by approximately 1 percent. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016 and the exit of our operations in Chile, Peru and Uruguay, consolidated net sales increased by approximately 5 percent in comparison with the same period of the prior fiscal year.

On a regional basis, during the first nine months of fiscal 2016, net sales in the Americas decreased by approximately 2 percent when compared to the first nine months of fiscal 2015. The weakening of certain foreign currencies against the U.S. dollar negatively impacted our year-over-year net sales comparison by approximately 2 percent. The exit of our operations in Chile, Peru and Uruguay also negatively impacted our year-over-year net sales comparison by approximately 3 percent. Excluding the negative impact of the weakening of certain foreign currencies against the U.S. dollar in fiscal 2016 and the exit of our operations in Chile, Peru and Uruguay, Americas net sales increased by approximately 2 percent in comparison with the same period of the prior fiscal year primarily due to growth in data center products.
Net sales in Europe decreased by approximately 10 percent (an increase of approximately 7 percent on a constant currency basis) during the first nine months of fiscal 2016. The increase in net sales in Europe in constant currency is primarily due to growth within broadline, mobility and data center product categories.
Approximately 20%, 19% and 10% of our consolidated net sales during the three months ended October 31, 2015 were generated by products purchased from Apple, Inc., Hewlett Packard Company, and Cisco Systems, Inc., respectively. Approximately 20%, 16%, and 9% of our consolidated net sales during the three months ended October 31, 2014 were generated by products purchased from Hewlett Packard Company, Apple, Inc. and Cisco Systems, Inc., respectively.
For the nine months ended October 31, 2015, approximately 19%, 18%, and 10% of our consolidated net sales were generated by products purchased from Hewlett Packard Company, Apple, Inc. and Cisco Systems, Inc., respectively. Approximately 20%, 14%, and 9% of our consolidated net sales during the nine months ended October 31, 2014 were generated by products purchased from Hewlett Packard Company, Apple, Inc. and Cisco Systems, Inc., respectively. There were no other vendors or any customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2015 and 2014.
Gross profit
Gross profit as a percentage of net sales ("gross margin") decreased during the third quarter of fiscal 2016 to 4.90% compared to the 4.95% gross margin in the third quarter of fiscal 2015. On a year to date basis, gross margin decreased to 4.93% from 5.03% for the first nine months of fiscal 2016 compared to the comparable period of the prior fiscal year. The decline in gross margin during the third quarter and first nine months of fiscal 2016 compared to the same periods of the prior year is primarily attributable to changes in product mix.
Selling, general and administrative expenses (“SG&A”)
SG&A as a percentage of net sales decreased to 3.88% in the third quarter of fiscal 2016, compared to 4.01% in the third quarter of fiscal 2015. On a year to date basis, SG&A as a percentage of net sales decreased to 3.95% compared to 4.17% in the first nine months of the prior fiscal year. The year-over-year decrease in SG&A as a percentage of net sales is primarily due to greater operating leverage in Europe as we generated sales growth while keeping our costs relatively flat in constant currency. In absolute dollars, SG&A decreased by $21.6 million to $249.6 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 and decreased by $100.4 million to $746.9 million in the first nine months of fiscal 2016 compared to the same period of the prior year primarily due to the impact of the weakening of certain foreign currencies against the U.S. dollar.
LCD settlements, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers in the amount of $3.0 million and $5.1 million, respectively, during the three months ended October 31, 2015 and 2014 and $63.1 million and $5.1 million, respectively, during the nine months ended October 31, 2015 and 2014, net of estimated attorney fees and expenses. There are similar litigation proceedings continuing against other manufacturers which could result in additional favorable settlement agreements.
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
During the second quarter of fiscal 2016, the Spanish Supreme Court issued final decisions barring the assessments for several of the assessed years. As a result of these decisions, during the nine months ended October 31, 2015, the Company decreased its accrual for the assessments and penalties associated with this matter by $16.4 million (see Note 10 of Notes to Consolidated Financial Statements for further discussion).
In the second quarter of fiscal 2016, the Company determined that it has additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $6.8 million during the nine months ended October 31, 2015, representing the probable liability for VAT and associated penalties.

Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. Restatement and remediation related expenses incurred by the Company were insignificant and $2.1 million, respectively, during the three months ended October 31, 2015 and 2014 and $0.8 million and $19.7 million, respectively, during the nine months ended October 31, 2015 and 2014. The Company has remediated all material weaknesses identified during the restatement, therefore, restatement and remediation related expenses are expected to be insignificant during the remainder of fiscal 2016.
Loss on disposal of subsidiaries
During the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, we also committed to a plan to exit our business operations in Uruguay. The Company incurred a loss of $0.2 million and $0.7 million for the three and nine months ended October 31, 2015, respectively, for charges related to the plan to exit its business operations in Uruguay and costs related to the sale of its business operations in Chile and Peru. The Company has completed the sale of its operations in Chile and Peru and substantially completed the exit of its operations in Uruguay.
Interest expense
Interest expense decreased to $5.6 million in the third quarter of fiscal 2016 compared to $6.5 million in the third quarter of fiscal 2015 primarily due to lower average borrowings under our financing facilities. Interest expense decreased to $8.0 million in the first nine months of fiscal 2016 compared to $20.6 million in the first nine months of the prior year on a year to date basis, primarily attributable to a $9.0 million benefit recorded in the second quarter of fiscal 2016 for the reversal of interest expense previously accrued related to the Spanish Supreme Court decision in connection with the VAT assessments in one of the Company's subsidiaries in Spain discussed above (see Note 10 of Notes to Consolidated Financial Statements for further discussion) and lower average borrowings under our financing facilities.
Other expense (income), net
Other expense (income), net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was $0.9 million of expense in the third quarter of fiscal 2016 compared to $0.2 million of income in the third quarter of the prior year. On a year-to-date basis, other expense (income), net, was $1.1 million of expense in the first nine months of fiscal 2016 compared to $0.8 million of expense in the first nine months of the prior year. The increase in other expense (income), net, is primarily attributable to lower gains on investments in life insurance policies offset by an increase in foreign currency exchange gains.
Provision for income taxes
Our effective tax rate was 31.9% in the third quarter of fiscal 2016 and 31.1% in the third quarter of fiscal 2015. Our effective tax rate was 31.4% for the first nine months of fiscal 2016 compared to 34.6% for the same period of the prior year. The change in the effective tax rate for the third quarter and first nine months of fiscal 2016 compared to the same periods of the prior year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate, including reduced losses in tax jurisdictions where we are not able to record a tax benefit, as well as the resolution of certain discrete tax items.
On an absolute dollar basis, the provision for income taxes increased 4.6% to $19.6 million for the third quarter of fiscal 2016 compared to $18.8 million in the same period of fiscal 2015 and increased 55.1% to $77.5 million for the first nine months of fiscal 2016 compared to $50.0 million for the same period of the prior fiscal year. The increase in the provision for income taxes in these periods is primarily due to an increase in taxable earnings in certain countries in which we operate.
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
Cash Flows
The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended October 31, 2015 and 2014:

	Nine months ended October 31,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$221,362	$(57,979)
Investing activities	(31,005)	(12,099)
Financing activities	(144,333)	(1,212)
Effect of exchange rate changes on cash and cash equivalents	(3,059)	(33,073)
Net increase (decrease) in cash and cash equivalents	$42,965	$(104,363)
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
The following table presents the components of our cash conversion cycle, in days, as of October 31, 2015 and January 31, 2015:

	As of October 31, 2015	As of January 31, 2015
Days of sales outstanding	41	35
Days of supply in inventory	32	26
Days of purchases outstanding	(52)	(41)
Cash conversion cycle (days)	21	20
Net cash provided by operating activities was $221.4 million in the first nine months of fiscal 2016 compared to net cash used in operating activities of $58.0 million for the same period of the prior year. The increase of $279.4 million in cash resulting from operating activities in the first nine months of fiscal 2016 compared to the same period of the prior year can be primarily attributed to higher earnings and the timing of both cash receipts from our customers and payments to our vendors.
Net cash used in investing activities was $31.0 million in the first nine months of fiscal 2016 compared to $12.1 million for the same period of the prior year. The increase of $18.9 million in cash used in investing activities in the first nine months of fiscal 2016 compared to the same period of the prior year can be primarily attributed to $27.8 million of cash paid for the acquisition of certain assets of Signature Technology Group, Inc., $7.1 million of proceeds received in the prior year from the sale of a building and $4.0 million of increased expenditures related to the continuing expansion and upgrading of our IT systems, office facilities and equipment for our logistics centers in both the Americas and Europe. These amounts are partially offset by $20.0 million of proceeds from the sale of our subsidiaries in Chile and Peru. We expect to make total capital expenditures of approximately $35 million during fiscal 2016 for equipment and machinery in our logistics centers, office facilities and IT systems.

Net cash used in financing activities was $144.3 million in the first nine months of fiscal 2016 compared to $1.2 million for the same period of the prior year. The change can be primarily attributed to the repurchase of shares of common stock under our share repurchase programs in the amount of $147.0 million.
Capital Resources and Debt Compliance
Our debt to total capital ratio was 16% at October 31, 2015. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions, which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions, however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. At October 31, 2015, we had approximately $586.0 million in cash and cash equivalents, of which $412.1 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes") resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes are senior, unsecured obligations of the Company and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness.
Other Credit Facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended on November 5, 2015, which, among other things, (i) provides for a maturity date of November 5, 2020, (ii) provides for an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) may be increased to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2015 and January 31, 2015.
We also have an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide security or collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company legally isolates certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $805.6 million and $594.9 million at October 31, 2015 and January 31, 2015, respectively. As collections reduce accounts receivable balances included in the security or collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program was renewed in August 2015 with a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under this program at October 31, 2015 and January 31, 2015.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $319.6 million at October 31, 2015 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $16.7 million outstanding on these facilities at October 31, 2015, at a weighted average interest rate of 5.13%, and $12.8 million outstanding at January 31, 2015, at a weighted average interest rate of 4.97%.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At October 31, 2015, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on these other credit facilities is approximately $743.7 million, of which $16.7 million was outstanding at October 31, 2015.
At October 31, 2015, we had also issued standby letters of credit of $65.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2015 and January 31, 2015, the Company had a total of $391.1 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2015 and 2014, discount fees recorded under these facilities were $0.9 million and $0.7 million, respectively and during the nine months ended October 31, 2015 and 2014, discount fees recorded under these facilities were $2.9 million and $3.4 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.
Share Repurchase Program
The Company repurchased 2,497,029 shares of its common stock during the nine months ended October 31, 2015 at a cost of $147.0 million in connection with two $100.0 million share repurchase programs approved by the Board of Directors in June 2015 and December 2014. These share repurchase programs were completed during the nine months ended October 31, 2015.
In conjunction with our share repurchase programs approved by the Board of Directors, we entered into 10b5-1 plans that instruct the brokers selected by us to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plans on any given trading day is determined by formulas in the plans, which are based on the market price of our common stock. Shares repurchased by us are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. No material changes have occurred in our market risks since January 31, 2015.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.    Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During the fourth quarter of fiscal year 2014, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During the second quarter of fiscal year 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the nine months ended October 31, 2014, the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessments" on the Consolidated Statement of Income. During the second quarter of fiscal 2016, the Spanish Supreme Court issued final decisions which barred the assessments for several of the assessed years. As a result of these decisions, during the nine months ended October 31, 2015, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. Additionally, as a result of these decisions, the Company paid certain assessed amounts of $12.3 million during the third quarter of fiscal 2016. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish National Appellate Court and taking other actions to object to the assessments. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $4.7 million and $43.7 million at October 31, 2015 and January 31, 2015, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure where the CIDE tax, including interest, may be considered due to be approximately $17.6 million and $24.6 million at October 31, 2015 and January 31, 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase programs during the quarter ended October 31, 2015:

	Issuer Purchases of Equity Securities
				Maximum dollar
			Total number of shares	value of shares
			purchased as part	that may yet
	Total number of	Average price paid	of a publicly announced	be purchased under
Period	shares purchased	per share	plan or programs	the plan or programs
August 1 - August 31, 2015	444,676	$59.32	444,676	$10,533,484
September 1 - September 30, 2015	144,887	$66.25	144,887	$934,216
October 1 - October 31, 2015	13,628	$68.55	13,628	$0
Total	603,191	$61.19	603,191

ITEM 3.    Defaults Upon Senior Securities.
Not applicable.

ITEM 4.    Mine Safety Disclosures.
Not applicable.

ITEM 5.	Other Information.
Not applicable.

ITEM 6.	Exhibits.

(a)	Exhibits

10-BBan	Amendment Number 21 to Transfer and Administration Agreement dated as of August 31, 2015

31-A	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2015 and January 31, 2015; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2015 and 2014; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	December 3, 2015
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President and Chief Financial Officer (principal financial officer)	December 3, 2015
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President and Corporate Controller (principal accounting officer)	December 3, 2015
Jeffrey L. Taylor