Form 10-K
period 2016-01-31
TECH DATA CORP
filed 2016-03-24
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates was $2,036,301,933 based on the reported last sale price of common stock on July 31, 2015 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 9, 2016
Common stock, par value $.0015 per share	35,087,522

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders on June 1, 2016, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1.    Business.

OVERVIEW
Tech Data Corporation (“Tech Data”, "we", "our", "us" or the “Company”) is one of the world’s largest wholesale distributors of technology products. We serve as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing our customers with advanced logistics capabilities and value-added services. Our customers include approximately 105,000 value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East and Africa. The two primary geographic markets we serve are the Americas and Europe. For a discussion of our geographic reporting segments, see Item 8, "Financial Statements and Supplementary Data.”
Some of our key financial objectives are to gain share in select product areas in the geographies in which we operate and to improve operating income by growing gross profit faster than operating costs. In addition, we focus on deploying the right level of capital that yields solid operating cash flow generation and a return on invested capital that is above our weighted average cost of capital.
Key to achieving our financial objectives is our strategy of execution, diversification and innovation that we believe differentiates our business in the marketplace.
Execution is fundamental to our business success. We have 22 logistics centers where each day, tens of millions of dollars of technology products are received from vendors, picked and packed and shipped to our customers. Products are generally shipped from regionally located logistics centers the same day the orders are received. In addition, execution is marked by a high level of service provided to our customers through our company’s technical, sales and marketing support, electronic commerce tools, product integration services and financing programs.
Our diversification strategy seeks to continuously remix our product, customer and services portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, cloud computing, mobility, the Internet of Things ("IoT") and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient infrastructure to capture new market opportunities in our strategic focus areas of data center, software, mobility, consumer electronics, integrated supply chain services and other value-added service offerings.
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
From fiscal 1989 through fiscal 2011, we expanded geographically through the acquisitions of several distribution companies in both the Americas and Europe, strengthening our position in certain product and customer segments. In fiscal 2008, we executed an agreement with Brightstar Corp. ("Brightstar"), one of the world's largest wireless products distributors and supply chain solutions providers, to establish a joint venture in Europe. In fiscal 2013, we acquired Brightstar’s fifty percent ownership interest in this joint venture, herinafter referred to as Tech Data Mobile. Tech Data Mobile distributes mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets.
In fiscal 2012, we made two acquisitions in the European technology distribution marketplace. The addition of these businesses expanded our product and customer portfolios and continued to add desired skill sets, while leveraging our logistics infrastructure in Europe. Also in fiscal 2012, we executed an agreement with Brightstar to establish TDMobility, a joint venture in the United States. In fiscal 2014, we acquired Brightstar's fifty percent ownership interest in this joint venture, hereinafter referred to as Tech Data Mobile Solutions. Tech Data Mobile Solutions simplifies the selling, delivery and support of mobile services for our reseller customers serving the small and medium business markets.
In fiscal 2013, we completed the acquisition of several distribution companies of Specialist Distribution Group (collectively "SDG"), the distribution arm of Specialist Computer Holdings PLC, a privately-held IT services company headquartered in the United Kingdom. The acquisition of SDG supports the Company’s diversification strategy by strengthening its European data center and broadline offerings in key markets and expanding the Company’s vendor and customer portfolios, while leveraging the Company’s existing pan-European infrastructure.
In March 2015, we entered into an agreement for the sale of our business operations in Chile and Peru and also committed to a plan to exit our business operations in Uruguay as we did not believe these operations would generate consistently acceptable returns on invested capital. In June 2015, the Company completed the acquisition of Signature Technology Group, Inc. ("STG"), a provider of data center and professional services throughout North America.
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
PRODUCTS AND VENDORS
We distribute and market hundreds of thousands of products from more than 1,200 of the world’s leading technology hardware suppliers, networking equipment suppliers, software publishers, and other suppliers of technology peripherals, consumer electronics, digital displays and mobile phone hardware and accessories. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand, or vendor distribution policies. Overall, we believe that our diversified and evolving product portfolio will provide a solid platform for continued growth.
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
Many of our vendor agreements also allow for stock rotation and price protection provisions. Stock rotation rights give us the ability, subject to certain limitations, to return for credit or exchange a portion of those inventory items purchased from the vendor. Price protection situations occur when a vendor credits us for declines in inventory value resulting from the vendor’s price reductions. Along with our inventory management policies and practices, these provisions reduce our risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.
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

Our product mix is divided into five strategic focus categories, which are primarily comprised of the following products:

Broadline	notebooks, tablets, desktops, printers, printer supplies and components
Data center	industry standard servers, proprietary servers, networking, and storage
Software	virtualization, cloud, security, desktop applications, operating systems and utilities software
Mobility	mobile phones and accessories
Consumer electronics	TV's, digital displays, consumer audio-visual devices and network-attached consumer devices

Our consolidated net sales for fiscal 2016, 2015 and 2014 within our strategic focus categories approximated the following:

Year ended January 31:	2015	2014
Broadline	47%	46%
Data center	22%	23%
Software	18%	18%
Mobility	10%	9%
Consumer electronics	3%	4%

We generated approximately 20%, 15% and 13% of our consolidated net sales in fiscal 2016, 2015 and 2014, respectively, from products purchased from Apple, Inc. In addition, approximately 18%, 19% and 21% of our consolidated net sales in fiscal 2016, 2015 and 2014 were generated from products purchased from Hewlett-Packard Company (“HP”). HP split into two companies, HP Inc. (“HPI”) and Hewlett Packard Enterprise (“HPE”), effective November 1, 2015. The amounts presented in relation to HP include the combined sales generated from products purchased from HPI and HPE. There were no other vendors that accounted for 10% or more of our consolidated net sales in fiscal 2016, 2015 and 2014.
CUSTOMERS AND SERVICES
Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of approximately 105,000 VARs, direct marketers, retailers and corporate resellers. No single customer accounted for more than 10% of our net sales during fiscal 2016, 2015 and 2014.
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
In addition to an extensive product offering from the world's leading technology vendors, we provide resellers a high level of customer service through our training and technical support, suite of electronic commerce tools, customized shipping documents, product configuration/integration services and access to flexible financing programs. We also provide services to our vendors by providing them the opportunity to participate in a number of special promotions and marketing services targeted to the needs of our resellers.
As part of our aforementioned diversification strategy, our other strategic areas of focus for the company are integrated supply chain services designed to provide innovative third party logistics and other service offerings to our business partners, as well as value-added, professional services designed to augment our customers' technical capabilities. Service revenues were less than 10% of our consolidated net sales during fiscal 2016, 2015 and 2014.
We provide our vendors with access to one of the largest bases of resellers throughout the Americas and Europe, delivering products to those resellers from our 22 regionally located logistics centers. We have located our logistics centers near our customers which enables us to deliver products on a timely basis, thereby reducing the customers’ need to invest in inventory (see also Item 2, "Properties" for further discussion of our locations and logistics centers).
SALES AND ELECTRONIC COMMERCE
Our sales team consists of field sales and inside telemarketing sales representatives. The sales representatives are provided comprehensive training on our policies and procedures, the technical specifications of products, and attend product seminars offered by our vendors. Field sales representatives are typically located in major metropolitan areas in their respective geographies and are supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Customers typically call our inside sales teams on dedicated telephone numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.
Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have electronic data interchange ("EDI") services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated on-line, which improves efficiency and timeliness for the Company and our customers.
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
We compete against several distributors in the Americas market, including broad-based IT product distributors such as Ingram Micro Inc. ("Ingram Micro"), Synnex Corp., and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment in Europe is more fragmented, with market share spread among several regional and local competitors such as ALSO/Actebis and Esprinet, as well as international distributors such as Ingram Micro, Westcon Group, Inc., Arrow and Avnet.
The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market. Additionally, certain direct sales relationships between manufacturers, resellers, and end-users continue to introduce change into the competitive landscape of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors, such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly cost-effective and efficient manner. Our logistics capabilities, as well as our sales and marketing, credit and product management expertise, allow our vendors to expand their market coverage while lowering their selling, inventory and fulfillment costs.
EMPLOYEES
On January 31, 2016, we had approximately 9,000 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.
FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
We operate predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: the Americas and Europe.

Over the past several years, we have expanded our presence in certain existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income in connection with such a disposition. For information on our net sales, operating income and identifiable assets by geographic region, see Note 14 of Notes to Consolidated Financial Statements.
ASSET MANAGEMENT
We manage our inventories in a manner that allows us to maintain sufficient quantities to achieve high order fill rates while attempting to stock only those products in high demand that have a rapid turnover rate. Our business, like that of other distributors, is subject to the risk that the value of inventory will be impacted adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising the inventory. Our contracts with many of our vendors provide price protection and stock rotation privileges to reduce the risk of loss due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, we generally receive a credit for the impact on products in inventory and we have the right to rotate a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped reduce the risk of loss of inventory value.
We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. In certain countries, we have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. The Company also has arrangements with certain finance companies that provide inventory financing facilities to our customers as an additional approach to mitigate credit risk. Certain of the Company’s vendors subsidize these financing arrangements for the benefit of our customers. Customers who qualify for credit terms are typically granted net 30-day payment terms in the Americas. While credit terms in Europe vary by country, the vast majority of customers are granted credit terms ranging from 30 to 60 days. We also sell products on a prepayment, credit card and cash-on-delivery basis.

ADDITIONAL INFORMATION AVAILABLE
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. We therefore file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other documents with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information.
Our principal Internet address is www.techdata.com. We make available free of charge, through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information on Tech Data’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.
EXECUTIVE OFFICERS
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 24, 2016:

Name	Age	Title
Robert M. Dutkowsky	61	Chief Executive Officer
Charles V. Dannewitz	61	Executive Vice President and Chief Financial Officer
Richard T. Hume	56	Executive Vice President and Chief Operating Officer
John A. Tonnison	47	Executive Vice President, Cloud Computing and Chief Information Officer
Néstor Cano	51	President, Europe
Joseph H. Quaglia	51	President, the Americas
Alain Amsellem	56	Senior Vice President and Chief Financial Officer, Europe
Beth E. Simonetti	50	Senior Vice President and Chief Human Resources Officer
Jeffrey L. Taylor	49	Senior Vice President and Corporate Controller
Joseph B. Trepani	55	Senior Vice President and Chief Financial Officer, the Americas
David R. Vetter	56	Senior Vice President, General Counsel and Secretary
Robert M. Dutkowsky, Chief Executive Officer, joined Tech Data as Chief Executive Officer and was appointed to the Board of Directors in October 2006. His career began with IBM where, during his 20-year tenure, he served in several senior management positions including Vice President, Distribution - IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky served as President, CEO, and Chairman of the Board of Egenera, Inc. (a software and virtualization technology company), from 2004 until 2006, and served as President, CEO, and Chairman of the Board of J.D. Edwards & Co., Inc. (a software company) from 2002 until 2004. He was President, CEO, and Chairman of the Board of GenRad, Inc. from 2000 until 2002. Starting in 1997, Mr. Dutkowsky was Executive Vice President, Markets and Channels, at EMC Corporation before being promoted to President, Data General, in 1999. Mr. Dutkowsky holds a Bachelor of Science in Industrial and Labor Relations from Cornell University.
Charles V. Dannewitz, Executive Vice President and Chief Financial Officer, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in March 2000, and assumed responsibility for worldwide treasury operations in July 2003. In February 2014, he was appointed Senior Vice President and Chief Financial Officer, the Americas. In June 2015, he was promoted to Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Dannewitz was employed by Price Waterhouse from 1981 to 1995, most recently as a tax partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Illinois Wesleyan University.
Richard T. Hume, Executive Vice President and Chief Operating Officer, joined the Company in March 2016. Prior to his appointment at the Company, Mr. Hume was employed for over thirty years at IBM. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science in Accounting from Pennsylvania State University.
John A. Tonnison, Executive Vice President, Cloud Computing and Chief Information Officer, joined the Company in March 2001 as Vice President, Worldwide E-Business and was promoted to Senior Vice President of IT Americas in December 2006. In February 2010, he was appointed to Executive Vice President and Chief Information Officer. In July 2015, additional responsibilities were added to the role to include leadership of the strategic directions, operations and go-to-market execution of the Company's cloud business. Prior to joining the Company, Mr. Tonnison held executive management positions in the U.S., United Kingdom and Germany with

Computer 2000, Technology Solutions Network and Mancos Computers. Mr. Tonnison was educated in the United Kingdom and became a U.S. citizen in 2006.
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
Joseph H. Quaglia, President, the Americas, joined the Company in May 2006 as Vice President, East and Government Sales and was promoted to Senior Vice President of U.S. Marketing in November 2007. In February 2012, he was appointed to the additional role of President, TDMobility and he was promoted to President, the Americas in November 2013. Prior to joining the Company, Mr. Quaglia held senior management positions with CA Technologies, StorageNetworks Inc. and network software provider Atabok. Mr. Quaglia holds a Bachelor of Science in Computer Science from Indiana State University and an M.B.A. from Butler University.
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
Beth E. Simonetti, Senior Vice President and Chief Human Resources Officer, joined the company in September 2015 as Senior Vice President and Chief Human Resources Officer. Prior to joining Tech Data, Ms. Simonetti served as Senior Vice President, Human Resources at Baker & Taylor, Inc. since 2010. Previously, she was an executive search consultant and was with Cardinal Health for 12 years in various HR leadership positions. Ms. Simonetti holds a Bachelor of Science degree from Miami University in Ohio and a Masters of Hospital and Health Services Administration from Ohio State University.
Jeffrey L. Taylor, Senior Vice President and Corporate Controller, joined the Company in May 2007 and held the position of Vice President, Corporate Accounting through April 2011. Mr. Taylor rejoined the Company in October 2012 serving in the same capacity until July 2013 when he was appointed Vice President and Assistant Corporate Controller. In June 2015 he was promoted to Senior Vice President and Corporate Controller. Prior to rejoining the Company in October 2012, Mr. Taylor served in executive financial management with a value-added reseller and previously was employed by Deloitte & Touche ("Deloitte") from 1992 to 2003, most recently as Audit Partner in Russia and including three years in Deloitte's U.S. national office in the Quality Assurance and SEC Services groups. Mr. Taylor holds a Bachelor of Science in Accounting from San Diego State University.
Joseph B. Trepani, Senior Vice President and Chief Financial Officer, the Americas, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President and Worldwide Controller and to Senior Vice President and Corporate Controller in March 1998. In June 2015, he was appointed Senior Vice President and Chief Financial Officer, the Americas. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from 1989 to 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Florida State University.
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
High levels of unemployment in the markets we serve, as well as austerity measures that may be implemented by governments in those markets, can constrain economic growth resulting in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in gross profits, our operating profits typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand. Should we experience a decline in operating profits, especially in Europe, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.
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
It is very typical in our industry that the value of inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of many of our vendors to protect distributors from the loss in value of inventory due to technological change or the vendors' price reductions. Some vendors, however, may be unwilling or unable to pay the Company for price protection claims or products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect the Company, or that the Company will be able to successfully manage its existing and future inventories.
Failure to obtain adequate product supplies from our largest vendors, or terminations of a supply or services agreement, or a significant change in vendor terms or conditions of sale by our largest vendors may negatively affect our net sales and operating profit.
The Company receives a significant percentage of revenues from products it purchases from certain vendors, such as Apple, Inc., HP Inc. and Hewlett Packard Enterprise. These vendors have significant negotiating power over us and rapid, significant and adverse changes in sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, may reduce the profit we can earn on these vendors' products and result in loss of revenue and profitability. The Company's gross profit could be negatively impacted if the Company is unable to pass through the impact of these changes to the Company's customers or cannot develop systems to manage ongoing vendor programs. In addition, the Company's standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company's key vendors, a change in their strategy (such as increasing direct sales), the merger or reorganization of significant vendors, or significant changes in terms on their products may adversely affect the Company's business.
Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company's business.
The Company's business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines, trade credit from vendors, proceeds from public offerings of its common stock and proceeds from debt offerings to satisfy its capital needs and to finance growth. The Company utilizes various financing instruments such as receivables securitization, leases, revolving credit facilities and trade receivable purchase agreements. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such sources of capital could have an adverse effect on the Company's business. The Company's credit facilities contain various financial and other covenants that may limit the Company's ability to borrow, or limit the Company's flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Increases in interest rates would result in an increase in the interest expense on the Company's variable debt, which would reduce the Company's profitability.
We conduct business in countries outside of the United States, which exposes us to fluctuations in foreign currency exchange rates that result in losses in certain periods.
Approximately 65%, 68% and 67% of our net sales in fiscal 2016, 2015 and 2014 were generated in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. In addition, the value of the Company's equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company made investments in the country. In addition, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to the Company. This may result in market pricing that the Company cannot meet without significantly lower profit on sales.

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

ITEM 1B.    Unresolved Staff Comments.
Not applicable.

ITEM 2.    Properties.
Our executive offices are located in Clearwater, Florida. As of January 31, 2016, we operated a total of 22 logistics centers to provide our customers timely delivery of products. There are eleven logistics centers in each of the two regions in which we operate, the Americas and Europe.
As of January 31, 2016, we leased or owned approximately 7.1 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.    Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During 2013, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of that decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessments" in the Consolidated Statement of Income. During fiscal 2016, the Spanish Supreme Court issued final decisions which barred the assessments for several of the assessed years. As a result of these decisions, during the fiscal year ended January 31, 2016 the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. Additionally, as a result of these decisions, the Company paid certain assessed amounts of $12.3 million during fiscal 2016. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish National Appellate Court and taking other actions to object to the assessments. The Company estimates the total exposure for these assessments, including various penalties and interest, was approximately $4.6 million and $43.7 million at January 31, 2016 and 2015, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure related to CIDE tax, including interest, was approximately $17.3 million and $24.6 million at January 31, 2016 and 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.

In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low market prices for our common stock as reported by the NASDAQ. As of March 9, 2016, there were 223 holders of record and we believe that there were 16,566 beneficial holders.

MARKET PRICE

STOCK PERFORMANCE CHART
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2011 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2011
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2011	2012	2013	2014	2015	2016
Tech Data Corporation	100	111	109	115	122	133
NASDAQ Stock Market (U.S.) Index	100	107	122	161	184	188
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	103	101	140	139	151

 Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the quarter ended January 31, 2016. During the first quarter of fiscal 2016, the Company completed the $100.0 million share repurchase program approved by the Board of Directors in December 2014. In June 2015, the Company's Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company's common stock. The Company completed this share repurchase program in October 2015. During fiscal 2016, the Company repurchased 2,497,029 shares at an average price of $58.87 per share, for a total cost, including expenses, of approximately $147.0 million under these programs. Cumulatively since fiscal 2006, the Company has repurchased approximately 30 million shares at an average price of $43.25 per share, for a total cost, including expenses, of approximately $1.3 billion.
SHARE REPURCHASES

ITEM 6.    Selected Financial Data.
The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY
Year ended January 31:	2016	2015	2014	2013	2012
(in thousands, except per share data)
Income statement data:
Net sales	$26,379,783	$27,670,632	$26,821,904	$25,358,329	$25,647,313
Gross profit	1,286,661	1,393,954	1,362,346	1,303,054	1,377,441
Operating income (1) (2) (3) (4) (5)	401,428	267,635	227,513	263,720	304,546
Consolidated net income (2) (6) (7) (8) (9)	265,736	175,172	179,932	183,040	201,202
Net income attributable to noncontrolling interest (10)	—	—	—	(6,785)	(10,452)
Net income attributable to shareholders of Tech Data Corporation	$265,736	$175,172	$179,932	$176,255	$190,750
Net income per share attributable to shareholders of Tech Data Corporation—basic	$7.40	$4.59	$4.73	$4.53	$4.36
Net income per share attributable to shareholders of Tech Data Corporation—diluted	$7.36	$4.57	$4.71	$4.50	$4.30
Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital (11)	$1,889,415	$1,834,997	$1,851,447	$1,700,485	$1,720,564
Total assets	6,358,288	6,136,725	7,167,576	6,828,291	5,796,268
Revolving credit loans and current maturities of long-term debt, net	18,063	13,303	43,481	167,522	48,490
Long-term debt, less current maturities	348,608	351,576	352,031	351,789	57,253
Equity attributable to shareholders of Tech Data Corporation	2,005,755	1,960,143	2,098,611	1,918,369	1,953,804

(1)
During fiscal 2016, 2015 and 2014, the Company recorded a gain of $98.4 million, $5.1 million and $35.5 million, respectively, associated with legal settlements, net of attorney fees and expenses, with certain manufacturers of LCD flat panel and cathode ray tube displays (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(2)
During fiscal 2016, the Company recorded a net benefit of $17.8 million for VAT matters related to its European subsidiaries, including a net benefit in operating expenses of $8.8 million in relation to assessments and penalties and a $9.0 million benefit for the reversal of associated interest expense. During fiscal 2015, the Company recorded a decrease in its accrual for VAT matters related to its Spanish subsidiary of $6.2 million (see further discussion in Note 13 of Notes to Consolidated Financial Statements).

(3)
During fiscal 2015 and 2014, the Company recorded restatement and remediation related expenses of $22.0 million and $53.8 million, respectively (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(4)
During fiscal 2013, the Company increased its accrual for various VAT matters related to its Spanish subsidiary by $41.0 million, including operating expenses of $29.5 million in relation to the assessment and penalties and $11.5 million for associated interest expense.

(5)	During fiscal 2012, the Company recorded a $28.3 million loss on disposal of subsidiaries related to the closure of certain of the Company’s operations in Latin America.

(6)
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

(7)
During fiscal 2014, the Company recorded income tax benefits of $45.3 million for the reversal of deferred tax valuation allowances primarily related to certain jurisdictions in Europe (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

(8)	During fiscal 2013, the Company recorded a $25.1 million reversal of deferred tax valuation allowances related to a specific jurisdiction in Europe.

(9)
During fiscal 2012, the Company recorded a $13.6 million reversal of deferred tax valuation allowances which was substantially offset by the write-off of deferred income tax assets associated with the closure of Brazil’s commercial operations.

(10)
During fiscal 2013, the Company completed the acquisition of Brightstar Corp.’s fifty percent ownership interest in a consolidated mobility distribution joint venture between Tech Data and Brightstar Corp.

(11)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2016 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
We believe our strategy of execution, diversification and innovation differentiates us in the markets we serve and we believe we have opportunities for further gains in market share as our vendors bring more of their products through distribution and our customer satisfaction ratings continue to improve. We continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies. For example, in March 2015, we entered into an agreement for the sale of our business operations in Chile and Peru and also committed to a plan to exit our business operations in Uruguay as we did not believe these operations would generate consistently acceptable returns on invested capital. We will also continue to evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. One example of these investments is our acquisition in June 2015 of Signature Technology Group, Inc., a leading provider of data center and professional services throughout North America. Finally, from a balance sheet perspective, we require working capital primarily to finance accounts receivable and inventory. We have historically relied upon debt, trade credit from our vendors, and accounts receivable financing programs for our working capital needs. At January 31, 2016 we had a debt to total capital ratio (calculated as total debt divided by the aggregate of total debt and total equity) of 15%.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accounts Receivable
We maintain allowances for doubtful accounts receivable and sales returns for estimated losses resulting from the inability of our customers to make required payments and estimated product returns by customers for exchange or credit. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (i) the large number of customers and their dispersion across wide geographic areas; (ii) the fact that no single customer accounts for more than 10% of our net sales; (iii) the value and adequacy of collateral received from customers, if any; (iv) our historical write-off and sales returns experience; and (v) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.

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
Goodwill, Intangible Assets and Other Long-Lived Assets
We perform an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of our goodwill analysis, we have two reporting units, which are also our operating segments. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The amount of an impairment loss is recognized as the excess of the carrying value of goodwill over its implied fair value and is charged to expense in the period identified. We perform our annual review for goodwill impairment as of January 31st of each fiscal year. If actual results are substantially lower than the projections used in our valuation methodology, or if market discount rates or our market capitalization substantially increase or decrease, respectively, our future valuations could be adversely affected, potentially resulting in future impairment charges.
We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles, and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. Factors that may cause an intangible asset or other long-lived asset impairment include negative industry or economic trends and significant under-performance relative to historical or projected future operating results.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount expected to be realized. We consider all positive and negative evidence available in determining the potential of realizing deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income, and prudent and feasible tax planning strategies. In making this determination, we place greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. If we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, an adjustment to the deferred tax asset valuation allowance would be made to reduce income tax expense, thereby increasing net income in the period such determination is made. Should we determine that we are not likely to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made to increase income tax expense, thereby reducing net income in the period such determination is made.

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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.
RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales.

Year ended January 31:	2016	2015	2014
Net sales	100.00%	100.00%	100.00%
Cost of products sold	95.12	94.96	94.92
Gross profit	4.88	5.04	5.08
Operating expenses:
Selling, general and administrative expenses	3.76	4.03	4.16
LCD settlements, net	(0.37)	(0.02)	(0.13)
Value added tax assessments	(0.03)	(0.02)	0.00
Restatement and remediation related expenses	0.00	0.08	0.20
Loss on disposal of subsidiaries	0.00	0.00	0.00
	3.36	4.07	4.23
Operating income	1.52	0.97	0.85
Interest expense	0.05	0.10	0.10
Other expense (income), net	0.02	0.01	(0.01)
Income before income taxes	1.45	0.86	0.76
Provision for income taxes	0.44	0.23	0.09
Net income	1.01%	0.63%	0.67%

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company also discloses certain non-GAAP financial information, including:

•
Net sales, gross profit, and selling, general and administrative expenses (“SG&A”) as adjusted for the impact of changes in foreign currencies (referred to as “impact of changes in foreign currencies” or “constant currency”) and the impact of the exit of business operations in Chile, Peru, and Uruguay (referred to as "impact of exited operations") which is reflected in our results of operations by removing the impact from the periods presented;

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude LCD settlements, net, value added tax assessments, restatement and remediation related expenses, loss on disposal of subsidiaries and acquisition-related intangible asset amortization;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude the tax effected impact of LCD settlements, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization and the reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale; and

•	Non-GAAP net income per share - diluted, which is defined as net income per share - diluted as adjusted for the per share, tax effected impact of the items described above.
Management believes that providing this additional information is useful to investors because it provides a meaningful comparison of our performance between periods.

NET SALES

The following tables summarize our net sales and change in net sales by geographic region for the fiscal years ended January 31, 2016, 2015 and 2014 (in billions):

Year ended January 31:	2016	2015	Percent Change
(in millions)
Consolidated net sales, as reported	$26,380	$27,671	(4.7)%
Impact of changes in foreign currencies	2,781	—
Impact of exited operations	(21)	(317)
Consolidated net sales, as adjusted	$29,140	$27,354	6.5%

Americas net sales, as reported	$10,357	$10,406	(0.5)%
Impact of changes in foreign currencies	173	—
Impact of exited operations	(21)	(317)
Americas net sales, as adjusted	$10,509	$10,089	4.2%

Europe net sales, as reported	$16,023	$17,265	(7.2)%
Impact of changes in foreign currencies	2,608	—
Europe net sales, as adjusted	$18,631	$17,265	7.9%

2016 - 2015 NET SALES COMMENTARY

AMERICAS	EUROPE
The increase in net sales in the Americas, as adjusted, of $420 million is primarily due to growth in data center and consumer electronics product categories.
The increase in net sales in Europe, as adjusted, of approximately $1.4 billion is primarily due to growth in broadline, mobility and data center product categories. The majority of our trade regions posted year-over-year sales growth, most notably Germany, Iberia and Italy.

Year ended January 31:	2015	2014	Percent Change
(in millions)
Consolidated net sales, as reported	$27,671	$26,822	3.2%
Impact of changes in foreign currencies	342	—
Consolidated net sales, as adjusted	$28,013	$26,822	4.4%

Americas net sales, as reported	$10,406	$10,189	2.1%
Impact of changes in foreign currencies	85	—
Americas net sales, as adjusted	$10,491	$10,189	3.0%

Europe net sales, as reported	$17,265	$16,633	3.8%
Impact of changes in foreign currencies	257	—
Europe net sales, as adjusted	$17,522	$16,633	5.3%
2015 - 2014 NET SALES COMMENTARY

AMERICAS	EUROPE
The increase in net sales in the Americas, as adjusted, of $302 million is primarily attributable to stronger demand for broadline products, particularly personal computer systems.	The increase in net sales in Europe, as adjusted, of $889 million is primarily attributable to stronger demand for broadline products, particularly personal computer systems, and mobility products.
GROSS PROFIT
The following tables provide an analysis of our gross profit and gross profit as a percentage of net sales for the fiscal years ended January 31, 2016, 2015 and 2014 (in millions):

Year ended January 31:	2016	2015	Percent Change
(in millions)
Gross profit, as reported	$1,287	$1,394	(7.7)%
Impact of changes in foreign currencies	143	—
Gross profit, as adjusted	$1,430	$1,394	2.6%
The increase in gross profit, as adjusted, of $36 million is primarily due to increased sales, as adjusted for the impact of changes in foreign currencies and exited operations, in both regions. The decline in our year-over-year gross profit as a percentage of net sales is primarily attributable to changes in vendor and product mix.

Year ended January 31:	2015	2014	Percent Change
(in millions)
Gross profit, as reported	$1,394	$1,362	2.3%
Impact of changes in foreign currencies	20	—
Gross profit, as adjusted	$1,414	$1,362	3.8%
The increase in gross profit, as adjusted, of $52 million is primarily due to increased sales in both regions, as adjusted for the impact of changes in foreign currencies. The slight decline in our year-over-year gross profit as a percentage of net sales is primarily attributable to changes in product and customer mix.
OPERATING EXPENSES
SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide an analysis of our selling, general and administrative expenses:

Year ended January 31:	2016	2015	Percent Change
(in millions)
SG&A, as reported	$991	$1,114	(11.0)%
Impact of changes in foreign currencies	108	—
SG&A, as adjusted	$1,099	$1,114	(1.3)%

SG&A as a percentage of net sales, as reported	3.76%	4.03%	(27) bps
The decrease in SG&A as a percentage of net sales compared to the prior year is primarily due to greater operating leverage as we generated sales growth while keeping our costs relatively flat in local currency.

Year ended January 31:	2015	2014	Percent Change
(in millions)
SG&A, as reported	$1,114	$1,117	(0.2)%
Impact of changes in foreign currencies	11	—
SG&A, as adjusted	$1,125	$1,117	0.7%

SG&A as a percentage of net sales, as reported	4.03%	4.16%	(13) bps
The decrease in SG&A as a percentage of net sales compared to the prior year is primarily due to greater operating leverage as we generated sales growth while keeping our costs relatively flat in local currency.
LCD SETTLEMENTS, NET
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. During fiscal 2016, 2015 and 2014, the Company reached settlement agreements with certain manufacturers in the amount of $98.4 million, $5.1 million and $35.5 million, respectively, net of attorney fees and expenses.
VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment that allege the subsidiary did not properly collect and remit VAT. During fiscal 2015, an administrative court issued a decision revoking the penalties for certain of the assessed years. As a result of that decision, during the year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million.
During fiscal 2016, the Spanish Supreme Court issued final decisions barring the assessments for several of the assessed years. As a result of these decisions, during the year ended January 31, 2016, the Company decreased its accrual for the assessments and penalties associated with this matter by $16.4 million (see Note 13 of Notes to Consolidated Financial Statements for further discussion).

In fiscal 2016, the Company determined that it had additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $7.6 million during the year ended January 31, 2016 for VAT and associated costs.
RESTATEMENT AND REMEDIATION RELATED EXPENSES
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During fiscal 2016, 2015 and 2014, the Company incurred restatement and remediation related expenses of approximately $0.8 million, $22.0 million and $53.8 million, respectively. The Company has remediated all material weaknesses identified during the restatement.
LOSS ON DISPOSAL OF SUBSIDIARIES
During the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, we also committed to a plan to exit our business operations in Uruguay. During fiscal 2016 and 2015, the Company incurred a loss of $0.7 million and $1.3 million, respectively, for charges related to the plan to exit its business operations in Uruguay and the loss on the sale of its business operations in Chile and Peru. The Company has completed the sale of its operations in Chile and Peru as well as the exit of its operations in Uruguay.
OPERATING INCOME
The following tables provide an analysis of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended January 31, 2016, 2015 and 2014 (in millions):
2016-2015 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $38 million, GAAP operating income increased by approximately $171 million, or 64%, while non-GAAP operating income increased by approximately $50 million, or 16%.

2015-2014 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $10 million, GAAP operating income increased by approximately $50 million, or 22% while non-GAAP operating income increased by approximately $43 million, or 16%.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Year ended January 31:	2016	2015	2014
(in millions)
Operating income	$401.4	$267.6	$227.5
LCD settlements, net	(98.4)	(5.1)	(35.5)
Value added tax assessments	(8.8)	(6.2)	—
Restatement and remediation related expenses	0.8	22.1	53.8
Loss on disposal of subsidiaries	0.7	1.3	—
Acquisition-related intangible assets amortization expense	23.4	28.3	29.1
Non-GAAP operating income	$319.1	$308.0	$274.9
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

OPERATING INCOME BY REGION
Year ended January 31:	2016	2015	2014
(in millions)
Americas	$235.6	$145.1	$156.1
Europe	180.7	136.2	80.2
Stock-based compensation expense	(14.9)	(13.7)	(8.8)
Total	$401.4	$267.6	$227.5
2016-2015 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $3 million, GAAP operating income in the Americas increased by approximately $93 million, or 64% and non-GAAP operating income in the Americas decreased approximately $3 million, or 2%.

2015-2014 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $2 million, GAAP operating income in the Americas decreased by approximately $9 million, or 6% and non-GAAP operating income in the Americas increased approximately $14 million, or 10%.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Year ended January 31:	2016	2015	2014
(in millions)
Operating income - Americas	$235.6	$145.1	$156.1
LCD settlements, net	(98.4)	(5.1)	(35.5)
Restatement and remediation related expenses	0.2	4.0	13.2
Loss on disposal of subsidiaries	0.7	1.3	—
Acquisition-related intangible assets amortization expense	1.8	0.7	0.2
Non-GAAP operating income - Americas	$139.9	$146.0	$134.0
2016-2015 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $35 million, Europe's GAAP operating income increased by approximately $79 million, or 58% and Europe's non-GAAP operating income increased approximately $54 million, or 31%.

2015-2014 COMMENTARY

•
Excluding the unfavorable impact of changes in foreign currencies of approximately $8 million, Europe's GAAP operating income increased by approximately $64 million, or 80% and Europe's non-GAAP operating income increased approximately $34 million, or 22%.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Year ended January 31:	2016	2015	2014
(in millions)
Operating income - Europe	$180.7	$136.2	$80.2
Value added tax assessments	(8.8)	(6.2)	—
Restatement and remediation related expenses	0.6	18.1	40.6
Acquisition-related intangible assets amortization expense	21.6	27.5	29.0
Non-GAAP operating income - Europe	$194.1	$175.6	$149.8
INTEREST EXPENSE

				Percent change:
Year ended January 31:	2016	2015	2014	2016 to 2015	2015 to 2014
(in millions)
Interest expense	$14.5	$26.5	$26.6	(45.4)%	(0.2)%
Percentage of net sales	0.05%	0.10%	0.10%
The decrease in interest expense for fiscal 2016 compared to fiscal 2015 is primarily attributable to a $9.0 million benefit recorded in fiscal 2016 for the reversal of interest expense previously accrued related to the Spanish Supreme Court decision in connection with the

VAT assessments in one of the Company's subsidiaries in Spain discussed above (see Note 13 of Notes to Consolidated Financial Statements for further discussion) and lower average borrowings under our financing facilities.
OTHER EXPENSE (INCOME), NET

				Percent change:
Year ended January 31:	2016	2015	2014	2016 to 2015	2015 to 2014
(in millions)
Other expense (income), net	$4.5	$1.9	$(3.4)	137.6%	(155.9)%
Percentage of net sales	0.02%	0.01%	(0.01)%
Other expense (income), net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. The change in other expense (income), net, during fiscal 2016 compared to fiscal 2015 is primarily attributable to higher losses on investments in life insurance policies of $4.6 million partially offset by an increase in net foreign currency exchange gains on certain financing transactions.
The change in other expense (income), net during fiscal 2015 compared to fiscal 2014 is primarily attributable to a gain of $2.7 million in fiscal 2014 related to the acquisition of the remaining fifty percent ownership interest in TDMobility from Brightstar Corp., our joint venture partner, an increase in net foreign currency exchange losses on certain financing transactions and higher discounts on the sale of accounts receivable.

PROVISION FOR INCOME TAXES
2016-2015 COMMENTARY
The increase in the effective tax rate of approximately 4 percentage points in fiscal 2016 as compared to fiscal 2015 is primarily due to the impact of the following:

•
In fiscal 2015, we recorded income tax benefits of $19.2 million for the reversal of valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. During fiscal 2015, we also recorded income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.

•	The effective tax rates for both fiscal 2016 and fiscal 2015 are impacted by the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
The increase in the absolute dollar amount of the provision for income taxes in fiscal 2016 as compared to fiscal 2015 is primarily due to an increase in taxable earnings during fiscal 2016, the reversal of certain valuation allowances in fiscal 2015, and the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
2015-2014 COMMENTARY
The increase in the effective tax rate of approximately 15 percentage points in fiscal 2015 as compared to fiscal 2014 is primarily due to the impact of the following:

•
In fiscal 2014, we recorded income tax benefits of $45.3 million for the reversal of valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years.

•
In fiscal 2015, we recorded income tax benefits of $19.2 million for the reversal of valuation allowances primarily related to specific jurisdictions in Europe, which had been recorded in prior fiscal years. During fiscal 2015, we also recorded income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.

•	The effective tax rates for both fiscal 2015 and fiscal 2014 are impacted by the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
The increase in the absolute dollar amount of the provision for income taxes in fiscal 2015 as compared to fiscal 2014 is primarily due to an increase in taxable earnings during fiscal 2015, the year-over-year change in the reversal of certain valuation allowances and adjustments to income tax reserves, and the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

NET INCOME AND NET INCOME PER SHARE - DILUTED

The following tables provide an analysis of GAAP net income and net income per share-diluted and non-GAAP net income and net income per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the fiscal years ended January 31, 2016, 2015 and 2014 ($ in millions, except per share data):

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME (1)
Year ended January 31:	2016	2015	2014
(in millions)
Net income	$265.7	$175.2	$179.9
LCD settlements, net	(63.2)	(3.2)	(22.0)
Value added tax assessments and related interest expense	(12.7)	(6.2)	—
Restatement and remediation related expenses	0.6	16.5	39.1
Loss on disposal of subsidiaries	0.6	1.3	—
Reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale	—	(13.6)	(45.3)
Acquisition-related intangible assets amortization expense	17.2	20.8	21.3
Non-GAAP net income	$208.2	$190.8	$173.0

(1)	Amounts presented net of tax.

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME PER SHARE-DILUTED (1)
Year ended January 31:	2016	2015	2014
Net income per share-diluted	$7.36	$4.57	$4.71
LCD settlements, net	(1.75)	(0.08)	(0.58)
Value added tax assessments and related interest expense	(0.35)	(0.16)	—
Restatement and remediation related expenses	0.02	0.43	1.02
Loss on disposal of subsidiaries	0.02	0.03	—
Reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale	—	(0.36)	(1.19)
Acquisition-related intangible assets amortization expense	0.47	0.54	0.56
Non-GAAP net income per share-diluted	$5.77	$4.97	$4.52

(1)	Amounts presented net of tax.

IMPACT OF INFLATION
During the fiscal years ended January 31, 2016, 2015 and 2014, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.
SEASONALITY

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower SG&A as a percentage of net sales in the region and on a consolidated basis during the second semester of our fiscal year, particularly in our fourth quarter. Additionally, the life cycles of major products, as well as the impact of future acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of January 31, 2016, 2015, 2014 and 2013.

CASH FLOWS
The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Year ended January 31:	2016	2015	2014
(in millions)
Net cash provided by (used in):
Operating activities	$189.0	$119.4	$379.1
Investing activities	(41.8)	(21.1)	(24.0)
Financing activities	(143.3)	(49.1)	(127.3)
Effect of exchange rate changes on cash and cash equivalents	(15.7)	(72.1)	1.7
Net (decrease) increase in cash and cash equivalents	$(11.8)	$(22.9)	$229.5

OPERATING ACTIVITIES

•	The increase in cash resulting from operating activities in fiscal 2016 compared to fiscal 2015 can be primarily attributed to higher earnings partially offset by higher income taxes paid.

•
The decrease in cash provided by operating activities in fiscal 2015 compared to 2014 is primarily due to changes in the cash conversion cycle, including a 2 day decrease in fiscal 2014 due to lower days of sales outstanding and a 1 day increase in fiscal 2015, primarily due to lower days of purchases outstanding as illustrated above.

The significant components of our investing and financing cash flow activities are listed below.
INVESTING ACTIVITIES
2016

•	$34.0 million of capital expenditures

•	$27.8 million of cash paid for the acquisition of Signature Technology Group, Inc.
•$20.0 million of proceeds from the sale of our subsidiaries in Chile and Peru
2015

•	$28.2 million of capital expenditures

•	$7.1 million of proceeds from the sale of a building
2014

•	$28.9 million of capital expenditures

•	$6.4 million of cash provided by acquisitions, primarily due to the final settlement of the purchase price for the acquisition of Specialist Distribution Group
FINANCING ACTIVITIES
2016

•	$147.0 million paid for the repurchase of shares of common stock under our share repurchase program

•	$5.9 million of net borrowings on our revolving credit lines
2015

•	$53.0 million paid for the repurchase of shares of common stock under our share repurchase program

•	$5.1 million related to acquisition earn-out payments

•	$7.3 million of net borrowings on our revolving credit lines
2014

•	$122.7 million of net repayments on our revolving credit lines

•	$6.2 million related to acquisition earn-out payments

CAPITAL RESOURCES AND DEBT COMPLIANCE
Our debt to total capital ratio was 15% at January 31, 2016. We believe a conservative approach to our capital structure will continue to support us in the current global economic environment. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. Apart from our working capital needs, we expect to incur total capital expenditures of approximately $42 million during fiscal 2017 for equipment and machinery in our logistics centers, office facilities and IT systems.
At January 31, 2016, we had approximately $531.2 million in cash and cash equivalents, of which $495.7 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.
The following is a discussion of our various financing facilities:
Senior notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes") resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. We pay interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes rank equal in right of payment to all of our other senior unsecured indebtedness and senior in right of payment to all of our subordinated indebtedness.
Other credit facilities
We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The credit agreement was amended on November 5, 2015, which, among other things, provides for (i) a maturity date of November 5, 2020, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2016 and 2015.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $721.1 million and $594.9 million at January 31, 2016 and 2015, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program was renewed in August 2015 with a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2016 and 2015.
In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $308.0 million at January 31, 2016 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $18.1 million outstanding on these facilities at January 31, 2016, at a weighted average interest rate of 5.26%, and there was $12.8 million outstanding at January 31, 2015, at a weighted average interest rate of 4.97%.
At January 31, 2016, we had also issued standby letters of credit of $29.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2016, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities was restricted to $845.9 million, of which $18.1 million was outstanding at January 31, 2016.
Accounts receivable purchase agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2016 and 2015, the Company had a total of $554.2 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2016, 2015 and 2014, discount fees recorded under these facilities were $4.4 million, $4.4 million, and $3.4 million, respectively, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income.
Share repurchase programs
During fiscal 2016, we repurchased 2,497,029 shares of our common stock at a cost of $147.0 million in connection with our two $100.0 million share repurchase program approved by the Board of Directors in June 2015 and December 2014. These share repurchase programs were completed during fiscal 2016.

RETURN ON INVESTED CAPITAL
As discussed previously, one of our key financial objectives is to earn a return on invested capital ("ROIC") above our weighted average cost of capital. Our ROIC is calculated based on non-GAAP operating income (as previously defined), on an after-tax basis, divided by the average total debt and non-GAAP shareholders’ equity balances, less cash, for the prior five quarters. Management believes that providing this additional information is useful to investors because it provides a meaningful comparison of our performance between periods. The following table presents a detailed calculation of our ROIC:

Year ended January 31:	2016	2015	2014
(in millions)
ROIC (A/B)	13%	11%	10%

Non-GAAP Net Operating Profit After Tax ("NOPAT") (A):
Non-GAAP Operating Income	$319.1	$308.0	$274.9
Non-GAAP effective tax rate	28.5%	31.8%	31.5%
Non-GAAP NOPAT (Non-GAAP operating income x (1 - non-GAAP effective tax rate))	$228.2	$210.2	$188.2

Average Invested Capital (B):
Short-term debt (5-qtr average)	$16.5	$40.3	$66.6
Long-term debt (5-qtr average)	350.4	352.0	351.7
Non-GAAP Shareholders' Equity (5-qtr average)	1,943.7	2,103.3	1,973.2
Total average capital	2,310.6	2,495.6	2,391.5
Less: Cash (5-qtr average)	(597.7)	(573.2)	(459.0)
Average invested capital less average cash	$1,712.9	$1,922.4	$1,932.5
(A/B) ROIC is calculated as Non-GAAP Net Operating Profit After Tax divided by Average Invested Capital (less average cash)
CONTRACTUAL OBLIGATIONS
As of January 31, 2016, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under an agreement for data center services, are as follows (in millions):

	Operating leases	Debt (1)	Total
Fiscal year:
2017	$46.6	$31.2	$77.8
2018	42.7	363.1	405.8
2019	34.8	0.0	34.8
2020	30.2	0.0	30.2
2021	27.2	0.0	27.2
Thereafter	22.8	0.0	22.8
Total payments	204.3	394.3	598.6
Less amounts representing interest	—	(26.2)	(26.2)
Total principal payments	$204.3	$368.1	$572.4

(1)
Amounts include interest on the Senior Notes calculated at the fixed rate of 3.75% per year and exclude estimated interest on the committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

Fair value renewal and escalation clauses exist for a substantial portion of the operating leases included above. Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant, other than an agreement for data center services included above, and the contracts generally contain clauses allowing for cancellation without significant penalty.
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
Upon not less than 30 days notice, at our option, we may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $3.0 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 of Notes to Consolidated Financial Statements. As of January 31, 2016, the Company was in compliance with all such covenants.
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
We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of January 31, 2016 and 2015, the outstanding amount of guarantees under these arrangements totaled $4.6 million and $5.5 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

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
Our foreign currency exposure relates to our transactions in Europe, Canada and Latin America, where the currency collected from customers can be different from the currency used to purchase the product. Our transactions in foreign currencies are denominated primarily in the following currencies: U.S. dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Norwegian krone, Polish zloty, Swedish krona and Swiss franc. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge intercompany loans, accounts receivable and accounts payable.
We are also exposed to changes in interest rates primarily as a result of our short-term debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Interest rate risk is also present in the forward foreign currency contracts. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 95% and 89%, respectively, of our outstanding debt had fixed interest rates at January 31, 2016 and 2015. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities, and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the fair value of our fixed rate debt may fluctuate.
In order to provide an assessment of our foreign currency exchange rate and interest rate risk, we performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model consisted of using a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates and interest rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The VaR is the maximum expected loss in fair value for a given confidence interval to our foreign exchange portfolio due to adverse movements in the rates. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model.
The following table represents the estimated maximum potential one-day loss in fair value at a 95% confidence level (in thousands), calculated using the VaR model at January 31, 2016 and 2015. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged.

VaR
As of January 31:	2016	2015
(in millions)
Foreign currency exchange rate sensitive financial instruments	$(735)	$(9,108)
Interest rate sensitive financial instruments	(247)	(412)
Combined portfolio	$(982)	$(9,520)
Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of January 31, 2016, due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and our actual exposures and positions.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Tech Data Corporation
We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation and subsidiaries' internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 24, 2016

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

As of January 31:	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$531,169	$542,995
Accounts receivable, less allowances of $45,875 and $50,143	2,995,114	2,811,963
Inventories	2,117,384	1,959,627
Prepaid expenses and other assets	178,394	161,832
Assets held for sale	—	101,706
Total current assets	5,822,061	5,578,123
Property and equipment, net	66,028	63,104
Goodwill	204,114	198,565
Intangible assets, net	159,386	176,754
Other assets, net	106,699	120,179
Total assets	$6,358,288	$6,136,725

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,427,580	$3,119,618
Accrued expenses and other liabilities	487,003	538,758
Revolving credit loans and current maturities of long-term debt, net	18,063	13,303
Liabilities held for sale	—	71,447
Total current liabilities	3,932,646	3,743,126
Long-term debt, less current maturities	348,608	351,576
Other long-term liabilities	71,279	81,880
Total liabilities	4,352,533	4,176,582
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2016 and 2015; 35,082,183 and 37,379,516 shares outstanding at January 31, 2016 and 2015, respectively	89	89
Additional paid-in capital	682,227	679,973
Treasury stock, at cost (24,163,402 and 21,866,069 shares at January 31, 2016 and 2015)	(1,077,434)	(939,143)
Retained earnings	2,434,198	2,168,462
Accumulated other comprehensive (loss) income	(33,325)	50,762
Total shareholders' equity	2,005,755	1,960,143
Total liabilities and shareholders' equity	$6,358,288	$6,136,725
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

Year ended January 31:	2016	2015	2014
Net sales	$26,379,783	$27,670,632	$26,821,904
Cost of products sold	25,093,122	26,276,678	25,459,558
Gross profit	1,286,661	1,393,954	1,362,346
Operating expenses:
Selling, general and administrative expenses	990,934	1,114,234	1,116,553
LCD settlements, net	(98,433)	(5,059)	(35,511)
Value added tax assessments	(8,796)	(6,229)	—
Restatement and remediation related expenses	829	22,043	53,791
Loss on disposal of subsidiaries	699	1,330	—
	885,233	1,126,319	1,134,833
Operating income	401,428	267,635	227,513
Interest expense	14,488	26,548	26,606
Other expense (income), net	4,522	1,903	(3,402)
Income before income taxes	382,418	239,184	204,309
Provision for income taxes	116,682	64,012	24,377
Net income	$265,736	$175,172	$179,932
Net income per share
Basic	$7.40	$4.59	$4.73
Diluted	$7.36	$4.57	$4.71
Weighted average common shares outstanding:
Basic	35,898	38,172	38,020
Diluted	36,097	38,354	38,228
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

Year ended January 31:	2016	2015	2014
Net income	$265,736	$175,172	$179,932
Other comprehensive loss:
Foreign currency translation adjustment	(84,087)	(273,809)	(5,536)
Total comprehensive income (loss)	$181,649	$(98,637)	$174,396
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
	Shares	Amount
Balance—January 31, 2013	59,246	$89	$680,715	$(905,900)	$1,813,358	$330,107	$1,918,369
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $1,038	—	—	(13,976)	10,964	—	—	(3,012)
Stock-based compensation expense	—	—	8,858	—	—	—	8,858
Total other comprehensive loss	—	—	—	—	—	(5,536)	(5,536)
Net income	—	—	—	—	179,932	—	179,932
Balance—January 31, 2014	59,246	89	675,597	(894,936)	1,993,290	324,571	2,098,611
Purchase of treasury stock, at cost	—	—	—	(52,997)	—	—	(52,997)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $2,302	—	—	(9,292)	8,790	—	—	(502)
Stock-based compensation expense	—	—	13,668	—	—	—	13,668
Total other comprehensive loss	—	—	—	—	—	(273,809)	(273,809)
Net income	—	—	—	—	175,172	—	175,172
Balance—January 31, 2015	59,246	89	679,973	(939,143)	2,168,462	50,762	1,960,143
Purchase of treasury stock, at cost	—	—	—	(147,003)	—	—	(147,003)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $182	—	—	(12,636)	8,712	—	—	(3,924)
Stock-based compensation expense	—	—	14,890	—	—	—	14,890
Total other comprehensive loss	—	—	—	—	—	(84,087)	(84,087)
Net income	—	—	—	—	265,736	—	265,736
Balance—January 31, 2016	59,246	$89	$682,227	$(1,077,434)	$2,434,198	$(33,325)	$2,005,755
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year ended January 31:	2016	2015	2014
Cash flows from operating activities:
Cash received from customers	$28,119,687	$29,380,493	$28,253,552
Cash paid to vendors and employees	(27,824,548)	(29,177,542)	(27,775,887)
Interest paid, net	(20,264)	(24,546)	(23,082)
Income taxes paid	(85,882)	(59,024)	(75,435)
Net cash provided by operating activities	188,993	119,381	379,148
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(27,848)	—	6,377
Acquisition of trademark	—	—	(1,519)
Expenditures for property and equipment	(20,917)	(18,639)	(15,598)
Proceeds from sale of fixed assets	—	7,121	—
Software and software development costs	(13,055)	(9,536)	(13,271)
Proceeds from sale of subsidiaries	20,020	—	—
Net cash used in investing activities	(41,800)	(21,054)	(24,011)
Cash flows from financing activities:
Proceeds from the reissuance of treasury stock	561	1,456	1,139
Cash paid for purchase of treasury stock	(147,003)	(52,997)	—
Acquisition earn-out payments	(2,736)	(5,060)	(6,183)
Net borrowings (repayments) on revolving credit loans	5,912	7,269	(122,656)
Principal payments on long-term debt	(319)	(546)	(538)
Excess tax benefit from stock-based compensation	237	749	927
Net cash used in financing activities	(143,348)	(49,129)	(127,311)
Effect of exchange rate changes on cash and cash equivalents	(15,671)	(72,057)	1,711
Net (decrease) increase in cash and cash equivalents	(11,826)	(22,859)	229,537
Cash and cash equivalents at beginning of year	542,995	570,101	340,564
Less: Cash balance of businesses held for sale at end of year	—	4,247	—
Cash and cash equivalents at end of year	$531,169	$542,995	$570,101

Reconciliation of net income to net cash provided by operating activities:
Net income	$265,736	$175,172	$179,932
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	699	1,330	—
Depreciation and amortization	57,253	68,746	72,979
Provision for losses on accounts receivable	6,061	10,415	11,725
Stock-based compensation expense	14,890	13,668	8,858
Accretion of debt discount and debt issuance costs on Senior Notes	839	839	839
Deferred income taxes	2,387	(335)	(53,484)
Excess tax benefit from stock-based compensation	(237)	(749)	(927)
Gain on sale of fixed assets	—	(2,350)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(297,637)	22,166	(36,031)
Inventories	(219,482)	245,474	(209,383)
Prepaid expenses and other assets	(44,384)	31,254	77,162
Accounts payable	426,412	(469,757)	321,254
Accrued expenses and other liabilities	(23,544)	23,508	6,224
Total adjustments	(76,743)	(55,791)	199,216
Net cash provided by operating activities	$188,993	$119,381	$379,148
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
Revenue Recognition
Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. The Company allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded at the time of sale based upon historical experience. The Company also has certain fulfillment, extended warranty and service contracts with certain customers and suppliers whereby the Company assumes an agency relationship in the transaction. In such arrangements where the Company is not the primary obligor, revenues are recognized as the net fee associated with serving as an agent. Taxes imposed by governmental authorities on the Company’s revenue-producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2016, 2015 and 2014.
The company generated approximately 20%, 15%, and 13% of consolidated net sales in fiscal 2016, 2015 and 2014, respectively, from products purchased from Apple, Inc. and 18%, 19% and 21% of consolidated net sales in fiscal 2016, 2015 and 2014, respectively, were generated from products purchased from Hewlett-Packard Company ("HP"). HP split into two separate companies, HP Inc. ("HPI") and Hewlett Packard Enterprise ("HPE") effective November 1, 2015. The amounts presented in relation to HP include the combined sales generated from products purchased from HPI and HPE. There were no other vendors that accounted for 10% or more of the Company's consolidated net sales in fiscal 2016, 2015 and 2014.
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts receivable and sales returns for estimated losses resulting from the inability of our customers to make required payments and estimated product returns by customers for exchange or credit. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the large number of customers and their dispersion across wide geographic areas, the existence of credit insurance where applicable, specifically identified customer risks, historical write-off and sales returns experience and the current economic environment. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by the Company, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2016 and 2015, the Company had a total of $554.2 million and $310.9 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. Discount fees recorded under these facilities, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income, were $4.4 million, $4.4 million and $3.4 million during the fiscal years ended January 31, 2016, 2015 and 2014, respectively.
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
Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors. Should amounts recorded as outstanding receivables from vendors be deemed uncollectible, additional allowances may be required which could have an adverse effect on the Company’s consolidated financial results. Conversely, if amounts recorded as outstanding receivables from vendors were to improve to an extent not expected by the Company, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.
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
 Intangible Assets, net
Included within intangible assets, net at both January 31, 2016 and 2015 are capitalized software and development costs, as well as customer and vendor relationships, a preferred supplier agreement, noncompete agreements and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.

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
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and intangible assets, are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is evaluated when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset. Any impairment loss is measured by comparing the fair value of the asset to its carrying value.
Goodwill
The Company performs an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of its goodwill analysis, the Company has two reporting units, which are also the Company’s operating segments. The Company evaluates the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. The first step of the impairment test compares the fair value of the Company's reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The amount of an impairment loss is recognized as the excess of the carrying value of goodwill over its implied fair value and is charged to expense in the period identified. The Company performs its annual review for goodwill impairment as of January 31st of each fiscal year.
Product Warranty
The Company’s vendors generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company typically does not independently warrant the products it distributes; however, in several countries where the Company operates, the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. To date, the Company has not incurred any significant costs for defective products under these legal requirements. The Company does warrant services with regard to products integrated for its customers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience. To date, the Company has not incurred any significant service warranty costs. Fees charged for products configured by the Company represented less than 10% of net sales for fiscal years 2016, 2015 and 2014.
Value Added Taxes
The majority of our international operations are subject to a value added tax ("VAT"), which is typically applied to all goods and services purchased and sold. The Company's VAT liability represents VAT that has been recorded on sales to our customers and not yet remitted to the respective governmental authorities and the Company's VAT receivable represents VAT paid on purchases of goods and services that will be collected from future sales to our customers. At January 31, 2016 and 2015, the Company's VAT liability was $197.7 million and $197.4 million, respectively and is included in "accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. In addition to its VAT liability, the Company recorded $4.6 million and $43.7 million in "accrued expenses and other liabilities" as of January 31, 2016 and 2015, respectively, for assessments, including penalties and interest, related to various VAT matters in one of the Company's subsidiaries in Spain as discussed further in Note 13 - Commitments and Contingencies. At

January 31, 2016 and 2015, the Company's VAT receivable was $27.8 million and $37.8 million, respectively, included in "prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.
Income Taxes
Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the book basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the fiscal period that includes the enactment date. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments because such amounts are expected to be reinvested indefinitely.
The Company’s future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with lower statutory rates, changes in the relative mix of taxable income and taxable loss jurisdictions, changes in the valuation of deferred tax assets or liabilities or changes in tax laws or interpretations thereof. The Company considers all positive and negative evidence available in determining the potential realization of deferred tax assets, including the scheduled reversal of temporary differences, recent cumulative losses, recent and projected future taxable income and prudent and feasible tax planning strategies. In making this determination, the Company places greater emphasis on recent cumulative losses and recent taxable income due to the inherent lack of subjectivity associated with these factors. In addition, the Company is subject to the periodic examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. To the extent the Company was to prevail in matters for which accruals have been established or to be required to pay amounts in excess of such accruals, the Company’s effective tax rate in a given financial statement period could be materially affected.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout the Americas and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2016, 2015 and 2014.
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
Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of accumulated other comprehensive income, included within shareholders’ equity. Gains and losses from foreign currency transactions are included in the Company's Consolidated Statement of Income.
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
Derivative financial instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “other expense (income), net,” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either other current assets or other current liabilities.

Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.”
The Company’s accumulated other comprehensive income included in total equity is comprised exclusively of changes in the Company’s currency translation adjustment account, including applicable income taxes. Total accumulated other comprehensive income includes $23.0 million of income taxes at January 31, 2016, 2015 and 2014, respectively.
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
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred restatement and remediation related expenses of approximately $0.8 million, $22.0 million and $53.8 million, respectively, during fiscal years 2016, 2015 and 2014, which are recorded in "restatement and remediation related expenses" in the Consolidated Statement of Income.
LCD Settlements, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. During fiscal 2016, 2015 and 2014, the Company reached settlement agreements with certain manufacturers in the amount of $98.4 million, $5.1 million and $35.5 million, respectively, net of attorney fees and expenses, which are recorded in "LCD settlements, net" in the Consolidated Statement of Income.
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
In November 2015, the FASB issued an accounting standard which requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The standard is effective for annual periods beginning after December 15, 2016; however, early application is permitted. The Company early adopted this standard, on a prospective basis, in the fourth quarter of fiscal 2016. Deferred tax assets and deferred tax liabilities are recorded in "other assets, net" and "other long-term liabilities", respectively, in the Consolidated Balance Sheet at January 31, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial position and had no impact on its consolidated income, comprehensive income or cash flows. No prior periods were retrospectively adjusted. Current deferred tax assets and current deferred tax liabilities are recorded in "prepaid expenses and other assets" and "accrued expenses and other liabilities", respectively, in the Consolidated Balance Sheet at January 31, 2015.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018. The Company would have the option to adopt one year earlier and the standard may be adopted using either a full retrospective or a modified retrospective approach. The Company is currently in the process of assessing the method of adoption and what impact this new standard may have on its consolidated financial statements.
In April 2015, the FASB issued an accounting standard which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the license element should be accounted for consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The standard will be effective for the Company beginning with the quarter ending April 30, 2016. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. Under the new standard, the cost of inventory will be compared to the net realizable value (NRV). Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard should be applied prospectively and will be effective for the Company beginning with the quarter ending April 30, 2017. The Company does not expect the adoption of this standard to have a material impact on the Company's Consolidated Financial Statements.
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. The new accounting standard must be adopted using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The accounting standard is effective for the Company beginning with the quarter ended April 30, 2019, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the accompanying January 31, 2015 and 2014 consolidated financial statements to conform to the January 31, 2016 financial statement presentation. These reclassifications did not have a material impact on previously reported total assets and total liabilities and had no impact on shareholders' equity or consolidated net income.

NOTE 2 — EARNINGS PER SHARE (“EPS”)
The Company reports a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 9 - Employee Benefit Plans) using the treasury stock method. The composition of basic and diluted EPS (in thousands, except per share data) is as follows:

Year ended January 31:	2016	2015	2014
Net income	$265,736	$175,172	$179,932

Weighted average common shares - basic	35,898	38,172	38,020
Effect of dilutive securities:
Equity-based awards	199	182	208
Weighted average common shares - diluted	36,097	38,354	38,228

Net income per share
Basic	$7.40	$4.59	$4.73
Diluted	$7.36	$4.57	$4.71
For the fiscal years ended January 31, 2016 and 2015, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2014, there were 6,236 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment (in thousands) consists of the following:

As of January 31:	2016	2015
Land	$3,977	$4,126
Buildings and leasehold improvements	68,377	71,808
Furniture, fixtures and equipment	283,842	295,247
Property and equipment	356,196	371,181
Less: accumulated depreciation	(290,168)	(308,077)
Property and equipment, net	$66,028	$63,104
Depreciation expense included in income from operations for the fiscal years ended January 31, 2016, 2015 and 2014 totaled $16.3 million, $19.2 million and $20.2 million, respectively.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2016, are as follows (in thousands):

	Americas	Europe	Total
Balance as of February 1, 2015	$5,442	$193,123	$198,565
Goodwill acquired during the year	14,117	—	14,117
Foreign currency translation adjustment	—	(8,568)	(8,568)
Balance as of January 31, 2016	$19,559	$184,555	$204,114
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of January 31, 2016. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value. As a result, no goodwill impairment was recorded at January 31, 2016.

The Company's intangible assets consist of the following (in thousands):

	January 31, 2016			January 31, 2015
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Capitalized software and development costs	$308,926	$256,145	$52,781	$307,759	$250,987	$56,772
Customer and vendor relationships	184,894	95,865	89,029	180,659	82,512	98,147
Preferred supplier agreement	26,930	14,613	12,317	28,276	11,032	17,244
Other intangible assets	15,748	10,489	5,259	12,553	7,962	4,591
Total	$536,498	$377,112	$159,386	$529,247	$352,493	$176,754
The Company capitalized intangible assets of $29.2 million, $10.4 million and $19.0 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. For fiscal 2016, these capitalized assets included acquired identifiable intangible assets (see also Note 5 - Acquisitions) and software and software development expenditures to be used in the Company's operations. For fiscal 2015 and 2014, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations and vendor relationships related to the Company's business acquisition during fiscal 2014 (see also Note 5 – Acquisitions).
Amortization expense for the fiscal years ended January 31, 2016, 2015 and 2014, totaled $41.0 million, $49.5 million and $51.8 million, respectively. Estimated amortization expense of capitalized software and development costs and other intangible assets (which includes customer and vendor relationships, a preferred supplier agreement and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Other intangible assets	Total
2017	$16,115	$21,927	$38,042
2018	13,187	19,985	33,172
2019	9,098	16,833	25,931
2020	5,609	12,293	17,902
2021	3,570	11,870	15,440
NOTE 5 — ACQUISITIONS

Acquisition of STG
On June 1, 2015, the Company completed the acquisition of Signature Technology Group, Inc. ("STG"), a provider of data center and professional services throughout North America, for a purchase price of $27.8 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $0.3 million, identifiable intangible assets of approximately $14.5 million, goodwill of approximately $14.1 million and liabilities of approximately $1.1 million. Identifiable intangible assets are primarily related to customer relationships with an estimated useful life of ten years. Proforma information for the acquisition of STG has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.

Acquisition of TDMobility
On November 1, 2013, the Company acquired Brightstar Corp.'s fifty percent ownership interest in TDMobility, a joint venture in the United States, for a cash purchase price of approximately $2.1 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $4.0 million, identifiable intangible assets of approximately $4.2 million, goodwill of approximately $2.5 million and liabilities of approximately $6.7 million. Identifiable intangible assets are primarily related to vendor relationships and other intangible assets with estimated useful lives of five to ten years. Proforma information for the acquisition of TDMobility has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.
NOTE 6 — LOSS ON DISPOSAL OF SUBSIDIARIES
During the fourth quarter of fiscal 2015, the Company committed to a plan to sell its business operations in Chile and Peru. The Company classified the assets and liabilities of these entities as held for sale at January 31, 2015. In March 2015, the Company also committed to a plan to exit its business operations in Uruguay. During fiscal 2016 and 2015, the Company incurred a loss of $0.7 million and $1.3 million, respectively, for charges related to the plan to exit its business operations in Uruguay and the loss on the sale of its business operations in Chile and Peru. The Company has completed the sale of its operations in Chile and Peru as well as the exit of its operations in Uruguay. The operating results of these entities during fiscal 2016, 2015 and 2014 were insignificant relative to the Company's consolidated financial results. During the fourth quarter of fiscal 2015, the Company also recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.
The Company did not have assets and liabilities classified as held for sale at January 31, 2016. The components of assets and liabilities held for sale at January 31, 2015 were as follows (in thousands):

January 31, 2015
Assets held for sale:
Cash and cash equivalents	$4,247
Accounts receivable	42,674
Inventories	41,650
Prepaid expenses and other assets	8,820
Property and equipment, net	976
Other assets, net	3,339
Total assets held for sale	$101,706
Liabilities held for sale:
Accounts payable	$39,816
Accrued expenses and other liabilities	2,931
Revolving credit loans and current maturities of long-term debt, net	28,639
Other long-term liabilities	61
Total liabilities held for sale	$71,447
NOTE 7 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of January 31:	2016	2015
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount and debt issuance costs	(1,392)	(2,231)
Senior Notes, net	348,608	347,769
Capital leases	—	4,262
Other committed and uncommitted revolving credit facilities, average interest rate of 5.26% and 4.97% at January 31, 2016 and January 31, 2015, respectively	18,063	12,848
	366,671	364,879
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(18,063)	(13,303)
Total long-term debt	$348,608	$351,576
Senior Notes
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the “Senior Notes”), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The Senior Notes rank equal in right of payment to all of the Company’s other senior unsecured indebtedness and senior in the right of payment to all of the Company's subordinated indebtedness.
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended on November 5, 2015, which among other things, provides for (i) a maturity date of November 5, 2020, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $750.0 million, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2016 and 2015.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $721.1 million and $594.9 million at January 31, 2016 and 2015, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program was renewed in August 2015, with a maturity date of November 16, 2017, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2016 and 2015.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $308.0 million at January 31, 2016 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $18.1 million outstanding on these facilities at January 31, 2016, at a weighted average interest rate of 5.26%, and there was $12.8 million outstanding at January 31, 2015, at a weighted average interest rate of 4.97%.
At January 31, 2016, the Company had also issued standby letters of credit of $29.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At January 31, 2016, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on these other credit facilities was restricted to $845.9 million, of which $18.1 million was outstanding at January 31, 2016.
 Future payments of debt at January 31, 2016 and for succeeding fiscal years are as follows (in thousands):

Fiscal year:
2017	$18,063
2018	350,000
Thereafter	—
Total principal payments	$368,063
NOTE 8 — INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

Year ended January 31:	2016	2015	2014
Current:
Federal	$71,502	$32,988	$42,040
State	5,989	1,626	2,799
Foreign	36,804	29,733	33,022
Total current	114,295	64,347	77,861
Deferred:
Federal	(3,984)	6,391	(785)
State	543	281	(79)
Foreign	5,828	(7,007)	(52,620)
Total deferred	2,387	(335)	(53,484)
	$116,682	$64,012	$24,377

The reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

Year ended January 31:	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	0.5	0.8
Net changes in deferred tax valuation allowances	0.0	(4.5)	(19.5)
Tax on foreign earnings different than U.S. rate	(7.4)	(11.8)	(11.7)
Nondeductible interest	1.6	4.0	6.4
Reserve established for foreign income tax contingencies	0.0	0.1	0.3
Effect of company-owned life insurance	0.2	(0.4)	(0.6)
Undistributed earnings on foreign assets held for sale	0.0	2.4	0.0
Other, net	0.0	1.5	1.2
	30.5%	26.8%	11.9%
In fiscal 2015 and 2014, the Company recorded income tax benefits of $19.2 million and $45.3 million, respectively, for the reversal of deferred tax valuation allowances primarily related to specific European jurisdictions which had been recorded in prior fiscal years. During fiscal 2015, the Company recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 6 - Loss on Disposal of Subsidiaries).
The components of pretax income are as follows (in thousands):

Year ended January 31:	2016	2015	2014
United States	$195,219	$100,166	$124,134
Foreign	187,199	139,018	80,175
	$382,418	$239,184	$204,309
The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

As of January 31:	2016	2015
Deferred tax liabilities:
Depreciation and amortization	$53,939	$60,235
Capitalized marketing program costs	6,547	5,420
Goodwill	8,545	6,050
Deferred costs currently deductible	5,415	7,605
Undistributed earnings on foreign assets held for sale	—	5,598
Other, net	5,938	7,796
Total deferred tax liabilities	80,384	92,704
Deferred tax assets:
Accrued liabilities	42,071	47,083
Loss carryforwards	103,647	96,199
Amortizable goodwill	5,315	7,930
Depreciation and amortization	6,502	7,132
Disallowed interest expense	5,140	31,898
Other, net	9,659	10,359
	172,334	200,601
Less: valuation allowances	(60,165)	(71,499)
Total deferred tax assets	112,169	129,102
Net deferred tax asset	$31,785	$36,398
The net change in the deferred tax valuation allowances in fiscal 2016 was a decrease of $11.3 million primarily due to the impact of the translation of foreign currencies and the utilization of deferred tax assets subject to valuation allowances. The net change in the deferred tax valuation allowances in fiscal 2015 was a decrease of $29.8 million primarily resulting from the $19.2 million reversal of deferred tax valuation allowances primarily related to certain European jurisdictions as discussed previously, as well as changes from the translation of foreign currencies.

The valuation allowances at both January 31, 2016 and 2015 primarily relate to foreign net operating loss carryforwards. The Company’s net operating loss carryforwards totaled $482.3 million and $475.6 million at January 31, 2016 and 2015, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2017 through 2034. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing the income tax expense and increasing net income in the period the determination is made.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
At January 31, 2016, there are $641.8 million of consolidated cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been recorded. It is not practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.
A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2016, 2015 and 2014 is as follows (in thousands):

Gross unrecognized tax benefits at January 31, 2013	$5,599
Increases in tax positions for prior years	1,956
Decreases in tax positions for prior years	(420)
Increases in tax positions for current year	93
Expiration of statutes of limitation	(77)
Settlements	(1,295)
Changes due to translation of foreign currencies	3
Gross unrecognized tax benefits at January 31, 2014	5,859
Increases in tax positions for prior years	845
Decreases in tax positions for prior years	(730)
Increases in tax positions for current year	105
Expiration of statutes of limitation	(63)
Changes due to translation of foreign currencies	(891)
Gross unrecognized tax benefits at January 31, 2015	5,125
Increases in tax positions for prior years	8,443
Decreases in tax positions for prior years	(348)
Increases in tax positions for current year	106
Expiration of statutes of limitation	(77)
Settlements	(104)
Changes due to translation of foreign currencies	(156)
Gross unrecognized tax benefits at January 31, 2016	$12,989

At January 31, 2016, 2015 and 2014, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.1 million, $5.1 million and $5.4 million, respectively.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2016 totaled $2.6 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2016, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2016, 2015 and 2014 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2016, 2015 and 2014, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2012. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 9 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2016, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 2.4 million shares remain available for future grant at January 31, 2016. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights (“MV Stock-settled SARs”), maximum value options (“MVOs”), and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant.
For the fiscal years ended January 31, 2016, 2015 and 2014, the Company recorded $14.9 million, $13.7 million and $8.9 million, respectively, of stock-based compensation expense, and related income tax benefits of $4.6 million, $4.2 million and $2.9 million, respectively. Cash received from equity-based incentives exercised during the fiscal years ended January 31, 2016, 2015 and 2014 was $0.6 million, $1.5 million and $1.1 million, respectively, and the actual benefit received from the tax deduction from the exercise of equity-based incentives was $5.2 million, $5.2 million and $5.5 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and three years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $14.8 million, $13.6 million and $8.7 million related to RSUs during fiscal 2016, 2015 and 2014, respectively.
A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2016 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2015	547,689	$59.45
Granted	275,539	59.30
Vested	(265,837)	57.84
Canceled	(61,062)	59.40
Nonvested at January 31, 2016	496,329	60.28
The total fair value of RSUs which vested during the fiscal years ended January 31, 2016, 2015 and 2014 is $15.4 million, $8.1 million and $12.9 million, respectively. The weighted-average estimated fair value of the 455,806 RSU's granted during the fiscal year ended January 31, 2015 was $61.06 per share. There were no shares granted during the fiscal year ended January 31, 2014. As of January 31, 2016, the unrecognized stock-based compensation expense related to non-vested RSUs was $16.6 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).
MV Stock-settled SARs, MVOs and Stock Options
MV Stock-settled SARs and MVOs are similar to traditional stock options, except these instruments contain a predetermined cap on the maximum earnings potential a recipient can expect to receive upon exercise. In addition, upon exercise, holders of an MV Stock-settled SAR will receive shares with a value equal to the spread (the difference between the current market price per share of the Company’s common stock subject to the predetermined cap and the grant price). The grant price of the MV Stock-settled SARs and MVOs is determined using the last sale price of the Company’s common stock as quoted on the NASDAQ Stock Market, Inc. on the date of grant (or such higher price as may be required by applicable laws and regulations of specific foreign jurisdictions). MV Stock-settled SARs, MVOs and stock options generally vest between one and three years from the date of grant and have a contractual term of ten years.

A summary of the status of the Company’s MV Stock-settled SARs, MVOs and stock options activity for the fiscal year ended January 31, 2016 is as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2015	42,110	$33.97
Exercised	9,700	37.04
Outstanding at January 31, 2016	32,410	33.06	2.7	$951
All outstanding SARs, MVOs and stock options were vested and exercisable at January 31, 2016. Stock-based compensation expense of MV Stock-settled SARs, MVOs and stock options was insignificant during fiscal 2016, 2015 and 2014.
The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on January 31, 2016 and the grant price for all “in-the-money” equity-based awards at January 31, 2016. The intrinsic value of the equity-based awards changes based on the fair market value of the Company’s common stock. The intrinsic value of the MV Stock-settled SARs, MVO and stock option awards exercised during the fiscal years ended January 31, 2016, 2015 and 2014 was $0.2 million, $5.8 million and $3.3 million, respectively. As of January 31, 2016, there was no unrecognized compensation cost related to MV Stock-settled SARs, MVOs and stock options. The total fair value of MV Stock-settled SARs, MVOs and stock options which vested during the fiscal years ended January 31, 2016 and 2015 was insignificant and was $1.0 million during the fiscal year ended January 31, 2014.
A summary of the status of the Company’s stock-based equity incentives outstanding, representing MV Stock-settled SARs, MVOs and stock options, at January 31, 2016, is as follows:

	Outstanding			Exercisable
Exercise prices	Number outstanding at 1/31/16	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable at 1/31/16	Weighted- average exercise price
$21.13	14,774	3.1	$21.13	14,774	$21.13
$37.04	11,400	0.2	37.04	11,400	37.04
$54.03	6,236	6.1	54.03	6,236	54.03
	32,410	2.7	33.06	32,410	33.06
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards (see further discussion of the Company’s share repurchase program in Note 10 – Shareholders’ Equity below).
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2016, the Company has issued 501,560 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2016, 2015 and 2014.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $2.8 million, $0.1 million, and $0.7 million for fiscal 2016, 2015 and 2014, respectively. The Company suspended the employer match for the 401(k) Savings Plan for a portion of fiscal 2014 and 2015. The employer match for the 401(k) Saving Plan was reinstated for fiscal 2016.
NOTE 10 — SHAREHOLDERS’ EQUITY
During fiscal 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to a total of $100.0 million of the Company’s common stock. During the first quarter of fiscal 2016, the Company completed this share repurchase program. Additionally, in June 2015, the Company's Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company's common stock. The Company completed this share repurchase program in fiscal 2016.

The Company’s common share repurchase and issuance activity for fiscal 2016 and 2015 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2014	21,177,130	$42.26
Shares of common stock repurchased under share repurchase program	896,718	59.10
Shares of treasury stock reissued	(207,779)
Treasury stock balance at January 31, 2015	21,866,069	42.95
Shares of common stock repurchased under share repurchase program	2,497,029	58.87
Shares of treasury stock reissued	(199,696)
Treasury stock balance at January 31, 2016	24,163,402	$44.59
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2016			January 31, 2015
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Foreign currency forward contracts		$3,412			$9,903

Liabilities
Foreign currency forward contracts		$2,274			$5,411
Acquisition-related contingent consideration			$—			$3,381
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
The acquisition-related contingent consideration represents the future earnout payments related to the Company's acquisitions. The Company estimates the fair value of this Level 3 contingent consideration liability at each reporting date using a discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. There are no remaining acquisition-related contingent consideration liabilities as of January 31, 2016 as all amounts were paid during fiscal 2016.
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset, which is recorded in the Company's Consolidated Balance Sheet in "other assets, net", is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability, which is recorded in the Company's Consolidated Balance Sheet in "accrued expenses and other liabilities", is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability at January 31, 2016 is $30.2 million and $30.5 million, respectively.
The $350.0 million of Senior Notes discussed in Note 7 - Debt, are carried at an amount of $348.6 million at January 31, 2016, which represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes was approximately $359.6 million at January 31, 2016, based upon quoted market information (Level 1 criteria).

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
The carrying amounts of assets held for sale (Level 3) at January 31, 2015 were written-down to their fair value of $101.7 million. The resulting impairment charge of $1.3 million is recorded in "loss on disposal of subsidiaries" in the Company's Consolidated Statement of Income. The carrying value of liabilities held for sale approximated the fair value as of January 31, 2015. The fair value measurement used to determine the impairment was based upon the expected business sales price (see Note 6 - Loss on Disposal of Subsidiaries). There were no material non-recurring fair value remeasurements at January 31, 2016.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged intercompany loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange gain of $9.0 million, $18.8 million and $17.2 million, respectively, for the fiscal years ended January 31, 2016, 2015 and 2014. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2016 and 2015 are approximately $0.6 billion and $0.7 billion, respectively, with average maturities of 30 days and 32 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments have been and would be expected to continue to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal 2030. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under IT outsourcing agreements, totaled $45.3 million, $52.8 million and $55.5 million in fiscal years 2016, 2015 and 2014, respectively. Future minimum lease payments at January 31, 2016, under all such leases, including minimum commitments under an agreement for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2017	$46,600
2018	42,700
2019	34,800
2020	30,200
2021	27,200
Thereafter	22,800
Total payments	$204,300
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

Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, (i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, (ii) exercise the option to renew the lease for a minimum of two of the properties or (iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $3.0 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 - Debt. As of January 31, 2016, the Company was in compliance with all such covenants.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax ("VAT") matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain's taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During 2013, the Spanish National Appellate Court issued an opinion upholding the assessment for several of the assessed years. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of this decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in “value added tax assessments” in the Consolidated Statement of Income. During fiscal 2016, the Spanish Supreme Court issued final decisions which barred the assessments for several of the assessed years. As a result of these decisions, during fiscal 2016, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. Additionally, as a result of these decisions, the Company paid certain assessed amounts of $12.3 million during fiscal 2016. The Company believes that the Spanish subsidiary's defense to the remaining assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish National Appellate Court. The Company estimates the total exposure for these assessments including various penalties and interest, was approximately $4.6 million and $43.7 million at January 31, 2016 and 2015, respectively, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.

In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to CIDE tax, including interest, was approximately $17.3 million and $24.6 million at January 31, 2016 and 2015, respectively. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
In addition to the CIDE tax matter discussed above, the Company’s Brazilian subsidiary has been undergoing several examinations of non-income related taxes. Given the lack of predictability of the Brazilian tax system, the Company believes that it is reasonably possible that a loss may have been incurred. However, due to the complex nature of the Brazilian tax system and the absence of communication from the local tax authorities regarding these examinations, the Company is currently unable to determine the likelihood of these examinations resulting in assessments or to estimate the amount of loss, if any, that may be reasonably possible if such assessment were to be made.
In fiscal 2016, the Company determined that it had additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $7.6 million in “value added tax assessments” in the Consolidated Statement of Income during the year ended January 31, 2016 for VAT and associated costs. The Company has paid all VAT associated with this matter and filed amended tax returns with the tax authorities.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2016 and 2015, the outstanding amount of guarantees under these arrangements totaled $4.6 million and $5.5 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
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

Financial information by geographic segment is as follows (in thousands):

Year ended January 31:	2016	2015	2014
Net sales to unaffiliated customers:
Americas (1)	$10,356,716	$10,406,209	$10,188,618
Europe	16,023,067	17,264,423	16,633,286
Total	$26,379,783	$27,670,632	$26,821,904

Operating income:
Americas (2) (3) (4)	$235,577	$145,107	$156,143
Europe (5) (6) (7)	180,741	136,196	80,228
Stock-based compensation expense	(14,890)	(13,668)	(8,858)
Total	$401,428	$267,635	$227,513

Depreciation and amortization:
Americas	$18,243	$16,653	$16,763
Europe	39,010	52,093	56,216
Total	$57,253	$68,746	$72,979

Capital expenditures:
Americas	$18,139	$13,798	$9,530
Europe	15,833	14,377	19,339
Total	$33,972	$28,175	$28,869

As of January 31:	2016	2015
Identifiable assets:
Americas	$2,078,443	$1,949,414
Europe	4,279,845	4,187,311
Total	$6,358,288	$6,136,725

Long-lived assets:
Americas (1)	$29,402	$24,121
Europe	36,626	38,983
Total	$66,028	$63,104

Goodwill & acquisition-related intangible assets, net:
Americas	$35,615	$8,810
Europe	274,401	309,158
Total	$310,016	$317,968

(1)
Net sales to unaffiliated customers in the United States represented 90%, 85% and 86% of the total Americas' net sales to unaffiliated customers for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Total long-lived assets in the United States represented 95% and 92% of the Americas' total long-lived assets at January 31, 2016 and 2015, respectively.

(2)
Operating income in the Americas for the fiscal year ended January 31, 2016 includes a gain related to LCD settlements, net, of $98.4 million (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the fiscal year ended January 31, 2015 includes a gain related to LCD settlements, net, of $5.1 million and restatement and remediation related expenses of $4.0 million (see Note 1 - Business and Summary of Significant Accounting Policies).

(4)
Operating income in the Americas for the fiscal year ended January 31, 2014 includes a gain associated with LCD settlements, net, of $35.5 million and restatement and remediation related expenses of $13.2 million (see Note 1 - Business and Summary of Significant Accounting Policies).

(5)
Operating income in Europe for the fiscal year ended January 31, 2016 includes a net benefit of $8.8 million related to various VAT matters in two European subsidiaries (see further discussion in Note 13 - Commitments & Contingencies).

(6)
Operating income in Europe for the fiscal year ended January 31, 2015 includes restatement and remediation related expenses of $18.1 million (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies) and a decrease in the accrual for value added tax matters in the Company's Spanish subsidiary of $6.2 million (see Note 13 - Commitments and Contingencies).

(7)
Operating income in Europe for the fiscal year ended January 31, 2014 includes $40.6 million of restatement and remediation related expenses (see Note 1 - Business and Summary of Significant Accounting Policies).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Interim financial information for fiscal years 2016 and 2015 is as follows (in thousands, except per share amounts):

Fiscal year 2016:
Quarter ended:	April 30 (1)	July 31 (1)(2)	October 31 (1)	January 31 (1)(2)
Net sales	$5,887,229	$6,580,393	$6,428,540	$7,483,621
Gross profit	291,889	325,279	314,844	354,649
Operating income	81,938	106,235	68,053	145,202
Net income	$51,277	$76,412	$41,900	$96,147

Net income per share:
Basic	$1.39	$2.09	$1.19	$2.74
Diluted	$1.38	$2.09	$1.18	$2.72

Fiscal year 2015:
Quarter ended:	April 30 (3)	July 31 (3)(4)	October 31 (3)(5)	January 31 (3)(6)
Net sales	$6,728,151	$6,841,809	$6,761,181	$7,339,491
Gross profit	335,328	351,372	334,985	372,269
Operating income	31,496	67,710	66,745	101,684
Net income	$13,467	$39,328	$41,700	$80,677

Net income per share:
Basic	$0.35	$1.03	$1.09	$2.12
Diluted	$0.35	$1.03	$1.09	$2.11

(1)
During the first, second, third and fourth quarters of fiscal 2016, the Company recorded a gain of $38.5 million, $21.5 million, $3.0 million and $35.4 million related to LCD Settlements, net, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(2)
The Company recorded a net benefit of $9.6 million in the second quarter and an expense of $0.8 million in the fourth quarter of fiscal 2016 related to various VAT matters in two European subsidiaries (see further discussion in Note 13 – Commitments & Contingencies).

(3)
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

(5)
During the third quarter of fiscal 2015, the Company recorded a gain of $5.1 million associated with LCD Settlements, net (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(6)
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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2016. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, we have concluded that, as of January 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2016, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Tech Data Corporation
We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tech Data Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2016 of Tech Data Corporation and subsidiaries and our report dated March 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 24, 2016

ITEM 9B.    Other Information

Appointment of Chief Operating Officer

The Company announced on March 24, 2016 that Richard T. Hume, age 56, was appointed Executive Vice President, Chief Operating Officer of the Company. Prior to his appointment at the Company, Mr. Hume was employed for over thirty years at International Business Machines Corporation (“IBM”). Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science in Accounting from Pennsylvania State University.

Pursuant to his employment agreement (“Employment Agreement”), Mr. Hume will serve as Executive Vice President, Chief Operating Officer reporting to our Chief Executive Officer. The Employment Agreement is for an indefinite term and is effective as of March 22, 2016. Mr. Hume’s base salary is $650,000 per year, and will be reviewed annually by the Compensation Committee of the Board of Directors ("Compensation Committee") on the same basis as applicable to the other senior executive officers of the Company. Mr. Hume also has an opportunity to earn incentive compensation under the Company’s Incentive Bonus Plan as determined by the Compensation Committee. Mr. Hume’s target annual incentive will be 100% of his base salary. Mr. Hume is also eligible to receive equity awards pursuant to the Company’s Long Term Incentive Plan as determined by the Compensation Committee. In addition, in consideration of Mr. Hume’s forfeiture of certain compensation from his prior employer, at the time of the grant of the equity awards referenced above, Mr. Hume will also receive a special grant of time-based restricted stock units with a value of $850,000. This special grant will be subject to the same vesting and other terms and conditions applicable to the initial award of restricted stock units of Mr. Hume. Mr. Hume will also participate in the Company’s Executive Severance Plan and Change in Control Policy. Mr. Hume is subject to non-competition and non-solicitation covenants during the term of his employment and for one year after such employment ends, provided that if Mr. Hume is terminated for cause or voluntarily resigns, then these covenants would not apply and Mr. Hume would not be entitled to severance. Mr. Hume is also entitled to receive other benefits including participation in the Company’s Executive Choice Plan in an amount up to $20,000 per year, and reimbursement or payment for certain relocation expenses.

Adoption of Tech Data Corporation Change in Control Severance Policy

On March 22, 2016, the Board of Directors adopted the Tech Data Corporation Change in Control Severance Policy (the “CIC Policy”). The CIC Policy applies to each individual of the Company who is designated by the Compensation Committee, in its discretion, to participate. The Compensation Committee has currently designated the Company’s executive officers as participants under the CIC Policy.

The CIC Policy provides for “double trigger” severance benefits, which means that a participant will only be entitled to benefits under the CIC Policy in the event that (1) there is a Change in Control of the Company, and (2) the participant’s employment with the Company is terminated by the Company without Cause or by the participant for Good Reason (as these terms are defined in the CIC Policy) within 24 months after the effective date of the change in control (a “Qualifying Termination”). In the event of a Qualifying Termination, a participant will receive the following severance benefits, subject to his or her execution and non-revocation of a general release of claims against the Company:

(a)
A lump sum cash severance payment equal to (i) a multiple (which is 2.5 for the chief executive officer and between 1.5 and 2.0 for all other current participants) times the sum of the participant’s base salary and target annual bonus, and (ii) a pro-rata annual bonus for the fiscal year of the Company in which the termination date occurs, on the regularly scheduled payment date, determined based on actual performance of the Company (and in a manner consistent with how bonus determinations are made for continuing, active employees of the Company), prorated based on the number of days the participant was employed in such fiscal year;

(b)
A monthly cash payment equal to the participant’s monthly COBRA premiums to continue medical coverage under the Company’s medical plans under which the participant was covered immediately before the termination date for the twelve months following the termination date; and

(c)
Reimbursement of the participant for reasonable expenses incurred for outplacement counseling services (i) which do not exceed $20,000, and (ii) which are incurred within twelve months following the termination date.

As a condition to participation in and to receive benefits under the CIC Policy, participants agree to be bound by certain restrictive covenants including an agreement not to compete with the business of the Company for a period of one year following the participant’s termination date. The CIC Policy does not provide for any excise tax gross up payments. Instead, the CIC Policy provides for a cutback of payments and benefits below the relevant parachute threshold for a participant if the participant would be better off on a net after-tax basis following such reduction.

The above summary is qualified by reference to the text of the CIC Policy that is filed herewith as Exhibit 10-52 and incorporated herein by reference.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2016 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2016.
Audit Committee
The Company has a separately designated, standing Audit Committee. The members of the Audit Committee are Charles E. Adair, Harry J. Harczak, Jr. (Chair), Patrick G. Sayer and Savio W. Tung. The Board of Directors of Tech Data has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934. All members of the Audit Committee are independent as defined by applicable law and the listing requirements of NASDAQ.
Code of Conduct
The Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer, and principal accounting officer), and employees, known as the Code of Conduct, which is available on the Corporate Governance section of the Investor Relations area of our website at www.techdata.com/investor. Tech Data intends to provide information required by Item 5.05 of Form 8-K by disclosing any amendment to, or waiver from, a provision of the Code of Conduct that applies to Tech Data’s principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions on the Company’s website at the web address noted in this section.

ITEM 11.    Executive Compensation.
The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2016 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	528,739	(1)	$33.06	(2)	2,405,141	(3)
Employee stock purchase	—		—		498,440
Total	528,739		$33.06		2,903,581

(1)	The total of equity-based incentives outstanding also includes 12,257 units outstanding for non-employee directors.

(2)
Amount represents the weighted average exercise price for the 32,410 outstanding MV Stock-settled SARs, MVOs and stock options. There are 496,329 nonvested restricted stock awards that do not have an exercise price.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
3-1(31)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(31)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4,2014

4-1(24)	Indenture, dated as of September 21, 2012, between Tech Data Corporation and U.S. Bank National Association, as trustee

4-2(24)	Form of 3.750% Note due 2017

10-1(4)	1995 Employee Stock Purchase Plan

10-2(5)	Transfer and Administration Agreement dated May 19, 2000

10-3(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-4(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-5(3)	2005 Deferred Compensation Plan

10-6(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000 (composite through amendment 8, dated as of December 13, 2004)

10-7(25)	Amendment Number 9 to Transfer and Administration Agreement dated as of March 7, 2005

10-8(8)	Executive Severance Plan, effective March 31, 2005

10-9(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-10(9)	Amendment No. 10 to Transfer and Administration Agreement dated as of September 10. 2005

10-11(10)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-12(10)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-13(11)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-14(12)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-15(13)	Equity Incentive Bonus Plan

10-16(14)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-17(15)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-18(15)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-19(15)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-20(16)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-21(17)	2009 Equity Incentive Plan of Tech Data Corporation

10-22(18)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-23(19)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-24(20)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-25(21)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-26(21)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-27(22)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-28(23)	Amendment No. 18 to Transfer and Administration Agreement as of October 31, 2012

10-29(23)	Consent for Third Amended and Restated Participation Agreement

10-30(26)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-31(26)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-32(27)	Waiver Agreement to the Third Amended and Restated Participation Agreement, Third Amended and Restated Lease Agreement and Third Amended and Restated Credit Agreement, dated as of April 30, 2013

10-33(27)	Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of April 29, 2013

10-34(28)	Fourth Amended and Restated Lease Agreement, dated as of June 27, 2013

10-35(28)	Fourth Amended and Restated Credit Agreement, dated as of June 27, 2013

10-36(28)	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013

10-37(28)	Waiver Agreement to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of July 29, 2013

10-38(28)	First Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of July 29, 2013

10-39(28)	Amendment Number 19 to Transfer and Administration Agreement dated as of August 12, 2013

10-40(29)
Second Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of October 16, 2013

10-41(29)	Second Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of October 16, 2013

10-42(30)
Third Waiver Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of January 27, 2014

10-43(30)	Third Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of January 27, 2014

10-44(30)	Employment Agreement between Tech Data Corporation and Néstor Cano, dated as of January 17, 2014

10-45(30)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-46(32)	Amendment Number 20 to Transfer and Administration Agreement dated as of August 20, 2014

10-47(33)	Tech Data Deferred Compensation Plan Trust Agreement

10-48(34)	Retirement Agreement between Tech Data Corporation and Jeffery P. Howells, dated as of June 1, 2015

10-49(35)	Amendment Number 21 to Transfer and Administration Agreement dated as of August 31, 2015

10-50(1)	Amended and Restated Credit Agreement dated as of November 5, 2015

10-51(1)	Employment Agreement Between Tech Data Corporation and Richard T. Hume, dated as of February 1, 2016

10-52(1)	Tech Data Corporation Change in Control Severance Policy dated as of March 22, 2016

21-1(1)	Subsidiaries of Registrant

23-1(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(36)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2016 and 2015; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2016, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2016, 2015 and 2014; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2016, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended January 31, 2007, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2012, File No. 0-14625.

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 21, 2012, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 7, 2005, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2013, File No. 0-14625.

(28)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2013, File No. 0-14625.

(29)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2013, File 0-14625.

(30)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(31)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the year ended April 30, 2014, File No. 0-14625.

(32)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2014, File No. 0-14625.

(33)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2015, File No. 0-14625.

(34)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2015, File No. 0-14625.

(35)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2015, File No. 0-14625.

(36)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
Year ended January 31:
2016	$50,143	$6,061	$(13,797)	$3,468	$45,875
2015	$58,754	$10,415	$(25,083)	$6,057	$50,143
2014	$58,284	$11,725	$(25,187)	$13,932	$58,754

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2016.

TECH DATA CORPORATION

By	/s/ ROBERT M. DUTKOWSKY
Robert M. Dutkowsky
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature to this Annual Report on Form 10-K appears below hereby appoints David R. Vetter and Charles V. Dannewitz as his or her attorney-in-fact to sign on his or her behalf individually and in the capacity stated below and to file all amendments and post-effective amendments to this Annual Report on Form 10-K, and any and all instruments or documents filed as a part of or in connection with this Annual Report on Form 10-K or the amendments thereto, and the attorney-in-fact, or either of them, may make such changes and additions to this Annual Report on Form 10-K as the attorney-in-fact, or either of them, may deem necessary or appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 24, 2016
Robert M. Dutkowsky	(principal executive officer)

/s/ CHARLES V. DANNEWITZ	Executive Vice President and Chief	March 24, 2016
Charles V. Dannewitz	Financial Officer (principal financial officer)

/s/ JEFFREY L. TAYLOR	Senior Vice President and Corporate Controller	March 24, 2016
Jeffrey L. Taylor	(principal accounting officer)

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 24, 2016
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 24, 2016
Charles E. Adair

/s/ HARRY J. HARCZAK, JR.	Director	March 24, 2016
Harry J. Harczak, Jr.

/s/ KATHLEEN MISUNAS	Director	March 24, 2016
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 24, 2016
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 24, 2016
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 24, 2016
Savio W. Tung

/s/ DAVID M. UPTON	Director	March 24, 2016
David M. Upton