Form 10-Q
period 2016-07-31
TECH DATA CORP
filed 2016-08-31
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2016
Common stock, par value $.0015 per share	35,213,895

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	July 31, 2016	January 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$697,047	$531,169
Accounts receivable, less allowances of $43,550 and $45,875	2,706,079	2,995,114
Inventories	2,145,070	2,117,384
Prepaid expenses and other assets	116,454	178,394
Total current assets	5,664,650	5,822,061
Property and equipment, net	72,138	66,028
Goodwill	206,040	204,114
Intangible assets, net	147,277	159,386
Other assets, net	113,353	106,699
Total assets	$6,203,458	$6,358,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,240,578	$3,427,580
Accrued expenses and other liabilities	415,177	487,003
Revolving credit loans and current maturities of long-term debt, net	12,939	18,063
Total current liabilities	3,668,694	3,932,646
Long-term debt, less current maturities	349,025	348,608
Other long-term liabilities	77,593	71,279
Total liabilities	4,095,312	4,352,533
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at July 31, 2016 and January 31, 2016	89	89
Additional paid-in capital	679,976	682,227
Treasury stock, at cost (24,031,690 and 24,163,402 shares at July 31, 2016 and January 31, 2016)	(1,071,561)	(1,077,434)
Retained earnings	2,513,965	2,434,198
Accumulated other comprehensive loss	(14,323)	(33,325)
Total shareholders' equity	2,108,146	2,005,755
Total liabilities and shareholders' equity	$6,203,458	$6,358,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net sales	$6,353,739	$6,580,393	$12,317,101	$12,467,622
Cost of products sold	6,037,289	6,255,114	11,702,040	11,850,454
Gross profit	316,450	325,279	615,061	617,168
Operating expenses:
Selling, general and administrative expenses	243,763	250,134	490,259	498,596
LCD settlements and other, net	(1,717)	(21,527)	(2,160)	(60,038)
Value added tax assessments	1,049	(9,563)	1,049	(9,563)
	243,095	219,044	489,148	428,995
Operating income	73,355	106,235	125,913	188,173
Interest expense	6,288	(3,320)	11,889	2,402
Other (income) expense, net	(1,230)	51	(2,264)	212
Income before income taxes	68,297	109,504	116,288	185,559
Provision for income taxes	21,903	33,092	36,521	57,870
Net income	$46,394	$76,412	$79,767	$127,689
Earnings per share:
Basic	$1.32	$2.09	$2.27	$3.48
Diluted	$1.31	$2.09	$2.26	$3.47
Weighted average common shares outstanding:
Basic	35,207	36,506	35,167	36,661
Diluted	35,378	36,615	35,373	36,829
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net income	$46,394	$76,412	$79,767	$127,689
Other comprehensive (loss) income:
Foreign currency translation adjustment	(76,990)	(25,893)	19,002	(17,413)
Total comprehensive (loss) income	$(30,596)	$50,519	$98,769	$110,276

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2016	2015
Cash flows from operating activities:
Cash received from customers	$13,910,326	$13,354,829
Cash paid to vendors and employees	(13,669,609)	(13,007,986)
Interest paid, net	(10,065)	(9,736)
Income taxes paid	(45,749)	(29,345)
Net cash provided by operating activities	184,903	307,762
Cash flows from investing activities:
Expenditures for property and equipment	(13,598)	(8,816)
Software and software development costs	(8,737)	(6,180)
Acquisition of businesses, net of cash acquired	(2,685)	(27,848)
Proceeds from sale of subsidiaries	—	18,747
Net cash used in investing activities	(25,020)	(24,097)
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit loans	(4,783)	5,857
Payments for employee tax withholdings on equity awards	(4,218)	(4,456)
Proceeds from the reissuance of treasury stock	317	229
Cash paid for purchase of treasury stock	—	(110,092)
Principal payments on long-term debt	—	(238)
Acquisition earn-out payment	—	(2,736)
Net cash used in financing activities	(8,684)	(111,436)
Effect of exchange rate changes on cash and cash equivalents	14,679	(5,955)
Net increase in cash and cash equivalents	165,878	166,274
Cash and cash equivalents at beginning of year	531,169	542,995
Cash and cash equivalents at end of period	$697,047	$709,269
Reconciliation of net income to net cash provided by operating activities:
Net income	$79,767	$127,689
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	517
Depreciation and amortization	28,095	28,171
Provision for losses on accounts receivable	2,098	2,050
Stock-based compensation expense	7,470	7,778
Accretion of debt discount and debt issuance costs on Senior Notes	417	418
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	312,611	85,962
Inventories	(6,252)	(38,238)
Prepaid expenses and other assets	61,238	(34,129)
Accounts payable	(211,411)	134,777
Accrued expenses and other liabilities	(89,130)	(7,233)
Total adjustments	105,136	180,073
Net cash provided by operating activities	$184,903	$307,762

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
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2016, its consolidated statements of income and comprehensive income for the three and six months ended July 31, 2016 and 2015, and its consolidated cash flows for the six months ended July 31, 2016 and 2015.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and six months ended July 31, 2016 and 2015 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2017.
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the periods presented and has recorded these amounts, net of estimated attorney fees and expenses, in "LCD settlements and other, net" in the Consolidated Statement of Income.
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2016 and January 31, 2016, the Company had a total of $479.6 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2016 and 2015, discount fees recorded under these facilities were $1.5 million and $1.0 million, respectively, and during the six months ended July 31, 2016 and 2015, discount fees recorded under these facilities were $2.7 million and $1.9 million, respectively. These discount fees are included as a component of "other (income) expense, net" in the Consolidated Statement of Income.

Goodwill
The Company tests goodwill for impairment annually at the reporting unit level, or more frequently if current events and circumstances indicate a possible impairment. During the second quarter of fiscal year 2017, the Company elected to change the timing of its annual goodwill impairment testing from January 31st to November 1st. This accounting change is considered to be preferable because it allows the Company additional time to complete the annual goodwill impairment test. This change does not represent a material change to the method of applying an accounting principle, nor does this change result in adjustments to previously issued financial statements. The Company has concluded that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1st of prior reporting periods. As a result, the Company will prospectively apply the change in the annual goodwill impairment testing date beginning November 1, 2016. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.
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
In March 2016, the FASB issued an accounting standard which modifies how companies account for certain aspects of stock-based payments to employees. The new standard revises the accounting treatment for excess tax benefits, statutory income tax withholding requirements, and forfeitures related to stock-based awards. The standard is effective for annual periods beginning after December 15, 2016; however, early adoption is permitted. The Company early adopted this standard during the quarter ended April 30, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new standard, rather than electing to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements; however, as a result of the adoption of this standard, the classification of certain amounts in the Consolidated Statement of Cash Flows for the six months ended July 31, 2015 was retrospectively adjusted.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. In March, April and May 2016, the FASB issued three additional accounting standard updates which provide supplemental adoption guidance and clarification to the May 2014 accounting standard update. The new standards require the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The standards will be effective for the Company beginning with the quarter ending April 30, 2018. The Company would have the option to adopt one year earlier and the standard may be adopted with either a full retrospective or a modified retrospective approach. The Company is currently in the process of assessing what impact these new standards may have on its consolidated financial statements.
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
In June 2016, the FASB issued an accounting standard which revises the methodology for measuring credit losses on financial instruments and the timing of the recognition of those losses. Under the new standard, financial assets measured at an amortized cost basis are to be presented net of the amount not expected to be collected via an allowance for credit losses. Estimated credit losses are to be based on historical information adjusted for management's expectation that current conditions and supportable forecasts differ from historical experience. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2020, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

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

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
(in thousands, except per share data)
Net income	$46,394	$76,412	$79,767	$127,689

Weighted average common shares - basic	35,207	36,506	35,167	36,661
Effect of dilutive securities:
Equity based awards	171	109	206	168
Weighted average common shares - diluted	35,378	36,615	35,373	36,829

Earnings per share:
Basic	$1.32	$2.09	$2.27	$3.48
Diluted	$1.31	$2.09	$2.26	$3.47

For the three and six months ended July 31, 2016, there were 4,028 and 203,991 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended July 31, 2015, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — STOCK-BASED COMPENSATION
For the six months ended July 31, 2016 and 2015, the Company recorded $7.5 million and $7.8 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At July 31, 2016, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.2 million shares remain available for future grant at July 31, 2016. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant.
A summary of the Company’s restricted stock activity for the six months ended July 31, 2016 is as follows:

Shares
Nonvested at January 31, 2016	496,329
Granted (a)	232,075
Vested	(177,395)
Canceled	(6,898)
Nonvested at July 31, 2016	544,111
(a) Includes 18,563 shares of performance-based restricted stock units, which assumes maximum achievement.
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.

NOTE 4 — SHAREHOLDERS' EQUITY

The Company’s common share issuance activity for the six months ended July 31, 2016 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2016	24,163,402	$44.59
Shares of treasury stock reissued	(131,712)
Treasury stock balance at July 31, 2016	24,031,690	$44.59

There were no common shares repurchased by the Company during the six months ended July 31, 2016. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	July 31, 2016			January 31, 2016
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
ASSETS
Foreign currency forward contracts		$6,300			$3,412

LIABILITIES
Foreign currency forward contracts		$1,845			$2,274
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $35.1 million and $35.2 million, respectively, at July 31, 2016 and $30.2 million and $30.5 million, respectively, at January 31, 2016.
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "Senior Notes") which are carried at cost, less unamortized debt discount and debt issuance costs. As of July 31, 2016 and January 31, 2016, the estimated fair value of the Senior Notes was approximately $356.9 million and $359.6 million, respectively, based upon quoted market information (Level 1 criteria). The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

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
The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: British pound, Canadian dollar, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Polish zloty, Swedish krona, Swiss franc and U.S. dollar.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other (income) expense, net”, was a net foreign currency exchange gain of $6.6 million and $5.9 million, respectively, for the three months ended July 31, 2016 and 2015, and a net foreign currency exchange loss of $0.8 million and $2.1 million, respectively, for the six months ended July 31, 2016 and 2015. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended July 31, 2016 and 2015 were approximately $0.5 billion and $0.6 billion, respectively, with average maturities of 32 days and 33 days, respectively. The Company's average notional amounts of derivative financial instruments outstanding during both the six months ended July 31, 2016 and 2015 were approximately $0.5 billion with average maturities of 31 days and 35 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2016 and January 31, 2016, the outstanding amount of guarantees under these arrangements totaled $5.0 million and $4.6 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During 2013, the Spanish National Appellate Court issued an opinion upholding the assessments for several of the assessed years. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. During fiscal 2016, the Spanish Supreme Court issued final decisions for the assessments related to fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the three months ended July 31, 2015, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. The Company paid the remaining assessed amounts for fiscal years 1996 through 2001 of $12.3 million during the third quarter of fiscal 2016.
During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million in the second quarter of fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $7.4 million at July 31, 2016 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $21.9 million at July 31, 2016. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
In the second quarter of fiscal 2016, the Company determined that it had additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $6.8 million in “value added tax assessments” in the Consolidated

Statement of Income during the second quarter of fiscal 2016 representing the probable liability for VAT and associated penalties. The Company has subsequently paid all VAT associated with this matter and filed amended tax returns with the tax authorities.
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

Financial information by geographic segment is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net sales to unaffiliated customers:
Americas (1)	$2,674,886	$2,745,429	$5,062,890	$5,084,689
Europe	3,678,853	3,834,964	7,254,211	7,382,933
Total	$6,353,739	$6,580,393	$12,317,101	$12,467,622

Operating income:
Americas (2)	$41,241	$60,752	$72,516	$123,111
Europe (3)	35,927	49,443	60,867	72,840
Stock-based compensation expense	(3,813)	(3,960)	(7,470)	(7,778)
Total	$73,355	$106,235	$125,913	$188,173

Depreciation and amortization:
Americas	$4,905	$4,472	$9,795	$8,513
Europe	9,143	9,520	18,300	19,658
Total	$14,048	$13,992	$28,095	$28,171

Capital expenditures:
Americas	$5,388	$4,222	$11,485	$8,086
Europe	5,384	3,530	10,850	6,910
Total	$10,772	$7,752	$22,335	$14,996

As of:	July 31, 2016	January 31, 2016
Identifiable assets:
Americas	$2,162,473	$2,078,443
Europe	4,040,985	4,279,845
Total	$6,203,458	$6,358,288

Long-lived assets:
Americas (1)	$33,851	$29,402
Europe	38,287	36,626
Total	$72,138	$66,028

Goodwill & acquisition-related intangible assets, net:
Americas	$34,455	$35,615
Europe	265,055	274,401
Total	$299,510	$310,016

(1)
Net sales to unaffiliated customers in the United States represented 91% of the total Americas' net sales to unaffiliated customers for the three months ended July 31, 2016 and 2015, and 89% of the total Americas' net sales to unaffiliated customers for the six months ended July 31, 2016 and 2015. Total long-lived assets in the United States represented 95% of the Americas' total long-lived assets at both July 31, 2016 and January 31, 2016.

(2)
Operating income in the Americas includes a gain recorded in LCD settlements and other, net, of $2.6 million and $21.5 million, respectively, for the three months ended July 31, 2016 and 2015, and $3.1 million and $60.0 million, respectively, for the six months ended July 31, 2016 and 2015 (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(3) Operating income in Europe for the three and six months ended July 31, 2016 includes an increase of $1.5 million in the accrual for assessments and penalties for a VAT matter in the Company's subsidiary in Spain. Operating income in Europe for the three and six months ended July 31, 2015 includes a net decrease of $9.6 million in the accrual for assessments and penalties for various VAT matters in two European subsidiaries (see further discussion in Note 7 – Commitments & Contingencies).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2016, and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our diversification strategy seeks to continuously remix our product, customer and services portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as industry standardization, cloud computing, mobility, the Internet of Things ("IoT") and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient infrastructure to capture new market opportunities in our strategic focus areas of cloud, data center, mobility, consumer electronics, integrated supply chain services and other value-added service offerings.

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

NON-GAAP FINANCIAL INFORMATION

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company also discloses certain non-GAAP financial information. Certain of these measures are presented as adjusted for the impact of changes in foreign currencies (referred to as “impact of changes in foreign currencies”). Removing the impact of the changes in foreign currencies provides a framework for assessing our financial performance as compared to prior periods. The impact of changes in foreign currencies is calculated by using the exchange rates from the prior year comparable period applied to the results of operations for the current period. The non-GAAP financial measures presented in this document include:

•	Net sales, as adjusted, which is defined as net sales adjusted for the impact of changes in foreign currencies;

•	Gross profit, as adjusted, which is defined as gross profit as adjusted for the impact of changes in foreign currencies;

•	Selling, general and administrative expenses (“SG&A”), as adjusted, which is defined as SG&A as adjusted for the impact of changes in foreign currencies;

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude LCD settlements and other, net, value added tax assessments, restatement and remediation related expenses, loss on disposal of subsidiaries and acquisition-related intangible asset amortization;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization and the income tax effects of these adjustments; and

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization and the income tax effects of these adjustments.

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

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.02	95.06	95.01	95.05
Gross profit	4.98	4.94	4.99	4.95
Operating expenses:
Selling, general and administrative expenses	3.84	3.80	3.98	4.00
LCD settlements and other, net	(0.03)	(0.33)	(0.02)	(0.48)
Value added tax assessments	0.02	(0.14)	0.01	(0.08)
	3.83	3.33	3.97	3.44
Operating income	1.15	1.61	1.02	1.51
Interest expense	0.10	(0.05)	0.10	0.02
Other (income) expense, net	(0.02)	0.00	(0.02)	0.00
Income before income taxes	1.07	1.66	0.94	1.49
Provision for income taxes	0.34	0.50	0.29	0.47
Net income	0.73%	1.16%	0.65%	1.02%

NET SALES

QUARTERLY RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the three months ended July 31, 2016 and 2015 (in billions):

	Three months ended July 31,		Change
	2016	2015	$	%
(in millions)
Consolidated net sales, as reported	$6,354	$6,580	$(226)	(3.4)%
Impact of changes in foreign currencies	89	—
Consolidated net sales, as adjusted	$6,443	$6,580	$(137)	(2.1)%

Americas net sales, as reported	$2,675	$2,745	$(70)	(2.6)%
Impact of changes in foreign currencies	13	—
Americas net sales, as adjusted	$2,688	$2,745	$(57)	(2.1)%

Europe net sales, as reported	$3,679	$3,835	$(156)	(4.1)%
Impact of changes in foreign currencies	76	—
Europe net sales, as adjusted	$3,755	$3,835	$(80)	(2.1)%

QUARTERLY COMMENTARY

AMERICAS	EUROPE
Americas net sales, as adjusted, decreased by $57 million primarily due to a decline in the software and consumer electronics product categories, partially offset by growth in broadline products.
The decrease in net sales in Europe, as adjusted, of $80 million is primarily due to a decline in the mobility, software and data center product categories, partially offset by growth in broadline products.

YEAR TO DATE RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the six months ended July 31, 2016 and 2015 (in billions):

	Six months ended July 31,		Change
	2016	2015	$	%
(in millions)
Consolidated net sales, as reported	$12,317	$12,468	$(151)	(1.2)%
Impact of changes in foreign currencies	111	—
Consolidated net sales, as adjusted	$12,428	$12,468	$(40)	(0.3)%

Americas net sales, as reported	$5,063	$5,085	$(22)	(0.4)%
Impact of changes in foreign currencies	33	—
Americas net sales, as adjusted	$5,096	$5,085	$11	0.2%

Europe net sales, as reported	$7,254	$7,383	$(129)	(1.7)%
Impact of changes in foreign currencies	78	—
Europe net sales, as adjusted	$7,332	$7,383	$(51)	(0.7)%

YEAR TO DATE COMMENTARY

AMERICAS	EUROPE
Americas net sales, as adjusted, increased by $11 million primarily due to growth in the broadline product category, partially offset by a decline in software products.	The decrease in net sales in Europe, as adjusted, of $51 million is primarily due to a decline in the mobility and data center product categories, partially offset by growth in broadline products.

MAJOR VENDORS

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2016 and 2015 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Apple, Inc.	17%	17%	17%	17%
HP Inc. (a)	14%		14%
Hewlett-Packard Company (a)		18%		18%
Cisco Systems, Inc.	11%		10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. Amounts presented for the three and six months ended July 31, 2015 represent the sales of Hewlett-Packard Company prior to the split.

There were no customers that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2016 and 2015.

GROSS PROFIT

QUARTERLY RESULTS
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended July 31, 2016 and 2015 (in millions):

	Three months ended July 31,		Change
	2016	2015	$	%
(in millions)
Gross profit, as reported	$316.5	$325.3	$(8.8)	(2.7)%
Impact of changes in foreign currencies	4.7	—
Gross profit, as adjusted	$321.2	$325.3	$(4.1)	(1.3)%

The decrease in gross profit, as adjusted, of $4.1 million is due to a decline in net sales volume, partially offset by changes in product mix.

YEAR TO DATE RESULTS
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the six months ended July 31, 2016 and 2015 (in millions):

	Six months ended July 31,		Change
	2016	2015	$	%
(in millions)
Gross profit, as reported	$615.1	$617.2	$(2.1)	(0.3)%
Impact of changes in foreign currencies	5.3	—
Gross profit, as adjusted	$620.4	$617.2	$3.2	0.5%

The increase in gross profit, as adjusted, of $3.2 million is primarily due to changes in product mix, partially offset by a slight decline in net sales.

OPERATING EXPENSES

SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses:

	Three months ended July 31		Change
	2016	2015	$	%
(in millions)
SG&A, as reported	$243.8	$250.1	$(6.3)	(2.5)%
Impact of changes in foreign currencies	3.0	—
SG&A, as adjusted	$246.8	$250.1	$(3.3)	(1.3)%

SG&A as a percentage of net sales, as reported	3.84%	3.80%		4 bps

	Six months ended July 31,		Change
	2016	2015	$	%
(in millions)
SG&A, as reported	$490.3	$498.6	$(8.3)	(1.7)%
Impact of changes in foreign currencies	3.6	—
SG&A, as adjusted	$493.9	$498.6	$(4.7)	(0.9)%

SG&A as a percentage of net sales, as reported	3.98%	4.00%		(2) bps
The decrease in SG&A, as adjusted, of $3.3 million and $4.7 million for the three and six months ended July 31, 2016, respectively, is primarily due to lower payroll costs, primarily in Europe.

LCD SETTLEMENTS AND OTHER, NET
We have been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays. We have reached settlement agreements with certain manufacturers during the periods presented and have recorded these amounts net of attorneys fees and expenses.

VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 that allege the subsidiary did not properly collect and remit VAT. During fiscal 2016, the Spanish Supreme Court issued final decisions for fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the three and six months ended July 31, 2015, we decreased our accrual for the assessments and penalties associated with this matter by $16.4 million. In the second quarter of fiscal 2017, the National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. As a result of this ruling, during the three and six months ended July 31, 2016, we increased our accrual for the assessments and penalties associated with this matter by $1.5 million (see Note 7 of Notes to Consolidated Financial Statements for further discussion).
In the second quarter of fiscal 2016, the Company determined that it had additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $6.8 million during the second quarter of fiscal 2016 representing the probable liability for VAT and associated penalties. The Company has subsequently paid all VAT associated with this matter and filed amended tax returns with the tax authorities.

OPERATING INCOME

QUARTERLY RESULTS
The following tables provide a comparison of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended July 31, 2016 and 2015 (in millions):
QUARTERLY COMMENTARY

•
The decrease in GAAP operating income of $32.8 million is primarily due to a decrease in gains related to settlement agreements primarily with certain manufacturers of LCD flat panel and cathode ray tube displays and a net change in the accrual for VAT assessments.

•	The decrease in non-GAAP operating income of $3.1 million is primarily due to a decrease in net sales, partially offset by lower payroll costs.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended July 31:	2016	2015
(in millions)
Operating income	$73.4	$106.2
LCD settlements and other, net	(1.7)	(21.5)
Value added tax assessments	1.0	(9.6)
Restatement and remediation related expenses	—	0.2
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	5.4	5.7
Non-GAAP operating income	$78.1	$81.2
OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

Three months ended July 31:	2016	2015
(in millions)
Americas	$41.2	$60.8
Europe	35.9	49.4
Stock-based compensation expense	(3.7)	(4.0)
Total	$73.4	$106.2

AMERICAS QUARTERLY RESULTS
AMERICAS QUARTERLY COMMENTARY

•
The decrease in GAAP operating income of $19.5 million is primarily due to a decrease in gains related to settlement agreements primarily with certain manufacturers of LCD flat panel and cathode ray tube displays.

•	The decrease in non-GAAP operating income of $1.2 million is primarily due to a decrease in net sales.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended July 31:	2016	2015
(in millions)
Operating income - Americas	$41.2	$60.8
LCD settlements and other, net	(2.6)	(21.5)
Value added tax assessments	(0.4)	—
Restatement and remediation related expenses	—	0.1
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	0.6	0.4
Non-GAAP operating income - Americas	$38.8	$40.0

EUROPE QUARTERLY RESULTS
EUROPE QUARTERLY COMMENTARY

•	The decrease in GAAP operating income of $13.5 million is primarily due to the net change in the accrual for VAT assessments and a decrease in net sales, partially offset by lower payroll costs.

•	The decrease in non-GAAP operating income of $2.0 million is primarily due to a decrease in net sales, partially offset by lower payroll costs.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended July 31:	2016	2015
(in millions)
Operating income - Europe	$35.9	$49.4
LCD settlements and other, net	0.9	—
Value added tax assessments	1.5	(9.6)
Acquisition-related intangible assets amortization expense	4.8	5.3
Non-GAAP operating income - Europe	$43.1	$45.1

YEAR TO DATE RESULTS
The following tables provide a comparison of GAAP OI and non-GAAP OI on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the six months ended July 31, 2016 and 2015 (in millions):
YEAR TO DATE COMMENTARY

•
The decrease in GAAP operating income of $62.3 million is primarily due to a decrease in gains related to settlement agreements primarily with certain manufacturers of LCD flat panel and cathode ray tube displays, a net change in the accrual for VAT assessments and a decrease in net sales. These items are partially offset by changes in product mix and lower payroll costs.

•	The increase in non-GAAP operating income of $4.3 million is primarily due to changes in product mix and lower payroll costs, partially offset by a decrease in net sales.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Six months ended July 31:	2016	2015
(in millions)
Operating income	$125.9	$188.2
LCD settlements and other, net	(2.2)	(60.0)
Value added tax assessments	1.0	(9.6)
Restatement and remediation related expenses	—	0.8
Loss on disposal of subsidiaries	—	0.5
Acquisition-related intangible assets amortization expense	11.0	11.5
Non-GAAP operating income	$135.7	$131.4

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

Six months ended July 31:	2016	2015
(in millions)
Americas	$72.5	$123.1
Europe	60.9	72.8
Stock-based compensation expense	(7.5)	(7.7)
Total	$125.9	$188.2

AMERICAS YEAR TO DATE RESULTS
AMERICAS YEAR TO DATE COMMENTARY

•
The decrease in GAAP operating income of $50.6 million is primarily due to a decrease in gains related to settlement agreements primarily with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by changes in product mix.

•	The increase in non-GAAP operating income of $5.8 million is primarily due to changes in product mix.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Six months ended July 31:	2016	2015
(in millions)
Operating income - Americas	$72.5	$123.1
LCD settlements and other, net	(3.1)	(60.0)
Value added tax assessments	(0.4)	—
Restatement and remediation related expenses	—	0.2
Loss on disposal of subsidiaries	—	0.5
Acquisition-related intangible assets amortization expense	1.2	0.6
Non-GAAP operating income - Americas	$70.2	$64.4

EUROPE YEAR TO DATE RESULTS

EUROPE YEAR TO DATE COMMENTARY

•	The decrease in GAAP operating income of $11.9 million is primarily due to a net change in the accrual for VAT assessments.

•	The decrease in non-GAAP operating income of $1.7 million is primarily due to a decrease in net sales, partially offset by lower payroll costs.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Six months ended July 31:	2016	2015
(in millions)
Operating income - Europe	$60.9	$72.8
LCD settlements and other, net	0.9	—
Value added tax assessments	1.5	(9.6)
Restatement and remediation related expenses	—	0.6
Acquisition-related intangible assets amortization expense	9.7	10.9
Non-GAAP operating income - Europe	$73.0	$74.7

INTEREST EXPENSE

Interest expense was $6.3 million in the second quarter of fiscal 2017 compared to a net benefit of $3.3 million in the second quarter of fiscal 2016. On a year-to-date basis, interest expense increased to $11.9 million in the first semester of fiscal 2017 compared to $2.4 million in the first semester of the prior year. The change is primarily attributable to a $9.0 million benefit recorded in the second quarter of fiscal 2016 for the reversal of interest expense previously accrued related to the Spanish Supreme Court decision in connection with the VAT assessments in one of the Company's subsidiaries in Spain (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists primarily of gains and losses on investments in life insurance policies to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, was $1.2 million of income in the second quarter of fiscal 2017 compared to $0.1 million of expense in the second quarter of the prior year. On a year-to-date basis, other (income) expense, net, was $2.3 million of income compared to $0.2 million of expense in the first semester of the prior year. The change in other (income) expense, net, during the second quarter and the first semester of fiscal 2017 is primarily attributable to higher gains on investments in life insurance policies of $1.8 million and $2.9 million, respectively. These gains on investments are substantially offset in the Company's payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES

	Three months ended July 31,		Six months ended July 31,
	2016	2015	2016	2015
Effective tax rate	32.1%	30.2%	31.4%	31.2%

The increase in the effective tax rate of 1.9% for the three months ended July 31, 2016 and 0.2% for the six months ended July 31, 2016 as compared to the same periods in the prior fiscal year is primarily due to the favorable impact of certain discrete tax items on the prior year effective tax rate, partially offset by the relative mix of earnings and losses within the tax jurisdictions in which we operate. The decrease in the absolute dollar value of the provision for income taxes in the second quarter and first semester of fiscal 2017 as compared to the same periods in the prior fiscal year is primarily due to a decrease in taxable earnings, as well as the relative mix of earnings and losses within the tax jurisdictions in which we operate.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following tables provide a comparison of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended July 31, 2016 and 2015 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF NET INCOME
Three months ended July 31:	2016	2015
(in millions)
Net income	$46.4	$76.4
LCD settlements and other, net	(1.7)	(21.5)
Value added tax assessments and related interest expense	1.4	(18.6)
Restatement and remediation related expenses	—	0.2
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	5.4	5.7
Income tax effect of the above adjustments	(1.2)	10.1
Non-GAAP net income	$50.3	$52.5

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED
Three months ended July 31:	2016	2015
Earnings per share-diluted	$1.31	$2.09
LCD settlements and other, net	(0.05)	(0.59)
Value added tax assessments and related interest expense	0.04	(0.51)
Restatement and remediation related expenses	—	—
Loss on disposal of subsidiaries	—	—
Acquisition-related intangible assets amortization expense	0.15	0.16
Income tax effect of the above adjustments	(0.03)	0.28
Non-GAAP earnings per share-diluted	$1.42	$1.43

YEAR TO DATE RESULTS

The following tables provide a comparison of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the six months ended July 31, 2016 and 2015 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF NET INCOME
Six months ended July 31:	2016	2015
(in millions)
Net income	$79.8	$127.7
LCD settlements and other, net	(2.2)	(60.0)
Value added tax assessments and related interest expense	1.4	(18.6)
Restatement and remediation related expenses	—	0.8
Loss on disposal of subsidiaries	—	0.5
Acquisition-related intangible assets amortization expense	10.8	11.5
Income tax effect of the above adjustments	(2.5)	20.2
Non-GAAP net income	$87.3	$82.1

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED
Six months ended July 31:	2016	2015
Earnings per share-diluted	$2.26	$3.47
LCD settlements and other, net	(0.06)	(1.63)
Value added tax assessments and related interest expense	0.04	(0.50)
Restatement and remediation related expenses	—	0.02
Loss on disposal of subsidiaries	—	0.01
Acquisition-related intangible assets amortization expense	0.30	0.31
Income tax effect of the above adjustments	(0.07)	0.55
Non-GAAP earnings per share-diluted	$2.47	$2.23

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of July 31, 2016 and 2015, and January 31, 2016 and 2015.

NET CASH DAYS

As of:	July 31, 2016	January 31, 2016	As of:	July 31, 2015	January 31, 2015
DSO	39	37	DSO	37	35
DOS	32	27	DOS	29	26
DPO	(49)	(44)	DPO	(47)	(41)
Net cash days	22	20	Net cash days	19	20

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Six months ended July 31:	2016	2015
(in millions)
Net cash provided by (used in):
Operating activities	$184.9	$307.8
Investing activities	(25.0)	(24.1)
Financing activities	(8.7)	(111.4)
Effect of exchange rate changes on cash and cash equivalents	14.7	(6.0)
Net increase in cash and cash equivalents	$165.9	$166.3

The decrease of $122.9 million in cash resulting from operating activities in the first six months of fiscal 2017 compared to the same period of the prior year is primarily due to changes in working capital, including increases in cash paid to vendors as well as cash paid for income taxes.

Net cash used in investing activities increased $0.9 million primarily due to proceeds received in the prior year of $18.7 million from the sale of our subsidiaries in Chile and Peru and an increase of $7.3 million in capital expenditures in the current year. These amounts are partially offset by a decrease of $25.2 million in cash paid for acquisitions, primarily due to the prior year acquisition of Signature Technology Group, Inc.

The decrease of $102.7 million in cash used in financing activities can be primarily attributed to the repurchase of shares of common stock in the prior year under our December 2014 and June 2015 share repurchase programs in the amount of $110.1 million, partially offset by the change in repayments on revolving credit loans of $10.6 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 15% at July 31, 2016. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and cash provided by operating activities are sufficient to meet our working capital needs and cash requirements for at least the next 12 months. Apart from our working capital needs, we expect to incur total capital expenditures of approximately $44 million during fiscal 2017 for equipment and machinery in our logistics centers, office facilities and IT systems.

At July 31, 2016, we had approximately $697.0 million in cash and cash equivalents, of which $602.7 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential negative income tax consequences.

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

Other credit facilities

We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in November 2015, which, among other things, provides for (i) a maturity date of November 5, 2020, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2016 and January 31, 2016.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $761.5 million and $721.1 million at July 31, 2016 and January 31, 2016, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program was renewed in August 2015 with a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2016 and January 31, 2016.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $308.4 million at July 31, 2016 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $12.9 million outstanding on these facilities at July 31, 2016, at an average interest rate of 6.68% and there was $18.1 million outstanding on these facilities at January 31, 2016, at a weighted average interest rate of 5.26%.

At July 31, 2016, we had also issued standby letters of credit of $31.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum debt to capitalization ratio and a minimum interest coverage ratio. At July 31, 2016, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities was restricted to $899.7 million, of which $12.9 million was outstanding at July 31, 2016.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2016 and January 31, 2016, the Company had a total of $479.6 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2016 and 2015, discount fees recorded under these facilities were $1.5 million and $1.0 million, respectively, and during the six months ended July 31, 2016 and 2015, discount fees recorded under these facilities were $2.7 million and $1.9 million, respectively. These discount fees are included as a component of "other (income) expense, net" in our Consolidated Statement of Income.

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

Twelve months ended July 31:	2016	2015
(in millions)
ROIC (A/B)	14%	12%

Non-GAAP Net Operating Profit After Tax ("NOPAT") (A):
Non-GAAP Operating Income	$323.4	$313.9
Non-GAAP Effective Tax Rate	28%	30%
Non-GAAP NOPAT (Non-GAAP operating income x (1 - non-GAAP effective tax rate))	$231.8	$219.7

Average Invested Capital (B):
Short-term debt (5-qtr average)	$16.8	$28.6
Long-term debt (5-qtr average)	349.3	351.8
Non-GAAP Shareholders' Equity (5-qtr average)	2,009.2	2,024.5
Total average capital	2,375.3	2,404.9
Less: Cash (5-qtr average)	(669.8)	(589.8)
Average invested capital less average cash	$1,705.5	$1,815.1
(A/B) ROIC is calcluated as Non-GAAP Net Operating Profit After Tax divided by Average Invested Capital (less average cash)

CRITICAL ACCOUNTING POLICIES

Except as presented below, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016.
Goodwill
During the second quarter of fiscal year 2017, the Company elected to change the timing of its annual goodwill impairment testing from January 31st to November 1st. This accounting change is considered to be preferable because it allows the Company additional time to complete the annual goodwill impairment test. This change does not represent a material change to the method of applying an accounting principle, nor does this change result in adjustments to previously issued financial statements. The Company has concluded that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1st of prior reporting periods. As a result, the Company will prospectively apply the change in the annual goodwill impairment testing date beginning November 1, 2016. This change in testing date did not delay, accelerate, or avoid a goodwill impairment charge.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. Following the administrative court proceedings the matter was appealed to the Spanish National Appellate Court. During 2013, the Spanish National Appellate Court issued an opinion upholding the assessments for several of the assessed years. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. During fiscal 2016, the Spanish Supreme Court issued final decisions for the assessments related to fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the three months ended July 31, 2015, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. The Company paid the remaining assessed amounts for fiscal years 1996 through 2001 of $12.3 million during the third quarter of fiscal 2016.
During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million in the second quarter of fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $7.4 million at July 31, 2016 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $21.9 million at July 31, 2016. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

ITEM 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2016. Except as presented below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2016.
Economic conditions and regulatory changes leading up to and following the United Kingdom's likely exit from the European Union could have a material adverse effect on our business and results of operations.
In June 2016, the United Kingdom (U.K.) held a non-binding referendum in which voters approved an exit form the European Union (EU), commonly referred to as "Brexit." It is expected that the U.K. government will initiate a process to withdraw from the EU and begin negotiating the terms of the U.K.'s future relationship with the EU member states. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such a withdrawal would affect the Company. Adverse consequences such as deterioration in global economic conditions, instability in global financial markets, volatility in currency exchange rates or adverse changes in regulation of the cross-border agreements could have a negative impact on our operations, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
Not applicable.

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1 (1)	Addendum to the Employment Agreement Between Tech Data Corporation and Nestor Cano, dated May 24, 2016

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2016 and January 31, 2016; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 31, 2016 and 2015; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	August 31, 2016
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President and Chief Financial Officer (principal financial officer)	August 31, 2016
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President and Corporate Controller (principal accounting officer)	August 31, 2016
Jeffrey L. Taylor