Form 10-Q
period 2016-10-31
TECH DATA CORP
filed 2016-11-30
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016

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

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2016
Common stock, par value $.0015 per share	35,221,144

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31, 2016	January 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691,565	$531,169
Accounts receivable, less allowances of $41,400 and $45,875 at October 31, 2016 and January 31, 2016	2,866,028	2,995,114
Inventories	2,253,962	2,117,384
Prepaid expenses and other assets	129,227	178,394
Total current assets	5,940,782	5,822,061
Property and equipment, net	72,700	66,028
Goodwill	199,079	204,114
Intangible assets, net	137,390	159,386
Other assets, net	112,713	106,699
Total assets	$6,462,664	$6,358,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,495,096	$3,427,580
Accrued expenses and other liabilities	432,661	487,003
Revolving credit loans and current maturities of long-term debt, net	365,417	18,063
Total current liabilities	4,293,174	3,932,646
Long-term debt, less current maturities	—	348,608
Other long-term liabilities	77,051	71,279
Total liabilities	4,370,225	4,352,533
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2016 and January 31, 2016	89	89
Additional paid-in capital	683,211	682,227
Treasury stock, at cost (24,024,441 and 24,163,402 shares at October 31, 2016 and January 31, 2016)	(1,071,238)	(1,077,434)
Retained earnings	2,550,471	2,434,198
Accumulated other comprehensive loss	(70,094)	(33,325)
Total shareholders' equity	2,092,439	2,005,755
Total liabilities and shareholders' equity	$6,462,664	$6,358,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net sales	$6,490,265	$6,428,540	$18,807,366	$18,896,162
Cost of products sold	6,174,426	6,113,696	17,876,466	17,964,150
Gross profit	315,839	314,844	930,900	932,012
Operating expenses:
Selling, general and administrative expenses	239,952	249,840	730,211	748,436
Acquisition and integration expenses	13,015	—	14,997	—
LCD settlements and other, net	—	(3,049)	(4,142)	(63,087)
Value added tax assessments	—	—	1,049	(9,563)
	252,967	246,791	742,115	675,786
Operating income	62,872	68,053	188,785	256,226
Interest expense	9,475	5,619	21,364	8,021
Other expense (income), net	1,747	898	(517)	1,110
Income before income taxes	51,650	61,536	167,938	247,095
Provision for income taxes	15,144	19,636	51,665	77,506
Net income	$36,506	$41,900	$116,273	$169,589
Earnings per share:
Basic	$1.04	$1.19	$3.30	$4.69
Diluted	$1.03	$1.18	$3.29	$4.66
Weighted average common shares outstanding:
Basic	35,218	35,214	35,184	36,174
Diluted	35,449	35,397	35,393	36,354
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net income	$36,506	$41,900	$116,273	$169,589
Other comprehensive loss:
Foreign currency translation adjustment	(55,771)	(4,815)	(36,769)	(22,228)
Total comprehensive (loss) income	$(19,265)	$37,085	$79,504	$147,361
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2016	2015
Cash flows from operating activities:
Cash received from customers	$21,076,446	$20,055,571
Cash paid to vendors and employees	(20,776,017)	(19,748,997)
Interest paid, net	(18,982)	(17,759)
Income taxes paid	(69,960)	(62,741)
Net cash provided by operating activities	211,487	226,074
Cash flows from investing activities:
Expenditures for property and equipment	(18,785)	(13,943)
Software and software development costs	(12,118)	(9,234)
Acquisition of businesses, net of cash acquired	(2,685)	(27,848)
Proceeds from sale of subsidiaries	—	20,020
Net cash used in investing activities	(33,588)	(31,005)
Cash flows from financing activities:
Net (repayments) borrowings on revolving credit loans	(1,476)	5,170
Acquisition-related financing costs	(14,988)	—
Payments for employee tax withholdings on equity awards	(4,385)	(4,533)
Proceeds from the reissuance of treasury stock	492	376
Cash paid for purchase of treasury stock	—	(147,003)
Principal payments on long-term debt	—	(319)
Acquisition earn-out payment	—	(2,736)
Net cash used in financing activities	(20,357)	(149,045)
Effect of exchange rate changes on cash and cash equivalents	2,854	(3,059)
Net increase in cash and cash equivalents	160,396	42,965
Cash and cash equivalents at beginning of year	531,169	542,995
Cash and cash equivalents at end of period	$691,565	$585,960
Reconciliation of net income to net cash provided by operating activities:
Net income	$116,273	$169,589
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	699
Depreciation and amortization	41,223	42,518
Provision for losses on accounts receivable	3,457	5,041
Stock-based compensation expense	11,020	11,399
Accretion of debt discount and debt issuance costs on Senior Notes	626	630
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	91,938	(158,020)
Inventories	(148,116)	(177,643)
Prepaid expenses and other assets	57,178	(22,405)
Accounts payable	109,404	397,721
Accrued expenses and other liabilities	(71,516)	(43,455)
Total adjustments	95,214	56,485
Net cash provided by operating activities	$211,487	$226,074

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
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2016, its consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2016 and 2015, and its consolidated cash flows for the nine months ended October 31, 2016 and 2015.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2017.
Acquisition and integration expenses
Acquisition and integration expenses are primarily comprised of transaction costs, professional fees and personnel costs, including due diligence and integration activities, related to the planned acquisition of the Technology Solutions business of Avnet Inc. (see Note 3 – Acquisitions for further discussion).
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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At October 31, 2016 and January 31, 2016, the Company had a total of $527.9 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2016 and 2015, discount fees recorded under these facilities were $1.6 million and $0.9 million, respectively, and during the nine months ended October 31, 2016 and 2015, discount fees recorded under these facilities were $4.3 million and $2.9 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
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
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standard which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the license element should be accounted for consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this standard during the quarter ended April 30, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued an accounting standard which modifies how companies account for certain aspects of stock-based payments to employees. The new standard revises the accounting treatment for excess tax benefits, statutory income tax withholding requirements, and forfeitures related to stock-based awards. The standard is effective for annual periods beginning after December 15, 2016; however, early adoption is permitted. The Company early adopted this standard during the quarter ended April 30, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new standard, rather than electing to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements; however, as a result of the adoption of this standard, the classification of certain amounts in the Consolidated Statement of Cash Flows for the nine months ended October 31, 2015 was retrospectively adjusted.
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
In August 2016, the FASB issued a new accounting standard that addresses how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2016, the FASB issued a new accounting standard that revises the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
NOTE 2 — EARNINGS PER SHARE ("EPS")

The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 5 – Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
(in thousands, except per share data)
Net income	$36,506	$41,900	$116,273	$169,589

Weighted average common shares - basic	35,218	35,214	35,184	36,174
Effect of dilutive securities:
Equity based awards	231	183	209	180
Weighted average common shares - diluted	35,449	35,397	35,393	36,354

Earnings per share:
Basic	$1.04	$1.19	$3.30	$4.69
Diluted	$1.03	$1.18	$3.29	$4.66

For the three and nine months ended October 31, 2016, there were 844 and 1,454 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and nine months ended October 31, 2015, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — ACQUISITIONS

Planned Acquisition

On September 19, 2016, the Company entered into an interest purchase agreement with Avnet, Inc. (“Avnet”) to acquire Avnet's Technology Solutions business ("TS"). The Company will acquire TS for an aggregate purchase price comprised of $2.4 billion in cash and 2,785,402 shares of Tech Data's common stock, with the cash consideration subject to certain working capital and other adjustments. In connection with the interest purchase agreement, the Company also obtained a commitment letter for a $3.1 billion senior unsecured bridge loan facility, subject to customary conditions, in order to finance a portion of the proposed acquisition, if necessary. There were no amounts drawn on the commitment letter as of October 31, 2016 (see further discussion in Note 11 – Subsequent Events). The acquisition is subject to customary closing conditions, including regulatory approvals.

Acquisition and integration expenses in the accompanying Consolidated Statements of Income for the three and nine months ended October 31, 2016 are comprised of the following (in thousands):

	Three months ended	Nine months ended
	October 31, 2016	October 31, 2016
Transaction related costs	$8,535	$9,190
Professional services	3,978	5,305
Other	502	502
Total	$13,015	$14,997

In addition to the above expenses, the Company paid $15.0 million of acquisition-related financing costs related to the bridge loan facility, which is being amortized over the expected term of the facility. Interest expense in the accompanying Consolidated Statements of Income for the three and nine months ended October 31, 2016 included $3.4 million of amortization expense related to this facility.

NOTE 4 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	October 31, 2016	January 31, 2016
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	$350,000	$350,000
Less—unamortized debt discount and debt issuance costs	(766)	(1,392)
Senior Notes, net	349,234	348,608
Other committed and uncommitted revolving credit facilities, average interest rate of 7.50% and 5.26% at October 31, 2016 and January 31, 2016, respectively	16,183	18,063
	365,417	366,671
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(365,417)	(18,063)
Total long-term debt	$—	$348,608
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
Other Credit Facilities
The Company has a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 5, 2020, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $750.0 million, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2016 and January 31, 2016. The Credit Agreement was amended on November 2, 2016 (see further discussion in Note 11 – Subsequent Events).
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $764.2 million and $721.1 million at October 31, 2016 and January 31, 2016, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program has a maturity date of November 16, 2017, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2016 and January 31, 2016.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $232.3 million at October 31, 2016 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $16.2 million outstanding at October 31, 2016, at a weighted average interest rate of 7.50%, and $18.1 million outstanding on these facilities at January 31, 2016, at a weighted average interest rate of 5.26%.
At October 31, 2016, the Company had also issued standby letters of credit of $29.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2016, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on these other credit facilities was restricted to $918.3 million, of which $16.2 million was outstanding at October 31, 2016.
NOTE 5 — STOCK-BASED COMPENSATION
For the nine months ended October 31, 2016 and 2015, the Company recorded $11.0 million and $11.4 million, respectively, of stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income.
At October 31, 2016, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 2.2 million shares remain available for future grant at October 31, 2016. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant.
A summary of the Company’s restricted stock activity for the nine months ended October 31, 2016 is as follows:

Shares
Nonvested at January 31, 2016	496,329
Granted (a)	236,311
Vested	(184,277)
Canceled	(17,969)
Nonvested at October 31, 2016	530,394
(a) Includes 18,563 shares of performance-based restricted stock units, which assumes maximum achievement.
The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
NOTE 6 — SHAREHOLDERS' EQUITY

The Company’s common share issuance activity for the nine months ended October 31, 2016 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2016	24,163,402	$44.59
Shares of treasury stock reissued	(138,961)
Treasury stock balance at October 31, 2016	24,024,441	$44.59

There were no common shares repurchased by the Company during the nine months ended October 31, 2016. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	October 31, 2016			January 31, 2016
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
ASSETS
Foreign currency forward contracts		$5,144			$3,412

LIABILITIES
Foreign currency forward contracts		$1,911			$2,274
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $34.3 million and $34.4 million, respectively, at October 31, 2016 and $30.2 million and $30.5 million, respectively, at January 31, 2016.
The $350.0 million of Senior Notes discussed in Note 4 – Debt are carried at cost, less unamortized debt discount and debt issuance costs. As of October 31, 2016 and January 31, 2016, the estimated fair value of the Senior Notes was approximately $355.6 million and $359.6 million, respectively, based upon quoted market information (Level 1 criteria). The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities and loans payable approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net”, was a net foreign currency exchange loss of $1.2 million and a net foreign currency exchange gain of $4.9 million, respectively, for the three months ended October 31, 2016 and 2015, and a net foreign currency exchange loss of $2.0 million and a net foreign currency exchange gain of $2.9 million, respectively, for the nine months ended October 31, 2016 and 2015. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended October 31, 2016 and 2015 were approximately $0.7 billion and $0.5 billion, respectively, with average maturities of 33 days and 24 days, respectively. The Company's average notional amounts of derivative financial instruments outstanding during the nine months ended October 31, 2016 and 2015 were approximately $0.6 billion and $0.5 billion, respectively, with average maturities of 32 days and 31 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2016 and January 31, 2016, the outstanding amount of guarantees under these arrangements totaled $3.7 million and $4.6 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
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
During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during the nine months ended October 31, 2016, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $7.3 million at October 31, 2016 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $22.5 million at October 31, 2016. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

Financial information by geographic segment is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net sales to unaffiliated customers:
Americas (1)	$2,614,347	$2,572,751	$7,677,237	$7,657,440
Europe	3,875,918	3,855,789	11,130,129	11,238,722
Total	$6,490,265	$6,428,540	$18,807,366	$18,896,162

Operating income:
Americas (2) (3)	$32,414	$38,857	$104,930	$161,968
Europe (2) (4)	34,008	32,817	94,875	105,657
Stock-based compensation expense	(3,550)	(3,621)	(11,020)	(11,399)
Total	$62,872	$68,053	$188,785	$256,226

Depreciation and amortization:
Americas	$4,323	$4,884	$14,118	$13,397
Europe	8,805	9,463	27,105	29,121
Total	$13,128	$14,347	$41,223	$42,518

Capital expenditures:
Americas	$4,004	$4,046	$15,489	$12,132
Europe	4,564	4,135	15,414	11,045
Total	$8,568	$8,181	$30,903	$23,177

As of:	October 31, 2016	January 31, 2016
Identifiable assets:
Americas	$2,302,283	$2,078,443
Europe	4,160,381	4,279,845
Total	$6,462,664	$6,358,288

Long-lived assets:
Americas (1)	$34,805	$29,402
Europe	37,895	36,626
Total	$72,700	$66,028

Goodwill & acquisition-related intangible assets, net:
Americas	$33,874	$35,615
Europe	249,977	274,401
Total	$283,851	$310,016

(1)
Net sales to unaffiliated customers in the United States represented 91% of the total Americas' net sales to unaffiliated customers for the three months ended October 31, 2016 and 2015, and 90% of the total Americas' net sales to unaffiliated customers for the nine months ended October 31, 2016 and 2015. Total long-lived assets in the United States represented 95% of the Americas' total long-lived assets at October 31, 2016 and January 31, 2016.

(2)
Operating income in the Americas includes acquisition and integration expenses of $9.5 million and $10.5 million, respectively, for the three and nine months ended October 31, 2016. Operating income in Europe includes acquisition and integration expenses of $3.5 million and $4.5 million, respectively, for the three and nine months ended October 31, 2016 (see further discussion in Note 3 – Acquisitions).

(3)
Operating income in the Americas includes a gain recorded in LCD settlements and other, net, of $4.1 million for the nine months ended October 31, 2016, and $3.0 million and $63.1 million, respectively, for the three and nine months ended October 31, 2015 (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(4)
Operating income in Europe for the nine months ended October 31, 2016 includes an increase of $1.5 million in the accrual for assessments and penalties for a VAT matter in the Company's subsidiary in Spain. Operating income in Europe for the three and nine months ended October 31, 2015 includes a net decrease of $9.6 million in the accrual for assessments and penalties for various VAT matters in two European subsidiaries (see further discussion in Note 9 – Commitments & Contingencies).

NOTE 11 — SUBSEQUENT EVENTS
On November 2, 2016, the Credit Agreement was amended to (i) increase the borrowing capacity under the revolving credit facility to $1.0 billion, (ii) extend the maturity date to November 2, 2021, and (iii) provide the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. The Company pays interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating.
On November 2, 2016, the Company also entered into a term loan credit agreement with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. The Company pays interest on advances under the Term Loan Credit Agreement at a fixed rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There are no balances outstanding under the Term Loan Credit Agreement as the funding date for the term loans is immediately prior to the occurrence of the planned acquisition of TS.
As of November 2, 2016, the $3.1 billion debt commitment letter discussed in Note 3 – Acquisitions was reduced to $1.3 billion as a result of executing the amendment to the Credit Agreement, the Term Loan Credit Agreement and the satisfaction of certain other conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2016, and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Planned Acquisition

On September 19, 2016, we entered into an interest purchase agreement with Avnet, Inc. (“Avnet”) to acquire Avnet's Technology Solutions business ("TS"). We will acquire all of the outstanding shares of TS for an aggregate purchase price comprised of $2.4 billion in cash and 2,785,402 shares of Tech Data's common stock, with the cash consideration subject to certain working capital and other adjustments. We also obtained a commitment letter for a $3.1 billion senior unsecured bridge loan facility, subject to customary closing conditions, in order to finance a portion of the proposed acquisition, if necessary. We expect that the acquisition will close in the first half of calendar 2017, after remaining customary closing conditions are satisfied, including regulatory approvals.

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition and integration expenses, LCD settlements and other, net, value added tax assessments, restatement and remediation related expenses, loss on disposal of subsidiaries and acquisition-related intangible asset amortization;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition and integration expenses, LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization, acquisition-related financing expenses and the income tax effects of these adjustments; and

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition and integration expenses, LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization, acquisition-related financing expenses and the income tax effects of these adjustments.

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

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	95.13	95.10	95.05	95.07
Gross profit	4.87	4.90	4.95	4.93
Operating expenses:
Selling, general and administrative expenses	3.70	3.89	3.88	3.96
Acquisition and integration expenses	0.20	0.00	0.08	0.00
LCD settlements and other, net	0.00	(0.05)	(0.02)	(0.34)
Value added tax assessments	0.00	0.00	0.01	(0.05)
	3.90	3.84	3.95	3.57
Operating income	0.97	1.06	1.00	1.36
Interest expense	0.14	0.09	0.11	0.04
Other expense (income), net	0.03	0.01	0.00	0.01
Income before income taxes	0.80	0.96	0.89	1.31
Provision for income taxes	0.24	0.31	0.27	0.41
Net income	0.56%	0.65%	0.62%	0.90%

NET SALES

QUARTERLY RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the three months ended October 31, 2016 and 2015 (in billions):

	Three months ended October 31,		Change
	2016	2015	$	%
(in millions)
Consolidated net sales, as reported	$6,490	$6,429	$61	1.0%
Impact of changes in foreign currencies	164	—
Consolidated net sales, as adjusted	$6,654	$6,429	$225	3.5%

Americas net sales, as reported	$2,614	$2,573	$41	1.6%
Impact of changes in foreign currencies	2	—
Americas net sales, as adjusted	$2,616	$2,573	$43	1.7%

Europe net sales, as reported	$3,876	$3,856	$20	0.5%
Impact of changes in foreign currencies	162	—
Europe net sales, as adjusted	$4,038	$3,856	$182	4.7%

QUARTERLY COMMENTARY

AMERICAS	EUROPE
Americas net sales, as adjusted, increased by $43 million primarily due to growth in the broadline product category, partially offset by a decline in consumer electronics products.
The increase in net sales in Europe, as adjusted, of $182 million is primarily due to growth in mobility and broadline product categories, partially offset by a decline in software products. The impact of changes in foreign currencies is primarily due to the weakening of the British pound against the U.S. dollar.

YEAR TO DATE RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the nine months ended October 31, 2016 and 2015 (in billions):

	Nine months ended October 31,		Change
	2016	2015	$	%
(in millions)
Consolidated net sales, as reported	$18,807	$18,896	$(89)	(0.5)%
Impact of changes in foreign currencies	273	—
Consolidated net sales, as adjusted	$19,080	$18,896	$184	1.0%

Americas net sales, as reported	$7,677	$7,657	$20	0.3%
Impact of changes in foreign currencies	34	—
Americas net sales, as adjusted	$7,711	$7,657	$54	0.7%

Europe net sales, as reported	$11,130	$11,239	$(109)	(1.0)%
Impact of changes in foreign currencies	239	—
Europe net sales, as adjusted	$11,369	$11,239	$130	1.2%

YEAR TO DATE COMMENTARY

AMERICAS	EUROPE
Americas net sales, as adjusted, increased by $54 million primarily due to growth in the broadline product category, partially offset by a decline in consumer electronics products.
The increase in net sales in Europe, as adjusted, of $130 million is primarily due to growth in broadline products, partially offset by a decline in the mobility, data center and software product categories. The impact of changes in foreign currencies is primarily due to the weakening of the British pound against the U.S. dollar.

MAJOR VENDORS

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2016 and 2015 (as a percent of consolidated net sales):

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Apple, Inc.	20%	20%	18%	18%
HP Inc. (a)	13%		14%
Hewlett-Packard Company (a)		19%		19%
Cisco Systems, Inc.	10%	10%	10%	10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. Amounts presented for the three and nine months ended October 31, 2015 represent the sales of Hewlett-Packard Company prior to the split.

There were no customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2016 and 2015.

GROSS PROFIT

QUARTERLY RESULTS
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended October 31, 2016 and 2015 (in millions):

	Three months ended October 31,		Change
	2016	2015	$	%
(in millions)
Gross profit, as reported	$315.8	$314.8	$1.0	0.3%
Impact of changes in foreign currencies	7.9	—
Gross profit, as adjusted	$323.7	$314.8	$8.9	2.8%

The increase in gross profit, as adjusted, of $8.9 million is primarily due to an increase in net sales volume.

YEAR TO DATE RESULTS
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the nine months ended October 31, 2016 and 2015 (in millions):

	Nine months ended October 31,		Change
	2016	2015	$	%
(in millions)
Gross profit, as reported	$930.9	$932.0	$(1.1)	(0.1)%
Impact of changes in foreign currencies	13.2	—
Gross profit, as adjusted	$944.1	$932.0	$12.1	1.3%

The increase in gross profit, as adjusted, of $12.1 million is primarily due to an increase in net sales volume.

OPERATING EXPENSES

SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses (in millions):

	Three months ended October 31,		Change
	2016	2015	$	%

SG&A, as reported	$240.0	$249.8	$(9.8)	(3.9)%
Impact of changes in foreign currencies	5.4	—
SG&A, as adjusted	$245.4	$249.8	$(4.4)	(1.8)%

SG&A as a percentage of net sales, as reported	3.70%	3.89%		(19) bps

	Nine months ended October 31,		Change
	2016	2015	$	%

SG&A, as reported	$730.2	$748.4	$(18.2)	(2.4)%
Impact of changes in foreign currencies	9.0	—
SG&A, as adjusted	$739.2	$748.4	$(9.2)	(1.2)%

SG&A as a percentage of net sales, as reported	3.88%	3.96%		(8) bps
The decrease in SG&A, as adjusted, of $4.4 million and $9.2 million for the three and nine months ended October 31, 2016, respectively, is primarily due to lower payroll costs, particularly in Europe.

ACQUISITION AND INTEGRATION EXPENSES
Acquisition and integration expenses are primarily comprised of transaction costs, professional fees and personnel costs, including due diligence and integration activities, related to the acquisition of TS. Acquisition and integration expenses for the three and nine months ended October 31, 2016, are comprised of the following (in millions):

	Three months ended	Nine months ended
	October 31, 2016	October 31, 2016
Transaction related costs	$8.5	$9.2
Professional services	4.0	5.3
Other	0.5	0.5
Total	$13.0	$15.0

LCD SETTLEMENTS AND OTHER, NET
We have been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays. We have reached settlement agreements with certain manufacturers during the periods presented and have recorded these amounts net of attorneys fees and expenses.

VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 that allege the subsidiary did not properly collect and remit VAT. During fiscal 2016, the Spanish Supreme Court issued final decisions for fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the nine months ended October 31, 2015, we decreased our accrual for the assessments and penalties associated with this matter by $16.4 million. In the second quarter of fiscal 2017, the National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. As a result of this ruling, during the nine months ended October 31, 2016, we increased our accrual for the assessments and penalties associated with this matter by $1.5 million (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

In the second quarter of fiscal 2016, the Company determined that it had additional VAT liabilities due in one of its European subsidiaries. As a result, the Company recorded a charge of $6.8 million during the nine months ended October 31, 2015 representing the probable liability for VAT and associated penalties. The Company has subsequently paid all VAT associated with this matter and filed amended tax returns with the tax authorities.

OPERATING INCOME

QUARTERLY RESULTS
The following tables provide a comparison of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended October 31, 2016 and 2015 (in millions):
QUARTERLY COMMENTARY

•
The decrease in GAAP operating income of $5.2 million is primarily due to $13.0 million of acquisition and integration expenses, partially offset by a decrease in SG&A primarily related to lower payroll costs in Europe and an increase in net sales volume.

•	The increase in non-GAAP operating income of $10.2 million is due to a decrease in SG&A primarily related to lower payroll costs in Europe and an increase in net sales volume.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended October 31:	2016	2015
(in millions)
Operating income	$62.9	$68.1
Acquisition and integration expenses	13.0	—
LCD settlements and other, net	—	(3.0)
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	5.2	5.6
Non-GAAP operating income	$81.1	$70.9

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

Three months ended October 31:	2016	2015
(in millions)
Americas	$32.4	$38.9
Europe	34.0	32.8
Stock-based compensation expense	(3.5)	(3.6)
Total	$62.9	$68.1

AMERICAS QUARTERLY RESULTS
AMERICAS QUARTERLY COMMENTARY

•
The decrease in GAAP operating income of $6.5 million is primarily related to $9.5 million of acquisition and integration expenses and a prior year gain of $3.0 million related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by an increase in net sales volume and changes in product mix.

•	The increase in non-GAAP operating income of $5.9 million is primarily due to an increase in net sales volume and changes in product mix.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended October 31:	2016	2015
(in millions)
Operating income - Americas	$32.4	$38.9
Acquisition and integration expenses	9.5	—
LCD settlements and other, net	—	(3.0)
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	0.6	0.5
Non-GAAP operating income - Americas	$42.5	$36.6

EUROPE QUARTERLY RESULTS
EUROPE QUARTERLY COMMENTARY

•
The increase in GAAP operating income of $1.2 million is due to a decrease in SG&A, primarily related to lower payroll costs, partially offset by $3.5 million of acquisition and integration expenses and the impact of changes in foreign currencies.

•	The increase in non-GAAP operating income of $4.3 million is primarily due to lower payroll costs, partially offset by the impact of changes in foreign currencies.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended October 31:	2016	2015
(in millions)
Operating income - Europe	$34.0	$32.8
Acquisition and integration expenses	3.5	—
Acquisition-related intangible assets amortization expense	4.7	5.1
Non-GAAP operating income - Europe	$42.2	$37.9

YEAR TO DATE RESULTS
The following tables provide a comparison of GAAP OI and non-GAAP OI on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the nine months ended October 31, 2016 and 2015 (in millions):
YEAR TO DATE COMMENTARY

•
The decrease in GAAP operating income of $67.4 million is primarily due to a decrease of $59.0 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, $15.0 million of acquisition and integration expenses and a net change in the accrual for VAT assessments, partially offset by a decrease in SG&A primarily related to lower payroll costs, particularly in Europe.

•	The increase in non-GAAP operating income of $14.5 million is primarily due to a decrease in SG&A primarily related to lower payroll costs, particularly in Europe.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Nine months ended October 31:	2016	2015
(in millions)
Operating income	$188.8	$256.2
Acquisition and integration expenses	15.0	—
LCD settlements and other, net	(4.1)	(63.1)
Value added tax assessments	1.0	(9.5)
Restatement and remediation related expenses	—	0.8
Loss on disposal of subsidiaries	—	0.7
Acquisition-related intangible assets amortization expense	16.1	17.2
Non-GAAP operating income	$216.8	$202.3
OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

Nine months ended October 31:	2016	2015
(in millions)
Americas	$104.9	$162.0
Europe	94.9	105.6
Stock-based compensation expense	(11.0)	(11.4)
Total	$188.8	$256.2

AMERICAS YEAR TO DATE RESULTS
AMERICAS YEAR TO DATE COMMENTARY

•
The decrease in GAAP operating income of $57.1 million is primarily due to a decrease of $59.0 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and $10.5 million of acquisition and integration expenses, partially offset by changes in product mix.

•	The increase in non-GAAP operating income of $11.6 million is primarily due to changes in product mix.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Nine months ended October 31:	2016	2015
(in millions)
Operating income - Americas	$104.9	$162.0
Acquisition and integration expenses	10.5	—
LCD settlements and other, net	(4.1)	(63.1)
Value added tax assessments	(0.4)	—
Restatement and remediation related expenses	—	0.2
Loss on disposal of subsidiaries	—	0.7
Acquisition-related intangible assets amortization expense	1.7	1.2
Non-GAAP operating income - Americas	$112.6	$101.0

EUROPE YEAR TO DATE RESULTS

EUROPE YEAR TO DATE COMMENTARY

•	The decrease in GAAP operating income of $10.7 million is primarily related to a net change in the accrual for VAT assessments.

•	The increase in non-GAAP operating income of $2.5 million is primarily due to lower payroll costs, partially offset by the impact of changes in foreign currencies.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Nine months ended October 31:	2016	2015
(in millions)
Operating income - Europe	$94.9	$105.6
Acquisition and integration expenses	4.5	—
Value added tax assessments	1.5	(9.5)
Restatement and remediation related expenses	—	0.6
Acquisition-related intangible assets amortization expense	14.3	16.0
Non-GAAP operating income - Europe	$115.2	$112.7

INTEREST EXPENSE

Interest expense increased to $9.5 million in the third quarter of fiscal 2017 compared to $5.6 million in the third quarter of fiscal 2016 primarily due to $3.4 million of acquisition-related financing expenses related to our bridge loan facility recorded in the third quarter of fiscal 2017. On a year-to-date basis, interest expense increased to $21.4 million in the first nine months of fiscal 2017 compared to $8.0 million in the first nine months of the prior year. The year-to-date change is primarily attributable to a $9.0 million benefit recorded in the prior year for the reversal of interest expense previously accrued related to VAT assessments in one of the Company's subsidiaries in Spain (see Note 9 of Notes to Consolidated Financial Statements for further discussion) and $3.4 million of acquisition-related financing expenses related to our bridge loan facility.

OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, was $1.7 million of expense in the third quarter of fiscal 2017 compared to $0.9 million of expense in the third quarter of the prior year primarily due to higher discounts on the sale of accounts receivable. On a year-to-date basis, other expense (income), net, was $0.5 million of income compared to $1.1 million of expense in the first nine months of the prior year. The change in other expense (income), net, during the first nine months of fiscal 2017 is primarily attributable to higher gains on the investments contained within life insurance policies of $2.4 million. These gains on investments are substantially offset in the Company's payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES

	Three months ended October 31,		Nine months ended October 31,
	2016	2015	2016	2015
Effective tax rate	29.3%	31.9%	30.8%	31.4%

The decrease in the effective tax rate of 2.6% for the three months ended October 31, 2016 as compared to the prior fiscal year is primarily due to the relative mix of earnings and losses within the tax jurisdictions in which we operate. The decrease in the effective tax rate of 0.6% for the nine months ended October 31, 2016 as compared to the prior fiscal year is primarily due to the relative mix of earnings and losses within the tax jurisdictions in which we operate, partially offset by the favorable impact of certain discrete tax items on the prior year effective tax rate. The decrease in the absolute dollar value of the provision for income taxes for the three and nine months ended October 31, 2016 as compared to the same periods in the prior fiscal year is primarily due to a decrease in taxable earnings, as well as the relative mix of earnings and losses within the tax jurisdictions in which we operate.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following tables provide a comparison of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended October 31, 2016 and 2015 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF NET INCOME
Three months ended October 31:	2016	2015
(in millions)
Net income	$36.5	$41.9
Acquisition and integration expenses	13.0	—
LCD settlements and other, net	—	(3.0)
Loss on disposal of subsidiaries	—	0.2
Acquisition-related intangible assets amortization expense	5.2	5.7
Acquisition-related financing expenses	3.4	—
Income tax effect of the above adjustments	(7.2)	0.4
Non-GAAP net income	$50.9	$45.2

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED
Three months ended October 31:	2016	2015
Earnings per share-diluted	$1.03	$1.18
Acquisition and integration expenses	0.37	—
LCD settlements and other, net	—	(0.08)
Loss on disposal of subsidiaries	—	0.01
Acquisition-related intangible assets amortization expense	0.15	0.16
Acquisition-related financing expenses	0.10	—
Income tax effect of the above adjustments	(0.21)	0.01
Non-GAAP earnings per share-diluted	$1.44	$1.28

YEAR TO DATE RESULTS

The following tables provide a comparison of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the nine months ended October 31, 2016 and 2015 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF NET INCOME
Nine months ended October 31:	2016	2015
(in millions)
Net income	$116.3	$169.6
Acquisition and integration expenses	15.0	—
LCD settlements and other, net	(4.1)	(63.1)
Value added tax assessments and related interest expense	1.3	(18.6)
Restatement and remediation related expenses	—	0.8
Loss on disposal of subsidiaries	—	0.7
Acquisition-related intangible assets amortization expense	16.1	17.2
Acquisition-related financing expenses	3.4	—
Income tax effect of the above adjustments	(9.8)	20.7
Non-GAAP net income	$138.2	$127.3

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED
Nine months ended October 31:	2016	2015
Earnings per share-diluted	$3.29	$4.66
Acquisition and integration expenses	0.42	—
LCD settlements and other, net	(0.12)	(1.73)
Value added tax assessments and related interest expense	0.04	(0.51)
Restatement and remediation related expenses	—	0.02
Loss on disposal of subsidiaries	—	0.02
Acquisition-related intangible assets amortization expense	0.45	0.47
Acquisition-related financing expenses	0.10	—
Income tax effect of the above adjustments	(0.27)	0.57
Non-GAAP earnings per share-diluted	$3.91	$3.50

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of October 31, 2016 and 2015, and January 31, 2016 and 2015.

NET CASH DAYS

As of:	October 31, 2016	January 31, 2016	As of:	October 31, 2015	January 31, 2015
DSO	40	37	DSO	41	35
DOS	33	27	DOS	32	26
DPO	(51)	(44)	DPO	(52)	(41)
Net cash days	22	20	Net cash days	21	20

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Nine months ended October 31:	2016	2015
(in millions)
Net cash provided by (used in):
Operating activities	$211.5	$226.1
Investing activities	(33.6)	(31.0)
Financing activities	(20.4)	(149.0)
Effect of exchange rate changes on cash and cash equivalents	2.9	(3.1)
Net increase in cash and cash equivalents	$160.4	$43.0

The decrease of $14.6 million in cash resulting from operating activities in the first nine months of fiscal 2017 compared to the same period of the prior year is primarily due to changes in working capital, including increases in cash paid to vendors as well as cash paid for income taxes.

Net cash used in investing activities increased $2.6 million primarily due to proceeds received in the prior year of $20.0 million from the sale of our subsidiaries in Chile and Peru and an increase of $7.7 million in capital expenditures in the current year. These amounts are partially offset by a decrease of $25.2 million in cash paid for acquisitions, primarily due to the prior year acquisition of Signature Technology Group, Inc.

The decrease of $128.7 million in cash used in financing activities can be primarily attributed to the repurchase of shares of common stock in the prior year under our December 2014 and June 2015 share repurchase programs in the amount of $147.0 million, partially offset by $15.0 million of acquisition-related financing costs primarily related to the senior unsecured bridge loan facility.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 15% at October 31, 2016. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities, cash resources and the financing contemplated to be provided by the debt commitment letter entered into in connection with the interest purchase agreement for TS, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our cash requirements for the next twelve months, including our working capital needs and the acquisition of TS. Apart from our working capital needs, we expect to incur total capital expenditures of approximately $44 million during fiscal 2017 for equipment and machinery in our logistics centers, office facilities and IT systems.

At October 31, 2016, we had approximately $691.6 million in cash and cash equivalents, of which $584.6 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries may not be repatriated to the United States without potential negative income tax consequences.

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

Other credit facilities

We have a $500.0 million revolving credit facility with a syndicate of banks (the “Credit Agreement”). The Credit Agreement, among other things, provides for (i) a maturity date of November 5, 2020, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $750.0 million, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2016 and January 31, 2016.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $764.2 million and $721.1 million at October 31, 2016 and January 31, 2016, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2016 and January 31, 2016.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $232.3 million at October 31, 2016, to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $16.2 million outstanding on these facilities at

October 31, 2016, at an average interest rate of 7.50% and there was $18.1 million outstanding on these facilities at January 31, 2016, at a weighted average interest rate of 5.26%.

At October 31, 2016, we had also issued standby letters of credit of $29.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces our borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2016, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities was restricted to $918.3 million, of which $16.2 million was outstanding at October 31, 2016.
Subsequent Events
On November 2, 2016, the Credit Agreement was amended to (i) increase the borrowing capacity under the revolving credit facility to $1.0 billion, (ii) extend the maturity date to November 2, 2021, and (iii) provide the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. We pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating.
On November 2, 2016, we also entered into a term loan credit agreement with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. We pay interest on advances under the Term Loan Credit Agreement at a fixed rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There are no balances outstanding under the Term Loan Credit Agreement as the funding date for the term loan is immediately prior to the occurrence of the planned acquisition of TS.
Debt Commitment Letter
On September 19, 2016, in connection with the interest purchase agreement related to TS, we obtained a commitment letter for a $3.1 billion senior unsecured bridge loan facility, subject to customary conditions, in order to finance a portion of the proposed acquisition, if necessary. As of November 2, 2016, the commitment letter was reduced to $1.3 billion as a result of executing the amendment to the Credit Agreement, the Term Loan Credit Agreement and the satisfaction of certain other conditions. We currently expect to issue approximately $1.0 billion in unsecured notes in lieu of drawing on the senior unsecured bridge loan facility before or at the closing of the acquisition of TS, with the balance of cash consideration related to the acquisition to be paid using our other credit facilities and from available cash. If we are unable to raise financing on acceptable terms, we may need to rely on our bridge loan facility, which may result in higher borrowing costs than anticipated.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2016 and January 31, 2016, the Company had a total of $527.9 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements.

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

Twelve months ended October 31:	2016	2015
(in millions)
ROIC (A/B)	14%	12%

Non-GAAP Net Operating Profit After Tax ("NOPAT") (A):
Non-GAAP Operating Income	$333.6	$314.0
Non-GAAP Effective Tax Rate	29%	30%
Non-GAAP NOPAT (Non-GAAP operating income x (1 - non-GAAP effective tax rate))	$238.4	$219.8

Average Invested Capital (B):
Short-term debt (5-qtr average)	$86.2	$22.2
Long-term debt (5-qtr average)	279.0	351.0
Non-GAAP Shareholders' Equity (5-qtr average)	2,048.5	1,975.5
Total average capital	2,413.7	2,348.7
Less: Cash (5-qtr average)	(666.3)	(584.6)
Average invested capital less average cash	$1,747.4	$1,764.1
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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during the nine months ended October 31, 2016, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $7.3 million at October 31, 2016 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $22.5 million at October 31, 2016. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
In June 2016, the United Kingdom ("U.K.") held a non-binding referendum in which voters approved an exit form the European Union ("EU"), commonly referred to as "Brexit." It is expected that the U.K. government will initiate a process to withdraw from the EU and begin negotiating the terms of the U.K.'s future relationship with the EU member states. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such a withdrawal would affect the Company. Adverse consequences such as deterioration in global economic conditions, instability in global financial markets, volatility in currency exchange rates or adverse changes in regulation of the cross-border agreements could have a negative impact on our operations, financial condition and results of operations.
Risks Relating to the Proposed Acquisition of Avnet's Technology Solutions Business ("TS")

We cannot predict when or if the proposed acquisition of TS will close.

The completion of the proposed acquisition of TS is subject to a number of closing conditions, including, among other things, receipt of regulatory clearance in the U.S. and certain other jurisdictions and the completion of the reorganization of TS by Avnet Inc. We are, therefore, unable to accurately predict when or if the proposed acquisition of TS will close. If we are unable to close the proposed acquisition of TS for any reason, we will not realize the potential benefits of the proposed acquisition of TS, which may have a material adverse effect on our business prospects.

We may be unable to obtain the regulatory approvals required to complete the proposed acquisition of TS or, in order to do so, we may be required to satisfy material conditions or comply with material restrictions.

Although early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted on November 2, 2016, the consummation of the proposed acquisition of TS is also subject to review and approval by international regulatory authorities, including by regulatory authorities in Canada, Colombia, the European Union, Mexico, Switzerland and Turkey. We can provide no assurance that all required regulatory approvals will be obtained in order to consummate the proposed acquisition, and there can be no assurance as to the cost, scope or impact on our business, results of operations, financial condition or prospects of the actions that may be required to obtain regulatory approvals. Any such actions could have a material adverse effect on our business and that of TS and substantially diminish the synergies and other advantages which we expect from the proposed acquisition of TS.

We may encounter difficulties in fully integrating TS into our business and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the proposed acquisition.

If the proposed acquisition of TS is consummated, the success of the proposed acquisition of TS will depend, in part, on our ability to realize the anticipated growth opportunities and potential synergies and cost savings from the integration of TS with our existing business. There may be substantial difficulties, costs and delays involved in the integration of TS with our own business, including distracting management from day-to-day operations, potential incompatibility of corporate cultures, and costs and delays in implementing common systems and procedures. In addition, the process of integrating the operations of TS could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel or distribution partners. Any one or all of these factors may increase our operating costs or lower our anticipated financial performance. Our failure to fully integrate TS and achieve the expected benefits of the proposed acquisition of TS within a reasonable time frame or at all could have a material adverse effect on our financial condition and results of operations.

If the proposed acquisition of TS is completed, TS may underperform relative to our expectations.

Following completion of the proposed acquisition of TS, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and TS have achieved or might achieve separately. The business and financial performance of TS are subject to certain risks and uncertainties. We may be unable to achieve the same growth, revenues and profitability that TS has achieved in the past. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

The proposed acquisition of TS and the incurrence of debt to fund the proposed acquisition of TS may impact our financial position and subject us to additional financial and operating restrictions.

As of October 31, 2016, we had $365.4 million of total debt. We expect to incur a substantial amount of additional debt in connection with the proposed acquisition of TS. We expect that upon completion of the proposed acquisition of TS and the related financing transactions, our total debt will increase to approximately $2.5 billion. If we are unable to raise financing on acceptable terms, we may need to rely on our bridge loan facility, which may result in higher borrowing costs and a shorter maturity than those from other anticipated financing alternatives. The incurrence of debt as contemplated by the Term Loan Credit Agreement, the Credit Agreement and any future financing will subject us to additional financial and operating covenants, which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. Our overall leverage and terms of our financing could, among other things:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or for general corporate purposes;

•	make it more difficult to satisfy our obligations under the terms of our debt;

•	limit our ability to refinance our debt on terms acceptable to us or at all; and

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions.

In addition, a ratings downgrade could increase our costs of borrowing and harm our ability to refinance our debt or incur new debt in the future.

The proposed acquisition of TS will significantly increase our goodwill and other intangible assets.

We have a significant amount, and following the proposed acquisition of TS will have an additional amount, of goodwill and other intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

Appointment of Director

On November 29, 2016, the Company’s Board of Directors appointed Bridgette P. Heller as a director. Ms. Heller will serve as an independent director and will also serve on the Audit Committee and the Governance and Nominating Committee. Following Ms. Heller’s appointment, the Company’s Board of Directors consists of nine directors. Ms. Heller will receive compensation consistent with that provided to the other non-employee directors, as described in the Company’s 2016 Proxy Statement, including an initial grant of restricted stock units of $220,000 in value, which will vest equally over three years from the grant date.

ITEM 6. Exhibits.

(a)	Exhibits

2-1(2)	Interest Purchase Agreement between Tech Data Corporation and Avnet, Inc., dated September 19, 2016

2-2(2)	Reorganization Agreement by and among Tech Data Corporation, Avnet, Inc. and AVT Technology Solutions LLC., dated September 19, 2016

3-1(4)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(4)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	Consent Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, dated as of October 7, 2016

10-2(1)	Amendment Number 22 to the Transfer & Administration Agreement, dated as of October 7, 2016

10-3(3)	Second Amended and Restated Revolving Credit Agreement, dated as of November 2, 2016

10-4(3)	Term Loan Credit Agreement, dated as of November 2, 2016

10-5(1)	Amendment Number 23 to the Transfer & Administration Agreement, dated as of November 22, 2016

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2016 and January 31, 2016; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2016 and 2015; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements, detail tagged.

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on September 19, 2016, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company's Form 8-K filed on November 4, 2016, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(5)
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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Director	November 30, 2016
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President and Chief Financial Officer (principal financial officer)	November 30, 2016
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President and Corporate Controller (principal accounting officer)	November 30, 2016
Jeffrey L. Taylor