Form 10-K
period 2017-01-31
TECH DATA CORP
filed 2017-03-30
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates was $2,700,010,239 based on the reported last sale price of common stock on July 31, 2016 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 15, 2017
Common stock, par value $.0015 per share	38,012,882

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders to be held on June 7, 2017, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1.    Business.

In this report, we use the terms "Tech Data,” "we," "our," "us" or the “Company” to refer to Tech Data Corporation and its consolidated subsidiaries. Because this report relates to a period ending prior to the consummation of our acquisition of Avnet Inc.'s Technology Solutions business ("TS"), except as expressly noted, this report, including the discussion of our business below, does not give effect to the TS acquisition.

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
Our diversification strategy seeks to continuously remix our product, customer and services portfolios towards higher growth and higher return market segments through organic growth initiatives and acquisitions. We believe that as converged and hyperconverged infrastructure, data analytics, cloud computing, mobility, the Internet of Things ("IoT") and other potentially disruptive factors transform the way technology is used and delivered, we will leverage our highly efficient infrastructure to capture new market opportunities in our strategic focus areas of data center, software, mobility, consumer electronics, integrated supply chain services and other value-added service offerings.
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
From fiscal 1989 through fiscal 2012, we expanded geographically through the acquisitions of several distribution companies in both the Americas and Europe, strengthening our position in certain product and customer segments. Additionally, in fiscal 2008, we established a joint venture in Europe with Brightstar Corp. ("Brightstar"), one of the world's largest wireless products distributors and supply chain solutions providers, to distribute mobile phones and other wireless devices to a variety of customers including mobile operators, dealers, agents, retailers and e-tailers in certain European markets. In fiscal 2013, we acquired Brightstar’s fifty percent ownership interest in this joint venture.
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

During fiscal 2016, we completed the sale of our business operations in Chile and Peru and also completed our plan to exit our business operations in Uruguay as we did not believe these operations would generate consistently acceptable returns on invested capital. In fiscal 2016, we also completed the acquisition of Signature Technology Group, Inc. ("STG"), a partner-led provider of data center and professional services throughout North America.
On September 19, 2016, we entered into an interest purchase agreement with Avnet, Inc. (“Avnet”) to acquire Avnet's Technology Solutions business. The acquisition of TS was completed on February 27, 2017, subsequent to the end of our fiscal 2017. We acquired TS for an aggregate purchase price of approximately $2.672 billion, comprised of approximately $2.425 billion in cash and 2,785,402 shares of Tech Data's common stock, with the cash consideration subject to certain working capital and other adjustments. TS delivers technology services, software, hardware and solutions across the data center. We believe the TS acquisition diversifies our end-to-end solutions, deepens our value added capabilities and balances our solutions portfolio. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. The combined business extends our operations into forty countries spread across five continents with approximately 14,000 employees.

INDUSTRY
The wholesale distribution model has proven to be well suited for both manufacturers and publishers of technology products (also referred to in this document as “vendors”) and resellers of those products. The large number of IT resellers makes it cost efficient for vendors to rely on wholesale distributors to serve this diverse and highly fragmented customer base.
Resellers in the traditional distribution model are able to build efficiencies and reduce their costs by relying on distributors, such as Tech Data, for a number of services, including multi-vendor solutions, product configuration/integration, marketing support, financing, technical support and inventory management, which includes direct shipment to end-users and, in some cases, provides end-users with the distributors’ inventory availability.
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
New products and market opportunities have helped to offset the impact on technology distributors of vendor direct sales. Further, vendors continue to seek the logistics expertise of distributors to penetrate large and highly fragmented markets such as the small- and medium-sized business (“SMB”) sector, which relies on VARs, our primary customer base, to gain access to and support for new technology. The economies of scale and global reach of large well-capitalized distributors are expected to continue to be significant competitive advantages in this marketplace.

PRODUCTS AND VENDORS

We distribute and market hundreds of thousands of products from approximately 1,000 of the world’s leading technology hardware suppliers, networking equipment suppliers, software publishers and other suppliers of technology peripherals, consumer electronics, digital displays and mobile phone hardware and accessories. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, customer demand or vendor distribution policies. Overall, we believe that our diversified and evolving product and solutions portfolio will provide a solid platform for continued growth.
We continually evolve our product line in order to provide our customers with access to the latest technology solutions. However, from time to time, the demand for certain products that we sell exceeds the supply available from the vendor. In such cases, we generally receive an allocation of the available products. We believe that our ability to compete is not adversely affected by these periodic shortages and the resulting allocations.
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
Our product mix is divided into five strategic focus product categories, which are primarily comprised of the following products:

Broadline	notebooks, tablets, desktops, printers, printer supplies and components
Data center	industry standard servers, proprietary servers, networking and storage
Software	virtualization, cloud, security, desktop applications, operating systems and utilities software
Mobility	mobile phones and accessories
Consumer electronics	TV's, digital displays, consumer audio-visual devices and network-attached consumer devices

Our consolidated net sales for fiscal 2017, 2016 and 2015 within our strategic focus product categories approximated the following:

Year ended January 31:	2016	2015
Broadline	46%	47%
Data center	22%	22%
Software	18%	18%
Mobility	11%	10%
Consumer electronics	3%	3%

MAJOR VENDORS

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for fiscal 2017, 2016 and 2015 (as a percent of consolidated net sales):

	2017	2016	2015
Apple, Inc.	20%	20%	15%
HP Inc.	13%
Hewlett-Packard Company (a)		13%	19%
Cisco Systems, Inc.	10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. Amounts presented for fiscal years 2016 and 2015 represent the sales generated from products purchased from Hewlett-Packard Company prior to the split.

CUSTOMERS AND SERVICES
Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of approximately 105,000 VARs, direct marketers, retailers and corporate resellers. No single customer accounted for more than 10% of our net sales during fiscal 2017, 2016 and 2015.
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
As part of our aforementioned diversification strategy, our other strategic areas of focus for the company are integrated supply chain services designed to provide innovative third party logistics and other service offerings to our business partners, as well as value-added, professional services designed to augment our customers' technical capabilities. Service revenues were less than 10% of our consolidated net sales during fiscal 2017, 2016 and 2015.
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

SALES AND ELECTRONIC COMMERCE
Our sales team consists of field sales and inside telemarketing sales representatives. The sales representatives are provided comprehensive training on our policies and procedures, the technical specifications of products and attend product seminars offered by our vendors. Field sales representatives are typically located in major metropolitan areas in their respective geographies and are supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between our customers’ representatives and Tech Data. Customers typically call our inside sales teams on dedicated telephone numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end-user.

Customers often utilize our electronic ordering and information systems. Through our website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain of our larger customers have electronic data interchange ("EDI") services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are consummated online, which improves efficiency and timeliness for the Company and our customers.

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
We compete against several distributors in the Americas market, including broad-based IT product distributors such as Ingram Micro Inc. ("Ingram Micro"), Synnex Corp. ("Synnex"), and to a lesser extent, more specialized distributors such as Arrow Electronics, Inc. (“Arrow”) and prior to the acquisition of TS, Avnet, Inc. (“Avnet”), along with some regional and local distributors. The competitive environment in Europe is more fragmented, with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Westcon Group, Inc., Arrow and prior to the acquisition of TS, Avnet.
The Company also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market. Additionally, certain direct sales relationships between manufacturers, resellers and end-users continue to introduce change into the competitive landscape of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors, such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly cost-effective and efficient manner. Our logistics capabilities, as well as our sales and marketing, credit and product management expertise, allow our vendors to expand their market coverage while lowering their selling, inventory and fulfillment costs.

EMPLOYEES
On January 31, 2017, we had approximately 9,500 employees (as measured on a full-time equivalent basis). Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
We operate predominately in a single industry segment as a distributor of technology products, logistics management and other value-added services. While we operate primarily in one industry, we manage our business in two geographic segments: Americas and Europe.
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

EXECUTIVE OFFICERS
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 30, 2017:

Name	Age	Title
Robert M. Dutkowsky	62	Chief Executive Officer
Charles V. Dannewitz	62	Executive Vice President, Chief Financial Officer
Richard T. Hume	57	Executive Vice President, Chief Operating Officer
John A. Tonnison	48	Executive Vice President, Chief Information Officer
David R. Vetter	57	Executive Vice President, Chief Legal Officer
Beth E. Simonetti	51	Executive Vice President, Chief Human Resources Officer
Joseph H. Quaglia	52	President, Americas
Patrick Zammit	50	President, Europe
Alain Amsellem	57	Senior Vice President, Chief Financial Officer, Europe
Joseph B. Trepani	56	Senior Vice President, Chief Financial Officer, Americas
Jeffrey L. Taylor	50	Senior Vice President, Corporate Controller

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

Charles V. Dannewitz, Executive Vice President, Chief Financial Officer, joined the Company in February 1995 as Vice President of Taxes. He was promoted to Senior Vice President of Taxes in March 2000, and assumed responsibility for worldwide treasury operations in July 2003. In February 2014, he was appointed Senior Vice President, Chief Financial Officer, Americas. In June 2015, he was promoted to Executive Vice President, Chief Financial Officer. Prior to joining the Company, Mr. Dannewitz was employed by Price Waterhouse from 1981 to 1995, most recently as a tax partner. Mr. Dannewitz is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Illinois Wesleyan University.

Richard T. Hume, Executive Vice President, Chief Operating Officer, joined the Company in March 2016 as Executive Vice President, Chief Operating Officer. Prior to his appointment at the Company, Mr. Hume was employed for more than thirty years at IBM. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science in Accounting from Pennsylvania State University.

John A. Tonnison, Executive Vice President, Chief Information Officer, joined the Company in March 2001 as Vice President, Worldwide E-Business and was promoted to Senior Vice President of IT Americas in December 2006. In February 2010, he was appointed Executive Vice President, Chief Information Officer. Prior to joining the Company, Mr. Tonnison held executive management positions in the U.S., United Kingdom and Germany with Computer 2000, Technology Solutions Network and Mancos Computers. Mr. Tonnison was educated in the United Kingdom and became a U.S. citizen in 2006.

David R. Vetter, Executive Vice President, Chief Legal Officer, joined the Company in June 1993 as Vice President, General Counsel and was promoted to Corporate Vice President, General Counsel in April 2000. In March 2003, he was promoted to Senior Vice President, and effective July 2003, was appointed Secretary. In January 2017, Mr. Vetter was promoted to Executive Vice President, Chief Legal Officer. Prior to joining the Company, Mr. Vetter was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

Beth E. Simonetti, Executive Vice President, Chief Human Resources Officer, joined the company in September 2015 as Senior Vice President, Chief Human Resources Officer and was promoted to Executive Vice President in January 2017. Prior to joining Tech Data, Ms. Simonetti served as Senior Vice President, Human Resources at Baker & Taylor, Inc. since 2010. Previously, she was an executive search consultant and was with Cardinal Health for 12 years in various HR leadership positions. Ms. Simonetti holds a Bachelor of Science degree from Miami University in Ohio and a Masters of Hospital and Health Services Administration from Ohio State University.

Joseph H. Quaglia, President, Americas, joined the Company in May 2006 as Vice President, East and Government Sales and was promoted to Senior Vice President of U.S. Marketing in November 2007. In February 2012, he was appointed to the additional role of President, TDMobility and he was promoted to President, Americas in November 2013. Prior to joining the Company, Mr. Quaglia held senior management positions with CA Technologies, StorageNetworks Inc. and network software provider Atabok. Mr. Quaglia holds a Bachelor of Science in Computer Science from Indiana State University and an M.B.A. from Butler University.

Patrick Zammit, President, Europe, joined the Company in February 2017 through Tech Data's acquisition of Avnet’s Technology Solutions business as President, Europe. Prior to his appointment at the Company, Mr. Zammit was employed for more than twenty years at Avnet, Inc. Most recently, from January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr. Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Masters in Business Administration equivalent from Paris Business School ESLSCA.

Alain Amsellem, Senior Vice President, Chief Financial Officer, Europe, joined the Company in 1994 through Tech Data’s acquisition of French distributor, Softmart International S.A. and served as France Finance Director until September 1999 when he was promoted to France Managing Director. In August 2004, Mr. Amsellem was promoted to Senior Vice President of Southern Europe, and was appointed Senior Vice President - Europe Finance & Operations in 2007. In February 2014, he was appointed Senior Vice President, Chief Financial Officer, Europe. Mr. Amsellem is a Chartered Accountant and holds a degree in management and chartered accountancy from Paris Dauphine University.

Joseph B. Trepani, Senior Vice President, Chief Financial Officer, Americas, joined the Company in March 1990 as Controller and held the position of Director of Operations from October 1991 through January 1995. In February 1995, he was promoted to Vice President, Worldwide Controller and to Senior Vice President, Corporate Controller in March 1998. In June 2015, he was appointed Senior Vice President, Chief Financial Officer, Americas. Prior to joining the Company, Mr. Trepani was Vice President of Finance for Action Staffing, Inc. from 1989 to 1990. From 1982 to 1989, he was employed by Price Waterhouse. Mr. Trepani is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Florida State University.

Jeffrey L. Taylor, Senior Vice President, Corporate Controller, joined the Company in May 2007 and held the position of Vice President, Corporate Accounting through April 2011. Mr. Taylor rejoined the Company in October 2012 serving in the same capacity until July 2013 when he was appointed Vice President, Assistant Corporate Controller. In June 2015 he was promoted to Senior Vice President, Corporate Controller. Prior to rejoining the Company in October 2012, Mr. Taylor served in executive financial management with a value-added reseller and previously was employed by Deloitte & Touche ("Deloitte") from 1992 to 2003, most recently as Audit Partner in Russia and including three years in Deloitte's U.S. national office in the Quality Assurance and SEC Services groups. Mr. Taylor holds a Bachelor of Science in Accounting from San Diego State University.

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
High levels of unemployment in some of the markets we serve, as well as austerity measures that may be implemented by governments in those markets, can constrain economic growth resulting in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in gross profits, our operating profits typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand. Should we experience a decline in operating profits, especially in Europe, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.
Our competitors can take more market share by reducing prices on vendor products that contribute the most to our profitability.
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
We are dependent on internal information and telecommunications systems, and any failure of these systems, including system security breaches, data protection breaches or other cybersecurity attacks, may negatively impact our business and results of operations.
The Company is highly dependent upon its internal information and telecommunications systems to operate its business. Failures of our internal information or telecommunications systems may prevent us from taking customer orders, shipping products and billing customers. Sales may also be impacted if our customers are unable to access our pricing and product availability information.
Additionally, the IT security landscape is constantly changing with increasing risks of cybercrime including phishing, social engineering, attempts to overload our servers with denial-of-service attacks, or similar disruptions from unauthorized access to our systems that could cause critical data loss or the disclosure or use of personal or other confidential information. Outside parties may attempt to fraudulently induce employees to disclose personally identifiable information or other confidential information which could expose us to a risk of loss or misuse of this information. If the Company were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationships with vendors and customers. The occurrence of any of these events could have a negative impact on our business and results of operations.
We may not be able to ship products if our third party shipping companies cease operations temporarily or permanently.
The Company relies on arrangements with independent shipping companies for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products or the unavailability of their shipping services, even temporarily, may have an adverse effect on the Company's business.

If our vendors do not continue to provide price protection for inventory we purchase from them, our profit from the sale of that inventory may decline.
It is very typical in our industry that the value of inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of many of our vendors to protect distributors from the loss in value of inventory due to technological change or the vendors' price reductions. Some vendors, however, may be unwilling or unable to pay the Company for price protection claims or products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect the Company in all cases from declines in inventory value. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect the Company or that the Company will be able to successfully manage its existing and future inventories.
Failure to obtain adequate product supplies from our largest vendors, or terminations of a supply or services agreement, or a significant change in vendor terms or conditions of sale by our largest vendors may negatively affect our net sales and operating profit.
The Company receives a significant percentage of revenues from products it purchases from certain vendors, such as Apple, Inc., HP Inc. and Cisco Systems Inc. These vendors have significant negotiating power over us and rapid, significant and adverse changes in sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, may reduce the profit we can earn on these vendors' products and result in loss of revenue and profitability. The Company's gross profit could be negatively impacted if the Company is unable to pass through the impact of these changes to the Company's customers or cannot develop systems to manage ongoing vendor programs. In addition, the Company's standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of the Company's key vendors, a change in their strategy (such as increasing direct sales), the merger or reorganization of significant vendors or significant changes in terms on their products may adversely affect the Company's business.
We conduct business in countries outside of the United States, which exposes us to fluctuations in foreign currency exchange rates that result in losses in certain periods.
Approximately 64%, 65% and 68% of our net sales in fiscal 2017, 2016 and 2015 were generated in countries outside of the United States, which exposes the Company to fluctuations in foreign currency exchange rates. The Company may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. In addition, the value of the Company's equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when the Company made investments in the country. In addition, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to the Company. This may result in market pricing that the Company cannot meet without significantly lower profit on sales.

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
In June 2016, the United Kingdom ("U.K.") held a non-binding referendum in which voters approved an exit from the European Union ("EU"), commonly referred to as "Brexit." Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such a withdrawal would affect the Company.
Changes in tax laws or tax rulings in the jurisdictions in which we operate may materially impact our financial position and results of operations. The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Sharing Project, and has issued and will continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Certain countries, including the United States, are evaluating their tax policies and regulations which could affect international business and may have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance.
In addition, while the Company's labor force in the Americas is currently non-union, employees of certain European subsidiaries are subject to collective bargaining or similar arrangements. The Company does business in certain foreign countries where labor disruption is more common than is experienced in the United States and some of the freight carriers used by the Company are unionized. A labor strike by a group of the Company's employees, one of the Company's freight carriers, one of its vendors, a general strike by civil service employees or a governmental shutdown could have an adverse effect on the Company's business. Many of the products the Company sells are manufactured in countries other than the countries in which the Company's logistics centers are located. The inability to receive products into the logistics centers because of government action or labor disputes at critical ports of entry may have an adverse effect on the Company's business.

We may encounter difficulties in fully integrating TS into our business and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisition.

The success of the acquisition of TS will depend, in part, on our ability to realize the anticipated growth opportunities and potential synergies and cost savings from the integration of TS with our existing business. There may be substantial difficulties, costs and delays involved in the integration of TS with our own business, including distracting management from day-to-day operations, potential incompatibility of corporate cultures, and costs and delays in implementing common systems and procedures. In addition, the process of integrating the operations of TS could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel or distribution partners. Any one or all of these factors may increase our operating costs or lower our anticipated financial performance. Our failure to fully integrate TS and achieve the expected benefits of the proposed acquisition of TS within a reasonable time frame or at all could have a material adverse effect on our financial condition and results of operations.

TS may underperform relative to our expectations.

Following the acquisition of TS, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and TS have achieved or might achieve separately. The business and financial performance of TS are subject to certain risks and uncertainties. We may be unable to achieve the same growth, revenues and profitability that TS has achieved in the past. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

We have incurred substantial indebtedness that may impact our financial position and subject us to financial and operating restrictions, decrease our access to capital, and / or increase our borrowing costs, which may adversely affect our operations and financial results.

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, bank credit lines, trade credit from vendors, proceeds from public offerings of our common stock and proceeds from debt offerings to satisfy our capital needs and to finance growth. The incurrence of debt under our Senior Notes and other credit facilities subject us to financial and operating covenants, which may limit our ability to borrow and our flexibility in responding to our business needs.

As of January 31, 2017, we had approximately $1.4 billion of total debt and in conjunction with the completion of the acquisition of TS, an additional $1.0 billion of debt has been incurred under the Term Loan Credit Agreement (as defined herein). If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. Our overall leverage and terms of our financing could, among other things:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or for general corporate purposes;

•	make it more difficult to satisfy our obligations under the terms of our debt;

•	limit our ability to refinance our debt on terms acceptable to us or at all;

•	make it more difficult to obtain trade credit from vendors; and

•	limit our flexibility to plan for and adjust to changing business and market conditions and increase our vulnerability to general adverse economic and industry conditions.

Changes in our credit rating or other market factors may increase our interest expense or other costs of capital.

Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. Increases in interest rates would result in an increase in the interest expense on our variable rate debt, which would reduce our profitability. In addition, the interest rate payable on the 3.70% Senior Notes and the 4.95% Senior Notes (each as defined herein) and certain other credit facilities would be subject to adjustment from time to time if our credit rating is downgraded.

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
The Company cannot predict what losses we might incur from other litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time, including in relation to claims that may arise related to the operations of TS prior to the date of the completion of the acquisition. There are various other claims, lawsuits and pending actions against us. We do not expect that the ultimate resolution of these other matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these other matters.

ITEM 1B. Unresolved Staff Comments.
Not applicable.

ITEM 2.    Properties.
Our executive offices are located in Clearwater, Florida. As of January 31, 2017, we operated a total of 22 logistics centers to provide our customers timely delivery of products. Eleven of these logistics centers are located in each of the Americas and Europe.
As of January 31, 2017, we leased or owned approximately 7.2 million square feet of space. The majority of our office facilities and logistics centers are leased. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3.    Legal Proceedings.

Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of that decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessments" in the Consolidated Statement of Income. During fiscal 2016, the Spanish Supreme Court issued final decisions for the assessments related to fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during fiscal 2016, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. The Company paid the remaining assessed amounts for fiscal years 1996 through 2001 of $12.3 million during fiscal 2016.

During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $7.3 million at January 31, 2017 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. The Company estimates the total exposure related to CIDE tax, including interest, was approximately $22.8 million at January 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low market prices for our common stock as reported by the NASDAQ. As of March 15, 2017, there were 212 holders of record and we believe that there were 14,111 beneficial holders.

MARKET PRICE

STOCK PERFORMANCE CHART
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2012 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2012
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2012	2013	2014	2015	2016	2017
Tech Data Corporation	100	98	104	110	120	165
NASDAQ Stock Market (U.S.) Index	100	114	151	173	176	217
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	98	125	140	152	208

 Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

There were no shares repurchased by the Company during the quarter or year ended January 31, 2017. Cumulatively since fiscal 2006, the Company has repurchased approximately 30 million shares at an average price of $43.25 per share, for a total cost, including expenses, of approximately $1.3 billion.

SHARE REPURCHASES

ITEM 6.    Selected Financial Data.
The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY
Year ended January 31:	2017	2016	2015	2014	2013
(in thousands, except per share data)
Income statement data:
Net sales	$26,234,876	$26,379,783	$27,670,632	$26,821,904	$25,358,329
Gross profit	1,301,927	1,286,661	1,393,954	1,362,346	1,303,054
Operating income (1) (2) (3) (4)	291,902	401,428	267,635	227,513	263,720
Consolidated net income (3) (5)	195,095	265,736	175,172	179,932	183,040
Net income attributable to noncontrolling interest	—	—	—	—	(6,785)
Net income attributable to shareholders of Tech Data Corporation	$195,095	$265,736	$175,172	$179,932	$176,255
Earnings per share attributable to shareholders of Tech Data Corporation—basic	$5.54	$7.40	$4.59	$4.73	$4.53
Earnings per share attributable to shareholders of Tech Data Corporation—diluted	$5.51	$7.36	$4.57	$4.71	$4.50
Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital (6)	$2,701,472	$1,889,415	$1,834,997	$1,851,447	$1,700,485
Total assets	7,931,866	6,358,288	6,136,725	7,167,576	6,828,291
Revolving credit loans and current maturities of long-term debt, net	373,123	18,063	13,303	43,481	167,522
Long-term debt, less current maturities	989,924	348,608	351,576	352,031	351,789
Equity attributable to shareholders of Tech Data Corporation	2,169,888	2,005,755	1,960,143	2,098,611	1,918,369

(1)
During fiscal 2017, the Company recorded acquisition and integration expenses of $29.0 million associated with the acquisition of Avnet's Technology Solutions business (see further discussion in Note 5 of Notes to Consolidated Financial Statements).

(2)
During fiscal 2017, 2016, 2015 and 2014, the Company recorded a gain of $4.1 million, $98.4 million, $5.1 million and $35.5 million, respectively, associated with legal settlements, net of attorney fees and expenses, with certain manufacturers of LCD flat panel and cathode ray tube displays (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(3)
During fiscal 2017, 2016, 2015 and 2013, the Company recorded a net benefit/(expense) in operating income of $(1.5) million, $8.8 million, $6.2 million and $(29.5) million, respectively, related to its accrual for assessments and penalties on VAT matters in its European subsidiaries. During fiscal 2017, 2016 and 2013, the Company also recorded a net benefit/(expense) in interest expense of $(1.1) million, $9.0 million and $(11.5) million, respectively, related to its accrual for associated interest expense (see further discussion in Note 13 of Notes to Consolidated Financial Statements).

(4)
During fiscal 2015 and 2014, the Company recorded restatement and remediation related expenses of $22.0 million and $53.8 million, respectively (see further discussion in Note 1 of Notes to Consolidated Financial Statements).

(5)
During fiscal 2017, 2015, 2014 and 2013 the Company recorded income tax benefits of $12.5 million, $19.2 million, $45.3 million and $25.1 million primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe. During fiscal 2015, the Company also recorded income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 6 of Notes to Consolidated Financial Statements).

(6)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2017 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
We believe our strategy of execution, diversification and innovation differentiates us in the markets we serve. We continually evaluate the current and potential profitability and return on our investments in all geographies and consider changes in current and future investments based on risks, opportunities and current and anticipated market conditions. In connection with these evaluations, we may incur additional costs to the extent we decide to increase or decrease our investments in certain geographies.
We also continually evaluate targeted strategic investments across our operations and new business opportunities and invest in those markets and product segments we believe provide us with the greatest opportunities for profitable growth. On September 19, 2016, we entered into an interest purchase agreement with Avnet Inc. (“Avnet”) to acquire Avnet’s Technology Solutions business ("TS"). The acquisition of TS was completed on February 27, 2017, subsequent to the end of our fiscal 2017. We acquired TS for an aggregate purchase price of approximately $2.672 billion, comprised of approximately $2.425 billion in cash and 2,785,402 shares of Tech Data’s common stock, with the cash consideration subject to certain working capital and other adjustments.
TS delivers technology services, software, hardware and solutions across the data center. We believe that through the TS acquisition we will diversify our end-to-end solutions, deepen our value added capabilities and balance our solutions portfolio. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. The combined business extends our operations into forty countries spread across five continents with approximately 14,000 employees.
In connection with the acquisition of TS, on January 31, 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the “2022 Senior Notes”) and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the “2027 Senior Notes”). Additionally, at the consummation of the acquisition on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement (as defined herein), comprised of $250.0 million aggregate principal amount of three-year term loans and $750.0 million aggregate principal amount of five-year term loans.

NON-GAAP FINANCIAL INFORMATION

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company also discloses certain non-GAAP financial information. Certain of these measures are presented as adjusted for the impact of changes in foreign currencies (referred to as “impact of changes in foreign currencies”). Removing the impact of the changes in foreign currencies provides a framework for assessing our financial performance as compared to prior periods. The impact of changes in foreign currencies is calculated by using the exchange rates from the prior year comparable period applied to the results of operations for the current period. The non-GAAP financial measures presented in this document include:

•
Net sales, as adjusted, which is defined as net sales adjusted for the impact of changes in foreign currencies and the impact of the exit of business operations in Chile, Peru and Uruguay (referred to as "impact of exited operations") which is reflected in our results of operations by removing the impact from the periods presented;

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

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition and integration expenses, LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization, acquisition-related financing expenses, the income tax effects of these adjustments, the reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition and integration expenses, LCD settlements and other, net, value added tax assessments and related interest expense, restatement and remediation related expenses, loss on disposal of subsidiaries, acquisition-related intangible asset amortization, acquisition-related financing expenses, the income tax effects of these adjustments, the reversal of deferred tax valuation allowances and income taxes on undistributed earnings of assets held for sale.

Management believes that providing this additional information is useful to the reader to assess and understand our financial performance as compared with results from previous periods. Management also uses these non-GAAP measures to evaluate performance against certain operational goals. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Additionally, because these non-GAAP measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales.

Year ended January 31:	2017	2016	2015
Net sales	100.00%	100.00%	100.00%
Cost of products sold	95.04	95.12	94.96
Gross profit	4.96	4.88	5.04
Operating expenses:
Selling, general and administrative expenses	3.75	3.76	4.03
Acquisition and integration expenses	0.11	0.00	0.00
LCD settlements and other, net	(0.01)	(0.37)	(0.02)
Value added tax assessments	0.00	(0.03)	(0.02)
Restatement and remediation related expenses	0.00	0.00	0.08
Loss on disposal of subsidiaries	0.00	0.00	0.00
	3.85	3.36	4.07
Operating income	1.11	1.52	0.97
Interest expense	0.14	0.05	0.10
Other (income) expense, net	(0.01)	0.02	0.01
Income before income taxes	0.98	1.45	0.86
Provision for income taxes	0.24	0.44	0.23
Net income	0.74%	1.01%	0.63%

NET SALES

The following tables summarize our net sales and change in net sales by geographic region for the fiscal years ended January 31, 2017, 2016 and 2015 (in billions):

Americas

Europe

Year ended January 31:	2017	2016	Dollar Change	Percent Change
(in millions)
Consolidated net sales, as reported	$26,235	$26,380	(145)	(0.5)%
Impact of changes in foreign currencies	502	—
Consolidated net sales, as adjusted	$26,737	$26,380	357	1.4%

Americas net sales, as reported	$10,385	$10,357	28	0.3%
Impact of changes in foreign currencies	29	—
Americas net sales, as adjusted	$10,414	$10,357	57	0.6%

Europe net sales, as reported	$15,850	$16,023	(173)	(1.1)%
Impact of changes in foreign currencies	473	—
Europe net sales, as adjusted	$16,323	$16,023	300	1.9%

2017 - 2016 NET SALES COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of $57 million is primarily due to growth in the broadline product category, partially offset by declines in sales of consumer electronics and software products.

EUROPE

•
The increase in Europe net sales, as adjusted, of $300 million is primarily due to growth in the broadline and mobility product categories. The impact of changes in foreign currencies is primarily due to the weakening of the British pound against the U.S. dollar.

Year ended January 31:	2016	2015	Dollar Change	Percent Change
(in millions)
Consolidated net sales, as reported	$26,380	$27,671	$(1,291)	(4.7)%
Impact of changes in foreign currencies	2,781	—
Impact of exited operations	(21)	(317)
Consolidated net sales, as adjusted	$29,140	$27,354	$1,786	6.5%

Americas net sales, as reported	$10,357	$10,406	$(49)	(0.5)%
Impact of changes in foreign currencies	173	—
Impact of exited operations	(21)	(317)
Americas net sales, as adjusted	$10,509	$10,089	$420	4.2%

Europe net sales, as reported	$16,023	$17,265	$(1,242)	(7.2)%
Impact of changes in foreign currencies	2,608	—
Europe net sales, as adjusted	$18,631	$17,265	$1,366	7.9%

2016 - 2015 NET SALES COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $420 million is primarily due to growth in data center and consumer electronics product categories.

EUROPE

•	The increase in Europe net sales, as adjusted, of approximately $1.4 billion is primarily due to growth in broadline, mobility and data center product categories.

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the fiscal years ended January 31, 2017, 2016 and 2015:

Year ended January 31:	2017	2016	Dollar Change	Percent Change
(in millions)
Gross profit, as reported	$1,302	$1,287	$15	1.2%
Impact of changes in foreign currencies	24	—
Gross profit, as adjusted	$1,326	$1,287	$39	3.0%

Year ended January 31:	2016	2015	Dollar Change	Percent Change
(in millions)
Gross profit, as reported	$1,287	$1,394	$(107)	(7.7)%
Impact of changes in foreign currencies	143	—
Gross profit, as adjusted	$1,430	$1,394	$36	2.6%

COMMENTARY

2017-2016

•
The increase in gross profit, as adjusted, of $39 million is primarily due to an increase in net sales volume, as adjusted for the impact of changes in foreign currencies, and changes in vendor and product mix. The increase in our year-over-year gross profit as a percentage of net sales is primarily attributable to changes in vendor and product mix.

2016-2015

•
The increase in gross profit, as adjusted, of $36 million is primarily due to increased sales, as adjusted for the impact of changes in foreign currencies and exited operations, in both regions. The decline in our year-over-year gross profit as a percentage of net sales is primarily attributable to changes in vendor and product mix.

OPERATING EXPENSES

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

The following tables provide a comparison of our selling, general and administrative expenses:

Year ended January 31:	2017	2016	Dollar Change	Percent Change
(in millions)
SG&A, as reported	$984	$991	$(7)	(0.7)%
Impact of changes in foreign currencies	15	—
SG&A, as adjusted	$999	$991	$8	0.8%

SG&A as a percentage of net sales, as reported	3.75%	3.76%		(1) bps

The increase in SG&A, as adjusted, of approximately $8 million is primarily due to increased payroll expenses of $6.8 million related to the Company’s nonqualified deferred compensation plan, which are substantially offset by gains recorded in other (income) expense, net on investments used to fund the plan.

Year ended January 31:	2016	2015	Dollar Change	Percent Change
(in millions)
SG&A, as reported	$991	$1,114	$(123)	(11.0)%
Impact of changes in foreign currencies	108	—
SG&A, as adjusted	$1,099	$1,114	$(15)	(1.3)%

SG&A as a percentage of net sales, as reported	3.76%	4.03%		(27) bps

The decrease in SG&A as a percentage of net sales compared to the prior year is primarily due to greater operating leverage as we generated sales growth while keeping our costs relatively flat in local currency.

ACQUISITION AND INTEGRATION EXPENSES

Acquisition and integration expenses are comprised of transaction related costs, professional services and other costs related to the acquisition of TS. Transaction related costs primarily include legal expenses and due diligence costs incurred in connection with the transaction. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting and tax consulting services.

Acquisition and integration expenses for fiscal 2017 are comprised of the following:

Year ended:	January 31, 2017
(in millions)
Professional services	$14.3
Transaction related costs	12.1
Other	2.6
Total	$29.0

LCD SETTLEMENTS AND OTHER, NET

We have been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays. We have reached settlement agreements with certain manufacturers during the periods presented and have recorded these amounts net of attorneys fees and expenses.

VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 that allege the subsidiary did not properly collect and remit VAT. During fiscal 2015, an administrative court issued a decision revoking the penalties for certain of the assessed years. As a result of that decision, during the year ended January 31, 2015 we decreased our accrual for costs associated with this matter by $6.2 million.
During fiscal 2016, the Spanish Supreme Court issued final decisions for fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the year ended January 31, 2016, the Company decreased its accrual for the assessments and penalties associated with this matter by $16.4 million. During fiscal 2017, the National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. As a result of this ruling, during the year ended January 31, 2017, we increased our accrual for the assessments and penalties associated with this matter by $1.5 million (see Note 13 of Notes to Consolidated Financial Statements for further discussion).
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

RESTATEMENT AND REMEDIATION RELATED EXPENSES
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in connection with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. During fiscal 2017 we incurred no restatement and remediation related expenses. During fiscal 2016 and 2015, we incurred restatement and remediation related expenses of approximately $0.8 million and $22.0 million, respectively. We have remediated all material weaknesses identified during the restatement.

LOSS ON DISPOSAL OF SUBSIDIARIES

During the fourth quarter of fiscal 2015, we committed to a plan to sell our business operations in Chile and Peru. The sale was completed during March 2015 at an amount approximating net book value. In March 2015, we also committed to a plan to exit our business operations in Uruguay. During fiscal 2016 and 2015, we incurred a loss of $0.7 million and $1.3 million, respectively, for charges related to the exit of our business operations in Uruguay and the loss on the sale of our business operations in Chile and Peru.

OPERATING INCOME
The following tables provide a comparison of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended January 31, 2017, 2016 and 2015:
2017 - 2016 COMMENTARY

•
The decrease in GAAP operating income of $109.5 million is primarily due to a decrease of $94.3 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and $29.0 million of acquisition and integration expenses.

•	The increase in non-GAAP operating income of $19.8 million is primarily due to favorable changes in vendor and product mix while net sales remained relatively flat.

2016 - 2015 COMMENTARY

•
The increase in GAAP operating income of approximately $133.8 million is primarily due to an increase of $93.3 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and a decrease in restatement and remediation related expenses of $21.3 million.

•	The increase in non-GAAP operating income of approximately $11.1 million is primarily due to an increase in net sales volume, as adjusted for the impact of changes in foreign currencies.

•	Changes in foreign currencies had an unfavorable year-over-year impact of approximately $38 million on GAAP operating income and non-GAAP operating income.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2017	2016	2015
(in millions)
Operating income	$291.9	$401.4	$267.6
Acquisition and integration expenses	29.0	—	—
LCD settlements and other, net	(4.1)	(98.4)	(5.1)
Value added tax assessments	1.0	(8.8)	(6.2)
Restatement and remediation related expenses	—	0.8	22.1
Loss on disposal of subsidiaries	—	0.7	1.3
Acquisition-related intangible assets amortization expense	21.1	23.4	28.3
Non-GAAP operating income	$338.9	$319.1	$308.0

We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company excludes stock-based compensation expense from the segment information. The following table summarizes our operating income by geographic region.

OPERATING INCOME BY REGION

Year ended January 31:	2017	2016	2015
(in millions)
Americas	$144.2	$235.6	$145.1
Europe	161.6	180.7	136.2
Stock-based compensation expense	(13.9)	(14.9)	(13.7)
Total	$291.9	$401.4	$267.6

AMERICAS

2017 - 2016 COMMENTARY

•
The decrease in GAAP operating income of $91.4 million is primarily due to a $94.3 million decrease in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and $18.0 million of acquisition and integration expenses partially offset by favorable changes in vendor and product mix, while net sales remained relatively flat.

•	The increase in non-GAAP operating income of $20.1 million is primarily due to favorable changes in vendor and product mix, while net sales remained relatively flat.
2016 - 2015 COMMENTARY

•
The increase in GAAP operating income of $90.5 million is primarily due to a $93.3 million increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2017	2016	2015
(in millions)
Operating income - Americas	$144.2	$235.6	$145.1
Acquisition and integration expenses	18.0	—	—
LCD settlements and other, net	(4.1)	(98.4)	(5.1)
Value added tax assessments	(0.4)	—	—
Restatement and remediation related expenses	—	0.2	4.0
Loss on disposal of subsidiaries	—	0.7	1.3
Acquisition-related intangible assets amortization expense	2.3	1.8	0.7
Non-GAAP operating income - Americas	$160.0	$139.9	$146.0

EUROPE
2017 - 2016 COMMENTARY

•	The decrease in GAAP operating income of $19.1 million is primarily due to acquisition and integration expenses of $11.0 million and a net change in the accrual for VAT assessments of $10.2 million.

2016 - 2015 COMMENTARY

•
The increase in GAAP operating income of $44.5 million is primarily due to a decrease in restatement and remediation related expenses of $17.5 million, and an increase in net sales volume and a decrease in SG&A expenses, each as adjusted for the impact of changes in foreign currencies.

•
The increase in non-GAAP operating income of $18.5 million is primarily due to an increase in net sales volume and a decrease in SG&A expenses, each as adjusted for the impact of changes in foreign currencies.

•	Changes in foreign currencies had an unfavorable year-over-year impact of approximately $35 million on GAAP operating income and non-GAAP operating income.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2017	2016	2015
(in millions)
Operating income - Europe	$161.6	$180.7	$136.2
Acquisition and integration expenses	11.0	—	—
Value added tax assessments	1.4	(8.8)	(6.2)
Restatement and remediation related expenses	—	0.6	18.1
Acquisition-related intangible assets amortization expense	18.8	21.6	27.5
Non-GAAP operating income - Europe	$192.8	$194.1	$175.6

INTEREST EXPENSE

				Percent change:
Year ended January 31:	2017	2016	2015	2017 to 2016	2016 to 2015
(in millions)
Interest expense	$36.8	$14.5	$26.5	153.8%	(45.3)%
Percentage of net sales	0.14%	0.05%	0.10%

The increase in interest expense for fiscal 2017 compared to fiscal 2016 is primarily due to $11.9 million of acquisition-related financing expenses primarily related to our bridge loan facility recorded during fiscal 2017 (see Note 7 of Notes to Consolidated Financial Statements for further discussion) and a $9.0 million benefit recorded in fiscal 2016 for the reversal of interest expense previously accrued due to the Spanish Supreme Court decision in connection with VAT assessments in Spain (see Note 13 of Notes to Consolidated Financial Statements for further discussion).

The decrease in interest expense for fiscal 2016 compared to fiscal 2015 is primarily attributable to the $9.0 million benefit recorded in fiscal 2016 for the reversal of interest expense discussed above and lower average borrowings under our financing facilities.

OTHER (INCOME) EXPENSE, NET

				Percent change:
Year ended January 31:	2017	2016	2015	2017 to 2016	2016 to 2015
(in millions)
Other (income) expense, net	$(1.7)	$4.5	$1.9	(137.8)%	136.8%
Percentage of net sales	(0.01)%	0.02%	0.01%

Other (income) expense, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. The change in other (income) expense, net, during fiscal 2017 compared to fiscal 2016 is primarily attributable to higher gains on the investments contained within life insurance policies of $6.8 million. These gains on investments are substantially offset in the Company's payroll costs which are reflected in SG&A as part of operating income.

The change in other (income) expense, net, during fiscal 2016 compared to fiscal 2015 is primarily attributable to higher losses on the investments contained within life insurance policies of $4.6 million partially offset by an increase in net foreign currency exchange gains on certain financing transactions.

PROVISION FOR INCOME TAXES
2017 - 2016 COMMENTARY

The decrease in the effective tax rate of approximately 7 percentage points in fiscal 2017 as compared to fiscal 2016 is primarily due to the impact of the following:

•
In fiscal 2017, we recorded income tax benefits of $12.5 million primarily related to the reversal of valuation allowances in specific jurisdictions in Europe, which had been recorded in prior fiscal years.

•	The effective tax rates for both fiscal 2017 and fiscal 2016 are impacted by the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

The decrease in the absolute dollar amount of the provision for income taxes in fiscal 2017 as compared to fiscal 2016 is primarily due to a decrease in taxable earnings during fiscal 2017, the reversal of certain valuation allowances in fiscal 2017 and the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

2016 - 2015 COMMENTARY

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

NET INCOME AND EARNINGS PER SHARE - DILUTED
The following tables provide a comparison of GAAP net income and earnings per share-diluted and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the fiscal years ended January 31, 2017, 2016 and 2015 ($ in millions, except per share data):

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME

Year ended January 31:	2017	2016	2015
(in millions)
Net income	$195.1	$265.7	$175.2
Acquisition and integration expenses	29.0	—	—
LCD settlements and other, net	(4.1)	(98.4)	(5.1)
Value added tax assessments and related interest expense	1.4	(17.8)	(6.2)
Restatement and remediation related expenses	—	0.8	22.1
Loss on disposal of subsidiaries	—	0.7	1.3
Acquisition-related intangible assets amortization expense	21.1	23.4	28.3
Acquisition-related financing expenses	11.9	—	—
Income tax effect of the above adjustments	(16.7)	33.8	(11.2)
Reversal of deferred tax valuation allowances	(12.5)	—	(19.2)
Income taxes on undistributed earnings of assets held for sale	—	—	5.6
Non-GAAP net income	$225.2	$208.2	$190.8

GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED

Year ended January 31:	2017	2016	2015
Earnings per share-diluted	$5.51	$7.36	$4.57
Acquisition and integration expenses	0.82	—	—
LCD settlements and other, net	(0.12)	(2.73)	(0.13)
Value added tax assessments and related interest expense	0.04	(0.49)	(0.16)
Restatement and remediation related expenses	—	0.02	0.57
Loss on disposal of subsidiaries	—	0.02	0.03
Acquisition-related intangible assets amortization expense	0.60	0.65	0.73
Acquisition-related financing expenses	0.33	—	—
Income tax effect of the above adjustments	(0.47)	0.94	(0.29)
Reversal of deferred tax valuation allowances	(0.35)	—	(0.50)
Income taxes on undistributed earnings of assets held for sale	—	—	0.15
Non-GAAP earnings per share-diluted	$6.36	$5.77	$4.97

IMPACT OF INFLATION
During the fiscal years ended January 31, 2017, 2016 and 2015, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.

SEASONALITY

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on our operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of our net sales are derived from Europe, our consolidated results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower SG&A as a percentage of net sales in the region and on a consolidated basis during the second semester of our fiscal year, particularly in our fourth quarter. Additionally, the life cycles of major products, as well as the impact of acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 15 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of January 31, 2017, 2016, 2015 and 2014.

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Year ended January 31:	2017	2016	2015
(in millions)
Net cash provided by (used in):
Operating activities	$656.8	$193.9	$123.1
Investing activities	(42.2)	(41.8)	(21.1)
Financing activities	976.5	(148.2)	(52.8)
Effect of exchange rate changes on cash and cash equivalents	3.3	(15.7)	(72.1)
Net increase (decrease) in cash and cash equivalents	$1,594.4	$(11.8)	$(22.9)

OPERATING ACTIVITIES

•
The increase in cash resulting from operating activities in fiscal 2017 compared to fiscal 2016 is primarily due to a 5 day decrease in the cash conversion cycle in fiscal 2017 compared to no change in fiscal 2016, as illustrated above. The decrease in the cash conversion cycle in fiscal 2017 is due to an increase in days of purchases outstanding, primarily due to changes in payment terms with certain vendors.

•	The increase in cash resulting from operating activities in fiscal 2016 compared to fiscal 2015 can be primarily attributed to higher earnings partially offset by higher income taxes paid.

The significant components of our investing and financing cash flow activities are listed below.

INVESTING ACTIVITIES
2017

•	$39.3 million of capital expenditures
2016

•	$34.0 million of capital expenditures

•	$27.8 million of cash paid for the acquisition of Signature Technology Group, Inc.

•	$20.0 million of proceeds from the sale of our subsidiaries in Chile and Peru
2015

•	$28.2 million of capital expenditures

•	$7.1 million of proceeds from the sale of a building

FINANCING ACTIVITIES
2017

•	$992.2 million of net cash proceeds from the issuance of senior notes

•	$15.3 million of acquisition-related financing costs
2016

•	$147.0 million paid for the repurchase of shares of common stock under our share repurchase program

•	$5.9 million of net borrowings on our revolving credit lines
2015

•	$53.0 million paid for the repurchase of shares of common stock under our share repurchase program

•	$5.1 million related to acquisition earn-out payments

•	$7.3 million of net borrowings on our revolving credit lines

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 39% at January 31, 2017. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our cash requirements for at least the next 12 months, including our working capital needs, the acquisition of TS and the repayment of $350 million of 3.75% Senior Notes upon maturity.

At January 31, 2017, we had approximately $2.1 billion in cash and cash equivalents, of which approximately $1.1 billion was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries may not be repatriated to the United States without potential negative income tax consequences.

The following is a discussion of our various financing facilities:

Senior notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.9 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.5 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS (see Note 16 of Notes to Consolidated Financial Statements for further discussion). The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes is downgraded. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or the total increase in the interest rate on the notes exceed 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
The Company, at its option, may redeem the 3.70% Senior Notes at any time prior to January 15, 2022 and the 4.95% Senior Notes at any time prior to November 15, 2026, in each case in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2017 Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2017 Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 30 basis points for the 3.70% Senior Notes and 40 basis points for the 4.95% Senior Notes, plus the accrued and unpaid interest on the principal amount being redeemed up to the date of redemption. The Company may also redeem the 2017 Senior Notes, at any time in whole or from time to time in part, on or after January 15, 2022 for the 3.70% Senior Notes and November 15, 2026 for the 4.95% Senior Notes, in each case, at a redemption price equal to 100% of the principal amount of the 2017 Senior Notes to be redeemed.

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "3.75% Senior Notes") resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 3.75% Senior Notes as additional interest expense using the effective interest method. We pay interest on the 3.75% Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the 3.75% Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.75% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 3.75% Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The 3.75% Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

Other credit facilities

We have a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2017 and 2016.

We entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. We pay interest on advances under the Term Loan Credit Agreement at a fixed rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There are no balances outstanding under the Term Loan Credit Agreement as of January 31, 2017 as the term loans were funded in conjunction with the acquisition of TS, which occurred on February 27, 2017.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $748.6 million and $721.1 million at January 31, 2017 and 2016, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2017 and 2016.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $251.4 million at January 31, 2017 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $23.7 million outstanding on these facilities at January 31, 2017, at a weighted average interest rate of 8.35%, and there was $18.1 million outstanding at January 31, 2016, at a weighted average interest rate of 5.26%.

At January 31, 2017, we had also issued standby letters of credit of $30.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2017, we were in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on its credit facilities was restricted to approximately $1.0 billion, of which $23.7 million was outstanding at January 31, 2017.

Debt Commitment Letter

On September 19, 2016, in connection with the interest purchase agreement related to TS, we obtained a commitment letter for a $3.1 billion senior unsecured bridge loan facility, subject to customary conditions, in order to finance a portion of the acquisition of TS, if necessary. As of January 31, 2017, the commitment was reduced to $300 million as a result of executing the Term Loan Credit Agreement, an amendment to the Credit Agreement, the issuance of the 2017 Senior Notes and the satisfaction of certain other conditions. The commitment for the bridge loan facility was terminated on February 27, 2017 in conjunction with the acquisition of TS.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2017 and 2016, the Company had a total of $506.7 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2017, 2016 and 2015, discount fees recorded under these facilities were $6.1 million, $4.4 million and $4.4 million, respectively, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income.

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

Year ended January 31:	2017	2016	2015
(in millions)
ROIC (A/B)	14%	13%	11%

Non-GAAP Net Operating Profit After Tax ("NOPAT") (A):
Non-GAAP Operating Income	$338.9	$319.1	$308.0
Non-GAAP effective tax rate	28.7%	28.5%	31.8%
Non-GAAP NOPAT (Non-GAAP operating income x (1 - non-GAAP effective tax rate))	$241.6	$228.2	$210.2

Average Invested Capital (B):
Short-term debt (5-qtr average)	$157.5	$16.5	$40.3
Long-term debt (5-qtr average)	407.2	350.4	352.0
Non-GAAP Shareholders' Equity (5-qtr average)	2,103.4	1,943.7	2,103.3
Total average capital	2,668.1	2,310.6	2,495.6
Less: Cash (5-qtr average)	(974.2)	(597.7)	(573.2)
Average invested capital less average cash	$1,693.9	$1,712.9	$1,922.4
(A/B) ROIC is calculated as Non-GAAP Net Operating Profit After Tax divided by Average Invested Capital (less average cash).

CONTRACTUAL OBLIGATIONS
As of January 31, 2017, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under an agreement for data center services, are as follows (in millions):

	Operating leases	Debt (1) (2)	Total
Fiscal year:
2018	$47.7	$410.2	$457.9
2019	40.9	43.3	84.2
2020	36.8	43.3	80.1
2021	33.8	43.3	77.1
2022	19.1	43.3	62.4
Thereafter	27.5	1,145.4	1,172.9
Total payments	205.8	1,728.8	1,934.6
Less amounts representing interest	—	(355.1)	(355.1)
Total principal payments	$205.8	$1,373.7	$1,579.5

(1)
Amounts include interest on the 3.75% Senior Notes, 3.70% Senior Notes and 4.95% Senior Notes calculated at the fixed rate of 3.75%, 3.70% and 4.95% per year, respectively, and exclude estimated interest on the committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

(2)
In connection with our acquisition of TS on February 27, 2017, we borrowed $250 million and $750 million of term loans maturing in three and five years, respectively, under the Term Loan Credit Agreement. Future payments on the term loans are excluded from the table above (see Note 16 of Notes to Consolidated Financial Statements for further discussion).

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

Upon not less than 30 days notice, at our option, we may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, we may, at our option, i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, ii) exercise the option to renew the lease for a minimum of two of the properties or iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If we elect to remarket the properties, we have guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $3.4 million per year.

The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 of Notes to Consolidated Financial Statements. As of January 31, 2017, the Company was in compliance with all such covenants.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees on at least an annual basis. As of January 31, 2017 and 2016, the outstanding amount of guarantees under these arrangements totaled $3.7 million and $4.6 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

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
Goodwill, Intangible Assets and Other Long-Lived Assets
We perform an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of our goodwill analysis, we have two reporting units, which are also our operating segments. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
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
During the second quarter of fiscal year 2017, the Company elected to change the timing of its annual goodwill impairment testing from January 31st to November 1st. This accounting change is considered to be preferable because it allows the Company additional time to complete the annual goodwill impairment test. This change does not represent a material change to the method of applying an accounting principle, nor does this change result in adjustments to previously issued financial statements. The Company has concluded that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1st of prior reporting periods. As a result, the Company prospectively applied the change in the annual goodwill impairment testing date beginning November 1, 2016. This change in testing date did not delay, accelerate or avoid a goodwill impairment charge.
We also examine the carrying value of our intangible assets with finite lives, which includes capitalized software and development costs, purchased intangibles and other long-lived assets as current events and circumstances warrant determining whether there are any impairment losses. Factors that may cause an intangible asset or other long-lived asset impairment include negative industry or economic trends and significant under-performance relative to historical or projected future operating results.
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
Our foreign currency exposure relates primarily to international transactions, where the currency collected from customers can be different from the currency used to purchase the product. Our transactions in foreign currencies are denominated primarily in the following currencies: British pound, Canadian dollar, Czech koruna, Danish krone, euro, Mexican peso, Norwegian krone, Polish zloty, Swedish krona, Swiss franc and U.S. dollar. Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge intercompany loans, accounts receivable and accounts payable.
In order to provide an assessment of our foreign currency exchange rate risk, we performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model consisted of using a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates and interest rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $1.4 million and $0.7 million at January 31, 2017 and 2016, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of January 31, 2017, due to the inherent limitations associated with predicting the changes in foreign currency exchanges rates and our actual exposures and positions.
We are also exposed to changes in interest rates primarily as a result of our debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 98% and 95%, respectively, of our outstanding debt had fixed interest rates at January 31, 2017 and 2016. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate.

ITEM 8.    Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Tech Data Corporation
We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tech Data Corporation and subsidiaries at January 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tech Data Corporation and subsidiaries' internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 30, 2017

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

As of January 31:	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,125,591	$531,169
Accounts receivable, less allowances of $38,767 and $45,875	3,047,927	2,995,114
Inventories	2,118,902	2,117,384
Prepaid expenses and other assets	119,906	178,394
Total current assets	7,412,326	5,822,061
Property and equipment, net	74,239	66,028
Goodwill	199,021	204,114
Intangible assets, net	130,676	159,386
Other assets, net	115,604	106,699
Total assets	$7,931,866	$6,358,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,844,532	$3,427,580
Accrued expenses and other liabilities	493,199	487,003
Revolving credit loans and current maturities of long-term debt, net	373,123	18,063
Total current liabilities	4,710,854	3,932,646
Long-term debt, less current maturities	989,924	348,608
Other long-term liabilities	61,200	71,279
Total liabilities	5,761,978	4,352,533
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2017 and 2016	89	89
Additional paid-in capital	686,042	682,227
Treasury stock, at cost (24,018,983 and 24,163,402 shares at January 31, 2017 and 2016)	(1,070,994)	(1,077,434)
Retained earnings	2,629,293	2,434,198
Accumulated other comprehensive loss	(74,542)	(33,325)
Total shareholders' equity	2,169,888	2,005,755
Total liabilities and shareholders' equity	$7,931,866	$6,358,288
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

Year ended January 31:	2017	2016	2015
Net sales	$26,234,876	$26,379,783	$27,670,632
Cost of products sold	24,932,949	25,093,122	26,276,678
Gross profit	1,301,927	1,286,661	1,393,954
Operating expenses:
Selling, general and administrative expenses	984,152	990,934	1,114,234
Acquisition and integration expenses	28,966	—	—
LCD settlements and other, net	(4,142)	(98,433)	(5,059)
Value added tax assessments	1,049	(8,796)	(6,229)
Restatement and remediation related expenses	—	829	22,043
Loss on disposal of subsidiaries	—	699	1,330
	1,010,025	885,233	1,126,319
Operating income	291,902	401,428	267,635
Interest expense	36,810	14,488	26,548
Other (income) expense, net	(1,669)	4,522	1,903
Income before income taxes	256,761	382,418	239,184
Provision for income taxes	61,666	116,682	64,012
Net income	$195,095	$265,736	$175,172
Earnings per share
Basic	$5.54	$7.40	$4.59
Diluted	$5.51	$7.36	$4.57
Weighted average common shares outstanding:
Basic	35,194	35,898	38,172
Diluted	35,428	36,097	38,354
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

Year ended January 31:	2017	2016	2015
Net income	$195,095	$265,736	$175,172
Other comprehensive loss:
Foreign currency translation adjustment	(41,217)	(84,087)	(273,809)
Total comprehensive income (loss)	$153,878	$181,649	$(98,637)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
	Shares	Amount
Balance—January 31, 2014	59,246	$89	$675,597	$(894,936)	$1,993,290	$324,571	$2,098,611
Purchase of treasury stock, at cost	—	—	—	(52,997)	—	—	(52,997)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $2,302	—	—	(9,292)	8,790	—	—	(502)
Stock-based compensation expense	—	—	13,668	—	—	—	13,668
Total other comprehensive loss	—	—	—	—	—	(273,809)	(273,809)
Net income	—	—	—	—	175,172	—	175,172
Balance—January 31, 2015	59,246	89	679,973	(939,143)	2,168,462	50,762	1,960,143
Purchase of treasury stock, at cost	—	—	—	(147,003)	—	—	(147,003)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $182	—	—	(12,636)	8,712	—	—	(3,924)
Stock-based compensation expense	—	—	14,890	—	—	—	14,890
Total other comprehensive loss	—	—	—	—	—	(84,087)	(84,087)
Net income	—	—	—	—	265,736	—	265,736
Balance—January 31, 2016	59,246	89	682,227	(1,077,434)	2,434,198	(33,325)	2,005,755
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(10,132)	6,440	—	—	(3,692)
Stock-based compensation expense	—	—	13,947	—	—	—	13,947
Total other comprehensive loss	—	—	—	—	—	(41,217)	(41,217)
Net income	—	—	—	—	195,095	—	195,095
Balance—January 31, 2017	59,246	$89	$686,042	$(1,070,994)	$2,629,293	$(74,542)	$2,169,888
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year ended January 31:	2017	2016	2015
Cash flows from operating activities:
Cash received from customers	$29,427,357	$28,119,687	$29,380,493
Cash paid to vendors and employees	(28,664,222)	(27,819,886)	(29,174,581)
Interest paid, net	(22,020)	(20,264)	(24,546)
Income taxes paid	(84,272)	(85,645)	(58,275)
Net cash provided by operating activities	656,843	193,892	123,091
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,916)	(27,848)	—
Expenditures for property and equipment	(24,971)	(20,917)	(18,639)
Proceeds from sale of fixed assets	—	—	7,121
Software and software development costs	(14,364)	(13,055)	(9,536)
Proceeds from sale of subsidiaries	—	20,020	—
Net cash used in investing activities	(42,251)	(41,800)	(21,054)
Cash flows from financing activities:
Payments for employee withholdings on equity awards	(4,479)	(4,662)	(2,961)
Proceeds from the reissuance of treasury stock	733	561	1,456
Cash paid for debt issuance costs	(21,581)	—	—
Cash paid for purchase of treasury stock	—	(147,003)	(52,997)
Proceeds from issuance of Senior Notes	998,405	—	—
Acquisition earn-out payments	—	(2,736)	(5,060)
Net borrowings on revolving credit loans	3,417	5,912	7,269
Principal payments on long-term debt	—	(319)	(546)
Net cash provided by (used in) financing activities	976,495	(148,247)	(52,839)
Effect of exchange rate changes on cash and cash equivalents	3,335	(15,671)	(72,057)
Net increase (decrease) in cash and cash equivalents	1,594,422	(11,826)	(22,859)
Cash and cash equivalents at beginning of year	531,169	542,995	570,101
Less: Cash balance of businesses held for sale at end of year	—	—	4,247
Cash and cash equivalents at end of year	$2,125,591	$531,169	$542,995

Reconciliation of net income to net cash provided by operating activities:
Net income	$195,095	$265,736	$175,172
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of subsidiaries	—	699	1,330
Depreciation and amortization	54,437	57,253	68,746
Provision for losses on accounts receivable	5,026	6,061	10,415
Stock-based compensation expense	13,947	14,890	13,668
Accretion of debt discount and debt issuance costs on Senior Notes	835	839	839
Deferred income taxes	(11,002)	2,387	(335)
Gain on sale of fixed assets	—	—	(2,350)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(91,961)	(297,637)	22,166
Inventories	(20,838)	(219,482)	245,474
Prepaid expenses and other assets	66,027	(44,384)	31,254
Accounts payable	459,146	426,412	(469,757)
Accrued expenses and other liabilities	(13,869)	(18,882)	26,469
Total adjustments	461,748	(71,844)	(52,081)
Net cash provided by operating activities	$656,843	$193,892	$123,091
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
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of consolidated net sales for fiscal years 2017, 2016 and 2015.

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for fiscal 2017, 2016 and 2015 (as a percent of consolidated net sales):

	2017	2016	2015
Apple, Inc.	20%	20%	15%
HP Inc.	13%
Hewlett-Packard Company (a)		13%	19%
Cisco Systems, Inc.	10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. Amounts presented for fiscal years 2016 and 2015 represent the sales generated from products purchased from Hewlett-Packard Company prior to the split.

Cash and Cash Equivalents
Short-term investments which are highly liquid and have an original maturity of 90 days or less are considered cash equivalents. The Company’s cash equivalents consist primarily of highly liquid investments in money market funds with maturity periods of three months or less.
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts receivable and sales returns for estimated losses resulting from the inability of its customers to make required payments and estimated product returns by customers for exchange or credit. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the large number of customers and their dispersion across wide geographic areas, the existence of credit insurance where applicable, specifically identified customer risks, historical write-off and sales returns experience and the current economic environment. If actual customer performance were to deteriorate to an extent not expected by the Company, additional allowances may be required which could have an adverse effect on the Company’s financial results. Conversely, if actual customer performance were to improve to an extent not expected by the Company, a reduction in the allowance may be required which could have a favorable effect on the Company’s consolidated financial results.
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2017 and 2016, the Company had a total of $506.7 million and $554.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. Discount fees recorded under these facilities, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income, were $6.1 million, $4.4 million and $4.4 million during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.
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

Property and Equipment
Property and equipment are stated at cost. Depreciation expense includes depreciation of purchased property and equipment. Depreciation expense is computed over the shorter of the estimated economic lives or lease periods using the straight-line method, generally as follows:

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
 Intangible Assets, net
Included within "intangible assets, net," at both January 31, 2017 and 2016 are capitalized software and development costs, as well as customer and vendor relationships, a preferred supplier agreement and trademarks acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to ten years.
The Company’s capitalized software has been obtained or developed for internal use only. Development and acquisition costs are capitalized for computer software only when management authorizes and commits to funding a computer software project through the approval of a capital expenditure requisition, and the software project is either for the development of new software, to increase the life of existing software or to add significantly to the functionality of existing software. Once these requirements have been met, capitalization would begin at the point that conceptual formulation, evaluation, design and testing of possible software project alternatives have been completed. Capitalization ceases when the software project is substantially complete and ready for its intended use. The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed, its fit in the Company’s overall strategy and the Company's experience with similar software.
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
Goodwill
The Company performs an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of its goodwill analysis, the Company has two reporting units, which are also the Company’s operating segments. The Company evaluates the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. The first step of the impairment test compares the fair value of the Company's reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions and other relevant factors. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The amount of an impairment loss is recognized as the excess of the carrying value of goodwill over its implied fair value and is charged to expense in the period identified.
During the second quarter of fiscal year 2017, the Company elected to change the timing of its annual goodwill impairment testing from January 31st to November 1st. This accounting change is considered to be preferable because it allows the Company additional time to complete the annual goodwill impairment test. This change does not represent a material change to the method of applying an accounting principle, nor does this change result in adjustments to previously issued financial statements. The Company has concluded that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1st of prior reporting periods. As a result, the Company prospectively applied the change in the annual goodwill impairment testing date beginning November 1, 2016. This change in testing date did not delay, accelerate or avoid a goodwill impairment charge.
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
Value Added Taxes
The majority of the Company's international operations are subject to a value added tax ("VAT"), which is typically applied to all goods and services purchased and sold. The Company's VAT liability represents VAT that has been recorded on sales to its customers and not yet remitted to the respective governmental authorities and the Company's VAT receivable represents VAT paid on purchases of goods and services that will be collected from future sales to its customers. At January 31, 2017 and 2016, the Company's VAT liability was $209.6 million and $197.7 million, respectively, and is included in "accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet. At January 31, 2017 and 2016, the Company's VAT receivable was $29.1 million and $27.8 million, respectively, and is included in "prepaid expenses and other assets" on the Company's Consolidated Balance Sheet.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers throughout the Americas and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2017, 2016 and 2015.
The Company also enters into foreign currency exchange contracts. In the event of a failure to honor one of these contracts by one of the banks with which the Company has contracted, the Company believes any loss would be limited in most circumstances to the exchange rate differential from the time the contract was executed until the time the contract was settled. The Company’s foreign currency exchange contracts are executed with various financial institutions globally and are monitored on a regular basis by the Company for credit quality.

Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of "accumulated other comprehensive loss", included within shareholders’ equity in the Company's Consolidated Balance Sheet. Gains and losses from foreign currency transactions are included in the Company's Consolidated Statement of Income.
Derivative Financial Instruments
The Company faces exposure to changes in foreign currency exchange rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments, in the form of foreign currency forward contracts, in situations where there are not offsetting balances that create an economic hedge. Substantially all of these instruments have terms of 90 days or less. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.
Derivative financial instruments used to reduce exposure to foreign currency risk are not designated as hedging instruments. The derivative instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “other (income) expense, net,” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either "prepaid expenses and other assets" or "accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet.
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” The Company’s "accumulated other comprehensive loss" is comprised exclusively of changes in the Company’s currency translation adjustment account.
Stock-Based Compensation
The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in “selling, general and administrative expenses” in the Company’s Consolidated Statement of Income based on their fair values determined on the date of grant. Stock-based compensation expense, reduced for estimated forfeitures, is recognized on a straight-line basis over the requisite service period of the award. The Company estimates forfeiture rates based on its historical experience.
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
Restatement and remediation related expenses
Restatement and remediation related expenses primarily include legal, accounting and third party consulting fees associated with (i) the restatement of certain of the Company's consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, (ii) the Audit Committee investigation to review the Company's accounting practices, (iii) incremental external audit and supplemental procedures by the Company in connection with the preparation of the Company's financial statements, and (iv) other incremental legal, accounting and consulting fees incurred as a result of the Company's restatement related investigation, regulatory requests for information or in conjunction with the Company's remediation of material weaknesses and other control deficiencies identified during the restatement. The Company incurred no restatement and remediation expenses during fiscal 2017 and incurred restatement and remediation related expenses of approximately $0.8 million and $22.0 million, respectively, during fiscal years 2016 and 2015, which are recorded in "restatement and remediation related expenses" in the Consolidated Statement of Income.

Acquisition and integration expenses
Acquisition and integration expenses are primarily comprised of transaction related costs, professional services and other costs including due diligence and integration activities, related to the acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS") (see Note 5 – Acquisitions for further discussion).
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the periods presented and has recorded these amounts, net of attorney fees and expenses, in "LCD settlements and other, net," in the Consolidated Statement of Income.
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

In September 2015, the FASB issued an accounting standard which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The new standard eliminates the requirement to retrospectively account for adjustments to provisional amounts that are identified during the measurement period. The Company adopted this standard during the quarter ended April 30, 2016. The adoption of this standard had no impact on the Company's consolidated financial statements.

In March 2016, the FASB issued an accounting standard which modifies how companies account for certain aspects of stock-based payments to employees. The new standard revises the accounting treatment for excess tax benefits, statutory income tax withholding requirements, and forfeitures related to stock-based awards. The standard is effective for annual periods beginning after December 15, 2016; however, early adoption is permitted. The Company early adopted this standard during the quarter ended April 30, 2016. The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the new standard, rather than electing to account for forfeitures as they occur. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements; however, as a result of the adoption of this standard, the classification of certain amounts in the Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2016 and 2015 was retrospectively adjusted.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018. The Company would have the option to adopt one year earlier and the standard may be adopted using either a full retrospective or a modified retrospective approach. The Company has established a project implementation team and developed a multi-phase plan to assess the Company’s business, as well as any changes to processes or systems to adopt the requirements of the new standard. The Company is in the process of developing its conclusions on several aspects of the standard, including principal versus agent considerations, which would impact reporting certain revenues on a gross or net basis, as well as assessing the impact of the new standard on the accounting for revenue earned by TS, which was acquired in February 2017.
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
In January 2017, the FASB issued a new standard that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the annual goodwill impairment test. The accounting standard should be applied prospectively and will be effective for the Company beginning with the quarter ended April 30, 2020, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company presents the composition of EPS on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 9 – Employee Benefit Plans) using the treasury stock method. The composition of basic and diluted EPS (in thousands, except per share data) is as follows:

Year ended January 31:	2017	2016	2015
Net income	$195,095	$265,736	$175,172

Weighted average common shares - basic	35,194	35,898	38,172
Effect of dilutive securities:
Equity-based awards	234	199	182
Weighted average common shares - diluted	35,428	36,097	38,354

Earnings per share
Basic	$5.54	$7.40	$4.59
Diluted	$5.51	$7.36	$4.57
For the fiscal year ended January 31, 2017, there were 5,191 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal years ended January 31, 2016 and 2015, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment (in thousands) consists of the following:

As of January 31:	2017	2016
Land	$3,957	$3,977
Buildings and leasehold improvements	69,065	68,377
Furniture, fixtures and equipment	269,032	283,842
Property and equipment	342,054	356,196
Less: accumulated depreciation	(267,815)	(290,168)
Property and equipment, net	$74,239	$66,028
Depreciation expense included in income from operations for the fiscal years ended January 31, 2017, 2016 and 2015 totaled $16.2 million, $16.3 million and $19.2 million, respectively.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by geographic segment, for the fiscal year ended January 31, 2017, are as follows (in thousands):

	Americas	Europe	Total
Balance as of February 1, 2016	$19,559	$184,555	$204,114
Goodwill acquired during the year	—	2,671	2,671
Foreign currency translation adjustment	—	(7,764)	(7,764)
Balance as of January 31, 2017	$19,559	$179,462	$199,021
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of November 1, 2016. The results of the testing indicated that the fair value of the Company’s reporting units was greater than the carrying value. As a result, no goodwill impairment was recorded during the fiscal year ended January 31, 2017.

The Company's intangible assets consist of the following (in thousands):

	January 31, 2017			January 31, 2016
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Capitalized software and development costs	$320,113	$269,872	$50,241	$308,926	$256,145	$52,781
Customer and vendor relationships	175,872	107,267	68,605	184,894	95,865	89,029
Other intangible assets	40,555	28,725	11,830	42,678	25,102	17,576
Total	$536,540	$405,864	$130,676	$536,498	$377,112	$159,386
The Company capitalized intangible assets of $14.6 million, $29.2 million and $10.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. For fiscal 2017, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations. For fiscal 2016, these capitalized assets included acquired identifiable intangible assets (see also Note 5 - Acquisitions) and software and software development expenditures to be used in the Company's operations. For 2015, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations.
Amortization expense for the fiscal years ended January 31, 2017, 2016 and 2015, totaled $38.2 million, $41.0 million and $49.5 million, respectively. Estimated amortization expense of existing capitalized software and development costs and other intangible assets (which includes customer and vendor relationships and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Other intangible assets	Total
2018	$16,254	$19,091	$35,345
2019	11,998	15,951	27,949
2020	7,427	11,586	19,013
2021	5,577	11,272	16,849
2022	3,706	10,674	14,380
NOTE 5 — ACQUISITIONS

Acquisition of TS

On September 19, 2016, the Company entered into an interest purchase agreement with Avnet to acquire TS. The Company completed the acquisition on February 27, 2017 (see further discussion in Note 16 - Subsequent Events). Acquisition and integration expenses are comprised of transaction related costs, professional services and other costs related to the acquisition of TS. Transaction related costs primarily include legal expenses and due diligence costs incurred in connection with the transaction. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting and tax consulting services.

Acquisition and integration expenses related to the acquisition of TS in the accompanying Consolidated Statements of Income are comprised of the following (in thousands):

Year ended:	January 31, 2017
Professional services	$14,338
Transaction related costs	12,083
Other	2,545
Total	$28,966

Acquisition of STG
On June 1, 2015, the Company completed the acquisition of Signature Technology Group, Inc. ("STG"), a partner-led provider of data center and professional services throughout North America, for a purchase price of $27.8 million. The purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed, including tangible assets of approximately $0.3 million, identifiable intangible assets of approximately $14.5 million, goodwill of approximately $14.1 million and liabilities of approximately $1.1 million. Identifiable intangible assets are primarily related to customer relationships with an estimated useful life of ten years. Proforma information for the acquisition of STG has not been presented as the acquisition was not material to the Company’s consolidated financial position or results of operations.
NOTE 6 — LOSS ON DISPOSAL OF SUBSIDIARIES
During the fourth quarter of fiscal 2015, the Company committed to a plan to sell its business operations in Chile and Peru. In March 2015, the Company also committed to a plan to exit its business operations in Uruguay. During fiscal 2016 and 2015, the Company incurred a loss of $0.7 million and $1.3 million, respectively, for charges related to the exit of its business operations in Uruguay and the loss on the sale of its business operations in Chile and Peru. The operating results of these entities during fiscal 2016 and 2015 were insignificant relative to the Company's consolidated financial results. During the fourth quarter of fiscal 2015, the Company also recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.
NOTE 7 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of January 31:	2017	2016
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$—
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	—
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	350,000	350,000
Less—unamortized debt discount and debt issuance costs	(10,633)	(1,392)
Senior Notes, net	1,339,367	348,608
Other committed and uncommitted revolving credit facilities, average interest rate of 8.35% and 5.26% at January 31, 2017 and January 31, 2016, respectively	23,680	18,063
	1,363,047	366,671
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(373,123)	(18,063)
Total long-term debt	$989,924	$348,608
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.9 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.5 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS (see further discussion in Note 16 - Subsequent Events). The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes is downgraded. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or the total increase in the interest rate on the notes exceed 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
The Company, at its option, may redeem the 3.70% Senior Notes at any time prior to January 15, 2022 and the 4.95% Senior Notes at any time prior to November 15, 2026, in each case in whole or in part, at a redemption price equal to the greater of 100% of the principal amount of the 2017 Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2017 Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 30 basis points for the 3.70% Senior Notes and 40 basis points for the 4.95% Senior Notes, plus the accrued and unpaid interest on the principal amount being redeemed up to the date of redemption. The Company may also redeem the 2017 Senior Notes, at any time in whole or from time to time in part, on or after January 15, 2022 for the 3.70% Senior Notes and November 15, 2026 for the 4.95% Senior Notes, in each case, at a redemption price equal to 100% of the principal amount of the 2017 Senior Notes to be redeemed.

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the “3.75% Senior Notes”), resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 3.75% Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 3.75% Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. The Company, at its option, may redeem the 3.75% Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.75% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 3.75% Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The 3.75% Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
Other Credit Facilities
The Company has a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2017 and 2016.

The Company entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. The Company pays interest on advances under the Term Loan Credit Agreement at a fixed rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. There were no balances outstanding under the Term Loan Credit Agreement as of January 31, 2017 as the term loans were funded in conjunction with the acquisition of TS, which occurred on February 27, 2017 (see further discussion in Note 16 - Subsequent Events).
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $748.6 million and $721.1 million at January 31, 2017 and 2016, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program has a maturity date of November 16, 2017, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2017 and 2016.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $251.4 million at January 31, 2017 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $23.7 million outstanding on these facilities at January 31, 2017, at a weighted average interest rate of 8.35%, and there was $18.1 million outstanding at January 31, 2016, at a weighted average interest rate of 5.26%.
At January 31, 2017, the Company had also issued standby letters of credit of $30.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2017, the Company was in compliance with all such financial covenants. In light of these financial covenants, the Company’s maximum borrowing availability on these other credit facilities was restricted to approximately $1.0 billion, of which $23.7 million was outstanding at January 31, 2017.
Debt Commitment Letter
On September 19, 2016, in connection with the interest purchase agreement related to TS, the Company obtained a commitment letter for a $3.1 billion senior unsecured bridge loan facility, subject to customary conditions, in order to finance a portion of the acquisition of TS, if necessary. As of January 31, 2017, the commitment was reduced to $300 million as a result of executing the Term Loan Credit Agreement, an amendment to the Credit Agreement, the issuance of the 2017 Senior Notes and the satisfaction of certain other conditions. The commitment for the bridge loan facility was terminated on February 27, 2017 in conjunction with the acquisition of TS (see further discussion in Note 16 - Subsequent Events).

The Company paid $15.3 million of acquisition-related financing costs related to the bridge loan facility, which is being amortized over the expected term of the facility. Interest expense in the accompanying Consolidated Statements of Income for the year ended January 31, 2017 included $11.1 million of amortization expense related to this facility.
Future payments of debt at  January 31, 2017 and for succeeding fiscal years are as follows (in thousands):

Fiscal Year:
2018	$373,680
2019	—
2020	—
2021	—
2022	—
Thereafter	1,000,000
Total principal payments	$1,373,680
NOTE 8 — INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

Year ended January 31:	2017	2016	2015
Current tax expense:
Federal	$37,724	$71,502	$32,988
State	4,030	5,989	1,626
Foreign	30,914	36,804	29,733
Total current tax expense	72,668	114,295	64,347
Deferred tax (benefit) expense:
Federal	(8,380)	(3,984)	6,391
State	(799)	543	281
Foreign	(1,823)	5,828	(7,007)
Total deferred tax (benefit) expense	(11,002)	2,387	(335)
	$61,666	$116,682	$64,012
The reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

Year ended January 31:	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	1.1	0.5
Net changes in deferred tax valuation allowances	(3.4)	0.0	(4.5)
Tax on foreign earnings different than U.S. rate	(9.9)	(7.4)	(11.8)
Nondeductible interest	2.1	1.6	4.0
Reserve established for foreign income tax contingencies	0.5	0.0	0.1
Effect of company-owned life insurance	(0.7)	0.2	(0.4)
Undistributed earnings on foreign assets held for sale	0.0	0.0	2.4
Other, net	(0.4)	0.0	1.5
	24.0%	30.5%	26.8%
In fiscal 2017 and 2015, the Company recorded income tax benefits of $12.5 million and $19.2 million, respectively, primarily related to the reversal of deferred tax valuation allowances in certain European jurisdictions which had been recorded in prior fiscal years. Additionally during fiscal 2015, the Company recorded a $5.6 million deferred tax liability related to undistributed earnings on assets held for sale in certain Latin American jurisdictions (see further discussion in Note 6 – Loss on Disposal of Subsidiaries).

The components of pretax income are as follows (in thousands):

Year ended January 31:	2017	2016	2015
United States	$92,067	$195,219	$100,166
Foreign	164,694	187,199	139,018
	$256,761	$382,418	$239,184
The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

As of January 31:	2017	2016
Deferred tax liabilities:
Depreciation and amortization	$48,910	$53,939
Capitalized marketing program costs	7,525	6,547
Goodwill	7,581	8,545
Deferred costs currently deductible	4,110	5,415
Other, net	5,241	5,938
Total deferred tax liabilities	73,367	80,384
Deferred tax assets:
Accrued liabilities	41,509	42,071
Loss carryforwards	92,338	103,647
Amortizable goodwill	2,191	5,315
Depreciation and amortization	4,547	6,502
Disallowed interest expense	6,249	5,140
Acquisition and transaction related costs	5,605	—
Other, net	10,928	9,659
	163,367	172,334
Less: valuation allowances	(46,764)	(60,165)
Total deferred tax assets	116,603	112,169
Net deferred tax asset	$43,236	$31,785
The net change in the deferred tax valuation allowances in fiscal 2017 was a decrease of $13.4 million primarily resulting from the reversal of deferred tax valuation allowances related to certain European jurisdictions as discussed previously. The net change in the deferred tax valuation allowances in fiscal 2016 was a decrease of $11.3 million primarily due to the impact of the translation of foreign currencies and the utilization of deferred tax assets subject to valuation allowances.
The valuation allowances at both January 31, 2017 and 2016 primarily relate to foreign net operating loss carryforwards. The Company’s net operating loss carryforwards totaled $432.8 million and $482.3 million at January 31, 2017 and 2016, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2018 through 2034. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
At January 31, 2017, there are $776.9 million of consolidated cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been recorded. It is not practical to estimate the amount of unrecognized deferred U.S. income tax that might be payable if any earnings were to be distributed by individual foreign subsidiaries.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2017, 2016 and 2015 is as follows (in thousands):

For the year ended January 31:	2017	2016	2015
Gross unrecognized tax benefits at beginning of period	$12,989	$5,125	$5,859
Increases in tax positions for prior years	5,443	8,443	845
Decreases in tax positions for prior years	(118)	(348)	(730)
Increases in tax positions for current year	1,022	106	105
Expiration of statutes of limitation	(292)	(77)	(63)
Settlements	(370)	(104)	—
Changes due to translation of foreign currencies	(369)	(156)	(891)
Gross unrecognized tax benefits at end of period	$18,305	$12,989	$5,125

At January 31, 2017, 2016 and 2015, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $12.5 million, $10.1 million and $5.1 million, respectively.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2017 totaled $4.8 million and were primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2017, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2017, 2016 and 2015 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2017, 2016 and 2015, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas and Europe and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2014. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2017, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 2.2 million shares remain available for future grant at January 31, 2017. Under the active plan, the Company is authorized to award officers, employees and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
For the fiscal years ended January 31, 2017, 2016 and 2015, the Company recorded $13.9 million, $14.9 million and $13.7 million, respectively, of stock-based compensation expense, and related income tax benefits of $4.6 million, $4.6 million and $4.2 million, respectively. There was no cash received from equity-based incentives exercised during the fiscal year ended January 31, 2017 and $0.6 million and $1.5 million of cash received from equity-based incentives exercised during fiscal 2016 and 2015, respectively. The actual benefit received from the tax deduction from the exercise of equity-based incentives was $4.8 million, $5.2 million and $5.2 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and three years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $13.7 million, $14.8 million and $13.6 million related to RSUs during fiscal 2017, 2016 and 2015, respectively.
A summary of the status of the Company’s RSU activity for the fiscal year ended January 31, 2017 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2016	496,329	$60.28
Granted (a)	240,658	78.42
Vested	(187,133)	60.73
Canceled	(44,772)	66.65
Nonvested at January 31, 2017	505,082	68.11
(a) Includes 18,563 shares of performance-based restricted stock units, which assumes maximum achievement.
The total fair value of RSUs which vested during the fiscal years ended January 31, 2017, 2016 and 2015 is $11.4 million, $15.4 million and $8.1 million, respectively. The weighted-average estimated fair value of the 275,539 RSUs granted during the fiscal year ended January 31, 2016 was $59.30 per share. The weighted-average estimated fair value of the 455,806 RSUs granted during the fiscal year ended January 31, 2015 was $61.06 per share. As of January 31, 2017, the unrecognized stock-based compensation expense related to non-vested RSUs was $16.8 million, which the Company expects to be recognized over the next three years (over a remaining weighted average period of two years).
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1,000,000 shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2017, the Company has issued 512,540 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2017, 2016 and 2015.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $3.1 million, $2.8 million and $0.1 million for fiscal 2017, 2016 and 2015, respectively. The Company suspended the employer match for the 401(k) Savings Plan for a portion of fiscal 2015. The employer match for the 401(k) Saving Plan was reinstated for fiscal 2016.
NOTE 10 — SHAREHOLDERS' EQUITY
During fiscal 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to a total of $100.0 million of the Company’s common stock. During the first quarter of fiscal 2016, the Company completed this share repurchase program. Additionally, in June 2015, the Company's Board of Directors authorized an additional share repurchase program of up to $100.0 million of the Company's common stock. The Company completed this share repurchase program in fiscal 2016. There were no shares repurchased by the Company during the year ended January 31, 2017.

The Company’s common share repurchase and issuance activity for fiscal 2017 and 2016 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2015	21,866,069	$42.95
Shares of common stock repurchased under share repurchase program	2,497,029	58.87
Shares of treasury stock reissued	(199,696)
Treasury stock balance at January 31, 2016	24,163,402	44.59
Shares of treasury stock reissued	(144,419)
Treasury stock balance at January 31, 2017	24,018,983	$44.59

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	January 31, 2017			January 31, 2016
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Assets
Cash equivalents	$1,000,010			$—
Foreign currency forward contracts		$2,264			$3,412

Liabilities
Foreign currency forward contracts		$9,711			$2,274
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds with maturity periods of three months or less.
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset, which is recorded in the Company's Consolidated Balance Sheet in "other assets, net", is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability, which is recorded in the Company's Consolidated Balance Sheet in "accrued expenses and other liabilities," is marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $35.2 million and $35.3 million, respectively, at January 31, 2017 and $30.2 million and $30.5 million, respectively, at January 31, 2016.

The carrying value of the 3.70% Senior Notes, 4.95% Senior Notes and 3.75% Senior Notes (collectively the "Senior Notes") discussed in Note 7 - Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the Senior Notes was $1.354 billion at January 31, 2017.
The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving credit facilities approximates fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged intercompany loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other (income) expense, net,” was a net foreign currency exchange loss of $4.3 million, gain of $9.0 million and gain of $18.8 million, respectively, for the fiscal years ended January 31, 2017, 2016 and 2015. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2017, 2016 and 2015 are approximately $0.6 billion, $0.6 billion and $0.7 billion, respectively, with average maturities of 29 days, 30 days and 32 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments have been and would be expected to continue to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal 2030. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under an agreement for data center services, totaled $53.0 million, $45.3 million and $52.8 million in fiscal years 2017, 2016 and 2015, respectively. Future minimum lease payments at January 31, 2017, under all such leases, including minimum commitments under an agreement for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2018	$47,700
2019	40,900
2020	36,800
2021	33,800
2022	19,100
Thereafter	27,500
Total payments	$205,800
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

Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, (i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, (ii) exercise the option to renew the lease for a minimum of two of the properties or (iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future minimum lease payments under the Synthetic Lease are approximately $3.4 million per year.
The Synthetic Lease contains covenants that must be complied with, similar to the covenants described in certain of the credit facilities discussed in Note 7 - Debt. As of January 31, 2017, the Company was in compliance with all such covenants.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During fiscal 2015, the Madrid Central Economic Administrative Court issued a decision revoking the penalties for certain of the assessed years. As a result of that decision, during the fiscal year ended January 31, 2015 the Company decreased its accrual for costs associated with this matter by $6.2 million, which is recorded in "value added tax assessments" in the Consolidated Statement of Income. During fiscal 2016, the Spanish Supreme Court issued final decisions for the assessments related to fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during fiscal 2016, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. The Company paid the remaining assessed amounts for fiscal years 1996 through 2001 of $12.3 million during fiscal 2016.
During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these assessments including various penalties and interest, was approximately $7.3 million at January 31, 2017, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to CIDE tax, including interest, was approximately $22.8 million at January 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of January 31, 2017 and 2016, the outstanding amount of guarantees under these arrangements totaled $3.7 million and $4.6 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
NOTE 14 — SEGMENT INFORMATION
Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments: Americas and Europe. The Company assesses performance of and makes decisions on how to allocate resources to its operating segments based on multiple factors including current and projected operating income and market opportunities. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.

Financial information by geographic segment is as follows (in thousands):

Year ended January 31:	2017	2016	2015
Net sales to unaffiliated customers:
Americas (1)	$10,384,523	$10,356,716	$10,406,209
Europe	15,850,353	16,023,067	17,264,423
Total	$26,234,876	$26,379,783	$27,670,632

Operating income:
Americas (2) (3) (4)	$144,246	$235,577	$145,107
Europe (5) (6) (7)	161,603	180,741	136,196
Stock-based compensation expense	(13,947)	(14,890)	(13,668)
Total	$291,902	$401,428	$267,635

Depreciation and amortization:
Americas	$18,844	$18,243	$16,653
Europe	35,593	39,010	52,093
Total	$54,437	$57,253	$68,746

Capital expenditures:
Americas	$19,275	$18,139	$13,798
Europe	20,060	15,833	14,377
Total	$39,335	$33,972	$28,175

As of January 31:	2017	2016
Identifiable assets:
Americas	$3,238,162	$2,078,443
Europe	4,693,704	4,279,845
Total	$7,931,866	$6,358,288

Long-lived assets:
Americas (1)	$35,581	$29,402
Europe	38,658	36,626
Total	$74,239	$66,028

Goodwill & acquisition-related intangible assets, net:
Americas	$33,296	$35,615
Europe	246,002	274,401
Total	$279,298	$310,016

(1)
Net sales to unaffiliated customers in the United States represented 90%, 90% and 85% of the total Americas' net sales to unaffiliated customers for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Total long-lived assets in the United States represented 94% and 95% of the Americas' total long-lived assets at January 31, 2017 and 2016, respectively.

(2)
Operating income in the Americas for the fiscal year ended January 31, 2017 includes acquisition and integration expenses of $18.0 million (see further discussion in Note 5 - Acquisitions) and a gain recorded in LCD settlements and other, net, of $4.1 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the fiscal year ended January 31, 2016 includes a gain recorded in LCD settlements and other, net, of $98.4 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(4)
Operating income in the Americas for the fiscal year ended January 31, 2015 includes a gain recorded in LCD settlements and other, net, of $5.1 million and restatement and remediation related expenses of $4.0 million (see Note 1 – Business and Summary of Significant Accounting Policies).

(5)
Operating income in Europe for the fiscal year ended January 31, 2017 includes acquisition and integration expenses of $11.0 million (see further discussion in Note 5 - Acquisitions) and an increase in the accrual for assessments and penalties for a VAT matter in the Company's subsidiary in Spain of $1.5 million (see further discussion in Note 13 - Commitments and Contingencies).

(6)
Operating income in Europe for the fiscal year ended January 31, 2016 includes a net benefit of $8.8 million related to various VAT matters in two European subsidiaries (see further discussion in Note 13 – Commitments and Contingencies).

(7)
Operating income in Europe for the fiscal year ended January 31, 2015 includes restatement and remediation related expenses of $18.1 million (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies) and a decrease in the accrual for value added tax matters in the Company's Spanish subsidiary of $6.2 million (see further discussion in Note 13 – Commitments and Contingencies).

NOTE 15 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Interim financial information for fiscal years 2017 and 2016 is as follows (in thousands, except per share amounts):

Fiscal year 2017:
Quarter ended:	April 30 (1)	July 31 (1)(2)	October 31 (2)	January 31 (2)(3)
Net sales	$5,963,362	$6,353,739	$6,490,265	$7,427,510
Gross profit	298,611	316,450	315,839	371,027
Operating income	52,558	73,355	62,872	103,117
Net income	$33,373	$46,394	$36,506	$78,822

Earnings per share:
Basic	$0.95	$1.32	$1.04	$2.24
Diluted	$0.94	$1.31	$1.03	$2.22

Fiscal year 2016:
Quarter ended:	April 30 (4)	July 31 (4)(5)	October 31 (4)	January 31 (4)(5)
Net sales	$5,887,229	$6,580,393	$6,428,540	$7,483,621
Gross profit	291,889	325,279	314,844	354,649
Operating income	81,938	106,235	68,053	145,202
Net income	$51,277	$76,412	$41,900	$96,147

Earnings per share:
Basic	$1.39	$2.09	$1.19	$2.74
Diluted	$1.38	$2.09	$1.18	$2.72

(1)
During the first and second quarters of fiscal 2017, the Company recorded a gain of $0.4 million and $3.7 million, respectively, in LCD settlements and other, net (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(2)
During the second, third and fourth quarters of fiscal 2017, the Company recorded $2.0 million, $13.0 million and $14.0 million of acquisition and integration expenses, respectively (see further discussion in Note 5 - Acquisitions).

(3)
The Company recorded an income tax benefit of $12.5 million in the fourth quarter of fiscal 2017 primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe.

(4)
During the first, second, third and fourth quarters of fiscal 2016, the Company recorded a gain of $38.5 million, $21.5 million, $3.0 million and $35.4 million, respectively, in LCD Settlements and other, net (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(5)
The Company recorded a net benefit of $9.6 million in the second quarter and an expense of $0.8 million in the fourth quarter of fiscal 2016 related to various VAT matters in two European subsidiaries (see further discussion in Note 13 – Commitments and Contingencies).

NOTE 16 — SUBSEQUENT EVENTS

Acquisition of TS

On February 27, 2017, the Company completed the acquisition of TS. The Company acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.672 billion, comprised of approximately $2.425 billion in cash and 2,785,402 shares of Tech Data's common stock, valued at $247 million based on the closing price of the Company's common stock on February 27, 2017, with the cash consideration subject to certain working capital and other adjustments. TS delivers technology services, software, hardware and solutions across the data center. The TS acquisition diversifies the Company's end-to-end solutions, deepens its value added capabilities and balances its solutions portfolio. The addition of TS also extends the Company's geographic reach into the Asia-Pacific region while broadening its capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. The acquisition will be accounted for as a business combination, with a portion of the goodwill being tax deductible.

Since the closing of this acquisition occurred subsequent to the Company's fiscal year-end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The major classes of assets acquired will include trade receivables, inventories, trade payables and goodwill. The Company's first quarter fiscal 2018 operating results will include the results from TS following the date of acquisition. Based on the timing of the acquisition and lack of available information, the Company has determined it to be impracticable to disclose a preliminary purchase price allocation or proforma financial information at this time.

Term Loan Credit Agreement

In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The borrowings are comprised of $250.0 million of three-year senior unsecured term loans (the “2020 Term Loans”) and $750.0 million of five-year senior unsecured term loans (the “2022 Term Loans”). The outstanding principal amount of the 2020 Term Loans is payable on February 27, 2020. The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of i) for the first three years after the closing date, 5.0% per annum of the initial principal amount and ii) for the fourth and fifth years after the closing date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. The Company pays interest on advances under the Term Loan Credit Agreement at a fixed rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2017. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, we have concluded that, as of January 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2017, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Tech Data Corporation
We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tech Data Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tech Data Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2017 of Tech Data Corporation and subsidiaries and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
March 30, 2017

ITEM 9B.    Other Information

CEO Bonus

On March 28, 2017, the Company's Board of Directors approved a one-time transaction bonus, consisting of a cash payment of $1.0 million, for the Company's Chief Executive Officer, Robert M. Dutkowsky, in recognition of his special efforts in connection with the acquisition of Avnet, Inc.'s Technology Solutions business. This bonus is expected to be paid on or about April 7, 2017.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2017 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2017.
Audit Committee
The Company has a separately designated, standing Audit Committee. The members of the Audit Committee are Charles E. Adair, Harry J. Harczak, Jr. (Chair), Bridgette P. Heller and Patrick G. Sayer. The Board of Directors of Tech Data has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934. All members of the Audit Committee are independent as defined by applicable law and the listing requirements of NASDAQ.
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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2017 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	518,150	(1)	$21.13	(2)	2,209,255	(3)
Employee stock purchase	—		—		487,460
Total	518,150		$21.13		2,696,715

(1)	The total of equity-based incentives outstanding also includes 11,228 units outstanding for non-employee directors.

(2)	Amount represents the weighted average exercise price for the 13,068 outstanding maximum value options. There are 505,082 nonvested restricted stock units that do not have an exercise price.

(3)	All employee and non-employee director share-based equity incentive awards are issued under the shareholder-approved 2009 Equity Incentive Plan of Tech Data Corporation.
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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
2-1(39)	Interest Purchase Agreement, dated September 19, 2016, between Tech Data Corporation and Avnet, Inc.

2-2(39)	Reorganization Agreement, dated September 19, 2016, between Tech Data Corporation, Avnet, Inc., and AVT Technology Solutions LLC.

2-3(43)	First Amendment to Interest Purchase Agreement, dated as of February 27, 2017

3-1(31)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(31)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

4-1(24)	Indenture, dated as of September 21, 2012, between Tech Data Corporation and U.S. Bank National Association, as trustee

4-2(42)	Indenture, dated as of January 17, 2017, between Tech Data Corporation and MUFG Union Bank N.A., as trustee

4-3(24)	Form of 3.750% Note due 2017

4-4(42)	Form of 3.700% Note due 2022

4-5(42)	Form of 4.950% Note due 2027

10-1(4)	1995 Employee Stock Purchase Plan

10-2(5)	Transfer and Administration Agreement dated May 19, 2000

10-3(6)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-4(7)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-5(3)	2005 Deferred Compensation Plan

10-6(2)	Amendment Number 8 to Transfer and Administration Agreement dated as of May 19, 2000 (composite through amendment 8, dated as of December 13, 2004)

10-7(25)	Amendment Number 9 to Transfer and Administration Agreement dated as of March 7, 2005

10-8(8)	Executive Severance Plan, effective March 31, 2005

10-9(8)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-10(9)	Amendment No. 10 to Transfer and Administration Agreement dated as of September 10, 2005

10-11(10)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-12(10)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-13(11)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-14(12)	Amendment Number 11 to Transfer and Administration Agreement dated as of March 20, 2007

10-15(13)	Equity Incentive Bonus Plan

10-16(14)	Amendment Number 12 to Transfer and Administration Agreement dated as of December 18, 2007

10-17(15)	Third Amended and Restated Lease Agreement dated June 27, 2008

10-18(15)	Third Amended and Restated Credit Agreement dated June 27, 2008

10-19(15)	Third Amended and Restated Participation Agreement dated June 27, 2008

10-20(16)	Amendment No. 13 to Transfer and Administration Agreement dated as of October 22, 2008

10-21(17)	2009 Equity Incentive Plan of Tech Data Corporation

10-22(18)	Amendment Number 14 to Transfer and Administration Agreement dated as of October 16, 2009

10-23(19)	Amendment Number 15 to Transfer and Administration Agreement dated as of October 15, 2010

10-24(20)	Amendment No. 16 to Transfer and Administration Agreement dated as of August 31, 2011

10-25(21)	Amendment No. 17 to Transfer and Administration Agreement dated as of December 13, 2011

10-26(21)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-27(22)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-28(23)	Amendment No. 18 to Transfer and Administration Agreement as of October 31, 2012

10-29(23)	Consent for Third Amended and Restated Participation Agreement

10-30(26)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-31(26)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-32(27)	Waiver Agreement to the Third Amended and Restated Participation Agreement, Third Amended and Restated Lease Agreement and Third Amended and Restated Credit Agreement, dated as of April 30, 2013

10-33(27)	Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of April 29, 2013

10-34(28)	Fourth Amended and Restated Lease Agreement, dated as of June 27, 2013

10-35(28)	Fourth Amended and Restated Credit Agreement, dated as of June 27, 2013

10-36(28)	Fourth Amended and Restated Participation Agreement, dated as of June 27, 2013

10-37(28)	Waiver Agreement to the Fourth Amended and Restated Participation Agreement, Fourth Amended and Restated Lease Agreement and Fourth Amended and Restated Credit Agreement, dated as of July 29, 2013

10-38(28)	First Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 18 thereto, dated as of July 29, 2013

10-39(28)	Amendment Number 19 to Transfer and Administration Agreement dated as of August 12, 2013

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

10-43(30)	Third Amendment to the Limited Waiver to the Transfer and Administration Agreement, as last amended by Amendment No. 19 thereto, dated as of January 27, 2014

10-44(30)	Employment Agreement between Tech Data Corporation and Néstor Cano, dated as of January 17, 2014

10-45(30)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-46(32)	Amendment Number 20 to Transfer and Administration Agreement dated as of August 20, 2014

10-47(33)	Tech Data Deferred Compensation Plan Trust Agreement

10-48(34)	Amendment Number 21 to Transfer and Administration Agreement dated as of August 31, 2015

10-49(35)	Amended and Restated Credit Agreement dated as of November 5, 2015

10-50(35)	Employment Agreement Between Tech Data Corporation and Richard T. Hume, dated as of February 1, 2016

10-51(35)	Tech Data Corporation Change in Control Severance Policy dated as of March 22, 2016

10-52(36)	Consent Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, dated as of March 11, 2016

10-53(36)	First Amendment of 2009 Equity Incentive Plan of Tech Data Corporation, dated as of March 15, 2016

10-54(36)	Amended and Restated Executive Bonus Plan, dated as of March 22, 2016

10-55(37)	Restricted Stock Unit Grant Agreement

10-56(37)	Performance-Based Restricted Stock Unit Grant Agreement

10-57(38)	Addendum to the Employment Agreement Between Tech Data Corporation and Nestor Cano, dated May 24, 2016

10-58(41)	Consent Agreement and Amendment to the Fourth Amended and Restated Participation Agreement, dated as of October 7, 2016

10-59(41)	Amendment Number 22 to the Transfer & Administration Agreement, dated as of October 7, 2016

10-60(40)	Second Amended and Restated Revolving Credit Agreement, dated as of November 2, 2016

10-61(40)	Term Loan Credit Agreement, dated as of November 2, 2016

10-62(41)	Amendment Number 23 to the Transfer & Administration Agreement, dated as of November 22, 2016

10-63(1)	Severance Agreement Between Tech Data Corporation and Nestor Cano, dated January 3, 2017

10-64(1)	Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of February 15, 2017

10-65(1)	Amendment to the Term Loan Credit Agreement, dated as of February 15, 2017

10-66(1)	Consent to the First Amendment to the Fourth Amended and Restated Participation Agreement, dated as of February 15, 2017

10-67(44)	Restricted Stock Unit Grant Agreement

10-68(44)	Performance-Based Restricted Stock Unit Grant Agreement

21-1(1)	Subsidiaries of Registrant

23-1(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(45)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2017 and 2016; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2017, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2017, 2016 and 2015; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2017, 2016 and 2015; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 31, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2000, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2005, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended January 31, 2007, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2008, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2008, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2008, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2009, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2010, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s SC-TO I dated September 27, 2011, File No. 005-37498.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2012, File No. 0-14625.

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated September 21, 2012, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 7, 2005, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2013, File No. 0-14625.

(28)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2013, File No. 0-14625.

(29)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2013, File 0-14625.

(30)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(31)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the year ended April 30, 2014, File No. 0-14625.

(32)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2014, File No. 0-14625.

(33)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2015, File No. 0-14625.

(34)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2015, File No. 0-14625.

(35)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2016, File No. 0-14625.

(36)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2016, File No. 0-14625.

(37)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 18, 2016, File No. 0-14625.

(38)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2016, File No. 0-14625.

(39)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated September 19, 2016, File. No. 0-14625.

(40)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 4, 2016, File. No. 0-14625.

(41)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2016, File No. 0-14625.

(42)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 31, 2017, File. No. 0-14625.

(43)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated February 27, 2017, File. No. 0-14625.

(44)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated March 7, 2017, File. No. 0-14625.

(45)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
Year ended January 31:
2017	$45,875	$5,026	$(16,596)	$4,462	$38,767
2016	$50,143	$6,061	$(13,797)	$3,468	$45,875
2015	$58,754	$10,415	$(25,083)	$6,057	$50,143

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2017.

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Director	March 30, 2017
Robert M. Dutkowsky	(principal executive officer)

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief	March 30, 2017
Charles V. Dannewitz	Financial Officer (principal financial officer)

/s/ JEFFREY L. TAYLOR	Senior Vice President, Corporate Controller	March 30, 2017
Jeffrey L. Taylor	(principal accounting officer)

/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	March 30, 2017
Steven A. Raymund

/s/ CHARLES E. ADAIR	Director	March 30, 2017
Charles E. Adair

/s/ HARRY J. HARCZAK, JR.	Director	March 30, 2017
Harry J. Harczak, Jr.

/s/ BRIDGETTE P. HELLER	Director	March 30, 2017
Bridgette P. Heller

/s/ KATHLEEN MISUNAS	Director	March 30, 2017
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 30, 2017
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 30, 2017
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 30, 2017
Savio W. Tung