Form 10-Q
period 2017-04-30
TECH DATA CORP
filed 2017-06-08
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company Filer	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2017
Common stock, par value $.0015 per share	38,128,592

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30, 2017	January 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$861,541	$2,125,591
Accounts receivable, net	4,538,603	3,047,927
Inventories	2,601,951	2,118,902
Prepaid expenses and other assets	253,453	119,906
Total current assets	8,255,548	7,412,326
Property and equipment, net	133,761	74,239
Goodwill	698,442	199,021
Intangible assets, net	1,263,467	130,676
Other assets, net	205,390	115,604
Total assets	$10,556,608	$7,931,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,924,292	$3,844,532
Accrued expenses and other liabilities	690,826	493,199
Revolving credit loans and current maturities of long-term debt, net	486,156	373,123
Total current liabilities	6,101,274	4,710,854
Long-term debt, less current maturities	1,799,646	989,924
Other long-term liabilities	174,444	61,200
Total liabilities	8,075,364	5,761,978
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2017 and January 31, 2017	89	89
Additional paid-in capital	803,721	686,042
Treasury stock, at cost (21,117,840 and 24,018,983 shares at April 30, 2017 and January 31, 2017)	(941,634)	(1,070,994)
Retained earnings	2,659,947	2,629,293
Accumulated other comprehensive loss	(40,879)	(74,542)
Total shareholders' equity	2,481,244	2,169,888
Total liabilities and shareholders' equity	$10,556,608	$7,931,866
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2017	2016
Net sales	$7,664,063	$5,963,362
Cost of products sold	7,206,975	5,664,751
Gross profit	457,088	298,611
Operating expenses:
Selling, general and administrative expenses	352,632	246,496
Acquisition and integration expenses	42,066	—
LCD settlements and other, net	(12,688)	(443)
	382,010	246,053
Operating income	75,078	52,558
Interest expense	31,008	5,601
Other income, net	(415)	(1,034)
Income before income taxes	44,485	47,991
Provision for income taxes	13,831	14,618
Net income	$30,654	$33,373
Earnings per share:
Basic	$0.82	$0.95
Diluted	$0.82	$0.94
Weighted average common shares outstanding:
Basic	37,251	35,127
Diluted	37,468	35,370
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2017	2016
Net income	$30,654	$33,373
Other comprehensive income:
Foreign currency translation adjustment	33,663	95,992
Total comprehensive income	$64,317	$129,365

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$9,501,659	$7,093,723
Cash paid to vendors and employees	(9,238,349)	(6,793,778)
Interest paid, net	(19,456)	(8,369)
Income taxes paid	(19,496)	(15,821)
Net cash provided by operating activities	224,358	275,755
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,249,959)	—
Expenditures for property and equipment	(4,373)	(7,166)
Software and software development costs	(26,073)	(4,397)
Net cash used in investing activities	(2,280,405)	(11,563)
Cash flows from financing activities:
Borrowings on long-term debt	1,008,148	—
Principal payments on long-term debt	(200,000)	—
Cash paid for debt issuance costs	(5,121)	—
Net repayments on revolving credit loans	(7,589)	(1,187)
Payments for employee tax withholdings on equity awards	(5,500)	(4,093)
Proceeds from the reissuance of treasury stock	389	146
Net cash provided by (used in) financing activities	790,327	(5,134)
Effect of exchange rate changes on cash and cash equivalents	1,670	35,507
Net (decrease) increase in cash and cash equivalents	(1,264,050)	294,565
Cash and cash equivalents at beginning of year	2,125,591	531,169
Cash and cash equivalents at end of period	$861,541	$825,734
Reconciliation of net income to net cash provided by operating activities:
Net income	$30,654	$33,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,683	14,047
Provision for losses on accounts receivable	3,910	(1,305)
Stock-based compensation expense	4,918	3,657
Accretion of debt discount and debt issuance costs	587	208
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	374,857	519,337
Inventories	(232,153)	93,260
Prepaid expenses and other assets	(58,892)	50,479
Accounts payable	71,321	(381,928)
Accrued expenses and other liabilities	(2,527)	(55,373)
Total adjustments	193,704	242,382
Net cash provided by operating activities	$224,358	$275,755
Supplemental schedule of non-cash investing activities:
Issuance of stock to acquire business	$247,232	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. The Company serves as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value-added services. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. On February 27, 2017, the Company purchased all of the outstanding shares of Avnet Inc.'s ("Avnet") Technology Solutions ("TS") business (see Note 3 - Acquisitions for further discussion). Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS.
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries, including the results of TS from the date of acquisition of February 27, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2017, and its consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2017 and 2016.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. Given that the majority of the Company’s revenues are derived from Europe, the worldwide results closely follow the seasonality trends in Europe. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three months ended April 30, 2017 and 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2018.
Acquisition and integration expenses

Acquisition and integration expenses are primarily comprised of transaction related costs, professional services, restructuring costs and other costs related to the acquisition of TS (see Note 3 – Acquisitions for further discussion).
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the three months ended April 30, 2017 and 2016 and has recorded these amounts, net of attorney fees and expenses, in "LCD settlements and other, net" in the Consolidated Statement of Income.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2017 and January 31, 2017, the Company had a total of $516.0 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2017 and 2016, discount fees recorded under these facilities were $1.7 million and $1.2 million, respectively. These discount fees are included as a component of "other income, net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. Under the new standard, the cost of inventory will be compared to the net realizable value (NRV). Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard should be applied prospectively and was effective for the Company beginning with the current quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued a new standard that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the annual goodwill impairment test. With the elimination of Step 2, entities will measure goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. The accounting standard should be applied prospectively. The Company early adopted the guidance during the current quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted in the quarter ended April 30, 2017. The standard may be adopted using either a full retrospective or a modified retrospective approach. The Company has established a project implementation team and developed a multi-phase plan to assess the Company’s business, as well as any changes to processes or systems to adopt the requirements of the new standard. The Company is in the process of developing its conclusions on several aspects of the standard, including principal versus agent considerations, which would impact reporting certain revenues on a gross or net basis, as well as assessing the impact of the new standard on the accounting for revenue earned by TS, which was acquired in February 2017.
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. The new accounting standard must be adopted using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.
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

NOTE 2 — EARNINGS PER SHARE ("EPS")

The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (further discussed in Note 6 – Stock-Based Compensation) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2017	2016
(in thousands, except per share data)
Net income	$30,654	$33,373

Weighted average common shares - basic	37,251	35,127
Effect of dilutive securities:
Equity based awards	217	243
Weighted average common shares - diluted	37,468	35,370

Earnings per share:
Basic	$0.82	$0.95
Diluted	$0.82	$0.94

For the three months ended April 30, 2017 and 2016, there were zero and 200,383 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 - ACQUISITIONS

Acquisition of TS

On September 19, 2016, Tech Data entered into an interest purchase agreement, as subsequently amended, with Avnet to acquire all the shares of TS. Pursuant to the interest purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition on February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate estimated purchase price of approximately $2.7 billion, including approximately $2.5 billion paid to Avnet in cash including estimated closing adjustments, and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017. The final cash consideration is subject to certain working capital and other adjustments and therefore the final purchase price may vary significantly from these estimates. TS delivers technology services, software, hardware and solutions across the data center. The TS acquisition diversifies the Company's end-to-end solutions, deepens its value added capabilities and balances its solutions portfolio. The addition of TS also extends the Company's geographic reach into the Asia-Pacific region while broadening its capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market.

The Company has accounted for the TS acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customer relationships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, inventory, property and equipment, capitalized software, accrued expenses and other liabilities and (iii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from the Company's preliminary estimates.

The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

(in millions)
Current assets	$2,363
Property and equipment, net	61
Goodwill	493
Intangible assets	1,035
Other assets, net	180
Total assets	4,132

Other current liabilities	1,178
Revolving credit loans and long-term debt	119
Other long-term liabilities	118
Total liabilities	1,415

Estimated purchase price	$2,717

The allocation of the preliminary value of identifiable intangible assets is comprised of approximately $991 million of customer relationships with a weighted-average amortization period of 14 years and $44 million of trade names with an amortization period of 5 years. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected revenue and cost synergies of the combined company and assembled workforce. Approximately $1.1 billion of the goodwill and identifiable intangible assets are expected to be deductible for tax purposes.

Included within the Company’s Consolidated Statement of Income are estimated net sales of approximately $1.6 billion from TS from the acquisition date of February 27, 2017 through the Company’s quarter ended April 30, 2017. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the TS net sales for the two months ended April 30, 2017 and are not necessarily indicative of how the TS operations would have performed on a stand-alone basis.

The following table presents unaudited supplemental pro forma information as if the TS acquisition had occurred at the beginning of fiscal 2017. The pro forma results presented are based on combining the stand-alone operating results of the Company and TS for the periods prior to the acquisition date after giving effect to certain adjustments related to the transaction. The pro forma results exclude any benefits that may result from potential cost synergies of the combined company and certain non-recurring costs. As a result, the pro forma information below is presented for informational purposes only and does not purport to present what actual results would have been had the acquisition actually been consummated on the date indicated and it is not necessarily indicative of the results of operations that may result in the future.

Three months ended April 30:	2017	2016
(in millions)
Pro forma net sales	$8,397	$8,177
Pro forma net income	$35	$31
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets based on the preliminary valuation and estimated purchase price

•	Interest costs associated with the transaction

•	Certain non-recurring transaction costs

•	Tax effects of adjustments based on an estimated statutory tax rate

Acquisition and integration expenses

Acquisition and integration expenses are comprised of transaction related costs, professional services, restructuring costs and other costs related to the acquisition of TS. Transaction related costs primarily include investment banking fees incurred in connection with the completion of the transaction. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting and tax consulting services. Restructuring costs are comprised of severance and facility exit costs.

Acquisition and integration expenses for the three months ended April 30, 2017 are comprised of the following:

Three months ended:	April 30, 2017
(in thousands)
Transaction related costs	$15,179
Professional services	11,907
Restructuring costs	10,345
Other	4,635
Total	$42,066

During the three months ended April 30, 2017, the Company recorded restructuring costs, primarily in the Americas segment, including severance costs related to headcount reductions and facility exit costs. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Information related to restructuring program activity during the three months ended April 30, 2017 is outlined below:

	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$10,059	$286	$10,345
Cash payments	(4,127)	(286)	(4,413)
Foreign currency translation	26	—	26
Balance at April 30, 2017	$5,958	$—	$5,958

NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill, by geographic segment, for the three months ended April 30, 2017, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of January 31, 2017	$19,559	$179,462	$—	$199,021
Goodwill acquired during the year (1)	362,751	122,503	7,352	492,606
Foreign currency translation adjustment	(67)	6,219	663	6,815
Balance as of April 30, 2017	$382,243	$308,184	$8,015	$698,442

(1) Amounts based on preliminary purchase price allocation related to the acquisition of TS.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	April 30, 2017	January 31, 2017
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	350,000	350,000
Less—unamortized debt discount and debt issuance costs	(10,161)	(10,633)
Senior Notes, net	1,339,839	1,339,367
Term Loans	800,000	—
Other committed and uncommitted revolving credit facilities, average interest rate of 6.40% and 8.35% at April 30, 2017 and January 31, 2017, respectively	125,349	23,680
Other long-term debt	20,614	—
	2,285,802	1,363,047
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(486,156)	(373,123)
Total long-term debt	$1,799,646	$989,924
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.8 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.6 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes is downgraded. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or the total increase in the interest rate on the notes exceed 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
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
Other Credit Facilities
The Company has a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2017 and January 31, 2017.

The Company entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The borrowings are comprised of a $250.0 million tranche of three-year senior unsecured term loans (the “2020 Term Loans”) and a $750.0 million tranche of five-year senior unsecured term loans (the “2022 Term Loans”). The outstanding principal amount of the 2020 Term Loans is payable on February 27, 2020. The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022.

The Company may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. During the first quarter of fiscal 2018, the Company made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At April 30, 2017, there was $100 million outstanding on the 2020 Term Loans and $700 million outstanding on the 2022 Term Loans.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $712.1 million and $748.6 million at April 30, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program has a maturity date of November 16, 2017, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2017 and January 31, 2017.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $348.4 million at April 30, 2017 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $125.3 million outstanding on these facilities at April 30, 2017, at a weighted average interest rate of 6.40%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.
At April 30, 2017, the Company had also issued standby letters of credit of $29.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2017, the Company was in compliance with all such financial covenants.
Future payments of debt at  April 30, 2017 and for succeeding fiscal years are as follows (in thousands):

Fiscal Year:
2018 (remaining 9 months)	$486,504
2019	21,105
2020	40,228
2021	176,251
2022	75,000
Thereafter	1,496,875
Total principal payments	$2,295,963

NOTE 6 — STOCK-BASED COMPENSATION

For the three months ended April 30, 2017 and 2016, the Company recorded $4.9 million and $3.7 million, respectively, of stock-based compensation expense.
At April 30, 2017, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 1.7 million shares remain available for future grant at April 30, 2017. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the three months ended April 30, 2017 is as follows:

Shares
Nonvested at January 31, 2017	487,596
Granted	390,365
Vested	(170,855)
Canceled	(6,014)
Nonvested at April 30, 2017	701,092

Performance based restricted stock units

The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement, for the three months ended April 30, 2017 is as follows:

Shares
Nonvested at January 31, 2017	17,486
Granted	159,102
Nonvested at April 30, 2017	176,588

NOTE 7 — SHAREHOLDERS' EQUITY

The Company’s common share issuance activity for the three months ended April 30, 2017 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2017	24,018,983	$44.59
Shares of treasury stock reissued for equity incentive plans	(115,741)
Shares of treasury stock reissued for acquisition of TS	(2,785,402)
Treasury stock balance at April 30, 2017	21,117,840	$44.59

As part of the acquisition of TS, the Company reissued 2,785,402 shares of Tech Data's common stock out of treasury stock (see further discussion in Note 3 - Acquisitions). There were no common shares repurchased by the Company during the three months ended April 30, 2017. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2017			January 31, 2017
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
ASSETS
Cash equivalents	$—			$1,000,010
Foreign currency forward contracts		$7,948			$2,264

LIABILITIES
Foreign currency forward contracts		$9,922			$9,711
The Company’s cash equivalents at January 31, 2017 consisted primarily of highly liquid investments in money market funds with maturity periods of three months or less.
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other income, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability is $41.7 million and $41.7 million, respectively, at April 30, 2017 and $35.2 million and $35.3 million, respectively, at January 31, 2017.
The carrying value of the 3.70% Senior Notes, 4.95% Senior Notes and 3.75% Senior Notes (collectively the "Senior Notes") discussed in Note 5 - Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the Senior Notes was $1.376 billion and $1.354 billion, respectively, at April 30, 2017 and January 31, 2017. The estimated fair value of the $800 million outstanding under the Term Loan Credit Agreement at April 30, 2017 approximates its carrying value.
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
The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: Australian dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Indian rupee, Indonesian rupiah, Mexican peso, Norwegian krone, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and U.S. dollar.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other income, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other income, net”, was a net foreign currency exchange gain of $0.9 million and a loss of $7.4 million, respectively, for the three months ended April 30, 2017 and 2016. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended April 30, 2017 and 2016 were approximately $0.8 billion and $0.5 billion, respectively, with average maturities of 36 days and 30 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value Measurements.

NOTE 10 — COMMITMENTS & CONTINGENCIES

Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments at April 30, 2017, under all such leases, including minimum commitments under an agreement for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2018 (remaining 9 months)	$53,900
2019	57,500
2020	50,000
2021	44,100
2022	27,400
Thereafter	48,000
Total payments	$280,900

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
Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, (i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, (ii) exercise the option to renew the lease for a minimum of two of the properties or (iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $3.5 million per year.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2017 and January 31, 2017, the outstanding amount of guarantees under these arrangements totaled $3.9 million and $3.7 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. The Company estimates the probable liability for these assessments, including various penalties and interest, was approximately $7.3 million at April 30, 2017, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $23.1 million at April 30, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 11 — SEGMENT INFORMATION

The Company operates predominantly in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments. Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS. Therefore, the recasting of our segment disclosure for all periods presented did not have an impact on the prior presentation. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.

The net sales, operating income and depreciation and amortization amounts presented below include the operations of TS for the period from February 27, 2017 to April 30, 2017. Financial information by geographic segment is as follows (in thousands):

	Three months ended April 30,
	2017	2016
Net sales:
Americas (1)	$3,468,837	$2,388,004
Europe	4,006,920	3,575,358
Asia-Pacific	188,306	—
Total	$7,664,063	$5,963,362

Operating income:
Americas (2)	$50,900	$31,275
Europe (3)	24,799	24,940
Asia-Pacific	4,297	—
Stock-based compensation expense	(4,918)	(3,657)
Total	$75,078	$52,558

Depreciation and amortization:
Americas	$16,692	$4,890
Europe	13,533	9,157
Asia-Pacific	1,458	—
Total	$31,683	$14,047

Capital expenditures:
Americas	$20,872	$6,097
Europe	9,394	5,466
Asia-Pacific	180	—
Total	$30,446	$11,563

As of:	April 30, 2017	January 31, 2017
Identifiable assets:
Americas	$4,812,431	$3,238,162
Europe	5,263,064	4,693,704
Asia-Pacific	481,113	—
Total	$10,556,608	$7,931,866

Long-lived assets:
Americas (1)	$71,539	$35,581
Europe	56,803	38,658
Asia-Pacific	5,419	—
Total	$133,761	$74,239

Goodwill & acquisition-related intangible assets, net:
Americas	$1,138,400	$33,296
Europe	608,635	246,002
Asia-Pacific	55,115	—
Total	$1,802,150	$279,298

(1)
Net sales in the United States represented 86% and 88%, respectively, of the total Americas' net sales for the three months ended April 30, 2017 and 2016. Total long-lived assets in the United States represented 92% and 94%, respectively, of the Americas' total long-lived assets at April 30, 2017 and January 31, 2017.

(2)
Operating income in the Americas for the three months ended April 30, 2017 includes a gain related to LCD settlements and other, net, of $12.7 million and acquisition and integration related expenses of $30.2 million (see further discussion in Note 3 - Acquisitions). Operating income in the Americas for the three months ended April 30, 2016 includes $0.4 million of a gain related to LCD settlements and other, net (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(3)	Operating income in Europe for the three months ended April 30, 2017 includes acquisition and integration related expenses of $11.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2017 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
On September 19, 2016, we entered into an interest purchase agreement with Avnet Inc. (“Avnet”) to acquire Avnet’s Technology Solutions business ("TS"). The acquisition of TS was completed on February 27, 2017. We acquired TS for an aggregate estimated purchase price of approximately $2.7 billion, including approximately $2.5 billion paid to Avnet in cash including estimated closing adjustments, and 2,785,402 shares of the Company's common stock. The final cash consideration is subject to certain working capital and other adjustments and therefore the final purchase price may vary significantly from these estimates.
TS delivers technology services, software, hardware and solutions across the data center. We believe that through the TS acquisition we will diversify our end-to-end solutions, deepen our value added capabilities and balance our solutions portfolio. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. We now manage our business in three geographic segments: the Americas, Europe and Asia-Pacific. The combined business extends our operations into forty countries spread across five continents with approximately 14,000 employees.
In connection with the acquisition of TS, on January 31, 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027. Additionally, at the consummation of the acquisition on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement (as defined herein), comprised of $250.0 million aggregate principal amount of three-year term loans and $750.0 million aggregate principal amount of five-year term loans.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended April 30,
	2017	2016
Net sales	100.00%	100.00%
Cost of products sold	94.04	94.99
Gross profit	5.96	5.01
Operating expenses:
Selling, general and administrative expenses	4.60	4.13
Acquisition and integration expenses	0.55	0.00
LCD settlements and other, net	(0.17)	0.00
	4.98	4.13
Operating income	0.98	0.88
Interest expense	0.40	0.09
Other income, net	0.00	(0.01)
Income before income taxes	0.58	0.80
Provision for income taxes	0.18	0.24
Net income	0.40%	0.56%

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition and integration expenses, LCD settlements and other, net and acquisition-related intangible asset amortization;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition and integration expenses, LCD settlements and other, net, acquisition-related intangible asset amortization, acquisition-related financing expenses, and the income tax effects of these adjustments;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition and integration expenses, LCD settlements and other, net, acquisition-related intangible asset amortization, acquisition-related financing expenses, and the income tax effects of these adjustments.

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

NET SALES COMMENTARY
The following tables summarize our net sales and change in net sales by geographic region for the three months ended April 30, 2017 and 2016:

	Three months ended April 30		Change
	2017	2016	$	%
(in millions)
Consolidated net sales, as reported	$7,664	$5,963	$1,701	28.5%
Impact of changes in foreign currencies	266	—
Consolidated net sales, as adjusted	$7,930	$5,963	$1,967	33.0%

Americas net sales, as reported	$3,469	$2,388	$1,081	45.3%
Impact of changes in foreign currencies	1	—
Americas net sales, as adjusted	$3,470	$2,388	$1,082	45.3%

Europe net sales, as reported	$4,007	$3,575	$432	12.1%
Impact of changes in foreign currencies	263	—
Europe net sales, as adjusted	$4,270	$3,575	$695	19.4%

Asia-Pacific net sales, as reported	$188	$—	$188	N/A
Impact of changes in foreign currencies	2	—
Asia-Pacific net sales, as adjusted	$190	$—	$190	N/A

NET SALES COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of approximately $1.1 billion is primarily due to our further expansion into the Americas market through the acquisition of TS. TS net sales were concentrated in the data center and software product categories. The Americas also had growth in broadline products, which was partially offset by lower sales of consumer electronic products.

EUROPE

•
The increase in Europe net sales, as adjusted, of $695 million is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories, as well as growth in mobility products.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $190 million is due to the acquisition of TS, with net sales primarily in the data center and software product categories.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three months ended April 30, 2017 and 2016 (as a percent of consolidated net sales):

Three months ended April 30:	2017	2016
Apple, Inc.	15%	17%
HP Inc.	11%	14%
Cisco Systems, Inc.	10%	10%

There were no customers that exceeded 10% of our consolidated net sales for the three months ended April 30, 2017 and 2016.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended April 30, 2017 and 2016:

	Three months ended April 30		Change
	2017	2016	$	%
(in millions)
Gross profit, as reported	$457.1	$298.6	$158.5	53.1%
Impact of changes in foreign currencies	14.5	—
Gross profit, as adjusted	$471.6	$298.6	$173.0	57.9%

The increase in gross profit, as adjusted, of $173.0 million is primarily due to increased sales volume and changes in product mix, both of which were significantly impacted by the acquisition of TS. TS expanded our capabilities in providing end to end solutions and enabled us to shift our sales mix toward higher margin products such as those in the data center product category.

OPERATING EXPENSES

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

The following tables provide a comparison of our selling, general and administrative expenses:

	Three months ended April 30		Change
	2017	2016	$	%
(in millions)
SG&A, as reported	$352.6	$246.5	$106.1	43.0%
Impact of changes in foreign currencies	11.8	—
SG&A, as adjusted	$364.4	$246.5	$117.9	47.8%

SG&A as a percentage of net sales, as reported	4.60%	4.13%		47 bps

The year over year increase in SG&A, as adjusted, of $117.9 million is primarily due to increased costs as a result of the acquisition of TS. The year over year increase in SG&A as a percentage of net sales is also primarily due to the acquisition of TS including higher costs incurred to support the increase in the more complex, higher margin data center business.

ACQUISITION AND INTEGRATION EXPENSES

Acquisition and integration expenses are comprised of transaction related costs, professional services, restructuring costs and other costs related to the acquisition of TS. Transaction related costs primarily include investment banking fees incurred in connection with the completion of the transaction. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting and tax consulting services. Restructuring costs are comprised of severance and facility exit costs.

Acquisition and integration expenses for the three months ended April 30, 2017 are comprised of the following:

Three months ended:	April 30, 2017
(in millions)
Transaction related costs	$15.2
Professional services	11.9
Restructuring costs	10.3
Other	4.7
Total	$42.1

LCD SETTLEMENTS AND OTHER, NET
We have been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. We reached settlement agreements with certain manufacturers during the three months ended April 30, 2017 and 2016, and have recorded these amounts net of attorney fees and expenses.

OPERATING INCOME

The following tables provide an analysis of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended April 30, 2017 and 2016:
FIRST QUARTER COMMENTARY

•
The increase in GAAP operating income of $22.5 million is due to the increase in net sales and favorable changes in product mix primarily due to the acquisition of TS, as well as an increase of $12.3 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by acquisition and integration expenses of $42.1 million, an increase in acquisition-related intangible assets amortization expense of $13.3 million and an increase in SG&A due to the acquisition of TS.

•
The increase in non-GAAP operating income of $65.6 million is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended April 30:	2017	2016
(in millions)
Operating income	$75.1	$52.6
Acquisition and integration expenses	42.1	—
LCD settlements and other, net	(12.7)	(0.4)
Acquisition-related intangible assets amortization expense	18.7	5.4
Non-GAAP operating income	$123.2	$57.6

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table summarizes our operating income by geographic region.

Three months ended April 30:	2017	2016
(in millions)
Americas	$50.9	$31.3
Europe	24.8	24.9
Asia-Pacific	4.3	—
Stock-based compensation expense	(4.9)	(3.6)
Total	$75.1	$52.6

AMERICAS
AMERICAS FIRST QUARTER COMMENTARY

•
The increase in GAAP operating income of $19.6 million is due to an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS, as well as $12.7 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by $30.2 million of acquisition and integration expenses, an increase in acquisition-related intangible assets amortization expense of $9.6 million and an increase in SG&A due to the acquisition of TS.

•
The increase in non-GAAP operating income of $47.1 million is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended April 30:	2017	2016
(in millions)
Operating income - Americas	$50.9	$31.3
Acquisition and integration expenses	30.2	—
LCD settlements and other, net	(12.7)	(0.4)
Acquisition-related intangible assets amortization expense	10.1	0.5
Non-GAAP operating income - Americas	$78.5	$31.4

EUROPE

EUROPE FIRST QUARTER COMMENTARY

•
GAAP operating income was relatively flat primarily due to an increase in net sales and favorable changes in product mix partially offset by SG&A expenses, primarily due to the TS acquisition, as well as acquisition and integration expenses of $11.6 million and an increase in acquisition-related intangible assets amortization expense of $2.8 million.

•
The increase in non-GAAP operating income of $14.3 million is due to an increase in net sales and favorable changes in product mix partially offset by an increase in SG&A expenses, primarily due to the acquisition of TS.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
Three months ended April 30:	2017	2016
(in millions)
Operating income - Europe	$24.8	$24.9
Acquisition and integration expenses	11.6	—
Acquisition-related intangible assets amortization expense	7.7	4.9
Non-GAAP operating income - Europe	$44.1	$29.8

ASIA-PACIFIC GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME
	Three months ended April 30, 2017
	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$4.3	2.28%
Acquisition-related intangible assets amortization expense	0.9
Non-GAAP operating income - Asia-Pacific	$5.2	2.76%

Asia-Pacific results are attributable entirely to the addition of TS as Tech Data had no operations in the region prior to the acquisition.

INTEREST EXPENSE

Interest expense increased by $25.4 million to $31.0 million in the first quarter of fiscal 2018 compared to $5.6 million in the first quarter of fiscal 2017. The increase is primarily due to the addition of $10.8 million of interest on the 2017 Senior Notes, as well as $4.5 million of interest related to the Term Loan Credit Agreement and $4.6 million of amortization costs related to a commitment for a bridge loan facility obtained in September 2016 to finance a portion of the acquisition of TS, if necessary. The commitment for the bridge loan facility was terminated on February 27, 2017 in conjunction with the acquisition of TS and associated capital raised as discussed above.

OTHER INCOME, NET

Other income, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other income, net, decreased to $0.4 million in the first quarter of fiscal 2018 compared to $1.0 million in the first quarter of the prior year, primarily due to higher discounts on the sale of accounts receivable.

PROVISION FOR INCOME TAXES

Three months ended April 30:	2017	2016
Effective tax rate	31.1%	30.5%

The increase in the effective tax rate of approximately 1 percentage point is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate partially offset by the impact of certain favorable discrete tax items. The decrease in the absolute dollar value of the provision for income taxes in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 is primarily due to a decrease in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED
The following tables provide an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended April 30, 2017 and 2016 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF NET INCOME
Three months ended April 30:	2017	2016
(in millions)
Net income	$30.7	$33.4
Acquisition and integration expenses	42.1	—
LCD settlements and other, net	(12.7)	(0.4)
Acquisition-related intangible assets amortization expense	18.7	5.4
Acquisition-related financing expenses	8.8	—
Income tax effect of the above adjustments	(17.5)	(1.4)
Non-GAAP net income	$70.1	$37.0

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF EARNINGS PER SHARE-DILUTED
Three months ended April 30:	2017	2016
Earnings per share-diluted	$0.82	$0.94
Acquisition and integration expenses	1.12	—
LCD settlements and other, net	(0.34)	(0.01)
Acquisition-related intangible assets amortization expense	0.50	0.15
Acquisition-related financing expenses	0.24	—
Income tax effect of the above adjustments	(0.47)	(0.03)
Non-GAAP earnings per share-diluted	$1.87	$1.05

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of April 30, 2017 and 2016, and January 31, 2017 and 2016.

NET CASH DAYS

As of:	April 30, 2017	January 31, 2017	As of:	April 30, 2016	January 31, 2016
DSO	49	37	DSO	39	37
DOS	30	27	DOS	34	27
DPO	(57)	(49)	DPO	(51)	(44)
Net cash days	22	15	Net cash days	22	20

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Three months ended April 30:	2017	2016
(in millions)
Net cash provided by (used in):
Operating activities	$224.4	$275.8
Investing activities	(2,280.4)	(11.6)
Financing activities	790.3	(5.1)
Effect of exchange rate changes on cash and cash equivalents	1.6	35.5
Net (decrease) increase in cash and cash equivalents	$(1,264.1)	$294.6

The decrease of $51.4 million in cash resulting from operating activities in the first quarter of fiscal 2018 compared to the same period of the prior year is primarily due to $44 million of cash received in the first quarter of fiscal 2017 related to LCD settlements entered into in fiscal 2016, as well as changes in working capital.

The increase in net cash used in investing activities of approximately $2.3 billion is primarily due to almost $2.3 billion of cash paid for the acquisition of TS, net of cash acquired. The increase in net cash provided by financing activities of $795.4 million is primarily due to net borrowings under the Term Loan Credit Agreement of $800.0 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 48% at April 30, 2017. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our cash requirements for at least the next 12 months, including our working capital needs and the repayment of $350 million of 3.75% Senior Notes, which mature on September 21, 2017.

At April 30, 2017, we had approximately $861.5 million in cash and cash equivalents, of which approximately $788.5 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries may not be repatriated to the United States without potential negative income tax consequences.

The following is a discussion of our various financing facilities:

Senior notes

In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.8 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.6 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes is downgraded. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or the total increase in the interest rate on the notes exceed 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are our senior unsecured obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

We, at our option, may redeem the 3.70% Senior Notes at any time prior to January 15, 2022 and the 4.95% Senior Notes at any time prior to November 15, 2026, in each case in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2017 Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2017 Senior Notes to be redeemed, discounted to the date of redemption on a semi-annual basis at a rate equal to the sum of the applicable Treasury Rate plus 30 basis points for the 3.70% Senior Notes and 40 basis points for the 4.95% Senior Notes, plus the accrued and unpaid interest on the principal amount being redeemed up to the date of redemption. We may also redeem the 2017 Senior Notes, at any time in whole or from time to time in part, on or after January 15, 2022 for the 3.70% Senior Notes and November 15, 2026 for the 4.95% Senior Notes, in each case, at a redemption price equal to 100% of the principal amount of the 2017 Senior Notes to be redeemed.

In September 2012, we issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "3.75% Senior Notes") resulting in cash proceeds of approximately $345.8 million, net of debt discount and debt issuance costs of approximately $1.3 million and $2.9 million, respectively. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 3.75% Senior Notes as additional interest expense using the effective interest method. We pay interest on the 3.75% Senior Notes semi-annually in arrears on March 21 and September 21 of each year, ending on the maturity date of September 21, 2017. We may, at our option, redeem the 3.75% Senior Notes at any time in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.75% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 3.75% Senior Notes being redeemed, discounted at a rate equal to the sum of the applicable Treasury Rate plus 50 basis points, plus accrued and unpaid interest up to the date of redemption. The 3.75% Senior Notes are our senior unsecured obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

Other credit facilities

We have a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2017 and January 31, 2017.

We entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750 million and maturing five years after the funding date. We pay interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. In connection with the acquisition of TS on February 27, 2017, we borrowed $1.0 billion under our Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The borrowings are comprised of a $250.0 million tranche of three-year senior unsecured term loans (the “2020 Term Loans”) and a $750.0 million tranche of five-year senior unsecured term loans (the “2022 Term Loans”). The outstanding principal amount of the 2020 Term Loans is payable on February 27, 2020. The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022.

We may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. During the first quarter of fiscal 2018, we made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At April 30, 2017, there was $100 million outstanding on the 2020 Term Loans and $700 million outstanding on the 2022 Term Loans.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $712.1 million and $748.6 million at April 30, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of November 16, 2017, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2017 and January 31, 2017.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $348.4 million at April 30, 2017 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $125.3 million outstanding on these facilities at April 30, 2017, at a weighted average interest rate of 6.40%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.

At April 30, 2017, we had also issued standby letters of credit of $29.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2017, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At April 30, 2017 and January 31, 2017, we had a total of $516.0 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2017 and 2016, discount fees recorded under these facilities were $1.7 million and $1.2 million, respectively. These discount fees are included as a component of "other income, net" in our Consolidated Statement of Income.

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

Twelve months ended April 30:	2017	2016
(in millions)
ROIC (A/B)	13%	14%

Non-GAAP Net Operating Profit After Tax ("NOPAT") (A):
Non-GAAP Operating Income	$404.5	$326.4
Non-GAAP Effective Tax Rate	29.1%	28.1%
Non-GAAP NOPAT (Non-GAAP operating income x (1 - non-GAAP effective tax rate))	$286.7	$234.8

Average Invested Capital (B):
Short-term debt (5-qtr average)	$251.1	$17.5
Long-term debt (5-qtr average)	697.5	349.8
Non-GAAP Shareholders' Equity (5-qtr average)	2,217.6	1,976.2
Total average capital	3,166.2	2,343.5
Less: Cash (5-qtr average)	(1,040.3)	(654.3)
Average invested capital less average cash	$2,125.9	$1,689.2
(A/B) ROIC is calculated as Non-GAAP Net Operating Profit After Tax divided by Average Invested Capital (less average cash)

CONTRACTUAL OBLIGATIONS
As of April 30, 2017, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under an agreement for data center services, are as follows (in millions):

	Operating leases	Debt (1)	Total
Fiscal year:
2018 (remaining 9 months)	$53.9	$532.0	$585.9
2019	57.5	84.9	142.4
2020	50.0	103.3	153.3
2021	44.1	235.7	279.8
2022	27.4	132.3	159.7
Thereafter	48.0	1,643.3	1,691.3
Total payments	280.9	2,731.5	3,012.4
Less amounts representing interest	—	(435.5)	(435.5)
Total principal payments	$280.9	$2,296.0	$2,576.9

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the Term Loan Credit Agreement based on the applicable interest rate as of April 30, 2017. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Qualitative and Quantitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. As of April 30, 2017, there was $800 million outstanding under the Term Loan Credit Agreement. As amounts due under the Term Loan Credit Agreement incur interest at a variable rate, any changes in the LIBOR rate could result in corresponding changes in our interest expense depending on the amount outstanding under the facility.
No further material changes have occurred in our market risks since January 31, 2017.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of fiscal 2018, the Company acquired the Technology Solutions business ("TS") of Avnet, Inc. Refer to Note 3 -Acquisitions in the Notes to the Consolidated Financial Statements for further discussion of the acquisition. The Company is currently in the process of integrating the internal controls and procedures of TS into its internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, the Company will include the internal controls and procedures of TS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2019 fiscal year.

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. The Company estimates the probable liability for these assessments, including various penalties and interest, was approximately $7.3 million at April 30, 2017, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $23.1 million at April 30, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
As previously reported, the SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013, and the Company has cooperated with the SEC’s request for information.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2017, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
The Company held its Annual Meeting of Shareholders on June 7, 2017. The following matters set forth in our Proxy Statement dated April 27, 2017, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The shareholders elected nine directors to serve annual terms.

	For	Against	Abstain	Broker non-votes
Charles E. Adair	34,582,878	542,080	5,474	1,083,026
Karen M. Dahut	35,067,356	57,563	5,513	1,083,026
Robert M. Dutkowsky	34,626,207	493,805	10,420	1,083,026
Harry J. Harczak, Jr.	35,055,612	69,229	5,591	1,083,026
Bridgette P. Heller	35,027,553	97,468	5,411	1,083,026
Kathleen Misunas	34,857,911	267,110	5,411	1,083,026
Thomas I. Morgan	35,038,430	86,213	5,789	1,083,026
Patrick G. Sayer	24,542,683	10,582,159	5,590	1,083,026
Savio W. Tung	35,043,809	81,034	5,589	1,083,026
2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2018.

For	Against	Abstain
35,974,110	232,710	6,638

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2017 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
33,663,488	1,388,400	78,544	1,083,026

4. The voting results on the material terms of the performance goals under the Executive Incentive Bonus Plan.

For	Against	Abstain	Broker non-votes
34,541,322	510,337	78,773	1,083,026

5.  The voting results on an advisory vote to approve the frequency of holding future advisory shareholder votes on named executive officer compensation

1 Year	2 Years	3 Years	Abstain	Broker non-votes
28,159,475	35,044	6,811,400	124,513	1,083,026

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2017 and January 31, 2017; (ii) Consolidated Statement of Income for the three months ended April 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three months ended April 30, 2017 and 2016; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Chairman of the Board of Directors	June 8, 2017
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	June 8, 2017
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President, Corporate Controller (principal accounting officer)	June 8, 2017
Jeffrey L. Taylor