Form 10-Q
period 2017-07-31
TECH DATA CORP
filed 2017-09-07
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2017
Common stock, par value $.0015 per share	38,149,133

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	July 31, 2017	January 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,033,267	$2,125,591
Accounts receivable, net	4,981,866	3,047,927
Inventories	2,703,763	2,118,902
Prepaid expenses and other assets	247,504	119,906
Total current assets	8,966,400	7,412,326
Property and equipment, net	136,577	74,239
Goodwill	853,767	199,021
Intangible assets, net	1,149,530	130,676
Other assets, net	267,651	115,604
Total assets	$11,373,925	$7,931,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,465,428	$3,844,532
Accrued expenses and other liabilities	742,815	493,199
Revolving credit loans and current maturities of long-term debt, net	465,407	373,123
Total current liabilities	6,673,650	4,710,854
Long-term debt, less current maturities	1,802,618	989,924
Other long-term liabilities	165,425	61,200
Total liabilities	8,641,693	5,761,978
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at July 31, 2017 and January 31, 2017	89	89
Additional paid-in capital	811,046	686,042
Treasury stock, at cost (21,100,662 and 24,018,983 shares at July 31, 2017 and January 31, 2017)	(940,868)	(1,070,994)
Retained earnings	2,707,406	2,629,293
Accumulated other comprehensive income (loss)	154,559	(74,542)
Total shareholders' equity	2,732,232	2,169,888
Total liabilities and shareholders' equity	$11,373,925	$7,931,866
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Net sales	$8,882,691	$6,353,739	$16,546,754	$12,317,101
Cost of products sold	8,367,100	6,037,289	15,574,075	11,702,040
Gross profit	515,591	316,450	972,679	615,061
Operating expenses:
Selling, general and administrative expenses	410,598	243,763	763,230	490,259
Acquisition, integration and restructuring expenses	30,117	1,982	72,183	1,982
LCD settlements and other, net	(28,655)	(3,699)	(41,343)	(4,142)
Value added tax assessments	—	1,049	—	1,049
	412,060	243,095	794,070	489,148
Operating income	103,531	73,355	178,609	125,913
Interest expense	28,272	6,288	59,280	11,889
Other expense (income), net	284	(1,230)	(131)	(2,264)
Income before income taxes	74,975	68,297	119,460	116,288
Provision for income taxes	27,516	21,903	41,347	36,521
Net income	$47,459	$46,394	$78,113	$79,767
Earnings per share:
Basic	$1.24	$1.32	$2.07	$2.27
Diluted	$1.24	$1.31	$2.06	$2.26
Weighted average common shares outstanding:
Basic	38,174	35,207	37,720	35,167
Diluted	38,388	35,378	37,935	35,373
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Net income	$47,459	$46,394	$78,113	$79,767
Other comprehensive income (loss):
Foreign currency translation adjustment	195,438	(76,990)	229,101	19,002
Total comprehensive income (loss)	$242,897	$(30,596)	$307,214	$98,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$19,826,856	$13,910,326
Cash paid to vendors and employees	(19,357,817)	(13,669,609)
Interest paid, net	(32,425)	(10,065)
Income taxes paid	(66,066)	(45,749)
Net cash provided by operating activities	370,548	184,903
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,249,344)	(2,685)
Expenditures for property and equipment	(12,613)	(13,598)
Software and software development costs	(29,200)	(8,737)
Net cash used in investing activities	(2,291,157)	(25,020)
Cash flows from financing activities:
Borrowings on long-term debt	1,008,148	—
Principal payments on long-term debt	(210,946)	—
Cash paid for debt issuance costs	(5,121)	—
Net repayments on revolving credit loans	(18,786)	(4,783)
Payments for employee tax withholdings on equity awards	(5,686)	(4,218)
Proceeds from the reissuance of treasury stock	694	317
Net cash provided by (used in) financing activities	768,303	(8,684)
Effect of exchange rate changes on cash and cash equivalents	59,982	14,679
Net (decrease) increase in cash and cash equivalents	(1,092,324)	165,878
Cash and cash equivalents at beginning of year	2,125,591	531,169
Cash and cash equivalents at end of period	$1,033,267	$697,047
Reconciliation of net income to net cash provided by operating activities:
Net income	$78,113	$79,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,573	28,095
Provision for losses on accounts receivable	7,437	2,098
Stock-based compensation expense	12,892	7,470
Accretion of debt discount and debt issuance costs	1,174	417
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	96,342	312,611
Inventories	(232,297)	(6,252)
Prepaid expenses and other assets	(11,364)	61,238
Accounts payable	420,471	(211,411)
Accrued expenses and other liabilities	(72,793)	(89,130)
Total adjustments	292,435	105,136
Net cash provided by operating activities	$370,548	$184,903
Supplemental schedule of non-cash investing activities:
Issuance of stock to acquire business	$247,232	$—

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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2017, its consolidated statements of income and comprehensive income for the three and six months ended July 31, 2017 and 2016, and its consolidated cash flows for the six months ended July 31, 2017 and 2016.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and six months ended July 31, 2017 and 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2018.
Acquisition, integration and restructuring expenses

Acquisition, integration and restructuring expenses are primarily comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS (see Note 3 – Acquisitions for further discussion).
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the three and six months ended July 31, 2017 and 2016 and has recorded these amounts, net of attorney fees and other expenses, in "LCD settlements and other, net" in the Consolidated Statement of Income.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2017 and January 31, 2017, the Company had a total of $634.0 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2017 and 2016, discount fees recorded under these facilities were $2.3 million and $1.5 million, respectively and during the six months ended July 31, 2017 and 2016, discount fees recorded under these facilities were $4.1 million and $2.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. Under the new standard, the cost of inventory will be compared to the net realizable value (NRV). Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard should be applied prospectively and was effective for the Company beginning with the quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued a new standard that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the annual goodwill impairment test. With the elimination of Step 2, entities will measure goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. The accounting standard should be applied prospectively. The Company early adopted the guidance during the quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018. The standard may be adopted using either a full retrospective or a modified retrospective approach. The Company has established a project implementation team and developed a multi-phase plan to assess the Company’s business, as well as any changes to processes or systems to adopt the requirements of the new standard. The Company is in the process of finalizing its conclusions on several aspects of the standard, including principal versus agent considerations, which would impact reporting certain revenues on a gross or net basis, as well as assessing the impact of the new standard on the accounting for revenue earned by TS, which was acquired in February 2017. The Company expects to adopt the standard utilizing the full retrospective approach.
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. The new accounting standard must be adopted using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019, with early adoption permitted. The Company is in the process of assessing the impact of this new standard, however, the Company currently expects that the primary impact will be an increase in its total assets and total liabilities due to the recognition of right-of-use assets and corresponding lease liabilities upon implementation for leases currently accounted for as operating leases.
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

In May 2017, the FASB issued a new accounting standard that clarifies the guidance regarding the changes to the terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The accounting standard is effective for the Company for the quarter ending April 30, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in thousands, except per share data)
Net income	$47,459	$46,394	$78,113	$79,767

Weighted average common shares - basic	38,174	35,207	37,720	35,167
Effect of dilutive securities:
Equity based awards	214	171	215	206
Weighted average common shares - diluted	38,388	35,378	37,935	35,373

Earnings per share:
Basic	$1.24	$1.32	$2.07	$2.27
Diluted	$1.24	$1.31	$2.06	$2.26

For the three months ended July 31, 2017 and 2016, there were 26,454 and 4,028 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2017 and 2016, there were 36,956 and 203,991 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 - ACQUISITIONS

Acquisition of TS

On September 19, 2016, Tech Data entered into an interest purchase agreement, as subsequently amended, with Avnet to acquire all the shares of TS. Pursuant to the interest purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition on February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate estimated purchase price of approximately $2.7 billion, including approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. Therefore, the final purchase price may vary significantly from these estimates. TS delivers technology services, software, hardware and solutions across the data center. The TS acquisition diversifies the Company's end-to-end solutions, deepens its value added capabilities and balances its solutions portfolio. The addition of TS also extends the Company's geographic reach into the Asia-Pacific region while broadening its capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market.

The Company has accounted for the TS acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customer relationships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, accrued expenses and other liabilities and (iii) the final assessment and valuation of certain tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from the Company's preliminary estimates. During the three months ended July 31, 2017, the Company updated its estimated fair values of certain assets acquired and liabilities assumed, including an increase in goodwill of $123 million, a decrease in intangible assets of $94 million, a decrease in current assets of $15 million and a decrease in other assets of $14 million.

The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$176
Accounts receivable	1,837
Inventories	233
Prepaid expenses and other current assets	102
Property and equipment, net	61
Goodwill	616
Intangible assets	941
Other assets, net	166
Total assets	4,132

Other current liabilities	1,190
Revolving credit loans and long-term debt	119
Other long-term liabilities	106
Total liabilities	1,415

Estimated purchase price	$2,717

The allocation of the preliminary value of identifiable intangible assets is comprised of approximately $898 million of customer relationships with a weighted-average amortization period of 14 years and $43 million of trade names with an amortization period of 5 years. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected revenue and cost synergies of the combined company and assembled workforce. Approximately $1.1 billion of the goodwill and identifiable intangible assets are expected to be deductible for tax purposes. The Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to preliminary liabilities recorded for unrecognized tax benefits and other items.

Included within the Company’s Consolidated Statement of Income are estimated net sales for the three and six months ended July 31, 2017, of approximately $2.3 billion and $3.9 billion, respectively, from TS subsequent to the acquisition date of February 27, 2017. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the TS net sales for the three and six months ended July 31, 2017 and are not necessarily indicative of how the TS operations would have performed on a stand-alone basis.

The following table presents unaudited supplemental pro forma information as if the TS acquisition had occurred at the beginning of fiscal 2017. The pro forma results presented are based on combining the stand-alone operating results of the Company and TS for the periods prior to the acquisition date after giving effect to certain adjustments related to the transaction. The pro forma results exclude any benefits that may result from potential cost synergies of the combined company and certain non-recurring costs. As a result, the pro forma information below does not purport to present what actual results would have been had the acquisition actually been consummated on the date indicated and it is not necessarily indicative of the results of operations that may result in the future.

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in millions)
Pro forma net sales	$8,883	$8,737	$17,280	$16,914
Pro forma net income	$49	$56	$84	$87
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets based on the preliminary valuation and estimated purchase price

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs

•	Tax effects of adjustments based on an estimated statutory tax rate

Acquisition, integration and restructuring expenses

Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS.

Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2017 are comprised of the following:

	July 31, 2017	July 31, 2017
(in thousands)
Professional services	$15,101	$27,008
Restructuring costs	6,982	17,327
Transaction related costs	2,050	17,229
Other	5,984	10,619
Total	$30,117	$72,183

During the three and six months ended July 31, 2016, the Company recorded acquisition, integration and restructuring expenses of $2.0 million, primarily due to transaction related costs.

During the three months ended July 31, 2017, the Company recorded restructuring costs of $0.9 million in the Americas and $6.1 million in Europe. During the six months ended July 31, 2017, the Company recorded restructuring costs of $10.4 million in the Americas and $6.9 million in Europe. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Restructuring activity during the six months ended July 31, 2017 is as follows:

	Six months ended July 31, 2017
	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$13,667	$3,660	$17,327
Cash payments	(8,967)	(1,572)	(10,539)
Foreign currency translation	182	25	207
Balance at July 31, 2017	$4,882	$2,113	$6,995

NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill, by geographic segment, for the six months ended July 31, 2017, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of January 31, 2017	$19,559	$179,462	$—	$199,021
Goodwill acquired during the year (1)	450,719	153,818	11,190	615,727
Foreign currency translation adjustment	2,266	35,658	1,095	39,019
Balance as of July 31, 2017	$472,544	$368,938	$12,285	$853,767

(1) Amounts based on preliminary purchase price allocation related to the acquisition of TS.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	July 31, 2017	January 31, 2017
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	350,000	350,000
Less—unamortized debt discount and debt issuance costs	(9,574)	(10,633)
Senior Notes, net	1,340,426	1,339,367
Term Loans	800,000	—
Other committed and uncommitted revolving credit facilities, average interest rate of 6.34% and 8.35% at July 31, 2017 and January 31, 2017, respectively	115,546	23,680
Other long-term debt	12,053	—
	2,268,025	1,363,047
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(465,407)	(373,123)
Total long-term debt	$1,802,618	$989,924
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.8 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.6 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
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
Other Credit Facilities
The Company has a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2017 and January 31, 2017.

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

The Company may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. During the six months ended July 31, 2017, the Company made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At July 31, 2017, there was $100 million outstanding on the 2020 Term Loans at an interest rate of 2.73% and $700 million outstanding on the 2022 Term Loans at an interest rate of 2.86%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $895.6 million and $748.6 million at July 31, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2017 and January 31, 2017. The Receivables Securitization Program was amended on August 8, 2017 (see further discussion in Note 12 – Subsequent Events).
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $412.1 million at July 31, 2017 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $115.5 million outstanding on these facilities at July 31, 2017, at a weighted average interest rate of 6.34%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.
At July 31, 2017, the Company had also issued standby letters of credit of $28.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2017, the Company was in compliance with all such financial covenants.
Future payments of debt at  July 31, 2017 and for succeeding fiscal years are as follows (in thousands):

Fiscal Year:
2018 (remaining 6 months)	$465,546
2019	23,581
2020	40,309
2021	176,288
2022	75,000
Thereafter	1,496,875
Total principal payments	$2,277,599

NOTE 6 — STOCK-BASED COMPENSATION

For the six months ended July 31, 2017 and 2016, the Company recorded $12.9 million and $7.5 million, respectively, of stock-based compensation expense.
At July 31, 2017, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 1.7 million shares remain available for future grant at July 31, 2017. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the six months ended July 31, 2017 is as follows:

Shares
Nonvested at January 31, 2017	487,596
Granted	440,937
Vested	(184,709)
Canceled	(25,340)
Nonvested at July 31, 2017	718,484

Performance based restricted stock units

The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement, for the six months ended July 31, 2017 is as follows:

Shares
Nonvested at January 31, 2017	17,486
Granted	159,102
Canceled	(2,133)
Nonvested at July 31, 2017	174,455

NOTE 7 — SHAREHOLDERS' EQUITY

The Company’s common share issuance activity for the six months ended July 31, 2017 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2017	24,018,983	$44.59
Shares of treasury stock reissued for equity incentive plans	(132,919)
Shares of treasury stock reissued for acquisition of TS	(2,785,402)
Treasury stock balance at July 31, 2017	21,100,662	$44.59

As part of the acquisition of TS, the Company reissued 2,785,402 shares of Tech Data's common stock out of treasury stock (see further discussion in Note 3 - Acquisitions). There were no common shares repurchased by the Company during the six months ended July 31, 2017. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2017			January 31, 2017
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Cash equivalents	$—			$1,000,010
Foreign currency forward contracts		$3,713			$2,264

LIABILITIES
Foreign currency forward contracts		$8,787			$9,711
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $43.1 million and $43.1 million, respectively, at July 31, 2017 and $35.2 million and $35.3 million, respectively, at January 31, 2017.
The carrying value of the 3.70% Senior Notes, 4.95% Senior Notes and 3.75% Senior Notes (collectively the "Senior Notes") discussed in Note 5 - Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the Senior Notes was $1.393 billion and $1.354 billion, respectively, at July 31, 2017 and January 31, 2017. The estimated fair values of amounts outstanding under revolving credit facilities and the $800 million outstanding under the Term Loan Credit Agreement at July 31, 2017 approximate their carrying values.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange loss of $23.7 million and a gain of $6.6 million, respectively, for the three months ended July 31, 2017 and 2016 and a foreign currency exchange loss of $22.7 million and $0.8 million, respectively, for the six months ended July 31, 2017 and 2016. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended July 31, 2017 and 2016 were approximately $1.2 billion and $0.5 billion, respectively, with average maturities of 36 days and 32 days, respectively. The Company's average notional amounts of derivative financial instruments outstanding during the six months ended July 31, 2017 and 2016 were approximately $1.0 billion and $0.5 billion, respectively, with average maturities of 36 days and 31 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value Measurements.
NOTE 10 — COMMITMENTS & CONTINGENCIES

Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments at July 31, 2017, under all such leases, including minimum commitments under an agreement for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2018 (remaining 6 months)	$39,900
2019	61,600
2020	52,100
2021	47,200
2022	28,700
Thereafter	50,600
Total payments	$280,100

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

Upon not less than 30 days notice, the Company, at its option, may purchase one or any combination of the properties, at an amount equal to each of the property's cost, as long as the lease balance does not decrease below a defined amount. Upon not less than 270 days, nor more than 360 days, prior to the lease expiration, the Company may, at its option, (i) purchase a minimum of two of the properties, at an amount equal to each of the property's cost, (ii) exercise the option to renew the lease for a minimum of two of the properties or (iii) exercise the option to remarket a minimum of two of the properties and cause a sale of the properties. If the Company elects to remarket the properties, the Company has guaranteed the lessor a percentage of the cost of each property, in the aggregate amount of approximately $133.8 million. Future annual lease payments under the Synthetic Lease are approximately $3.8 million per year.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2017 and January 31, 2017, the outstanding amount of guarantees under these arrangements totaled $4.8 million and $3.7 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million in the second quarter of fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these assessments, including various penalties and interest, was approximately $8.1 million at July 31, 2017, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $23.7 million at July 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

The net sales, operating income and depreciation and amortization amounts presented below include the operations of TS subsequent to the date of acquisition of February 27, 2017. Financial information by geographic segment is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Net sales:
Americas (1)	$4,192,475	$2,674,886	$7,661,312	$5,062,890
Europe	4,402,054	3,678,853	8,408,974	7,254,211
Asia-Pacific	288,162	—	476,468	—
Total	$8,882,691	$6,353,739	$16,546,754	$12,317,101

Operating income:
Americas (2)(3)	$87,975	$41,241	$138,875	$72,516
Europe (4)	18,464	35,927	43,263	60,867
Asia-Pacific	5,066	—	9,363	—
Stock-based compensation expense	(7,974)	(3,813)	(12,892)	(7,470)
Total	$103,531	$73,355	$178,609	$125,913

Depreciation and amortization:
Americas	$20,971	$4,905	$37,663	$9,795
Europe	15,690	9,143	29,223	18,300
Asia-Pacific	2,229	—	3,687	—
Total	$38,890	$14,048	$70,573	$28,095

Capital expenditures:
Americas	$7,087	$5,388	$27,959	$11,485
Europe	2,920	5,384	12,314	10,850
Asia-Pacific	1,360	—	1,540	—
Total	$11,367	$10,772	$41,813	$22,335

As of:	July 31, 2017	January 31, 2017
Identifiable assets:
Americas	$5,053,728	$3,238,162
Europe	5,812,357	4,693,704
Asia-Pacific	507,840	—
Total	$11,373,925	$7,931,866

Long-lived assets:
Americas (1)	$73,493	$35,581
Europe	56,914	38,658
Asia-Pacific	6,170	—
Total	$136,577	$74,239

Goodwill & acquisition-related intangible assets, net:
Americas	$1,152,428	$33,296
Europe	649,764	246,002
Asia-Pacific	54,499	—
Total	$1,856,691	$279,298

(1)
Net sales in the United States represented 88% and 91%, respectively, of the total Americas' net sales for the three months ended July 31, 2017 and 2016, and 87% and 89% respectively, of the total America's net sales for the six months ended July 31, 2017 and 2016. Total long-lived assets in the United States represented 95% and 94%, respectively, of the Americas' total long-lived assets at July 31, 2017 and January 31, 2017.

(2)
Operating income in the Americas for the three months ended July 31, 2017 and 2016 includes acquisition, integration and restructuring expenses of $14.3 million and $1.1 million, respectively (see further discussion in Note 3 - Acquisitions) and a gain related to LCD settlements and other, net, of $30.0 million and $3.7 million, respectively (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the six months ended July 31, 2017 and 2016 includes acquisition, integration and restructuring expenses of $44.4 million and $1.1 million, respectively and a gain related to LCD settlements and other, net, of $42.6 million and $4.1 million, respectively.

(4)
Operating income in Europe for the three months ended July 31, 2017 and 2016, includes acquisition, integration and restructuring expenses of $14.7 million and $0.9 million, respectively, and for the six months ended July 31, 2017 and 2016, includes acquisition, integration and restructuring expenses of $26.2 million and $0.9 million, respectively.

NOTE 12 — SUBSEQUENT EVENTS

Receivables Securitization Program

On August 8, 2017, the Company amended and restated its Receivables Securitization Program to increase the borrowing capacity up to a maximum of $750.0 million and extend the maturity date to August 8, 2019. The Company pays interest on advances at designated commercial paper or LIBOR-based rates plus an agreed-upon margin.

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
On September 19, 2016, we entered into an interest purchase agreement with Avnet Inc. (“Avnet”) to acquire Avnet’s Technology Solutions business ("TS"). The acquisition of TS was completed on February 27, 2017. We acquired TS for an aggregate estimated purchase price of approximately $2.7 billion, including approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of the Company's common stock. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. Therefore, the final purchase price may vary significantly from these estimates.
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
In connection with the acquisition of TS, on January 31, 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027. Additionally, at the consummation of the acquisition on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement (as defined herein), comprised of $250.0 million aggregate principal amount of three-year term loans and $750.0 million aggregate principal amount of five-year term loans. At July 31, 2017, there were $100 million of three-year term loans outstanding and $700 million of five-year term loans outstanding.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.20	95.02	94.12	95.01
Gross profit	5.80	4.98	5.88	4.99
Operating expenses:
Selling, general and administrative expenses	4.62	3.84	4.61	3.98
Acquisition, integration and restructuring expenses	0.33	0.03	0.44	0.01
LCD settlements and other, net	(0.32)	(0.06)	(0.25)	(0.03)
Value added tax assessments	—	0.02	—	0.01
	4.63	3.83	4.80	3.97
Operating income	1.17	1.15	1.08	1.02
Interest expense	0.32	0.10	0.36	0.10
Other expense (income), net	0.01	(0.02)	—	(0.02)
Income before income taxes	0.84	1.07	0.72	0.94
Provision for income taxes	0.31	0.34	0.25	0.29
Net income	0.53%	0.73%	0.47%	0.65%

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses, LCD settlements and other, net, value added tax assessments and acquisition-related intangible asset amortization;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, LCD settlements and other, net, value added tax assessments, acquisition-related intangible asset amortization, acquisition-related financing expenses, and the income tax effects of these adjustments;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, LCD settlements and other, net, value added tax assessments, acquisition-related intangible asset amortization, acquisition-related financing expenses, and the income tax effects of these adjustments.

Management believes that providing this additional information is useful to the reader to assess and understand our financial performance as compared with results from previous periods. Management also uses these non-GAAP measures to evaluate performance against certain operational goals and under certain of our performance-based compensation plans. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Additionally, because these non-GAAP measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures reported by other companies.

NET SALES COMMENTARY

QUARTERLY RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the three months ended July 31, 2017:

	Three months ended July 31,		Change
	2017	2016	$	%
(in millions)
Americas net sales	$4,193	$2,675	$1,518	56.7%
Europe net sales	4,402	3,679	723	19.7%
Asia-Pacific net sales	288	—	288	N/A
Consolidated net sales	$8,883	$6,354	$2,529	39.8%

QUARTERLY COMMENTARY
The increase in consolidated net sales is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories. The changes in foreign currencies had a negative impact on consolidated and Europe net sales of approximately 1%. The impact of changes in foreign currencies on Americas net sales was insignificant.

AMERICAS

•
The increase in Americas net sales of approximately $1.5 billion is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories. The Americas also had growth in broadline products, which was partially offset by lower sales of consumer electronic products.

EUROPE

•
The increase in Europe net sales of $723 million is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories. Europe also had growth in mobility products, which was partially offset by the negative impact of changes in foreign currencies of approximately $47 million.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales of $288 million is due to the acquisition of TS, with net sales primarily in the data center and software product categories.

YEAR TO DATE RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the six months ended July 31, 2017:

	Six months ended July 31,		Change
	2017	2016	$	%
(in millions)
Consolidated net sales, as reported	$16,547	$12,317	$4,230	34.3%
Impact of changes in foreign currencies	319	—
Consolidated net sales, as adjusted	$16,866	$12,317	$4,549	36.9%

Americas net sales, as reported	$7,661	$5,063	$2,598	51.3%
Impact of changes in foreign currencies	7	—
Americas net sales, as adjusted	$7,668	$5,063	$2,605	51.5%

Europe net sales, as reported	$8,409	$7,254	$1,155	15.9%
Impact of changes in foreign currencies	311	—
Europe net sales, as adjusted	$8,720	$7,254	$1,466	20.2%

Asia-Pacific net sales, as reported	$477	$—	$477	N/A
Impact of changes in foreign currencies	1	—
Asia-Pacific net sales, as adjusted	$478	$—	$478	N/A

YEAR TO DATE COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of approximately $2.6 billion is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories. The Americas also had growth in broadline products, which was partially offset by lower sales of consumer electronic products.

EUROPE

•
The increase in Europe net sales, as adjusted, of approximately $1.5 billion is primarily due to the impact of the acquisition of TS with growth in the data center and software product categories, as well as growth in mobility products.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $478 million is due to the acquisition of TS, with net sales primarily in the data center and software product categories.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2017 and 2016 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Apple, Inc.	12%	17%	13%	17%
HP Inc.	11%	14%	11%	14%
Cisco Systems, Inc.	11%	11%	11%	10%

There were no customers that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2017 and 2016.

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three and six months ended July 31, 2017 and 2016:

QUARTERLY RESULTS

	Three months ended July 31,		Change
	2017	2016	$	%
(in millions)
Gross profit, as reported	$515.6	$316.5	$199.1	62.9%
Impact of changes in foreign currencies	2.4	—
Gross profit, as adjusted	$518.0	$316.5	$201.5	63.7%

YEAR TO DATE RESULTS

	Six months ended July 31,		Change
	2017	2016	$	%
(in millions)
Gross profit, as reported	$972.7	$615.1	$357.6	58.1%
Impact of changes in foreign currencies	16.9	—
Gross profit, as adjusted	$989.6	$615.1	$374.5	60.9%

The quarter and year to date increase in both gross profit, as adjusted, and gross profit as a percentage of net sales as compared to the same periods in the prior fiscal year is primarily due to increased sales volume and changes in product mix, both of which were significantly impacted by the acquisition of TS.

OPERATING EXPENSES
SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses:

	Three months ended July 31,		Change
	2017	2016	$	%
(in millions)
SG&A, as reported	$410.6	$243.8	$166.8	68.4%
Impact of changes in foreign currencies	2.2	—
SG&A, as adjusted	$412.8	$243.8	$169.0	69.3%

SG&A as a percentage of net sales, as reported	4.62%	3.84%		78 bps

	Six months ended July 31,		Change
	2017	2016	$	%
(in millions)
SG&A, as reported	$763.2	$490.3	$272.9	55.7%
Impact of changes in foreign currencies	13.8	—
SG&A, as adjusted	$777.0	$490.3	$286.7	58.5%

SG&A as a percentage of net sales, as reported	4.61%	3.98%		63 bps
The quarter and year to date increase in SG&A, as adjusted, of $169.0 million and $286.7 million, respectively, as compared to the same periods in the prior fiscal year is primarily due to increased costs as a result of the acquisition of TS. The quarter and year to date increase in SG&A as a percentage of net sales as compared to the same periods in the prior fiscal year is also primarily due to the acquisition of TS including higher costs incurred to support the increase in the more complex, higher margin data center business.
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2017 are comprised of the following:

	Three months ended	Six months ended
	July 31, 2017	July 31, 2017
(in millions)
Professional services	$15.1	$27.0
Restructuring costs	7.0	17.3
Transaction related costs	2.0	17.2
Other	6.0	10.7
Total	$30.1	$72.2

We incurred transaction related costs of $17.2 million during the six months ended July 31, 2017. During the fiscal year ended January 31, 2017, we recorded total transaction related costs of $12.1 million, including $2.0 million in both the three and six months ended July 31, 2016, for an inception to date cumulative total of $29.3 million.

Excluding transaction related costs, we incurred acquisition, integration and restructuring expenses of $55.0 million during the six months ended July 31, 2017. During the fiscal year ended January 31, 2017, we recorded $16.8 million of acquisition, integration and restructuring expenses, for an inception to date cumulative total of $71.8 million. We expect to incur additional costs of approximately $78 million through the end of fiscal 2019, resulting in a cumulative total of $150 million of acquisition, integration and restructuring expenses, exclusive of transaction related costs.

LCD SETTLEMENTS AND OTHER, NET

We have been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. We reached settlement agreements with certain manufacturers during the three and six months ended July 31, 2017 and 2016, and have recorded these amounts net of attorney fees and other expenses.

OPERATING INCOME

CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended July 31, 2017 and 2016:

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in millions)
Operating income	$103.5	$73.4	$178.6	$125.9
Acquisition, integration and restructuring expenses	30.1	2.0	72.2	2.0
LCD settlements and other, net	(28.7)	(3.7)	(41.3)	(4.1)
Value added tax assessments	—	1.0	—	1.0
Acquisition-related intangible assets amortization expense	22.9	5.4	41.6	10.9
Non-GAAP operating income	$127.8	$78.1	$251.1	$135.7

CONSOLIDATED COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $30.1 million and $52.7 million, respectively, as compared to the same periods in the prior fiscal year is due to the increase in net sales and favorable changes in product mix primarily due to the acquisition of TS, as well as an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense.

•
The quarter and year to date increase in non-GAAP operating income of $49.7 million and $115.4 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

AMERICAS

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in millions)
Operating income - Americas	$88.0	$41.2	$138.9	$72.5
Acquisition, integration and restructuring expenses	14.3	1.1	44.4	1.1
LCD settlements and other, net	(30.0)	(3.7)	(42.6)	(4.1)
Value added tax assessments	—	(0.4)	—	(0.5)
Acquisition-related intangible assets amortization expense	12.4	0.6	22.5	1.2
Non-GAAP operating income - Americas	$84.7	$38.8	$163.2	$70.2

AMERICAS COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $46.8 million and $66.4 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS, as well as an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays, partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense.

•
The quarter and year to date increase in non-GAAP operating income of $45.9 million and $93.0 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

EUROPE

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in millions)
Operating income - Europe	$18.4	$35.9	$43.3	$60.9
Acquisition, integration and restructuring expenses	14.7	0.9	26.2	0.9
LCD settlements and other, net	1.3	—	1.3	—
Value added tax assessments	—	1.5	—	1.5
Acquisition-related intangible assets amortization expense	9.0	4.8	16.7	9.7
Non-GAAP operating income - Europe	$43.4	$43.1	$87.5	$73.0

EUROPE COMMENTARY

•
GAAP operating income decreased by $17.5 million and $17.6 million for the three and six months ended July 31, 2017, respectively, primarily due to an increase in acquisition, integration and restructuring expenses and an increase in SG&A, including an increase in acquisition-related intangible assets amortization expense, partially offset by an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS.

•
Non-GAAP operating income for the quarter was relatively flat compared to the prior year primarily due to an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS, which were offset by higher SG&A expenses to support the higher margin TS business, a decline in gross profit in our components business and the impacts of a highly competitive market.

•
The year to date increase in non-GAAP operating income of $14.5 million compared to the prior year is due to an increase in net sales and favorable changes in product mix partially offset by an increase in SG&A expenses, primarily due to the acquisition of TS.

ASIA-PACIFIC

	Three months ended July 31, 2017		Six months ended July 31, 2017
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$5.1	1.76%	$9.3	1.97%
Acquisition, integration and restructuring expenses	0.1		0.2
Acquisition-related intangible assets amortization expense	1.5		2.4
Non-GAAP operating income - Asia-Pacific	$6.7	2.32%	$11.9	2.49%

Asia-Pacific results are attributable entirely to the acquisition of TS as Tech Data had no operations in the region prior to the acquisition.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income.

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
(in millions)
Americas	$88.0	$41.2	$138.9	$72.5
Europe	18.4	35.9	43.3	60.9
Asia-Pacific	5.1	—	9.3	—
Stock-based compensation expense	(8.0)	(3.7)	(12.9)	(7.5)
Total	$103.5	$73.4	$178.6	$125.9

INTEREST EXPENSE

Interest expense increased by $22.0 million to $28.3 million in the second quarter of fiscal 2018 compared to $6.3 million in the second quarter of fiscal 2017. The increase is primarily due to the addition of $10.8 million of interest on the 2017 Senior Notes, as well as $5.5 million of interest related to the Term Loan Credit Agreement. On a year-to-date basis, interest expense increased by $47.4 million to $59.3 million in the first semester of fiscal 2018 compared to $11.9 million in the first semester of the prior year. The increase is primarily due to the addition of $21.6 million of interest on the 2017 Senior Notes, as well as $10.0 million of interest related to the Term Loan Credit Agreement and $4.6 million of amortization costs related to a commitment for a bridge loan facility obtained in September 2016 to finance a portion of the acquisition of TS, if necessary. The commitment for the bridge loan facility was terminated on February

27, 2017 in conjunction with the acquisition of TS and associated capital raised as discussed above.

OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, decreased to $0.3 million of expense in the second quarter of fiscal 2018 compared to $1.2 million of income in the second quarter of the prior year, primarily due to higher discounts on the sale of accounts receivable. On a year to date basis, other expense (income), net, decreased to $0.1 million of income in the first six months of fiscal 2018 compared to $2.3 million of income in the same period of the prior fiscal year. The year to date decrease in other expense (income), net, is primarily due to higher discounts on the sale of accounts receivable.

PROVISION FOR INCOME TAXES

	Three months ended July 31,		Six months ended July 31,
	2017	2016	2017	2016
Effective tax rate	36.7%	32.1%	34.6%	31.4%

The increase in the effective tax rate of 4.6% in the quarter ended July 31, 2017 and 3.2% in the six months ended July 31, 2017 as compared to the same periods in the prior fiscal year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate and the impact of certain unfavorable discrete tax items. The increase in the absolute dollar value of the provision for income taxes in the second quarter and first semester of fiscal 2018 as compared to the same periods in the prior fiscal year is primarily due to the relative mix of earnings and losses within the tax jurisdictions in which we operate, the impact of certain unfavorable discrete tax items and an increase in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following tables provide an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended July 31, 2017 and 2016 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended July 31:	2017	2016	2017	2016
(in millions, except per share data)
GAAP results	$47.5	$46.4	$1.24	$1.31
Acquisition, integration and restructuring expenses	30.1	2.0	0.78	0.05
LCD settlements and other, net	(28.4)	(3.7)	(0.74)	(0.10)
Value added tax assessments	—	1.4	—	0.04
Acquisition-related intangible assets amortization expense	22.9	5.4	0.60	0.15
Acquisition-related financing expenses	—	—	—	—
Income tax effect of the above adjustments	(5.4)	(1.2)	(0.14)	(0.03)
Non-GAAP results	$66.7	$50.3	$1.74	$1.42

YEAR TO DATE RESULTS

The following tables provide an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the six months ended July 31, 2017 and 2016 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Six months ended July 31:	2017	2016	2017	2016
(in millions, except per share data)
GAAP results	$78.1	$79.8	$2.06	$2.26
Acquisition, integration and restructuring expenses	72.2	2.0	1.90	0.05
LCD settlements and other, net	(41.0)	(4.1)	(1.08)	(0.12)
Value added tax assessments	—	1.3	—	0.04
Acquisition-related intangible assets amortization expense	41.6	10.9	1.10	0.31
Acquisition-related financing expenses	8.8	—	0.23	—
Income tax effect of the above adjustments	(22.9)	(2.6)	(0.60)	(0.07)
Non-GAAP results	$136.8	$87.3	$3.61	$2.47

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of July 31, 2017 and 2016, and January 31, 2017 and 2016.

NET CASH DAYS

As of:	July 31, 2017	January 31, 2017	As of:	July 31, 2016	January 31, 2016
DSO	51	37	DSO	39	37
DOS	29	27	DOS	32	27
DPO	(59)	(49)	DPO	(49)	(44)
Net cash days	21	15	Net cash days	22	20

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Six months ended July 31:	2017	2016
(in millions)
Net cash provided by (used in):
Operating activities	$370.5	$184.9
Investing activities	(2,291.1)	(25.0)
Financing activities	768.3	(8.7)
Effect of exchange rate changes on cash and cash equivalents	60.0	14.7
Net (decrease) increase in cash and cash equivalents	$(1,092.3)	$165.9

The increase of $185.6 million in cash resulting from operating activities in the first six months of fiscal 2018 compared to the same period of the prior year is primarily due to changes in working capital including an increase in days of purchases outstanding, as well as the impact of the acquisition of TS.

The increase in net cash used in investing activities of approximately $2.3 billion is primarily due to cash paid for the acquisition of TS, net of cash acquired. The increase in net cash provided by financing activities of $777.0 million is primarily due to net borrowings under the Term Loan Credit Agreement of $800.0 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 45% at July 31, 2017. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our cash requirements for at least the next 12 months, including our working capital needs and the repayment of $350 million of 3.75% Senior Notes, which mature on September 21, 2017.

At July 31, 2017, we had approximately $1.0 billion in cash and cash equivalents, of which $905.3 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries may not be repatriated to the United States without potential negative income tax consequences.

The following is a discussion of our various financing facilities:

Senior notes

In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.8 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.6 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are our senior unsecured obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness from time to time outstanding.

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

Other credit facilities

We have a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2017 and January 31, 2017.

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

We may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. During the six months ended July 31, 2017, we made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At July 31, 2017, there was $100 million outstanding on the 2020 Term Loans and $700 million outstanding on the 2022 Term Loans.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $400.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $895.6 million and $748.6 million at July 31, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. On August 8, 2017, the Company amended and restated its Receivables Securitization Program to increase the borrowing capacity up to a maximum of $750.0 million and extend the maturity date to August 8, 2019. The Company pays interest on advances at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2017 and January 31, 2017.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $412.1 million at July 31, 2017 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $115.5 million outstanding on these facilities at July 31, 2017, at a weighted average interest rate of 6.34%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.

At July 31, 2017, we had also issued standby letters of credit of $28.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2017, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2017 and January 31, 2017, we had a total of $634.0 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2017 and 2016, discount fees recorded under these facilities were $2.3 million and $1.5 million, respectively, and during the six months ended July 31, 2017 and 2016, discount fees recorded under these facilities were $4.1 million and $2.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.

CONTRACTUAL OBLIGATIONS
As of July 31, 2017, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under an agreement for data center services, are as follows (in millions):

	Operating leases	Debt (1)	Total
Fiscal year:
2018 (remaining 6 months)	$39.9	$506.9	$546.8
2019	61.6	89.3	150.9
2020	52.1	105.3	157.4
2021	47.2	237.1	284.3
2022	28.7	133.5	162.2
Thereafter	50.6	1,643.4	1,694.0
Total payments	280.1	2,715.5	2,995.6
Less amounts representing interest	—	(437.9)	(437.9)
Total principal payments	$280.1	$2,277.6	$2,557.7

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the Term Loan Credit Agreement based on the applicable interest rate as of July 31, 2017. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

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
In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. As of July 31, 2017, there was $800 million outstanding under the Term Loan Credit Agreement. As amounts due under the Term Loan Credit Agreement incur interest at a variable rate, any changes in the LIBOR rate could result in corresponding changes in our interest expense depending on the amount outstanding under the facility.
No further material changes have occurred in our market risks since January 31, 2017.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million in the second quarter of fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $8.1 million at July 31, 2017 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $23.7 million at July 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(3)	Amended and Restated Transfer and Administration Agreement, dated as of August 8, 2017.

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(4)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2017 and January 31, 2017; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 31, 2017 and 2016; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, detail tagged.

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated August 10, 2017, File No. 0-14625.

(4)
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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Chairman of the Board of Directors	September 7, 2017
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	September 7, 2017
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President, Corporate Controller (principal accounting officer)	September 7, 2017
Jeffrey L. Taylor