Form 10-Q
period 2017-10-31
TECH DATA CORP
filed 2017-11-29
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2017
Common stock, par value $.0015 per share	38,153,237

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31, 2017	January 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$562,645	$2,125,591
Accounts receivable, net	4,816,963	3,047,927
Inventories	2,862,199	2,118,902
Prepaid expenses and other assets	237,873	119,906
Total current assets	8,479,680	7,412,326
Property and equipment, net	273,568	74,239
Goodwill	842,223	199,021
Intangible assets, net	1,117,025	130,676
Other assets, net	247,357	115,604
Total assets	$10,959,853	$7,931,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,464,759	$3,844,532
Accrued expenses and other liabilities	706,319	493,199
Revolving credit loans and current maturities of long-term debt, net	113,422	373,123
Total current liabilities	6,284,500	4,710,854
Long-term debt, less current maturities	1,806,456	989,924
Other long-term liabilities	145,074	61,200
Total liabilities	8,236,030	5,761,978
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2017 and January 31, 2017	89	89
Additional paid-in capital	819,157	686,042
Treasury stock, at cost (21,092,348 and 24,018,983 shares at October 31, 2017 and January 31, 2017)	(940,497)	(1,070,994)
Retained earnings	2,744,674	2,629,293
Accumulated other comprehensive income (loss)	100,400	(74,542)
Total shareholders' equity	2,723,823	2,169,888
Total liabilities and shareholders' equity	$10,959,853	$7,931,866
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Net sales	$9,135,728	$6,490,265	$25,682,482	$18,807,366
Cost of products sold	8,609,647	6,174,426	24,183,722	17,876,466
Gross profit	526,081	315,839	1,498,760	930,900
Operating expenses:
Selling, general and administrative expenses	416,766	239,952	1,179,996	730,211
Acquisition, integration and restructuring expenses	29,748	13,015	101,931	14,997
LCD settlements and other, net	—	—	(41,343)	(4,142)
Value added tax assessments	—	—	—	1,049
	446,514	252,967	1,240,584	742,115
Operating income	79,567	62,872	258,176	188,785
Interest expense	25,925	9,475	85,205	21,364
Other (income) expense, net	(1,243)	1,747	(1,374)	(517)
Income before income taxes	54,885	51,650	174,345	167,938
Provision for income taxes	17,617	15,144	58,964	51,665
Net income	$37,268	$36,506	$115,381	$116,273
Earnings per share:
Basic	$0.98	$1.04	$3.05	$3.30
Diluted	$0.97	$1.03	$3.03	$3.29
Weighted average common shares outstanding:
Basic	38,186	35,218	37,877	35,184
Diluted	38,433	35,449	38,105	35,393
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Net income	$37,268	$36,506	$115,381	$116,273
Other comprehensive (loss) income:
Foreign currency translation adjustment	(54,159)	(55,771)	174,942	(36,769)
Total comprehensive (loss) income	$(16,891)	$(19,265)	$290,323	$79,504

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$30,645,389	$21,076,446
Cash paid to vendors and employees	(30,031,181)	(20,776,017)
Interest paid, net	(73,180)	(18,982)
Income taxes paid	(100,615)	(69,960)
Net cash provided by operating activities	440,413	211,487
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,249,642)	(2,685)
Expenditures for property and equipment	(179,114)	(18,785)
Software and software development costs	(34,865)	(12,118)
Net cash used in investing activities	(2,463,621)	(33,588)
Cash flows from financing activities:
Borrowings on long-term debt	1,008,148	—
Principal payments on long-term debt	(565,952)	—
Cash paid for debt issuance costs	(5,871)	(14,988)
Net repayments on revolving credit loans	(24,851)	(1,476)
Payments for employee tax withholdings on equity awards	(5,915)	(4,385)
Proceeds from the reissuance of treasury stock	1,079	492
Net cash provided by (used in) financing activities	406,638	(20,357)
Effect of exchange rate changes on cash and cash equivalents	53,624	2,854
Net (decrease) increase in cash and cash equivalents	(1,562,946)	160,396
Cash and cash equivalents at beginning of year	2,125,591	531,169
Cash and cash equivalents at end of period	$562,645	$691,565
Reconciliation of net income to net cash provided by operating activities:
Net income	$115,381	$116,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,907	41,223
Provision for losses on accounts receivable	13,191	3,457
Stock-based compensation expense	21,217	11,020
Accretion of debt discount and debt issuance costs	1,692	626
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	207,945	91,938
Inventories	(415,623)	(148,116)
Prepaid expenses and other assets	12,071	57,178
Accounts payable	471,819	109,404
Accrued expenses and other liabilities	(100,187)	(71,516)
Total adjustments	325,032	95,214
Net cash provided by operating activities	$440,413	$211,487
Supplemental schedule of non-cash investing activities:
Issuance of stock to acquire business	$247,232	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. The Company serves as an indispensable link in the technology supply chain by bringing products from the world’s leading technology vendors to market, as well as providing customers with advanced logistics capabilities and value-added services. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. On February 27, 2017, the Company purchased all of the outstanding shares of Avnet, Inc.'s ("Avnet") Technology Solutions ("TS") business (see Note 3 - Acquisitions for further discussion). Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS.
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries, including the results of TS from the date of acquisition of February 27, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2017, its consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2017 and 2016, and its consolidated cash flows for the nine months ended October 31, 2017 and 2016.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second semester of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and nine months ended October 31, 2017 and 2016 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2018.
Acquisition, integration and restructuring expenses

Acquisition, integration and restructuring expenses are primarily comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS (see Note 3 – Acquisitions for further discussion).
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the nine months ended October 31, 2017 and 2016 and has recorded these amounts, net of attorney fees and other expenses, in "LCD settlements and other, net" in the Consolidated Statement of Income.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At October 31, 2017 and January 31, 2017, the Company had a total of $672.4 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2017 and 2016, discount fees recorded under these facilities were $1.8 million and $1.6 million, respectively and during the nine months ended October 31, 2017 and 2016, discount fees recorded under these facilities were $5.9 million and $4.3 million, respectively. These discount fees are included as a component of "other (income) expense, net" in the Consolidated Statement of Income.
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

In August 2017, the FASB issued a new accounting standard that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in thousands, except per share data)
Net income	$37,268	$36,506	$115,381	$116,273

Weighted average common shares - basic	38,186	35,218	37,877	35,184
Effect of dilutive securities:
Equity based awards	247	231	228	209
Weighted average common shares - diluted	38,433	35,449	38,105	35,393

Earnings per share:
Basic	$0.98	$1.04	$3.05	$3.30
Diluted	$0.97	$1.03	$3.03	$3.29

For the three months ended October 31, 2017 and 2016, there were 15,739 and 844 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2017 and 2016, there were 30,578 and 1,454 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

The Company has accounted for the TS acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customer relationships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, accrued expenses and other liabilities and (iii) the final assessment and valuation of certain tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary significantly from the Company's preliminary estimates. During the six months ended October 31, 2017, the Company updated its estimated fair values of certain assets acquired and liabilities assumed, including an increase in goodwill of $116 million, a decrease in intangible assets of $94 million, a decrease in current assets of $11 million and an increase in total liabilities of $9 million.

The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$176
Accounts receivable	1,836
Inventories	233
Prepaid expenses and other current assets	107
Property and equipment, net	62
Goodwill	609
Intangible assets	941
Other assets, net	177
Total assets	4,141

Other current liabilities	1,184
Revolving credit loans and long-term debt	134
Other long-term liabilities	106
Total liabilities	1,424

Estimated purchase price	$2,717

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

Included within the Company’s Consolidated Statement of Income are estimated net sales for the three and nine months ended October 31, 2017, of approximately $2.2 billion and $6.1 billion, respectively, from TS subsequent to the acquisition date of February 27, 2017. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the TS net sales for the three and nine months ended October 31, 2017 and are not necessarily indicative of how the TS operations would have performed on a stand-alone basis.

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

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)	(unaudited)
Pro forma net sales	$9,136	$8,525	$26,416	$25,439
Pro forma net income	$38	$30	$122	$118
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets based on the preliminary valuation and estimated purchase price

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs

•	Tax effects of adjustments based on an estimated statutory tax rate

Acquisition, integration and restructuring expenses

Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS.

Acquisition, integration and restructuring expenses for the three and nine months ended October 31, 2017 and 2016 are comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in thousands)
Professional services	$10,694	$3,978	$37,702	$5,305
Restructuring costs	6,861	—	24,188	—
Transaction related costs	1,925	8,535	19,154	9,190
Other	10,268	502	20,887	502
Total	$29,748	$13,015	$101,931	$14,997

During the three months ended October 31, 2017, the Company recorded restructuring costs of $2.0 million in the Americas and $4.9 million in Europe. During the nine months ended October 31, 2017, the Company recorded restructuring costs of $12.4 million in the Americas and $11.8 million in Europe. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Restructuring activity during the nine months ended October 31, 2017 is as follows:

	Nine months ended October 31, 2017
	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$18,687	$5,501	$24,188
Cash payments	(11,270)	(2,489)	(13,759)
Foreign currency translation	49	29	78
Balance at October 31, 2017	$7,466	$3,041	$10,507

NOTE 4 — GOODWILL
The changes in the carrying amount of goodwill, by geographic segment, for the nine months ended October 31, 2017, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of January 31, 2017	$19,559	$179,462	$—	$199,021
Goodwill acquired during the year (1)	444,837	153,656	10,934	609,427
Foreign currency translation adjustment	2,616	30,324	835	33,775
Balance as of October 31, 2017	$467,012	$363,442	$11,769	$842,223

(1) Amounts based on preliminary purchase price allocation related to the acquisition of TS.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	October 31, 2017	January 31, 2017
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	—	350,000
Less—unamortized debt discount and debt issuance costs	(9,056)	(10,633)
Senior Notes, net	990,944	1,339,367
Term Loans	800,000	—
Other committed and uncommitted revolving credit facilities, average interest rate of 6.10% and 8.35% at October 31, 2017 and January 31, 2017, respectively	109,052	23,680
Other long-term debt	19,882	—
	1,919,878	1,363,047
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(113,422)	(373,123)
Total long-term debt	$1,806,456	$989,924
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
In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes (the “3.75% Senior Notes”). The 3.75% Senior Notes matured on September 21, 2017 and the Company paid the remaining principal balance of $350.0 million.
Other Credit Facilities
The Company has a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2017 and January 31, 2017.

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

The Company may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. During the nine months ended October 31, 2017, the Company made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At October 31, 2017, there was $100 million outstanding on the 2020 Term Loans at an interest rate of 2.73% and $700 million outstanding on the 2022 Term Loans at an interest rate of 2.86%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $1.371 billion and $748.6 million at October 31, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2017 and January 31, 2017.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $476.1 million at October 31, 2017 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $109.1 million outstanding on these facilities at October 31, 2017, at a weighted average interest rate of 6.10%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.
At October 31, 2017, the Company had also issued standby letters of credit of $28.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2017, the Company was in compliance with all such financial covenants.
Future payments of debt at  October 31, 2017 and for succeeding fiscal years are as follows (in thousands):

Fiscal Year:
2018 (remaining 3 months)	$110,008
2019	21,775
2020	43,382
2021	180,114
2022	76,780
Thereafter	1,496,875
Total principal payments	$1,928,934

NOTE 6 — STOCK-BASED COMPENSATION

For the nine months ended October 31, 2017 and 2016, the Company recorded $21.2 million and $11.0 million, respectively, of stock-based compensation expense.
At October 31, 2017, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 1.7 million shares remain available for future grant at October 31, 2017. Under the active plan, the Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plans are priced as determined by the Compensation Committee, and under the terms of the Company’s active equity-based compensation plan, are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the nine months ended October 31, 2017 is as follows:

Shares
Nonvested at January 31, 2017	487,596
Granted	451,463
Vested	(190,364)
Canceled	(32,427)
Nonvested at October 31, 2017	716,268

Performance based restricted stock units

The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement, for the nine months ended October 31, 2017 is as follows:

Shares
Nonvested at January 31, 2017	17,486
Granted	159,102
Canceled	(3,495)
Nonvested at October 31, 2017	173,093

NOTE 7 — SHAREHOLDERS' EQUITY

The Company’s common share issuance activity for the nine months ended October 31, 2017 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2017	24,018,983	$44.59
Shares of treasury stock reissued for equity incentive plans	(141,233)
Shares of treasury stock reissued for acquisition of TS	(2,785,402)
Treasury stock balance at October 31, 2017	21,092,348	$44.59

As part of the acquisition of TS, the Company reissued 2,785,402 shares of Tech Data's common stock out of treasury stock (see further discussion in Note 3 - Acquisitions). There were no common shares repurchased by the Company during the nine months ended October 31, 2017. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	October 31, 2017			January 31, 2017
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Cash equivalents	$—			$1,000,010
Foreign currency forward contracts		$9,431			$2,264

LIABILITIES
Foreign currency forward contracts		$3,975			$9,711
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $44.6 million and $44.6 million, respectively, at October 31, 2017 and $35.2 million and $35.3 million, respectively, at January 31, 2017.
The carrying value of the 3.70% Senior Notes, 4.95% Senior Notes and 3.75% Senior Notes (collectively the "Senior Notes") discussed in Note 5 - Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the Senior Notes was $1.039 billion and $1.354 billion, respectively, at October 31, 2017 and January 31, 2017 and the carrying value was $990.9 million and $1.339 billion, respectively, at October 31, 2017 and January 31, 2017. The estimated fair values of amounts outstanding under revolving credit facilities and the $800 million outstanding under the Term Loan Credit Agreement at October 31, 2017 approximate their carrying values.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other (income) expense, net,” was a net foreign currency exchange gain of $0.3 million and a loss of $1.2 million, respectively, for the three months ended October 31, 2017 and 2016 and a foreign currency exchange loss of $22.4 million and $2.0 million, respectively, for the nine months ended October 31, 2017 and 2016. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended October 31, 2017 and 2016 were approximately $0.9 billion and $0.7 billion, respectively, with average maturities of 28 days and 33 days, respectively. The Company's average notional amounts of derivative financial instruments outstanding during the nine months ended October 31, 2017 and 2016 were approximately $1.0 billion and $0.6 billion, respectively, with average maturities of 33 days and 32 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 8 – Fair Value Measurements.
NOTE 10 — COMMITMENTS & CONTINGENCIES

Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments at October 31, 2017, under all such leases, including minimum commitments under an agreement for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2018 (remaining 3 months)	$19,600
2019	60,500
2020	51,900
2021	46,800
2022	28,600
Thereafter	53,000
Total payments	$260,400

Synthetic Lease Facility
On October 25, 2017, the Company terminated its synthetic lease arrangement with a group of financial institutions (the "Synthetic Lease") under which the Company leased certain logistics centers and office facilities and purchased the real property that was subject to the Synthetic Lease for $156.2 million. The properties acquired as a result of the termination of the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of October 31, 2017 and January 31, 2017, the outstanding amount of guarantees under these arrangements totaled $4.1 million and $3.7 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During the nine months ended October 31, 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during the nine months ended October 31, 2016, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these assessments, including various penalties and interest, was approximately $8.0 million at October 31, 2017, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $22.8 million at October 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

The net sales, operating income and depreciation and amortization amounts presented below include the operations of TS subsequent to the date of acquisition of February 27, 2017. Financial information by geographic segment is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Net sales:
Americas (1)	$3,997,159	$2,614,347	$11,658,471	$7,677,237
Europe	4,841,961	3,875,918	13,250,935	11,130,129
Asia-Pacific	296,608	—	773,076	—
Total	$9,135,728	$6,490,265	$25,682,482	$18,807,366

Operating income:
Americas (2)(3)	$55,551	$32,414	$194,426	$104,930
Europe (4)	29,909	34,008	73,172	94,875
Asia-Pacific	2,432	—	11,795	—
Stock-based compensation expense	(8,325)	(3,550)	(21,217)	(11,020)
Total	$79,567	$62,872	$258,176	$188,785

Depreciation and amortization:
Americas	$24,645	$4,323	$62,308	$14,118
Europe	15,734	8,805	44,957	27,105
Asia-Pacific	1,955	—	5,642	—
Total	$42,334	$13,128	$112,907	$41,223

Capital expenditures:
Americas	$167,210	$4,004	$195,169	$15,489
Europe	4,450	4,564	16,764	15,414
Asia-Pacific	506	—	2,046	—
Total	$172,166	$8,568	$213,979	$30,903

As of:	October 31, 2017	January 31, 2017
Identifiable assets:
Americas	$4,776,955	$3,238,162
Europe	5,721,621	4,693,704
Asia-Pacific	461,277	—
Total	$10,959,853	$7,931,866

Long-lived assets:
Americas (1)	$212,141	$35,581
Europe	55,528	38,658
Asia-Pacific	5,899	—
Total	$273,568	$74,239

Goodwill & acquisition-related intangible assets, net:
Americas	$1,131,298	$33,296
Europe	632,793	246,002
Asia-Pacific	51,995	—
Total	$1,816,086	$279,298

(1)
Net sales in the United States represented 90% and 91%, respectively, of the total Americas' net sales for the three months ended October 31, 2017 and 2016, and 89% and 90% respectively, of the total America's net sales for the nine months ended October 31, 2017 and 2016. Total long-lived assets in the United States represented 97% and 94%, respectively, of the Americas' total long-lived assets at October 31, 2017 and January 31, 2017.

(2)
Operating income in the Americas for the three months ended October 31, 2017 and 2016 includes acquisition, integration and restructuring expenses of $14.1 million and $9.5 million, respectively (see further discussion in Note 3 - Acquisitions).

(3)
Operating income in the Americas for the nine months ended October 31, 2017 and 2016 includes acquisition, integration and restructuring expenses of $58.6 million and $10.5 million, respectively and a gain related to LCD settlements and other, net, of $42.6 million and $4.1 million, respectively.

(4)
Operating income in Europe for the three months ended October 31, 2017 and 2016, includes acquisition, integration and restructuring expenses of $14.1 million and $3.5 million, respectively, and for the nine months ended October 31, 2017 and 2016, includes acquisition, integration and restructuring expenses of $40.4 million and $4.5 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2017 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
TS delivers technology services, software, hardware and solutions across the data center. We believe that through the TS acquisition we will diversify our end-to-end solutions, deepen our value added capabilities and balance our solutions portfolio. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. We now manage our business in three geographic segments: the Americas, Europe and Asia-Pacific. The combined business extends our operations into forty countries spread across five continents with over 14,000 employees.
In connection with the acquisition of TS, on January 31, 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027. Additionally, at the consummation of the acquisition on February 27, 2017, we borrowed $1.0 billion under our Term Loan Credit Agreement (as defined herein), comprised of $250.0 million aggregate principal amount of three-year term loans and $750.0 million aggregate principal amount of five-year term loans. During the nine months ended October 31, 2017, we repaid our $350 million of 3.75% Senior Notes upon maturity and $200 million of the borrowings under the Term Loan Credit Agreement.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.24	95.13	94.16	95.05
Gross profit	5.76	4.87	5.84	4.95
Operating expenses:
Selling, general and administrative expenses	4.56	3.70	4.59	3.88
Acquisition, integration and restructuring expenses	0.33	0.20	0.40	0.08
LCD settlements and other, net	—	—	(0.16)	(0.02)
Value added tax assessments	—	—	—	0.01
	4.89	3.90	4.83	3.95
Operating income	0.87	0.97	1.01	1.00
Interest expense	0.28	0.14	0.33	0.11
Other (income) expense, net	(0.01)	0.03	—	—
Income before income taxes	0.60	0.80	0.68	0.89
Provision for income taxes	0.19	0.24	0.23	0.27
Net income	0.41%	0.56%	0.45%	0.62%

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

NET SALES COMMENTARY

QUARTERLY RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the three months ended October 31, 2017:

	Three months ended October 31,		Change
	2017	2016	$	%
(in millions)
Consolidated net sales, as reported	$9,136	$6,490	$2,646	40.8%
Impact of changes in foreign currencies	(256)	—
Consolidated net sales, as adjusted	$8,880	$6,490	$2,390	36.8%

Americas net sales, as reported	$3,997	$2,614	$1,383	52.9%
Impact of changes in foreign currencies	(16)	—
Americas net sales, as adjusted	$3,981	$2,614	$1,367	52.3%

Europe net sales, as reported	$4,842	$3,876	$966	24.9%
Impact of changes in foreign currencies	(238)	—
Europe net sales, as adjusted	$4,604	$3,876	$728	18.8%

Asia-Pacific net sales, as reported	$297	$—	$297	N/A
Impact of changes in foreign currencies	(2)	—
Asia-Pacific net sales, as adjusted	$295	$—	$295	N/A

QUARTERLY COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of approximately $1.4 billion is primarily due to the impact of the acquisition of TS with growth in data center and software products.

EUROPE

•	The increase in Europe net sales, as adjusted, of $728 million is primarily due to the impact of the acquisition of TS with growth in data center and software products.
ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $295 million is due to the acquisition of TS, with net sales primarily in data center and software products.

YEAR TO DATE RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the nine months ended October 31, 2017:

	Nine months ended October 31,		Change
	2017	2016	$	%
(in millions)
Americas net sales	$11,658	$7,677	$3,981	51.9%
Europe net sales	13,251	11,130	2,121	19.1%
Asia-Pacific net sales	773	—	773	N/A
Consolidated net sales	$25,682	$18,807	$6,875	36.6%

YEAR TO DATE COMMENTARY

The increase in consolidated net sales is primarily due to the impact of the acquisition of TS with growth in data center and software products. The changes in foreign currencies had a negative impact on Europe net sales of approximately 1%. The impact of changes in foreign currencies on consolidated and Americas net sales was insignificant.

AMERICAS

•	The increase in Americas net sales of approximately $4.0 billion is primarily due to the impact of the acquisition of TS with growth in data center and software products.
EUROPE

•
The increase in Europe net sales of approximately $2.1 billion is primarily due to the impact of the acquisition of TS with growth in data center and software products, as well as growth in mobility products.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales of $773 million is due to the acquisition of TS, with net sales primarily in data center and software products.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2017 and 2016 (as a percent of consolidated net sales):

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Apple, Inc.	16%	20%	14%	18%
HP Inc.	10%	13%	10%	14%
Cisco Systems, Inc.	10%	10%	10%	10%

There were no customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2017 and 2016.

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three and nine months ended October 31, 2017 and 2016:

QUARTERLY RESULTS

	Three months ended October 31,		Change
	2017	2016	$	%
(in millions)
Gross profit, as reported	$526.1	$315.8	$210.3	66.6%
Impact of changes in foreign currencies	(14.4)	—
Gross profit, as adjusted	$511.7	$315.8	$195.9	62.0%

YEAR TO DATE RESULTS

	Nine months ended October 31,		Change
	2017	2016	$	%
(in millions)
Gross profit, as reported	$1,498.8	$930.9	$567.9	61.0%
Impact of changes in foreign currencies	2.2	—
Gross profit, as adjusted	$1,501.0	$930.9	$570.1	61.2%

The quarter and year to date increase in both gross profit, as adjusted, and gross profit as a percentage of net sales as compared to the same periods in the prior fiscal year is primarily due to increased sales volume and changes in product mix, both of which were significantly impacted by the acquisition of TS.

OPERATING EXPENSES
SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses:

	Three months ended October 31,		Change
	2017	2016	$	%
(in millions)
SG&A, as reported	$416.8	$240.0	$176.8	73.7%
Impact of changes in foreign currencies	(11.6)	—
SG&A, as adjusted	$405.2	$240.0	$165.2	68.8%

SG&A as a percentage of net sales, as reported	4.56%	3.70%		86 bps

	Nine months ended October 31,		Change
	2017	2016	$	%
(in millions)
SG&A, as reported	$1,180.0	$730.2	$449.8	61.6%
Impact of changes in foreign currencies	1.9	—
SG&A, as adjusted	$1,181.9	$730.2	$451.7	61.9%

SG&A as a percentage of net sales, as reported	4.59%	3.88%		71 bps
The quarter and year to date increase in SG&A, as adjusted, of $165.2 million and $451.7 million, respectively, as compared to the same periods in the prior fiscal year is primarily due to increased costs as a result of the acquisition of TS. The quarter and year to date increase in SG&A as a percentage of net sales as compared to the same periods in the prior fiscal year is also primarily due to the acquisition of TS including higher costs incurred to support the increase in the more complex, higher margin data center business.
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three and nine months ended October 31, 2017 and 2016 are comprised of the following:

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)
Professional services	$10.7	$4.0	$37.7	$5.3
Restructuring costs	6.9	—	24.2	—
Transaction related costs	1.9	8.5	19.2	9.2
Other	10.2	0.5	20.8	0.5
Total	$29.7	$13.0	$101.9	$15.0

We incurred transaction related costs of $19.2 million during the nine months ended October 31, 2017. During the fiscal year ended January 31, 2017, we recorded total transaction related costs of $12.1 million, including $9.2 million in the nine months ended October 31, 2016, for an inception to date cumulative total of $31.3 million.

Excluding transaction related costs, we incurred acquisition, integration and restructuring expenses of $82.7 million during the nine months ended October 31, 2017. During the fiscal year ended January 31, 2017, we recorded $16.9 million of acquisition, integration and restructuring expenses, for an inception to date cumulative total of $99.6 million. We expect to incur additional costs of approximately $50 million through the end of fiscal 2019, resulting in a cumulative total of $150 million of acquisition, integration and restructuring expenses, exclusive of transaction related costs.

LCD SETTLEMENTS AND OTHER, NET

We have been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. We reached settlement agreements with certain manufacturers during the nine months ended October 31, 2017 and 2016, and have recorded these amounts net of attorney fees and other expenses.

OPERATING INCOME

CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three and nine months ended October 31, 2017 and 2016:

QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)
Operating income	$79.6	$62.9	$258.2	$188.8
Acquisition, integration and restructuring expenses	29.7	13.0	101.9	15.0
LCD settlements and other, net	—	—	(41.3)	(4.1)
Value added tax assessments	—	—	—	1.0
Acquisition-related intangible assets amortization expense	26.4	5.2	68.0	16.1
Non-GAAP operating income	$135.7	$81.1	$386.8	$216.8

CONSOLIDATED COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $16.7 million and $69.4 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix, primarily due to the acquisition of TS. This increase was partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense. The increase in operating income for the nine months ended October 31, 2017 was also due to an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays.

•
The quarter and year to date increase in non-GAAP operating income of $54.6 million and $170.0 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

AMERICAS

QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)
Operating income - Americas	$55.6	$32.4	$194.4	$104.9
Acquisition, integration and restructuring expenses	14.1	9.5	58.6	10.5
LCD settlements and other, net	—	—	(42.6)	(4.1)
Value added tax assessments	—	—	—	(0.4)
Acquisition-related intangible assets amortization expense	15.8	0.6	38.3	1.7
Non-GAAP operating income - Americas	$85.5	$42.5	$248.7	$112.6

AMERICAS COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $23.2 million and $89.5 million, respectively, as compared to the same periods of the prior fiscal year is due to an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS. This increase was partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense. The increase in operating income for the nine months ended October 31, 2017 was also due to an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays.

•
The quarter and year to date increase in non-GAAP operating income of $43.0 million and $136.1 million, respectively, as compared to the same periods in the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

EUROPE

QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)
Operating income - Europe	$29.9	$34.0	$73.2	$94.9
Acquisition, integration and restructuring expenses	14.1	3.5	40.4	4.5
LCD settlements and other, net	—	—	1.3	—
Value added tax assessments	—	—	—	1.5
Acquisition-related intangible assets amortization expense	9.4	4.7	26.1	14.3
Non-GAAP operating income - Europe	$53.4	$42.2	$141.0	$115.2

EUROPE COMMENTARY

•
GAAP operating income decreased by $4.1 million and $21.7 million for the three and nine months ended October 31, 2017, respectively, primarily due to an increase in acquisition, integration and restructuring expenses and an increase in SG&A, including an increase in acquisition-related intangible assets amortization expense. This decrease was partially offset by an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS.

•
The quarter to date and year to date increase in non-GAAP operating income of $11.2 million and $25.8 million, respectively, compared to the prior year is due to an increase in net sales and favorable changes in product mix partially offset by an increase in SG&A expenses, primarily due to the acquisition of TS.

ASIA-PACIFIC

	Three months ended October 31, 2017		Nine months ended October 31,
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$2.4	0.82%	$11.8	1.53%
Acquisition, integration and restructuring expenses	0.3		0.4
Acquisition-related intangible assets amortization expense	1.2		3.6
Non-GAAP operating income - Asia-Pacific	$3.9	1.32%	$15.8	2.05%

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

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
(in millions)
Americas	$55.6	$32.4	$194.4	$104.9
Europe	29.9	34.0	73.2	94.9
Asia-Pacific	2.4	—	11.8	—
Stock-based compensation expense	(8.3)	(3.5)	(21.2)	(11.0)
Total	$79.6	$62.9	$258.2	$188.8

INTEREST EXPENSE

Interest expense increased by $16.4 million to $25.9 million in the third quarter of fiscal 2018 compared to $9.5 million in the third quarter of fiscal 2017. The increase is primarily due to the addition of $10.8 million of interest on the 2017 Senior Notes, as well as $5.5 million of interest related to the Term Loan Credit Agreement. On a year-to-date basis, interest expense increased by $63.8 million to $85.2 million in the first nine months of fiscal 2018 compared to $21.4 million in the first nine months of the prior year. The increase is primarily due to the addition of $32.4 million of interest on the 2017 Senior Notes, as well as $15.5 million of interest related to the Term Loan Credit Agreement and $4.6 million of amortization costs related to a commitment for a bridge loan facility obtained in September 2016 to finance a portion of the acquisition of TS, if necessary. The commitment for the bridge loan facility was terminated on February 27, 2017 in conjunction with the acquisition of TS and associated capital raised as discussed above.

OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund the Company's nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, increased to $1.2 million of income in the third quarter of fiscal 2018 compared to $1.7 million of expense in the third quarter of the prior year, primarily due to higher gains on the investments contained within the life insurance policies of $2.8 million. On a year to date basis, other (income) expense, net, increased to $1.4 million of income in the first nine months of fiscal 2018 compared to $0.5 million of income in the same period of the prior fiscal year. The year to date increase in other (income) expense, net, is primarily due to higher interest income, partially offset by higher discounts on the sale of accounts receivable.

PROVISION FOR INCOME TAXES

The following tables provide a comparison of our provision for income taxes and our effective tax rate for the three and nine months ended October 31, 2017 and 2016:

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended October 31,		Nine months ended October 31,
	2017	2016	2017	2016
Effective tax rate	32.1%	29.3%	33.8%	30.8%

The increase in the effective tax rate of 2.8% in the quarter ended October 31, 2017 and 3.0% in the nine months ended October 31, 2017 as compared to the same periods in the prior fiscal year is primarily the result of the relative mix of earnings and losses within the tax jurisdictions in which we operate and the impact of certain unfavorable discrete tax items. The increase in the absolute dollar value of the provision for income taxes in the third quarter and first nine months of fiscal 2018 as compared to the same periods in the prior fiscal year is primarily due to the relative mix of earnings and losses within the tax jurisdictions in which we operate, the impact of certain unfavorable discrete tax items and an increase in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following tables provide an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended October 31, 2017 and 2016 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended October 31:	2017	2016	2017	2016
(in millions, except per share data)
GAAP results	$37.3	$36.5	$0.97	$1.03
Acquisition, integration and restructuring expenses	29.7	13.0	0.77	0.37
Acquisition-related intangible assets amortization expense	26.4	5.2	0.69	0.15
Acquisition-related financing expenses	—	3.4	—	0.10
Income tax effect of the above adjustments	(16.7)	(7.2)	(0.43)	(0.21)
Non-GAAP results	$76.7	$50.9	$2.00	$1.44

YEAR TO DATE RESULTS

The following tables provide an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the nine months ended October 31, 2017 and 2016 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Nine months ended October 31:	2017	2016	2017	2016
(in millions, except per share data)
GAAP results	$115.4	$116.3	$3.03	$3.29
Acquisition, integration and restructuring expenses	101.9	15.0	2.68	0.42
LCD settlements and other, net	(41.0)	(4.1)	(1.08)	(0.12)
Value added tax assessments	—	1.3	—	0.04
Acquisition-related intangible assets amortization expense	68.0	16.1	1.78	0.45
Acquisition-related financing expenses	8.8	3.4	0.23	0.10
Income tax effect of the above adjustments	(39.6)	(9.8)	(1.04)	(0.27)
Non-GAAP results	$213.5	$138.2	$5.60	$3.91

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of October 31, 2017 and 2016, and January 31, 2017 and 2016.

NET CASH DAYS

As of:	October 31, 2017	January 31, 2017	As of:	October 31, 2016	January 31, 2016
DSO	48	37	DSO	40	37
DOS	31	27	DOS	33	27
DPO	(58)	(49)	DPO	(51)	(44)
Net cash days	21	15	Net cash days	22	20

CASH FLOWS

The following table summarizes Tech Data’s Consolidated Statement of Cash Flows:

Nine months ended October 31:	2017	2016
(in millions)
Net cash provided by (used in):
Operating activities	$440.4	$211.5
Investing activities	(2,463.6)	(33.6)
Financing activities	406.6	(20.4)
Effect of exchange rate changes on cash and cash equivalents	53.7	2.9
Net (decrease) increase in cash and cash equivalents	$(1,562.9)	$160.4

The increase of $228.9 million in cash resulting from operating activities in the first nine months of fiscal 2018 compared to the same period of the prior year is primarily due to changes in working capital including an increase in days of purchases outstanding, as well as the impact of the acquisition of TS.

The increase in net cash used in investing activities of approximately $2.4 billion is primarily due to approximately $2.25 billion in cash paid for the acquisition of TS, net of cash acquired, and approximately $156 million paid to purchase certain logistics centers and office facilities upon termination of our synthetic lease arrangement (see further discussion in Note 10 of Notes to Consolidated Financial Statements).

The increase in net cash provided by financing activities of $427.0 million is primarily due to net borrowings under the Term Loan Credit Agreement of $800.0 million, partially offset by the repayment of our $350 million 3.75% Senior Notes upon maturity.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 41% at October 31, 2017. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At October 31, 2017, we had approximately $562.6 million in cash and cash equivalents, of which $512.6 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the United States to fund current and expected future working capital requirements. Historically, the Company has utilized and reinvested cash earned outside the United States to fund foreign operations and expansion, and plans to continue reinvesting such earnings and future earnings indefinitely outside of the United States. If the Company’s plans for the use of cash earned outside of the United States change in the future, cash and cash equivalents held by our foreign subsidiaries may not be repatriated to the United States without potential negative income tax consequences.

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

In September 2012, we issued $350.0 million aggregate principal amount of 3.75% Senior Notes (the "3.75% Senior Notes"). The 3.75% Senior Notes matured on September 21, 2017 and we paid the remaining principal balance of $350.0 million.

Other credit facilities

We have a $1.0 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, and (iii) the ability to increase the facility to a maximum of $1.25 billion, subject to certain conditions. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2017 and January 31, 2017.

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

We may repay the 2020 Term Loans and 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. During the nine months ended October 31, 2017, we made principal payments of $150 million and $50 million, respectively, on the 2020 Term Loans and 2022 Term Loans. At October 31, 2017, there was $100 million outstanding on the 2020 Term Loans and $700 million outstanding on the 2022 Term Loans.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $1.371 billion and $748.6 million at October 31, 2017 and January 31, 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of August 8, 2019 and we pay interest on advances at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2017 and January 31, 2017.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $476.1 million at October 31, 2017 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $109.1 million outstanding on these facilities at October 31, 2017, at a weighted average interest rate of 6.10%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.

At October 31, 2017, we had also issued standby letters of credit of $28.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2017, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2017 and January 31, 2017, we had a total of $672.4 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended October 31, 2017 and 2016, discount fees recorded under these facilities were $1.8 million and $1.6 million, respectively, and during the nine months ended October 31, 2017 and 2016, discount fees recorded under these facilities were $5.9 million and $4.3 million, respectively. These discount fees are included as a component of "other (income) expense, net" in our Consolidated Statement of Income.

CONTRACTUAL OBLIGATIONS
As of October 31, 2017, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under an agreement for data center services, are as follows (in millions):

	Operating leases	Debt (1)	Total
Fiscal year:
2018 (remaining 3 months)	$19.6	$116.0	$135.6
2019	60.5	88.6	149.1
2020	51.9	109.1	161.0
2021	46.8	241.4	288.2
2022	28.6	135.4	164.0
Thereafter	53.0	1,643.4	1,696.4
Total payments	260.4	2,333.9	2,594.3
Less amounts representing interest	—	(405.0)	(405.0)
Total principal payments	$260.4	$1,928.9	$2,189.3

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the Term Loan Credit Agreement based on the applicable interest rate as of October 31, 2017. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

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
In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under its Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. As of October 31, 2017, there was $800 million outstanding under the Term Loan Credit Agreement. As amounts due under the Term Loan Credit Agreement incur interest at a variable rate, any changes in the LIBOR rate could result in corresponding changes in our interest expense depending on the amount outstanding under the facility.
No further material changes have occurred in our market risks since January 31, 2017.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of fiscal 2018, the Company acquired the Technology Solutions business ("TS") of Avnet, Inc. Refer to Note 3 -Acquisitions in the Notes to Consolidated Financial Statements for further discussion of the acquisition. The Company is currently in the process of integrating the internal controls and procedures of TS into its internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, the Company will include the internal controls and procedures of TS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2019 fiscal year.

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During the second quarter of fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. Although the Company believes that the Spanish subsidiary's defense to the assessments has solid legal grounds and is continuing to vigorously defend its position by appealing to the Spanish Supreme Court, certain of the amounts assessed for fiscal years 1994 and 1995 are not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during the nine months ended October 31, 2016, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income. The Company estimates the probable liability for these remaining assessments, including various penalties and interest, was approximately $8.0 million at October 31, 2017 which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $22.8 million at October 31, 2017. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2017 and January 31, 2017; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 31, 2017 and 2016; (iv) Consolidated Statement of Cash Flows for the nine months ended October 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer; Chairman of the Board of Directors	November 29, 2017
Robert M. Dutkowsky

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	November 29, 2017
Charles V. Dannewitz

/s/ JEFFREY L. TAYLOR	Senior Vice President, Corporate Controller (principal accounting officer)	November 29, 2017
Jeffrey L. Taylor