Form 10-K
period 2018-01-31
TECH DATA CORP
filed 2018-03-22
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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
  Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates was $3,873,196,544 based on the reported last sale price of common stock on July 31, 2017 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 16, 2018
Common stock, par value $.0015 per share	38,164,151

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders to be held on June 6, 2018, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1.    Business.

In this report, we use the terms "Tech Data,” "we," "our," "us" or the “Company” to refer to Tech Data Corporation and its consolidated subsidiaries.

OVERVIEW
Tech Data Corporation is one of the world’s largest wholesale distributors of technology products. We serve as a vital link in the ever-evolving technology ecosystem by bringing products from the world's leading technology vendors to market, as well as helping our customers create solutions best suited to maximize business outcomes for their end-user customers. Our customers include value-added resellers (“VARs”), direct marketers, retailers and corporate resellers who support the diverse technology needs of end users.
Tech Data was incorporated in 1974 to market data processing supplies to end users of mini and mainframe computers. With the advent of microcomputer dealers, we made the transition to a wholesale technology distributor in 1983 by broadening our product line to include personal computer products and withdrawing entirely from end-user sales. We went public with the initial public offering of Tech Data’s stock in 1986 on the NASDAQ Stock Exchange.
From fiscal 1989 through fiscal 2008, we expanded geographically through the acquisition of several distribution companies in the Americas and Europe, strengthening our position in certain product and customer segments. From fiscal 2008 to fiscal 2016, we continued to expand geographically, and to further diversify our products and solutions portfolio through organic investments and acquisitions, primarily focused on the data center, mobility, and software product categories.
On September 19, 2016, we entered into an interest purchase agreement, as subsequently amended, with Avnet, Inc. (“Avnet”) to acquire Avnet's Technology Solutions business ("TS"). TS delivered technology services, software, hardware and solutions across the data center. The acquisition of TS was completed on February 27, 2017. We acquired TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of Tech Data common stock. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement (see further discussion in Note 5 of Notes to Consolidated Financial Statements).
We believe TS strengthens our end-to-end solutions portfolio and deepens our value added capabilities in the data center and next-generation technologies. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of next-generation technologies that drive and complement the data center in this market.

VENDORS AND CUSTOMERS
Our value proposition to our vendors:

•
Access to highly fragmented markets - We provide our vendors access to large and highly fragmented markets such as the small- and medium-sized business (“SMB”) sector, which relies on VARs, our primary customer base, to gain access to and support for new technology.

•	Variable-cost route to market - We serve as an efficient, cost effective route to market for our vendors by providing them with access to resellers throughout the Americas, Europe and Asia Pacific.

•
Logistics management - Our world class logistics capabilities enable us to efficiently bring technology products to market through one of our 27 strategically located logistics centers, by direct shipment from vendors to customers, or virtually through our Tech Data cloud marketplace.

•
Global lifecycle management services - We provide a comprehensive portfolio of services to our vendors, including integration services, supply chain management services, and field, depot and support services, such as field engineering, equipment installation, maintenance, repair and many others.

We distribute and market hundreds of thousands of products from over 1,000 of the world’s leading technology hardware manufacturers and software publishers, as well as suppliers of next-generation technologies and delivery models such as converged and hyper-converged infrastructure, the cloud, security, analytics/Internet of things ("IoT"), and services. These products are typically purchased directly from the vendor on a non-exclusive basis. Conversely, our vendor agreements do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, and customer demand or vendor distribution policies. Overall, we believe that our diversified and evolving product and solutions portfolio provides a solid platform for continued growth.

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for fiscal 2018, 2017 and 2016 (as a percent of consolidated net sales):

	2018	2017	2016
Apple, Inc.	16%	20%	20%
HP Inc.	10%	13%
Hewlett-Packard Company (a)			13%
Cisco Systems, Inc.	10%	10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. The amount presented for fiscal year 2016 represents the sales generated from products purchased from Hewlett-Packard Company prior to the split.
Our value proposition to our customers:

•
End-to-end solutions - We help our customers create comprehensive, multi-vendor solutions from the world's leading technology vendors in order to maximize business outcomes for their end-user customers.

•
Logistics management - Our robust order and logistics management systems enable us to fulfill customer orders quickly and efficiently through one of our 27 strategically located logistics centers, by direct shipment from the vendor, or virtually through our Tech Data cloud marketplace.

•	Financing and inventory management - We provide our customers with access to flexible financing programs and inventory management for the technology products, services and solutions they acquire.

•	Training and technical support - We provide our reseller customers a high level of training and technical support.

•
Global lifecycle management services - We provide our customers with complete customer management solutions, including customer acquisition, enablement and revenue-growth services, such as contract renewals and software license compliance, as well as product configuration/integration services. In addition, we provide our resellers access to a number of special promotions and marketing services on behalf of our vendors.

We serve one of the largest bases of resellers throughout the Americas, Europe and Asia-Pacific. Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of over 125,000 VARs, direct marketers, retailers and corporate resellers. Our VAR customers, in many cases, rely on Tech Data as their principal source of technology products and the related financing for the products. VARs typically prefer not to invest the resources to establish a large number of direct purchasing relationships with vendors or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for their highest volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly. Our customers rely on our expertise and resources to gain vital insights into emerging technologies and to help them capture growth opportunities in a rapidly changing technology landscape. No single customer accounted for more than 10% of our net sales during fiscal 2018, 2017 and 2016.

OUR STRATEGY
We believe technology is changing faster today than at any other point in our company’s history. Digital transformation is reshaping our industry, not only enabling businesses and consumers to engage in more ways than ever before, but changing the way technology is acquired and deployed. Because of this, hybrid models of IT delivery and consumption are emerging, as workloads shift across technology platforms and the physical and virtual worlds become increasingly combined. End-users are demanding solutions that drive business outcomes, and these solutions are end-to-end containing multiple products and software solutions from multiple vendors. As a result, customers are seeking greater integration of products, services and solutions that tie technologies together. Therefore, we believe the IT distributor of the future must be end-to-end, with deep capabilities across the computing continuum to manage the increasingly complex IT ecosystem and deliver the business outcomes the market desires. Our vision for the future is to be the vital link in the IT ecosystem that enables channel partners to bring to market the technology solutions the world needs to connect, learn and advance.
To achieve our vision, we have identified five key elements that we believe define the IT distributor of the future:

•	Global Footprint with Local Execution - Global footprint that ensures we can support our channel partners around the world, with the local knowledge it takes to be successful.

•	End-to-End Portfolio - An end-to-end portfolio of products, services and solutions to enable channel partners to create the best business outcomes for their customers.

•	Specialized Skills - Extensive technical capabilities and deep domain knowledge that span the IT continuum, with the ability to deploy them within specific customer verticals.

•	World-Class IT Systems - A common IT platform that ensures consistent global execution and delivers efficiency and speed for a superior customer experience.

•	Financial Strength - Financial strength and flexibility to invest in next-generation technologies.
These five key elements are the building blocks to Tech Data’s future and our strategic priorities are directly aligned with each of them. To ensure we remain a vital link in the IT ecosystem well into the future, we are focused on the following strategic priorities:

•	Invest in next-generation technologies and delivery models such as converged and hyper-converged infrastructure, the cloud, security, analytics/IOT, and services.

•	Strengthen our end-to-end portfolio of products, services and solutions.

•	Transform our company digitally through greater automation, which we believe will enhance the customer experience, improve productivity and reduce costs.

•	Optimize our global footprint by enhancing the operational efficiency and effectiveness of our businesses around the world.
We believe our focus on these priorities will enable us to achieve our financial objectives of:

•	Growing faster than the industry in select markets by gaining profitable market share in key geographies within select product categories with leading vendors.

•	Improving operating income by growing gross profit faster than operating costs.

•	Delivering a return on invested capital above our weighted average cost of capital.

PRODUCTS AND SERVICES
To enable a specialized approach to the market while maintaining the exceptional service levels that channel partners expect from us, we group our offerings into two primary solutions portfolios:
Endpoint Solutions Portfolio:

•	Our Endpoint Solutions portfolio primarily includes PC systems, mobile phones and accessories, printers, peripherals, supplies, endpoint technology software and consumer electronics.
Advanced Solutions Portfolio:

•
Our Advanced Solutions portfolio includes primarily data center technologies such as storage, networking, servers, advanced technology software and converged and hyper-converged infrastructure. Our Advanced Solutions portfolio also includes our specialized solution businesses.

Our next-generation technology solutions, along with our Global Lifecycle Management Services offerings, span our Endpoint and Advanced Solutions portfolios.

SALES AND ELECTRONIC COMMERCE
Our sales team consists of field sales and inside sales representatives. Our sales representatives receive comprehensive training on our policies, procedures and the technical specifications of products, and attend additional training offered by our vendors. Field sales representatives are typically located in major metropolitan areas in their respective geographies and are supported by inside telemarketing sales teams covering a designated territory. Our team concept provides a strong personal relationship between us and our customers, who typically call our inside sales teams on dedicated telephone numbers or contact us through various electronic methods to place orders. If the product is in stock and the customer has available credit, customer orders are generally shipped the same day from the logistics center nearest the customer or the intended end user.
Customers often utilize our electronic ordering and information systems. Through our e-commerce website, customers can gain remote access to our information systems to place orders, or check order status, inventory availability and pricing. Certain larger customers have electronic data interchange ("EDI") services available whereby orders, order acknowledgments, invoices, inventory status reports, customized pricing information and other industry standard EDI transactions are generated online, which improves efficiency and timeliness for us and our customers.
We realize improved productivity, cost savings, and enhanced customer experience through automation and digitization, and we will continue to invest in and improve our digital ordering and information systems.

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
We compete against several distributors in the Americas market, including Ingram Micro Inc. ("Ingram Micro"), Synnex Corp. ("Synnex"), and Arrow Electronics, Inc. (“Arrow”), along with some regional and local distributors. The competitive environment in Europe is more fragmented, with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Westcon Group, Inc., and Arrow.
We also face competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market. Additionally, certain direct sales relationships between manufacturers, resellers and end-users continue to introduce change into the competitive landscape of our industry. As we expand our business into new areas, we may face increased competition from other distributors as well as vendors. However, we believe vendors will continue to sell their products through distributors such as Tech Data, due to our ability to provide them with access to our broad customer base and serve them in a highly cost-effective and efficient manner. Our logistics management capabilities, as well as our sales and marketing, credit and product management expertise, allow our vendors to expand their market coverage while lowering their selling, inventory and fulfillment costs.

EMPLOYEES
On January 31, 2018, we had over 14,000 employees (as measured on a full-time equivalent basis) in more than forty countries on five continents. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. Prior to the acquisition of TS, we managed our operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, we now manage our operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS.
Over the past several years, we have expanded our presence in certain existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income in connection with such a disposition. For information on our net sales, operating income and identifiable assets by geographic region, see Note 13 of Notes to Consolidated Financial Statements.

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
We attempt to control losses on credit sales by closely monitoring customers’ creditworthiness through our IT systems, which contain detailed information on each customer’s payment history and other relevant information. In certain countries, we have obtained credit insurance that insures a percentage of the credit extended by us to certain customers against possible loss. The Company also has arrangements with certain finance companies that provide inventory financing facilities to our customers as an additional approach to mitigate credit risk. Certain of our vendors subsidize these financing arrangements for the benefit of our customers. We also sell products on a prepayment, credit card and cash-on-delivery basis.

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

EXECUTIVE OFFICERS
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 22, 2018:

Name	Age	Title
Robert M. Dutkowsky	63	Chief Executive Officer, Chairman of the Board of Directors
Charles V. Dannewitz	63	Executive Vice President, Chief Financial Officer
Richard T. Hume	58	Executive Vice President, Chief Operating Officer
Beth E. Simonetti	52	Executive Vice President, Chief Human Resources Officer
John A. Tonnison	49	Executive Vice President, Chief Information Officer
David R. Vetter	58	Executive Vice President, Chief Legal Officer
Joseph H. Quaglia	53	President, Americas
Patrick Zammit	51	President, Europe
Alain Amsellem	58	Senior Vice President, Chief Financial Officer, Europe
Joseph B. Trepani	57	Senior Vice President, Chief Financial Officer, Americas
Jeffrey L. Taylor	51	Senior Vice President, Corporate Controller
Michael Rabinovitch	48	Senior Vice President, Chief Accounting Officer and Controller

Robert M. Dutkowsky, Chief Executive Officer, Chairman of the Board of Directors, joined Tech Data as Chief Executive Officer and was appointed to the Board of Directors in October 2006. Mr. Dutkowsky was elected Chairman of the Board of Directors in June 2017. His career began with IBM where, during his 20-year tenure, he served in several senior management positions including Vice President, Distribution - IBM Asia/Pacific. Prior to joining Tech Data, Mr. Dutkowsky served as President, CEO, and Chairman of the Board of Egenera, Inc. (a software and virtualization technology company), from 2004 until 2006, and served as President, CEO, and Chairman of the Board of J.D. Edwards & Co., Inc. (a software company) from 2002 until 2004. He was President, CEO, and Chairman of the Board of GenRad, Inc. from 2000 until 2002. Starting in 1997, Mr. Dutkowsky was Executive Vice President, Markets and Channels, at EMC Corporation before being promoted to President, Data General, in 1999. Mr. Dutkowsky holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University.
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
Richard T. Hume, Executive Vice President, Chief Operating Officer, joined the Company in March 2016 as Executive Vice President, Chief Operating Officer. Prior to his appointment at the Company, Mr. Hume was employed for more than thirty years at IBM. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science degree in Accounting from Pennsylvania State University.

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
Joseph H. Quaglia, President, Americas, joined the Company in May 2006 as Vice President, East and Government Sales and was promoted to Senior Vice President of U.S. Marketing in November 2007. In February 2012, he was appointed to the additional role of President, TDMobility and he was promoted to President, Americas in November 2013. Prior to joining the Company, Mr. Quaglia held senior management positions with CA Technologies, StorageNetworks Inc. and network software provider Atabok. Mr. Quaglia holds a Bachelor of Science degree in Computer Science from Indiana State University and an M.B.A. from Butler University.
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
Jeffrey L. Taylor, Senior Vice President, Corporate Controller, joined the Company in May 2007 and held the position of Vice President, Corporate Accounting through April 2011. Mr. Taylor rejoined the Company in October 2012 serving in the same capacity until July 2013 when he was appointed Vice President, Assistant Corporate Controller. In June 2015 he was promoted to Senior Vice President, Corporate Controller. Prior to rejoining the Company in October 2012, Mr. Taylor served in executive financial management with a value-added reseller and previously was employed by Deloitte & Touche ("Deloitte") from 1992 to 2003, most recently as Audit Partner in Russia and including three years in Deloitte's U.S. national office in the Quality Assurance and SEC Services groups. Mr. Taylor holds a Bachelor of Science degree in Accounting from San Diego State University. As reported on the Company's Current Report on Form 8-K dated January 25, 2018, Mr. Taylor will be resigning effective March 30, 2018.
Michael Rabinovitch, Senior Vice President, Chief Accounting Officer and Controller, joined the Company on March 1, 2018 to serve as Senior Vice President, Chief Accounting Officer and Controller. The Company plans to appoint Mr. Rabinovitch as the Company’s principal accounting officer following the filing of this Annual Report on Form 10-K. Prior to joining Tech Data, Mr. Rabinovitch, was employed at Office Depot, Inc. from January 2015 to February 2018, where he served as Senior Vice President, Finance and Chief Accounting Officer beginning in March 2017 and Vice President of Finance, North America from January 2015 to March 2017. Prior to joining Office Depot, Inc., Mr. Rabinovitch was the Executive Vice President and Chief Financial Officer of Birks Group, a North American manufacturer and retailer of fine jewelry and luxury timepieces, from 2005 through 2014. Prior to joining Birks Group, Mr. Rabinovitch was Vice President of Finance of Claire’s Stores, Inc., a specialty retailer of fashion jewelry and accessories, from 1999 to 2005. Prior to joining Claire’s Stores, Inc., Mr. Rabinovitch was Vice President of Accounting and Corporate Controller at an equipment leasing company and spent five years with Price Waterhouse. Mr. Rabinovitch is a licensed Certified Public Accountant (inactive) and holds a Bachelor of Science degree in Accounting and Finance from Florida State University.

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
Adverse economic conditions may result in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in gross profits, our operating profits typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand or changes in vendor terms and conditions. Should we experience a decline in operating profits or not achieve the planned level of growth in our acquired company's operations, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales, gross profits and net income.
Our competitors can take more market share by reducing prices on vendor products that contribute the most to our profitability.
The technology distribution industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our customers are not required to purchase any specific volume of products from us and may move business if pricing is reduced by competitors, resulting in lower sales. As a result, we must be extremely flexible in determining when to reduce price to maintain market share and sales volumes and when to allow our sales volumes to decline to maintain the quality of our profitability. We compete with a variety of regional, national and international wholesale distributors, some of which may have greater financial resources than us.

We are dependent on internal information and telecommunications systems, and any failure of these systems, including system security breaches, data protection breaches or other cybersecurity attacks, may negatively impact our business and results of operations.
Cyber-attacks and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving and have been increasing in sophistication in recent years. High profile security breaches leading to unauthorized release of sensitive information have occurred with increasing frequency at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods. While to date, we have not experienced a significant data loss, significant compromise or any material financial losses related to cybersecurity attacks, our systems, those of our customers, and those of our third-party service providers are under constant threat. Cybercrime, including phishing, social engineering, attempts to overload our servers with denial-of-service attacks, or similar disruptions from unauthorized access to our systems, could cause us critical data loss or the disclosure or use of personal or other confidential information. Outside parties may attempt to fraudulently induce employees to disclose personally identifiable information or other confidential information which could expose us to a risk of loss or misuse of this information. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationships with vendors and customers. The occurrence of any of these events could have a material adverse impact on our business and results of operations.
We are dependent on internal information and telecommunications systems, and we are vulnerable to failure of these systems, including through system security breaches, data protection breaches or other cybersecurity attacks. If these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation, drive existing and potential customers away and lead to financial losses from remedial actions, or potential liability, including possible litigation and punitive damages. Failures of our internal information or telecommunications systems may prevent us from taking customer orders, shipping products and billing customers. Sales may also be impacted if our customers are unable to access our pricing and product availability information.

We may not be able to ship products if our third party shipping companies cease operations temporarily or permanently.
We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers. The failure or inability of these shipping companies to deliver products or the unavailability of their shipping services, even temporarily, may have an adverse effect on our business and our operating results.
Natural disasters may negatively impact our business and results of operations.
Certain of our facilities, including our corporate headquarters in Clearwater, Florida, are located in geographic areas that heighten our exposure to hurricanes, tropical storms and other severe weather events. Future weather events could cause severe damage to our property and technology and could cause major disruptions to our operations. We carry property damage and business interruption insurance; however, there can be no assurance that such insurance would be adequate to cover any losses we may incur. As such, a hurricane, tropical storm or severe weather event may have an adverse effect on our business, financial condition or results of operations.
If our vendors do not continue to provide price protection for inventory we purchase from them, our profit from the sale of that inventory may decline.
It is very typical in our industry that the value of inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of many of our vendors to protect distributors from the loss in value of inventory due to technological change or the vendors' price reductions. Some vendors, however, may be unwilling or unable to pay us for price protection claims or products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect us in all cases from declines in inventory value. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect us or that we will be able to successfully manage our existing and future inventories.
Failure to obtain adequate product supplies from our largest vendors, or terminations of a supply or services agreement, or a significant change in vendor terms or conditions of sale by our largest vendors may negatively affect our financial condition or results of operations.
A significant percentage of our revenues are from products we purchase from certain vendors, such as Apple, Inc., HP Inc. and Cisco Systems, Inc. These vendors have significant negotiating power over us and rapid, significant or adverse changes in sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, may reduce the profit we can earn on these vendors' products and result in loss of revenue and profitability. Our gross profit could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. Additionally, changes in vendor payment terms could negatively impact our financial condition. Our standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales), the merger or reorganization of significant vendors or significant changes in terms on their products may adversely affect our business.
We conduct business in countries outside of the U.S., which exposes us to fluctuations in foreign currency exchange rates that result in losses in certain periods.
Approximately 62%, 64% and 65% of our net sales in fiscal 2018, 2017 and 2016 were generated in countries outside of the U.S., which exposes us to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. The realization of any or all of these risks could have a significant adverse effect on our financial results. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. In addition, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.

We have international operations which expose us to risks associated with conducting business in multiple jurisdictions.
Our international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. There can be no assurance that these and other factors will not have an adverse effect on our business.
Changes in tax laws or tax rulings in the jurisdictions in which we operate may materially impact our financial position and results of operations. The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Sharing Project, and has issued and will continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Certain countries are evaluating their tax policies and regulations, which could affect international business and may have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance. On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In fiscal 2018, we recorded income tax expenses of $95.4 million, which represents our reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate (see Note 7 of Notes to Consolidated Financial Statements for further discussion). We are continuing to assess the impacts of the U.S. Tax Reform on our business. Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
In addition, while our labor force in the U.S. is currently non-union, employees of certain other subsidiaries are subject to collective bargaining or similar arrangements. We do business in certain foreign countries where labor disruption is more common than is experienced in the U.S. and some of the freight carriers we use are unionized. A labor strike by a group of our employees, one of our freight carriers, one of our vendors, a general strike by civil service employees or a governmental shutdown could have an adverse effect on our business. Many of the products we sell are manufactured in countries other than the countries in which our logistics centers are located. The inability to receive products into the logistics centers because of government action or labor disputes at critical ports of entry may have an adverse effect on our business.
We may encounter difficulties in fully integrating TS into our business and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisition.
The success of the acquisition of TS will depend, in part, on our ability to realize the anticipated growth opportunities and potential synergies and cost savings from the integration of TS with our existing business. There may be substantial difficulties, costs and delays involved in the integration of TS with our own business, including distracting management from day-to-day operations and costs and delays in implementing common systems and procedures. In addition, the process of integrating the operations of TS could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel or distribution partners. Any one or all of these factors may increase our operating costs or lower our anticipated financial performance. Our failure to fully integrate TS and achieve the expected benefits from the acquisition of TS within a reasonable time frame or at all could have a material adverse effect on our financial condition and results of operations.
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
As of January 31, 2018, we had approximately $1.6 billion of total debt. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. Our overall leverage and terms of our financing could, among other things:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or for general corporate purposes;

•	make it more difficult to satisfy our obligations under the terms of our debt;

•	limit our ability to refinance our debt on terms acceptable to us or at all;

•	make it more difficult to obtain trade credit from vendors;

•	limit our flexibility to plan for and adjust to changing business and market conditions and repurchase shares of our common stock; and

•	increase our vulnerability to general adverse economic and industry conditions.

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
The SEC has requested information from the Company with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013, and the Company is cooperating with the SEC request. See Item 3, “Legal Proceedings.” This pending SEC request for information and other potential proceedings could result in fines and other penalties. We have not reserved any amount in respect of these matters in our consolidated financial statements.
We cannot predict whether monetary losses, if any, we experience in any proceedings related to the restatement will be covered by insurance or whether insurance proceeds recovered will be sufficient to offset such losses. Potential civil or regulatory proceedings may also divert the efforts and attention of our management from business operations.
We cannot predict what losses we might incur from other litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various other claims, lawsuits and pending actions against us. We do not expect that the ultimate resolution of these other matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these other matters.

ITEM 1B. Unresolved Staff Comments.
Not applicable.

ITEM 2. Properties.

Our executive offices are located in Clearwater, Florida. As of January 31, 2018, we operated a total of 27 logistics centers and a number of smaller stocking locations to provide our customers timely delivery of products. These logistic centers are located in the following principal markets:  The Americas - 14, Europe - 11, and Asia-Pacific - 2.
As of January 31, 2018, we leased or owned approximately 9.3 million square feet of space. We own approximately 2.6 million square feet of our facilities in the Americas and lease the majority of our facilities and office space in other regions. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3. Legal Proceedings.

Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 from the Regional Inspection Unit of Spain’s taxing authority that allege the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments to the Madrid Central Economic Administrative Courts beginning in March 2010. During fiscal 2016, the Spanish Supreme Court issued final decisions for the assessments related to fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during fiscal 2016, the Company decreased its accrual for costs associated with this matter by $25.4 million, including $16.4 million related to an accrual for assessments and penalties recorded in “value added tax assessments” and $9.0 million related to accrued interest recorded in “interest expense” in the Consolidated Statement of Income. We paid the remaining assessed amounts for fiscal years 1996 through 2001 of $12.3 million during fiscal 2016.
During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. The Company appealed this opinion to the Spanish Supreme Court, however, certain of the amounts assessed for fiscal years 1994 and 1995 were not eligible to be appealed to the Spanish Supreme Court. As a result, we increased our accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income.
During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, the Company increased its accrual for costs associated with this matter by $2.1 million, including $1.2 million recorded in "value added tax assessments" and $0.9 million recorded in "interest expense" in the Consolidated Statement of Income. As of January 31, 2018, the Company had recorded a liability of approximately $10.7 million, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet, for the entire amount of these remaining assessments, including various penalties and interest.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. We estimate the total exposure related to CIDE tax, including interest, was approximately $23.6 million at January 31, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to our consolidated net assets or liquidity.
The SEC has requested information from us with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013. We are cooperating with the SEC’s request for information.
We are subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. The table below presents the quarterly high and low market prices for our common stock as reported by the NASDAQ. As of March 16, 2018, there were 195 holders of record and we believe that there were 23,895 beneficial holders.

MARKET PRICE

STOCK PERFORMANCE CHART
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2013 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2013
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2013	2014	2015	2016	2017	2018
Tech Data Corporation	100	106	112	123	168	197
NASDAQ Stock Market (U.S.) Index	100	132	151	154	190	210
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	127	142	154	211	229
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

FIVE-YEAR FINANCIAL SUMMARY
Year ended January 31:	2018 (1)	2017	2016	2015	2014
(in thousands, except per share data)
Income statement data:
Net sales	$36,775,011	$26,234,876	$26,379,783	$27,670,632	$26,821,904
Gross profit	2,115,621	1,301,927	1,286,661	1,393,954	1,362,346
Operating income (2) (3) (4) (5)	410,079	291,902	401,428	267,635	227,513
Net income (4) (6) (7)	$116,641	$195,095	$265,736	$175,172	$179,932
Earnings per share—basic	$3.07	$5.54	$7.40	$4.59	$4.73
Earnings per share—diluted	$3.05	$5.51	$7.36	$4.57	$4.71
Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital (8)	$2,095,573	$2,701,472	$1,889,415	$1,834,997	$1,851,447
Total assets	12,652,636	7,931,866	6,358,288	6,136,725	7,167,576
Revolving credit loans and current maturities of long-term debt, net	132,661	373,123	18,063	13,303	43,481
Long-term debt, less current maturities	1,505,248	989,924	348,608	351,576	352,031
Total shareholders' equity	2,921,492	2,169,888	2,005,755	1,960,143	2,098,611

(1)	During fiscal 2018, we completed the acquisition of TS (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

(2)
During fiscal 2018 and 2017, we recorded acquisition, integration and restructuring expenses of $136.3 million and $29.0 million, respectively, associated with the acquisition of TS (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

(3)
During fiscal 2018, 2017, 2016, 2015 and 2014, we recorded gains of $41.3 million, $4.1 million, $98.4 million, $5.1 million and $35.5 million, respectively, associated with legal settlements, net of attorney fees and expenses, with certain manufacturers of LCD flat panel and cathode ray tube displays (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

(4)
During fiscal 2018, 2017, 2016 and 2015, we recorded a net (expense)/benefit in operating income of $(1.2) million, $(1.5) million, $8.8 million and $6.2 million, respectively, related to an accrual for assessments and penalties on VAT matters in our European subsidiaries. During fiscal 2018, 2017 and 2016, we also recorded a net (expense)/benefit in interest expense of $(0.9) million, $(1.1) million and $9.0 million, respectively, related to an accrual for associated interest expense (see Note 12 of Notes to Consolidated Financial Statements for further discussion).

(5)
During fiscal 2015 and 2014, we recorded restatement and remediation related expenses of $22.0 million and $53.8 million, respectively, related to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013.

(6)
During fiscal 2018, we recorded income tax expenses of $95.4 million related to the estimated impact of the enactment of U.S. Tax Reform (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

(7)
During fiscal 2018, 2017, 2015 and 2014, we recorded income tax (expense)/benefits of $(1.2) million, $12.5 million, $19.2 million and $45.3 million primarily related to changes in deferred tax valuation allowances in certain jurisdictions in Europe (see Note 7 of Notes to Consolidated Financial Statements for further discussion). During fiscal 2015, the Company also recorded income tax expenses of $5.6 million related to undistributed earnings on assets held for sale in certain Latin American jurisdictions.

(8)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2018 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW
Tech Data is one of the world’s largest wholesale distributors of technology products. Tech Data serves as a vital link in the evolving technology ecosystem by bringing products from the world's leading technology vendors to market, as well as helping our customers create solutions best suited to maximize business outcomes for their end-user customers. Our customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users.
On September 19, 2016, we entered into an interest purchase agreement, as subsequently amended, with Avnet, Inc. (“Avnet”) to acquire Avnet's Technology Solutions business ("TS"). The acquisition of TS was completed on February 27, 2017. We acquired TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of Tech Data's common stock. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement (see Note 5 of Notes to Consolidated Financial Statements for further discussion).
TS delivers data center hardware and software solutions and services. We believe the TS acquisition strengthens our end-to-end solutions and deepens our value added capabilities in the data center and next-generation technologies. The addition of TS also extends our geographic reach into the Asia-Pacific region while broadening our capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of next-generation technologies that drive and complement the data center in this market. We now manage our business in three geographic segments: the Americas, Europe and Asia-Pacific. The combined business extends our operations into forty countries spread across five continents with over 14,000 employees.
In connection with the acquisition of TS, on January 31, 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027. Additionally, at the completion of the acquisition on February 27, 2017, we borrowed $1.0 billion under our Term Loan Credit Agreement (as defined herein), comprised of $250.0 million aggregate principal amount of three-year term loans and $750.0 million aggregate principal amount of five-year term loans. During fiscal 2018, we repaid our $350.0 million of 3.75% Senior Notes upon maturity and $500.0 million of the borrowings under the Term Loan Credit Agreement.
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform") which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In fiscal 2018, we recorded income tax expenses of $95.4 million, which represents our reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate. The SEC has provided accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider both the recognition of the transition tax and the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretations of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

NON-GAAP FINANCIAL INFORMATION

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), the Company also discloses certain non-GAAP financial information. Certain of these measures are presented as adjusted for the impact of changes in foreign currencies (referred to as “impact of changes in foreign currencies”). Removing the impact of the changes in foreign currencies provides a framework for assessing our financial performance as compared to prior periods. The impact of changes in foreign currencies is calculated by using the exchange rates from the prior year comparable period applied to the results of operations for the current period. The non-GAAP financial measures presented in this document include:

•	Net sales, as adjusted, which is defined as net sales adjusted for the impact of changes in foreign currencies;

•	Gross profit, as adjusted, which is defined as gross profit as adjusted for the impact of changes in foreign currencies;

•	Selling, general and administrative expenses (“SG&A”), as adjusted, which is defined as SG&A as adjusted for the impact of changes in foreign currencies;

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses; LCD settlements and other, net; value added tax assessments; tax indemnifications; restatement and remediation related expenses; loss on disposal of subsidiaries; and acquisition-related intangible assets amortization expense;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses; LCD settlements and other, net; value added tax assessments and related interest expense; tax indemnifications; restatement and remediation related expenses; loss on disposal of subsidiaries; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses; LCD settlements and other, net; value added tax assessments and related interest expense; tax indemnifications; restatement and remediation related expenses; loss on disposal of subsidiaries; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales.

Year ended January 31:	2018	2017	2016
Net sales	100.00%	100.00%	100.00%
Cost of products sold	94.25	95.04	95.12
Gross profit	5.75	4.96	4.88
Operating expenses:
Selling, general and administrative expenses	4.38	3.75	3.76
Acquisition, integration and restructuring expenses	0.37	0.11	—
LCD settlements and other, net	(0.11)	(0.01)	(0.37)
Value added tax assessments	(0.01)	—	(0.03)
	4.63	3.85	3.36
Operating income	1.12	1.11	1.52
Interest expense	0.31	0.14	0.05
Other (income) expense, net	—	(0.01)	0.02
Income before income taxes	0.81	0.98	1.45
Provision for income taxes	0.49	0.24	0.44
Net income	0.32%	0.74%	1.01%

NET SALES

The following tables summarize our net sales and change in net sales by geographic region for the fiscal years ended January 31, 2018, 2017 and 2016 (in billions):

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$36,775	$26,235	$10,540	40.2%
Impact of changes in foreign currencies	(599)	—
Consolidated net sales, as adjusted	$36,176	$26,235	$9,941	37.9%

Americas net sales, as reported	$15,950	$10,385	$5,565	53.6%
Impact of changes in foreign currencies	(31)	—
Americas net sales, as adjusted	$15,919	$10,385	$5,534	53.3%

Europe net sales, as reported	$19,714	$15,850	$3,864	24.4%
Impact of changes in foreign currencies	(560)	—
Europe net sales, as adjusted	$19,154	$15,850	$3,304	20.8%

Asia-Pacific net sales, as reported	$1,111	$—	$1,111	N/A
Impact of changes in foreign currencies	(8)	—
Asia-Pacific net sales, as adjusted	$1,103	$—	$1,103	N/A

2018 - 2017 NET SALES COMMENTARY
AMERICAS

•	The increase in Americas net sales, as adjusted, of approximately $5.5 billion is due to growth in data center and software products, primarily due to the impact of the acquisition of TS.
EUROPE

•
The increase in Europe net sales, as adjusted, of approximately $3.3 billion is due to growth in data center and software products, primarily due to the impact of the acquisition of TS, as well as growth in mobility products. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of approximately $1.1 billion is due to the acquisition of TS, with net sales primarily in data center and software products.

Year ended January 31:	2017	2016	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$26,235	$26,380	$(145)	(0.5)%
Impact of changes in foreign currencies	502	—
Consolidated net sales, as adjusted	$26,737	$26,380	$357	1.4%

Americas net sales, as reported	$10,385	$10,357	$28	0.3%
Impact of changes in foreign currencies	29	—
Americas net sales, as adjusted	$10,414	$10,357	$57	0.6%

Europe net sales, as reported	$15,850	$16,023	$(173)	(1.1)%
Impact of changes in foreign currencies	473	—
Europe net sales, as adjusted	$16,323	$16,023	$300	1.9%

2017 - 2016 NET SALES COMMENTARY
AMERICAS

•	The increase in Americas net sales, as adjusted, of $57 million is primarily due to growth in broadline products, partially offset by declines in sales of consumer electronics and software products.

EUROPE

•
The increase in Europe net sales, as adjusted, of $300 million is primarily due to growth in broadline and mobility products. The impact of changes in foreign currencies is primarily due to the weakening of the British pound against the U.S. dollar.

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the fiscal years ended January 31, 2018, 2017 and 2016:

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
Gross profit, as reported	$2,116	$1,302	$814	62.5%
Impact of changes in foreign currencies	(34)	—
Gross profit, as adjusted	$2,082	$1,302	$780	59.9%

Year ended January 31:	2017	2016	$ Change	% Change
(in millions)
Gross profit, as reported	$1,302	$1,287	$15	1.2%
Impact of changes in foreign currencies	24	—
Gross profit, as adjusted	$1,326	$1,287	$39	3.0%

COMMENTARY

2018 - 2017

•
The increase in gross profit, as adjusted, of $780 million and the increase in our year-over-year gross profit as a percentage of net sales is primarily attributable to increased sales volume and changes in product mix, both of which were significantly driven by the acquisition of TS.

2017 - 2016

•
The increase in gross profit, as adjusted, of $39 million is primarily due to an increase in net sales volume, as adjusted for the impact of changes in foreign currencies, and changes in vendor and product mix. The increase in our year-over-year gross profit as a percentage of net sales is primarily attributable to changes in vendor and product mix.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following tables provide a comparison of our selling, general and administrative expenses:

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
SG&A, as reported	$1,609	$984	$625	63.5%
Impact of changes in foreign currencies	(23)	—
SG&A, as adjusted	$1,586	$984	$602	61.2%

SG&A as a percentage of net sales, as reported	4.38%	3.75%		63 bps

The increase in SG&A, as adjusted, of approximately $602 million is primarily due to increased costs as a result of the acquisition of TS. The increase in SG&A as a percentage of net sales as compared to the prior fiscal year is also primarily due to the acquisition of TS including higher costs incurred to support the more complex, higher margin data center business.

Year ended January 31:	2017	2016	$ Change	% Change
(in millions)
SG&A, as reported	$984	$992	$(8)	(0.8)%
Impact of changes in foreign currencies	15	—
SG&A, as adjusted	$999	$992	$7	0.7%

SG&A as a percentage of net sales, as reported	3.75%	3.76%		(1) bps

The increase in SG&A, as adjusted, of $7 million is primarily due to increased payroll expenses of $6.8 million related to the Company’s nonqualified deferred compensation plan, which are substantially offset by gains recorded in other (income) expense, net on investments used to fund the plan.

ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES

Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses, as well as other IT related costs, incurred as part of the integration of TS.

Acquisition, integration and restructuring expenses for fiscal 2018 and 2017 are comprised of the following:

Year ended:	January 31, 2018	January 31, 2017
(in millions)
Professional services	$49.6	$14.3
Restructuring costs	35.1	—
Transaction related costs	20.2	12.1
Other	31.4	2.6
Total	$136.3	$29.0

Excluding transaction related costs, we incurred $133 million of total acquisition, integration and restructuring expenses during fiscal 2017 and 2018. We expect to incur additional costs of approximately $32 million in fiscal 2019, resulting in a cumulative total of $165 million of acquisition, integration and restructuring expenses, exclusive of transaction related costs.

LCD SETTLEMENTS AND OTHER, NET

We have been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays. We have reached settlement agreements with certain manufacturers during the periods presented and have recorded these amounts net of attorneys fees and other expenses.

VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters. As a result of those audits, the Spanish subsidiary received notices of assessment related to fiscal years 1994 through 2001 that allege the subsidiary did not properly collect and remit VAT.
During fiscal 2016, the Spanish Supreme Court issued final decisions for fiscal years 1996 through 2001 which barred certain of the assessed amounts. As a result of these decisions, during the year ended January 31, 2016, we decreased our accrual for the assessments and penalties associated with this matter by $16.4 million. During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. We appealed this opinion to the Spanish Supreme Court; however, certain of the amounts assessed for fiscal years 1994 and 1995 were not eligible to be appealed to the Spanish Supreme Court. As a result, during the year ended January 31, 2017, we increased our accrual for the assessments and penalties associated with this matter by $1.5 million. During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, during the year ended January 31, 2018, we increased our accrual for costs associated with the assessments and penalties associated with this matter by $1.2 million (see Note 12 of Notes to Consolidated Financial Statements for further discussion).
In fiscal 2016, we determined we had additional VAT liabilities due in one of our European subsidiaries. As a result, we recorded a charge of $7.6 million during the year ended January 31, 2016 for VAT and associated costs. We have subsequently paid all VAT associated with this matter and filed amended tax returns with the tax authorities.

OPERATING INCOME
The following tables provide a comparison of GAAP operating income ("GAAP OI") and non-GAAP operating income ("non-GAAP OI") on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended January 31, 2018, 2017 and 2016:

2018 - 2017 COMMENTARY

•
The increase in GAAP operating income of $118.2 million as compared to the prior fiscal year is due to an increase in net sales and favorable changes in product mix, primarily due to the acquisition of TS, and an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays. This increase was partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense.

•
The increase in non-GAAP operating income of $263.8 million as compared to the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

2017 - 2016 COMMENTARY

•
The decrease in GAAP operating income of $109.5 million is primarily due to a decrease of $94.3 million in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and $29.0 million of acquisition, integration and restructuring expenses.

•	The increase in non-GAAP operating income of $19.8 million is primarily due to favorable changes in vendor and product mix while net sales remained relatively flat.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2018	2017	2016
(in millions)
Operating income	$410.1	$291.9	$401.4
Acquisition, integration and restructuring expenses	136.3	29.0	—
LCD settlements and other, net	(41.3)	(4.1)	(98.4)
Value added tax assessments	1.7	1.0	(8.8)
Tax indemnifications	6.5	—	—
Restatement and remediation related expenses	—	—	0.8
Loss on disposal of subsidiaries	—	—	0.7
Acquisition-related intangible assets amortization expense	89.4	21.1	23.4
Non-GAAP operating income	$602.7	$338.9	$319.1

AMERICAS

2018 - 2017 COMMENTARY

•
The increase in GAAP operating income of $104.2 million as compared to the prior fiscal year is due to an increase in net sales and favorable changes in product mix, primarily due to the acquisition of TS, and an increase in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays. This increase was partially offset by higher acquisition, integration and restructuring expenses and an increase in SG&A due to the acquisition of TS, including an increase in acquisition-related intangible assets amortization expense.

•
The increase in non-GAAP operating income of $173.7 million as compared to the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by higher SG&A expenses, primarily as a result of the TS acquisition.

2017 - 2016 COMMENTARY

•
The decrease in GAAP operating income of $91.4 million is primarily due to a $94.3 million decrease in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays and $18.0 million of acquisition, integration and restructuring expenses partially offset by favorable changes in vendor and product mix, while net sales remained relatively flat.

•	The increase in non-GAAP operating income of $20.1 million is primarily due to favorable changes in vendor and product mix, while net sales remained relatively flat.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2018	2017	2016
(in millions)
Operating income - Americas	$248.4	$144.2	$235.6
Acquisition, integration and restructuring expenses	75.5	18.0	—
LCD settlements and other, net	(42.6)	(4.1)	(98.4)
Value added tax assessments	0.5	(0.4)	—
Restatement and remediation related expenses	—	—	0.2
Loss on disposal of subsidiaries	—	—	0.7
Acquisition-related intangible assets amortization expense	51.9	2.3	1.8
Non-GAAP operating income - Americas	$333.7	$160.0	$139.9

EUROPE
2018 - 2017 COMMENTARY

•
GAAP operating income increased by $12.0 million when compared to the prior year due to an increase in net sales and favorable changes in product mix primarily due to the acquisition of TS. The increase was partially offset by an increase in acquisition, integration and restructuring expenses and an increase in SG&A, including an increase in acquisition-related intangible assets amortization expense.

•
The increase in non-GAAP operating income of $78.5 million when compared to the prior fiscal year is due to an increase in net sales and favorable changes in product mix partially offset by an increase in SG&A expenses, primarily due to the acquisition of TS.

2017 - 2016 COMMENTARY

•
The decrease in GAAP operating income of $19.1 million is primarily due to acquisition, integration and restructuring expenses of $11.0 million and a net change in the accrual for VAT assessments of $10.2 million.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2018	2017	2016
(in millions)
Operating income - Europe	$173.6	$161.6	$180.7
Acquisition, integration and restructuring expenses	56.2	11.0	—
LCD settlements and other, net	1.3	—	—
Value added tax assessments	1.2	1.4	(8.8)
Tax indemnifications	6.5	—	—
Restatement and remediation related expenses	—	—	0.6
Acquisition-related intangible assets amortization expense	32.5	18.8	21.6
Non-GAAP operating income - Europe	$271.3	$192.8	$194.1

ASIA-PACIFIC

Year ended January 31, 2018:	$ in millions	as a % of net sales

Operating income - Asia-Pacific	$17.5	1.57%
Acquisition, integration and restructuring expenses	0.8
Acquisition-related intangible assets amortization expense	5.0
Non-GAAP operating income - Asia-Pacific	$23.3	2.09%

Asia-Pacific results are attributable entirely to the acquisition of TS as we had no operations in the region prior to the acquisition.

OPERATING INCOME BY REGION

We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company excludes stock-based compensation expense from the segment information. The following table summarizes our operating income by geographic region.

Year ended January 31:	2018	2017	2016
(in millions)
Americas	$248.4	$144.2	$235.6
Europe	173.6	161.6	180.7
Asia-Pacific	17.5	—	—
Stock-based compensation expense	(29.4)	(13.9)	(14.9)
Total	$410.1	$291.9	$401.4

INTEREST EXPENSE

				% Change:
Year ended January 31:	2018	2017	2016	2018 to 2017	2017 to 2016
(in millions)
Interest expense	$112.2	$36.8	$14.5	204.9%	153.8%
Percentage of net sales	0.31%	0.14%	0.05%

The increase in interest expense in fiscal 2018 compared to fiscal 2017 of $75.4 million is primarily due to higher interest expense on the Senior Notes of approximately $41 million due to the issuance of $1.0 billion of Senior Notes on January 31, 2017, partially offset by the maturity of $350 million of Senior Notes in September 2017. Additionally, interest expense increased due to approximately $24 million of expenses related to the Term Loan Credit Agreement and higher average borrowings on other credit facilities. These amounts were partially offset by a decrease of approximately $7 million in costs related to a commitment for a bridge loan facility obtained in September 2016. The commitment for the bridge loan facility was terminated on February 27, 2017 in conjunction with the acquisition of TS.

The increase in interest expense for fiscal 2017 compared to fiscal 2016 is primarily due to $11.9 million of acquisition-related financing expenses primarily related to our bridge loan facility recorded during fiscal 2017 and a $9.0 million benefit recorded in fiscal 2016 for the reversal of interest expense previously accrued due to the Spanish Supreme Court decision in connection with VAT assessments in Spain (see Note 12 of Notes to Consolidated Financial Statements for further discussion).

OTHER (INCOME) EXPENSE, NET

Year ended January 31:	2018	2017	2016
(in millions)
Other (income) expense, net	$(1.2)	$(1.7)	$4.5
Percentage of net sales	—%	(0.01)%	0.02%

Other (income) expense, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. The change in other (income) expense, net, in fiscal 2018 compared to fiscal 2017 is primarily attributable to higher gains on the investments contained within life insurance policies of $3.1 million, partially offset by higher discounts on the sale of accounts receivable of $2.9 million.

The change in other (income) expense, net, during fiscal 2017 compared to fiscal 2016 is primarily attributable to higher gains on the investments contained within life insurance policies of $6.8 million. These gains on investments are substantially offset in our payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
2018 - 2017 COMMENTARY

The increase in the effective tax rate of approximately 37 percentage points in fiscal 2018 as compared to fiscal 2017 is primarily due to the impact of the following:

•	In fiscal 2018, we recorded income tax expenses of $95.4 million related to the impact of the enactment of U.S. Tax Reform.

•	In fiscal 2017, we recorded income tax benefits of $12.5 million related to the reversal of valuation allowances in specific jurisdictions in Europe, which had been recorded in prior fiscal years.

•	In fiscal 2018, we recorded a benefit in income tax expense of $6.5 million related to the reduction of certain liabilities for unrecognized tax benefits recorded for TS at the date of acquisition.

•	The effective tax rates for both fiscal 2018 and fiscal 2017 were impacted by the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

The increase in the absolute dollar amount of the provision for income taxes in fiscal 2018 as compared to fiscal 2017 is primarily due to the impact of U.S. Tax Reform, the reversal of certain valuation allowances in fiscal 2017 and an increase in taxable earnings, partially offset by the reduction of certain liabilities for unrecognized tax benefits recorded for TS at the date of acquisition.

U.S. Tax Reform

On December 22, 2017, the U.S. federal government enacted U.S. Tax Reform which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In fiscal 2018, we recorded income tax expenses of $95.4 million, which represents our reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate.

The SEC has provided accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider both the recognition of the transition tax and the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretations of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

For the fiscal year ending January 31, 2019, we expect that the impact of U.S. Tax Reform will reduce our worldwide effective tax rate by approximately 3% to 5%, primarily due to the reduction in the U.S. federal corporate income tax rate, partially offset by the new provisions related to Global Intangible Low-Taxed Income ("GILTI") that taxes a portion of our foreign-based earnings. The Company is continuing to assess the impact of U.S. Tax Reform on its future operations.

Tax Indemnifications

In connection with the acquisition of TS, pursuant to the interest purchase agreement, Avnet agreed to indemnify the Company in relation to certain tax matters. As a result, we recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits. During the year ended January 31, 2018, due to the expiration of statutes of limitation, we recorded a benefit in income tax expense of $6.5 million related to the reduction of certain liabilities recorded for unrecognized tax benefits at the date of acquisition. As a result, we recorded an expense of $6.5 million during the year ended January 31, 2018, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income, to reduce the corresponding indemnification asset. The net reduction of these liabilities for unrecognized tax benefits and indemnification assets had no impact on our net income.

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

NET INCOME AND EARNINGS PER SHARE - DILUTED
The following tables provide a comparison of GAAP net income and earnings per share-diluted and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the fiscal years ended January 31, 2018, 2017 and 2016 ($ in millions, except per share data):

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME AND EARNINGS PER SHARE-DILUTED

	Net Income			Earnings per Share-Diluted
Year ended January 31:	2018	2017	2016	2018	2017	2016
(in millions)
GAAP Results	$116.6	$195.1	$265.7	$3.05	$5.51	$7.36
Acquisition, integration and restructuring expenses	136.3	29.0	—	3.57	0.82	—
LCD settlements and other, net	(41.0)	(4.1)	(98.4)	(1.07)	(0.12)	(2.73)
Value added tax assessments and related interest expense	2.6	1.4	(17.8)	0.06	0.04	(0.49)
Tax indemnifications	6.5	—	—	0.17	—	—
Restatement and remediation related expenses	—	—	0.8	—	—	0.02
Loss on disposal of subsidiaries	—	—	0.7	—	—	0.02
Acquisition-related intangible assets amortization expense	89.4	21.1	23.4	2.34	0.60	0.65
Acquisition-related financing expenses	8.8	11.9	—	0.23	0.33	—
Income tax effect of tax indemnifications	(6.5)	—	—	(0.17)	—	—
Income tax effect of other adjustments above	(61.0)	(16.7)	33.8	(1.60)	(0.47)	0.94
Change in deferred tax valuation allowances	1.2	(12.5)	—	0.03	(0.35)	—
Impact of U.S. Tax Reform	95.4	—	—	2.50	—	—
Non-GAAP results	$348.3	$225.2	$208.2	$9.11	$6.36	$5.77

IMPACT OF INFLATION
During the fiscal years ended January 31, 2018, 2017 and 2016, we do not believe that inflation had a material impact on our consolidated results of operations or on our financial position.

SEASONALITY

Our quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on our quarterly operating results. Recent historical seasonal variations have included an increase in European demand during our fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower SG&A as a percentage of net sales in the region and on a consolidated basis during the second half of our fiscal year, particularly in our fourth quarter. Additionally, the life cycles of major products, as well as the impact of acquisitions and divestitures, may also materially impact our business, financial condition, or results of operations (see Note 14 of Notes to Consolidated Financial Statements for further information regarding our quarterly results).

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of January 31, 2018, 2017, 2016 and 2015.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Year ended January 31:	2018	2017	2016
(in millions)
Net cash provided by (used in):
Operating activities	$1,097.1	$656.8	$193.9
Investing activities	(2,481.8)	(42.2)	(41.8)
Financing activities	119.9	976.5	(148.2)
Effect of exchange rate changes on cash and cash equivalents	94.8	3.3	(15.7)
Net (decrease) increase in cash and cash equivalents	$(1,170.0)	$1,594.4	$(11.8)

OPERATING ACTIVITIES
The increase in cash resulting from operating activities in fiscal 2018 compared to fiscal 2017 is primarily due to changes in payment terms with certain vendors, an increase in amounts sold under accounts receivable purchase agreements and the impacts of the acquisition of TS, including changes in working capital as compared to the date of acquisition.
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
The significant components of our investing and financing cash flow activities are listed below.

INVESTING ACTIVITIES
2018

•	$2.25 billion in cash paid for the acquisition of TS, net of cash acquired

•
$156 million paid to purchase certain logistics centers and office facilities upon termination of our synthetic lease arrangement (see Note 3 of Notes to Consolidated Financial Statements for further discussion)

2017

•	$39.3 million of capital expenditures
2016

•	$34.0 million of capital expenditures

•	$27.8 million of cash paid for the acquisition of Signature Technology Group, Inc.

•	$20.0 million of proceeds from the sale of our subsidiaries in Chile and Peru

FINANCING ACTIVITIES
2018

•	Net borrowings under the Term Loan Credit Agreement of $500.0 million

•	Repayment of $350.0 million 3.75% Senior Notes upon maturity
2017

•	$992.2 million of net cash proceeds from the issuance of Senior Notes

•	$15.3 million of acquisition-related financing costs
2016

•	$147.0 million paid for the repurchase of shares of common stock under our share repurchase program

•	$5.9 million of net borrowings on our revolving credit lines

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 36% at January 31, 2018. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At January 31, 2018, we had approximately $955.6 million in cash and cash equivalents, of which approximately $888.8 million was held in our foreign subsidiaries.  As discussed above, we currently have sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. Historically, we have utilized and reinvested cash earned outside the U.S. to fund foreign operations and expansion. We are currently in process of evaluating the use of our foreign cash due to the enactment of U.S. Tax Reform (see Note 7 of Notes to Financial Statements for further discussion).

The following is a discussion of our various financing facilities:

Senior notes
In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due February 15, 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due February 15, 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.9 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.5 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company outstanding from time to time.

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

In September 2012, we issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the "3.75% Senior Notes"). The 3.75% Senior Notes were repaid on maturity on September 21, 2017.

Other credit facilities

We have a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2018 and 2017.

We entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250.0 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750.0 million and maturing five years after the funding date. We pay interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. In connection with the acquisition of TS on February 27, 2017, we borrowed $1.0 billion under our Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The borrowings were comprised of a $250.0 million tranche of three-year senior unsecured term loans (the “2020 Term Loans”) and a $750.0 million tranche of five-year senior unsecured term loans (the “2022 Term Loans”). The 2020 Term Loans were repaid in full during fiscal 2018.

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. We may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. During fiscal 2018, we made principal payments of $250.0 million on the 2022 Term Loans. At January 31, 2018, there was $500.0 million outstanding on the 2022 Term Loans.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $1.483 billion and $748.6 million at January 31, 2018 and 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of August 8, 2019, and interest is to be paid on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2018 and 2017.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $485.3 million at January 31, 2018 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $119.8 million outstanding on these facilities at January 31, 2018, at a weighted average interest rate of 6.07%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.

At January 31, 2018, we had also issued standby letters of credit of $28.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2018, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2018 and 2017, we had a total of $687.2 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2018, 2017 and 2016, discount fees recorded under these facilities were $9.0 million, $6.1 million and $4.4 million, respectively, which are included as a component of "other (income) expense, net" in the Consolidated Statement of Income.

CONTRACTUAL OBLIGATIONS
As of January 31, 2018, future payments of debt and amounts due under future minimum lease payments, including minimum commitments under agreements for data center services, are as follows:

(in millions)	Operating leases	Debt (1)	U.S. Tax Reform (2)	Total
Fiscal year:
2019	$65.0	$192.4	$10.4	$267.8
2020	63.8	66.6	7.9	138.3
2021	53.6	63.8	7.9	125.3
2022	35.5	73.0	7.9	116.4
2023	28.3	1,022.8	7.9	1,059.0
Thereafter	40.2	611.3	59.1	710.6
Total payments	286.4	2,029.9	101.1	2,417.4
Less amounts representing interest	—	(383.3)	—	(383.3)
Total principal payments	$286.4	$1,646.6	$101.1	$2,034.1

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the Term Loan Credit Agreement based on the applicable interest rate as of January 31, 2018. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

(2)
Represents our estimated obligation under U.S. Tax Reform to pay the transition tax on certain non-U.S. earnings over eight years, which has been calculated on a provisional basis (see Note 7 of Notes to Consolidated Financial Statements for further discussion).

Fair value renewal and escalation clauses exist for a substantial portion of the operating leases included above. Purchase orders for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current demand expectations and are fulfilled by our vendors within short time horizons. We do not have significant non-cancelable agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant, other than agreements for data center services included above, and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

We also provide additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where we would be required to perform if the customer is in default with the finance company related to purchases made from us. We review the underlying credit for these guarantees at least annually. As of January 31, 2018 and 2017, the outstanding amount of guarantees under these arrangements totaled $3.3 million and $3.7 million, respectively. We believe that, based on historical experience, the likelihood of a material loss pursuant to the above inventory repurchase obligations and guarantees is remote.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventory, vendor incentives, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Inventory
We value our inventory at the lower of its cost or net realizable value, cost being determined on a moving average cost basis, which approximates the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results.
Vendor Programs
We participate in various vendor programs under which the vendor may provide certain incentives such as cooperative advertising allowances, infrastructure funding, more favorable payment terms, early pay discounts and rebate agreements. These programs are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these programs are negotiated on an ad-hoc basis mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives for specifically identified cooperative advertising programs and infrastructure funding are recorded when earned as adjustments to cost of products sold or selling, general and administrative expenses, depending on the nature of the program.

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
Goodwill, Intangible Assets and Other Long-Lived Assets
We perform an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of our goodwill analysis, we have three reporting units, which are also our operating segments. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is performed. The quantitative impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions, and other relevant factors. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. We performed our annual goodwill impairment test during fiscal 2018, which indicated that the estimated fair value of our Asia-Pacific reporting unit exceeded its carrying value by less than 5% as of the goodwill impairment testing date. The goodwill allocated to our Asia-Pacific reporting unit as of January 31, 2018 was $85 million. If actual results in our Asia-Pacific reporting unit are substantially lower than the projections used in our valuation methodology, if market discount rates substantially increase or our market capitalization substantially decreases, our future valuations could be adversely affected, potentially resulting in a future impairment of goodwill.
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
In order to provide an assessment of our foreign currency exchange rate risk, we performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $2.7 million and $1.4 million at January 31, 2018 and 2017, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of January 31, 2018, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
We are also exposed to changes in interest rates primarily as a result of our debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 61% and 98%, respectively, of our outstanding debt had fixed interest rates at January 31, 2018 and 2017. We utilize various financing instruments, such as receivables securitization, leases, revolving credit facilities and trade receivable purchase facilities, to finance working capital needs. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. A one percentage point change in average interest rates would cause interest expense in fiscal 2019 to increase by $6.2 million based on the Company's outstanding variable rate debt at January 31, 2018.

ITEM 8. Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries (the “Company“) as of January 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders‘ equity, and cash flows, for each of the three fiscal years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2000.
Tampa, Florida
March 22, 2018

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

As of January 31:	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$955,628	$2,125,591
Accounts receivable, less allowances of $90,424 and $38,767	5,783,666	3,047,927
Inventories	3,065,218	2,118,902
Prepaid expenses and other assets	288,178	119,906
Total current assets	10,092,690	7,412,326
Property and equipment, net	279,091	74,239
Goodwill	969,168	199,021
Intangible assets, net	1,086,772	130,676
Other assets, net	224,915	115,604
Total assets	$12,652,636	$7,931,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,947,282	$3,844,532
Accrued expenses and other liabilities	917,174	493,199
Revolving credit loans and current maturities of long-term debt, net	132,661	373,123
Total current liabilities	7,997,117	4,710,854
Long-term debt, less current maturities	1,505,248	989,924
Other long-term liabilities	228,779	61,200
Total liabilities	9,731,144	5,761,978
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2018 and 2017	89	89
Additional paid-in capital	827,301	686,042
Treasury stock, at cost (21,083,972 and 24,018,983 shares at January 31, 2018 and 2017)	(940,124)	(1,070,994)
Retained earnings	2,745,934	2,629,293
Accumulated other comprehensive income (loss)	288,292	(74,542)
Total shareholders' equity	2,921,492	2,169,888
Total liabilities and shareholders' equity	$12,652,636	$7,931,866
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

Year ended January 31:	2018	2017	2016
Net sales	$36,775,011	$26,234,876	$26,379,783
Cost of products sold	34,659,390	24,932,949	25,093,122
Gross profit	2,115,621	1,301,927	1,286,661
Operating expenses:
Selling, general and administrative expenses	1,608,961	984,152	992,462
Acquisition, integration and restructuring expenses	136,272	28,966	—
LCD settlements and other, net	(41,343)	(4,142)	(98,433)
Value added tax assessments	1,652	1,049	(8,796)
	1,705,542	1,010,025	885,233
Operating income	410,079	291,902	401,428
Interest expense	112,207	36,810	14,488
Other (income) expense, net	(1,212)	(1,669)	4,522
Income before income taxes	299,084	256,761	382,418
Provision for income taxes	182,443	61,666	116,682
Net income	$116,641	$195,095	$265,736
Earnings per share
Basic	$3.07	$5.54	$7.40
Diluted	$3.05	$5.51	$7.36
Weighted average common shares outstanding:
Basic	37,957	35,194	35,898
Diluted	38,216	35,428	36,097
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

Year ended January 31:	2018	2017	2016
Net income	$116,641	$195,095	$265,736
Other comprehensive income (loss):
Foreign currency translation adjustment	362,834	(41,217)	(84,087)
Total comprehensive income	$479,475	$153,878	$181,649
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance—January 31, 2015	59,246	$89	$679,973	$(939,143)	$2,168,462	$50,762	$1,960,143
Purchase of treasury stock, at cost	—	—	—	(147,003)	—	—	(147,003)
Issuance of treasury stock for benefit plan and equity-based awards exercised, including related tax benefit of $182	—	—	(12,636)	8,712	—	—	(3,924)
Stock-based compensation expense	—	—	14,890	—	—	—	14,890
Total other comprehensive loss	—	—	—	—	—	(84,087)	(84,087)
Net income	—	—	—	—	265,736	—	265,736
Balance—January 31, 2016	59,246	89	682,227	(1,077,434)	2,434,198	(33,325)	2,005,755
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(10,132)	6,440	—	—	(3,692)
Stock-based compensation expense	—	—	13,947	—	—	—	13,947
Total other comprehensive loss	—	—	—	—	—	(41,217)	(41,217)
Net income	—	—	—	—	195,095	—	195,095
Balance—January 31, 2017	59,246	89	686,042	(1,070,994)	2,629,293	(74,542)	2,169,888
Issuance of treasury stock to acquire business	—	—	123,032	124,200	—	—	247,232
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(11,154)	6,670	—	—	(4,484)
Stock-based compensation expense	—	—	29,381	—	—	—	29,381
Total other comprehensive income	—	—	—	—	—	362,834	362,834
Net income	—	—	—	—	116,641	—	116,641
Balance—January 31, 2018	59,246	$89	$827,301	$(940,124)	$2,745,934	$288,292	$2,921,492
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year ended January 31:	2018	2017	2016
Cash flows from operating activities:
Cash received from customers	$42,981,601	$29,427,357	$28,119,687
Cash paid to vendors and employees	(41,666,356)	(28,664,222)	(27,819,886)
Interest paid, net	(86,544)	(22,020)	(20,264)
Income taxes paid	(131,632)	(84,272)	(85,645)
Net cash provided by operating activities	1,097,069	656,843	193,892
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,249,849)	(2,916)	(27,848)
Expenditures for property and equipment	(192,235)	(24,971)	(20,917)
Software and software development costs	(39,702)	(14,364)	(13,055)
Proceeds from sale of subsidiaries	—	—	20,020
Net cash used in investing activities	(2,481,786)	(42,251)	(41,800)
Cash flows from financing activities:
Borrowings on long-term debt	1,008,148	998,405	—
Principal payments on long-term debt	(861,394)	—	(319)
Cash paid for debt issuance costs	(6,348)	(21,581)	—
Net borrowings on revolving credit loans	(16,028)	3,417	5,912
Cash paid for purchase of treasury stock	—	—	(147,003)
Payments for employee withholdings on equity awards	(6,027)	(4,479)	(4,662)
Proceeds from the reissuance of treasury stock	1,543	733	561
Acquisition earn-out payments	—	—	(2,736)
Net cash provided by (used in) financing activities	119,894	976,495	(148,247)
Effect of exchange rate changes on cash and cash equivalents	94,860	3,335	(15,671)
Net (decrease) increase in cash and cash equivalents	(1,169,963)	1,594,422	(11,826)
Cash and cash equivalents at beginning of year	2,125,591	531,169	542,995
Cash and cash equivalents at end of year	$955,628	$2,125,591	$531,169

Reconciliation of net income to net cash provided by operating activities:
Net income	$116,641	$195,095	$265,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,046	54,437	57,253
Provision for losses on accounts receivable	21,022	5,026	6,061
Stock-based compensation expense	29,381	13,947	14,890
Loss on disposal of subsidiaries	—	—	699
Accretion of debt discount and debt issuance costs	3,326	835	839
Deferred income taxes	(4,261)	(11,002)	2,387
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(554,627)	(91,961)	(297,637)
Inventories	(502,352)	(20,838)	(219,482)
Prepaid expenses and other assets	32,963	66,027	(44,384)
Accounts payable	1,704,307	459,146	426,412
Accrued expenses and other liabilities	100,623	(13,869)	(18,882)
Total adjustments	980,428	461,748	(71,844)
Net cash provided by operating activities	$1,097,069	$656,843	$193,892
Supplemental schedule of non-cash investing activities
Issuance of stock to acquire business	$247,232	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. Tech Data serves as a vital link in the evolving technology ecosystem by bringing products from the world’s leading technology vendors to market, as well as helping customers create solutions best suited to maximize business outcomes for their end-user customers. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. On February 27, 2017, the Company purchased all of the outstanding shares of Avnet, Inc.'s ("Avnet") Technology Solutions ("TS") business (see Note 5 - Acquisitions for further discussion). Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS.
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries, including the results of TS from the date of acquisition of February 27, 2017. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Service revenue associated with configuration, training, fulfillment and other services is recognized when the work is complete and the four criteria discussed above have been met. Service revenues represented less than 10% of consolidated net sales for fiscal years 2018, 2017 and 2016.

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for fiscal 2018, 2017 and 2016 (as a percent of consolidated net sales):

	2018	2017	2016
Apple, Inc.	16%	20%	20%
HP Inc.	10%	13%
Hewlett-Packard Company (a)			13%
Cisco Systems, Inc.	10%	10%
(a) Effective November 1, 2015, Hewlett-Packard Company split into two companies, HP Inc. and Hewlett Packard Enterprise. The amount presented for fiscal year 2016 represents the sales generated from products purchased from Hewlett-Packard Company prior to the split.

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
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2018 and 2017, the Company had a total of $687.2 million and $506.7 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. Discount fees recorded under these facilities, which are included as a component of "other (income) expense, net" in the Company's Consolidated Statement of Income, were $9.0 million, $6.1 million and $4.4 million during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.
Inventories
Inventories, consisting entirely of finished goods, are stated at the lower of cost or net realizable value, cost being determined on a moving average cost basis, which approximates the first-in, first-out method. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products and assumptions about future demand.
Vendor Programs
The Company participates in various vendor programs under which the vendor may provide certain incentives such as cooperative advertising allowances, infrastructure funding, more favorable payment terms, early pay discounts and rebate arrangements. These programs are generally under quarterly, semi-annual or annual agreements with the vendors; however, some of these programs are negotiated on an ad-hoc basis mutually developed with the vendor. Unrestricted volume rebates and early payment discounts received from vendors are recorded when they are earned as a reduction of inventory and as a reduction of cost of products sold as the related inventory is sold. Vendor incentives for specifically identified cooperative advertising programs and infrastructure funding are recorded when earned as adjustments to cost of products sold or selling, general and administrative expenses, depending on the nature of the program. Reserves for receivables on vendor programs are recorded for estimated losses resulting from vendors’ inability to pay or rejections of claims by vendors.
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

 Intangible Assets, net
Included within "intangible assets, net," at both January 31, 2018 and 2017 are capitalized software and development costs, as well as customer and vendor relationships, trade names and other intangible assets acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to fourteen years.
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
Goodwill
The Company performs an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of its goodwill analysis, the Company has three reporting units, which are also the Company’s operating segments. The Company evaluates the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test will not be performed. The factors that were considered in the qualitative analysis included macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is performed. The quantitative impairment test compares the fair values of the Company's reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, future economic conditions and other relevant factors. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2018, 2017 and 2016.
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
Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of "accumulated other comprehensive income (loss)", included within shareholders’ equity in the Company's Consolidated Balance Sheet. Gains and losses from foreign currency transactions are included in the Company's Consolidated Statement of Income.
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
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” The Company’s "accumulated other comprehensive income (loss)" is comprised exclusively of changes in the Company’s currency translation adjustment account.
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
Acquisition, integration and restructuring expenses
Acquisition, integration and restructuring expenses are primarily comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS (see Note 5 – Acquisitions for further discussion).
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
Recently Adopted Accounting Standards
In July 2015, the FASB issued a new accounting standard that simplifies the subsequent measurement of inventory. Under the new standard, the cost of inventory is compared to the net realizable value (NRV). Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is applied prospectively and was effective for the Company beginning with the quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued a new standard that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the annual goodwill impairment test. With the elimination of Step 2, entities measure goodwill for impairment by comparing the fair value of the reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit. The accounting standard is applied prospectively. The Company early adopted the guidance during the quarter ended April 30, 2017. The adoption of this standard had no material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standard which will supersede all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provide supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018. The standard may be adopted using either a full retrospective or a modified retrospective approach. The Company established a project implementation team and developed a multi-phase plan to assess the Company’s business, as well as any changes to processes or systems to adopt the requirements of the new standard.
The Company will adopt the standard utilizing the full retrospective approach. The adoption of this standard is expected to impact the reporting of certain revenues on a gross or net basis, primarily related to changes in the reporting of certain software revenue transactions moving from a gross basis to a net basis. The Company is currently in the process of finalizing its conclusions and expects that the change in the reporting of certain revenues from a gross to a net basis will result in a reduction in revenues for fiscal 2017 and 2018 of approximately 7% to 10%. Furthermore, the adoption of this standard is not expected to have a significant impact on gross profit, operating income, net income or cash flows from operations.
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
NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company presents the composition of EPS on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 8 – Employee Benefit Plans for further discussion) using the treasury stock method. The composition of basic and diluted EPS (in thousands, except per share data) is as follows:

Year ended January 31:	2018	2017	2016
Net income	$116,641	$195,095	$265,736

Weighted average common shares - basic	37,957	35,194	35,898
Effect of dilutive securities:
Equity-based awards	259	234	199
Weighted average common shares - diluted	38,216	35,428	36,097

Earnings per share
Basic	$3.07	$5.54	$7.40
Diluted	$3.05	$5.51	$7.36
For the fiscal years ended January 31, 2018 and 2017 there were 3,017 and 5,191 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal year ended January 31, 2016 there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment (in thousands) consists of the following:

As of January 31:	2018	2017
Land	$44,515	$3,957
Buildings and leasehold improvements	216,344	69,065
Furniture, fixtures and equipment	319,528	269,032
Property and equipment	580,387	342,054
Less: accumulated depreciation	(301,296)	(267,815)
Property and equipment, net	$279,091	$74,239
Depreciation expense for the fiscal years ended January 31, 2018, 2017 and 2016 totaled $28.9 million, $16.2 million and $16.3 million, respectively.
On October 25, 2017, the Company terminated its synthetic lease arrangement with a group of financial institutions (the "Synthetic Lease") under which the Company previously leased certain logistics centers and office facilities and purchased the real property that was subject to the Synthetic Lease for $156.2 million. The properties acquired as a result of the termination of the Synthetic Lease are located in Clearwater and Miami, Florida; Fort Worth, Texas; Fontana, California; Suwanee, Georgia; Swedesboro, New Jersey; and South Bend, Indiana.
NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, for the fiscal year ended January 31, 2018, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of February 1, 2017	$19,559	$179,462	$—	$199,021
Goodwill acquired during the year (1)	468,931	176,341	76,889	722,161
Foreign currency translation adjustment	285	39,560	8,141	47,986
Balance as of January 31, 2018	$488,775	$395,363	$85,030	$969,168
(1) Amounts related to the acquisition of TS.
In conjunction with the Company’s annual impairment testing, the Company’s goodwill was tested for impairment as of November 1, 2017. The results of the testing indicated that the fair value of each of the Company’s reporting units was greater than its carrying value. As a result, no goodwill impairment was recorded during the fiscal year ended January 31, 2018.
The Company's intangible assets consist of the following (in thousands):

	January 31, 2018			January 31, 2017
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Capitalized software and development costs	$458,799	$(318,110)	$140,689	$320,113	$(269,872)	$50,241
Customer and vendor relationships	1,098,958	(197,517)	901,441	175,872	(107,267)	68,605
Other intangible assets	92,573	(47,931)	44,642	40,555	(28,725)	11,830
Total	$1,650,330	$(563,558)	$1,086,772	$536,540	$(405,864)	$130,676
Other intangible assets is primarily comprised of trade names from previous acquisitions. The Company capitalized intangible assets of approximately $1.0 billion, $14.6 million and $29.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. For fiscal 2018, these capitalized assets primarily relate to approximately $1.0 billion of intangible assets recorded in conjunction with the acquisition of TS, including $875 million related to customer relationships, $75 million of capitalized software and development costs and $44 million related to trade names (see Note 5 - Acquisitions for further discussion). For fiscal 2017, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations. For fiscal 2016, these capitalized assets included acquired identifiable intangible assets and software and software development expenditures to be used in the Company's operations.

Capitalized software and development costs amortization expense for the fiscal years ended January 31, 2018, 2017 and 2016 totaled $32.0 million, $17.1 million and $17.7 million, respectively. Other intangible assets amortization expense for the fiscal years ended January 31, 2018, 2017 and 2016 totaled $89.1 million, $21.1 million and $23.3 million, respectively. Estimated amortization expense of existing capitalized software and development costs and other intangible assets (which includes customer and vendor relationships and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Other intangible assets	Total
2019	$30,503	$90,426	$120,929
2020	26,511	84,839	111,350
2021	22,715	84,787	107,502
2022	19,118	83,120	102,238
2023	8,813	74,803	83,616

NOTE 5 — ACQUISITIONS

Acquisition of TS

On September 19, 2016, Tech Data entered into an interest purchase agreement, as subsequently amended, with Avnet to acquire all the shares of TS. TS delivers data center hardware and software solutions and services. The TS acquisition strengthens the Company's end-to-end solutions and deepens its value added capabilities in the data center and next-generation technologies. The addition of TS also extends the Company's geographic reach into the Asia-Pacific region while broadening its capabilities in Europe and the Americas, including re-entering Latin America with a focus on the delivery of new technologies that drive and complement the data center in this market. Pursuant to the interest purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition on February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017.
The Company has accounted for the TS acquisition as a business combination and allocated the purchase price to the fair values of assets acquired and liabilities assumed. The Company has completed its evaluation of assets acquired and liabilities assumed and finalized its estimate of the purchase price. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement, which has not yet been agreed upon by the Company and Avnet. The company has accrued its best estimate of the expected final purchase price and the resulting liability to Avnet. However, the final purchase price may vary significantly from these estimates once these adjustments are finalized. As the measurement period has concluded, the impact of any adjustments to the purchase price will be recorded in the Consolidated Statement of Income in the period such change occurs.
During the year ended January 31, 2018, the Company updated its preliminary estimated fair values of certain assets acquired and liabilities assumed. This includes an increase in goodwill of $229 million, a decrease in intangible assets of $116 million, a decrease in other long-term assets of $22 million, a decrease in current assets of $19 million and a decrease in total liabilities of $12 million.

The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$176
Accounts receivable	1,829
Inventories	239
Prepaid expenses and other current assets	100
Property and equipment, net	62
Goodwill	722
Intangible assets	919
Other assets, net	158
Total assets	4,205

Other current liabilities	1,170
Revolving credit loans and long-term debt	134
Other long-term liabilities	99
Total liabilities	1,403

Purchase price	$2,802

Identifiable intangible assets are comprised of approximately $875 million of customer relationships with a weighted-average amortization period of 14 years and $44 million of trade names with an amortization period of 5 years. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected revenue and cost synergies of the combined company and assembled workforce. Approximately $1.2 billion of the goodwill and identifiable intangible assets are expected to be deductible for tax purposes. The Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits and other items (See Note 7 – Income Taxes for further discussion).
Included within the Company’s Consolidated Statement of Income are estimated net sales for the year ended January 31, 2018, of approximately $8.9 billion from TS subsequent to the acquisition date of February 27, 2017. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the TS net sales for the fiscal year ended January 31, 2018. It is not necessarily indicative of how the TS operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose earnings from TS for the period subsequent to the acquisition date.
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

Year ended January 31:	2018	2017
(in millions)	(unaudited)
Pro forma net sales	$37,508	$35,482
Pro forma net income	$129	$232
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs of $20 million and $12 million in fiscal 2018 and 2017, respectively

•	Tax effects of adjustments based on an estimated statutory tax rate

Acquisition, integration and restructuring expenses

Acquisition, integration and restructuring expenses are comprised of professional services, restructuring costs, transaction related costs and other costs related to the acquisition of TS. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and IT consulting services. Restructuring costs are comprised of severance and facility exit costs. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses, as well as other IT related costs, incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the years ended January 31, 2018 and 2017 are comprised of the following:

	2018	2017
(in thousands)
Professional services	$49,599	$14,338
Restructuring costs	35,070	—
Transaction related costs	20,167	12,083
Other	31,436	2,545
Total	$136,272	$28,966

During the year ended January 31, 2018, the Company recorded restructuring costs of $16.1 million in the Americas and $19.0 million in Europe. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the year ended January 31, 2018 is as follows:

	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$29,717	$5,353	$35,070
Cash payments	(16,830)	(3,928)	(20,758)
Foreign currency translation	479	205	684
Balance at January 31, 2018	$13,366	$1,630	$14,996

NOTE 6 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of January 31:	2018	2017
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Senior Notes, interest at 3.75% payable semi-annually, due September 21, 2017	—	350,000
Less—unamortized debt discount and debt issuance costs	(8,678)	(10,633)
Senior Notes, net	991,322	1,339,367
Term Loans, interest rate of 3.07% at January 31, 2018	500,000	—
Other committed and uncommitted revolving credit facilities, average interest rate of 6.07% and 8.35% at January 31, 2018 and January 31, 2017, respectively	119,826	23,680
Other long-term debt	26,761	—
	1,637,909	1,363,047
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(132,661)	(373,123)
Total long-term debt	$1,505,248	$989,924
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due February 15, 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due February 15, 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.9 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.5 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.
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

In September 2012, the Company issued $350.0 million aggregate principal amount of 3.75% Senior Notes in a public offering (the “3.75% Senior Notes”). The 3.75% Senior Notes matured on September 21, 2017 and the Company repaid the remaining principal balance of $350.0 million.
Other Credit Facilities
The Company has a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2018 and 2017.
The Company entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of (i) a tranche of senior unsecured term loans in an original aggregate principal amount of $250.0 million and maturing three years after the funding date and (ii) a tranche of senior unsecured term loans in an original aggregate principal amount of $750.0 million and maturing five years after the funding date. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company's debt rating. In connection with the acquisition of TS on February 27, 2017, the Company borrowed $1.0 billion under the Term Loan Credit Agreement in order to fund a portion of the cash consideration paid to Avnet. The borrowings were comprised of a $250.0 million tranche of three-year senior unsecured term loans (the “2020 Term Loans”) and a $750.0 million tranche of five-year senior unsecured term loans (the “2022 Term Loans”). The 2020 Term Loans were repaid in full during fiscal 2018.
The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. The Company may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. During fiscal 2018, the Company made principal payments of $250.0 million on the 2022 Term Loans. At January 31, 2018, there was $500.0 million outstanding on the 2022 Term Loans at an interest rate of 3.07%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled $1.483 billion and $748.6 million at January 31, 2018 and 2017, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program has a maturity date of August 8, 2019, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2018 and 2017.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $485.3 million at January 31, 2018 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $119.8 million outstanding on these facilities at January 31, 2018, at a weighted average interest rate of 6.07%, and there was $23.7 million outstanding at January 31, 2017, at a weighted average interest rate of 8.35%.
At January 31, 2018, the Company had also issued standby letters of credit of $28.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2018, the Company was in compliance with all such financial covenants.
Future payments of debt at  January 31, 2018 and for succeeding fiscal years are as follows (in thousands):

Fiscal Year:
2019	$132.7
2020	7.2
2021	4.8
2022	14.4
2023	987.5
Thereafter	500.0
Total principal payments	$1,646.6

NOTE 7 — INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

Year ended January 31:	2018	2017	2016
Current tax expense:
Federal	$131,107	$37,724	$71,502
State	6,515	4,030	5,989
Foreign	49,082	30,914	36,804
Total current tax expense	186,704	72,668	114,295
Deferred tax (benefit) expense:
Federal	(1,129)	(8,380)	(3,984)
State	363	(799)	543
Foreign	(3,495)	(1,823)	5,828
Total deferred tax (benefit) expense	(4,261)	(11,002)	2,387
	$182,443	$61,666	$116,682
The reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

Year ended January 31:	2018	2017	2016
U.S. statutory rate	33.8%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	0.8	1.1
Net changes in deferred tax valuation allowances	1.2	(3.4)	0.0
Tax on foreign earnings different than U.S. rate	(6.7)	(9.9)	(7.4)
Nondeductible interest	1.0	2.1	1.6
Effect of company-owned life insurance	(1.0)	(0.7)	0.2
U.S. Tax Reform transition tax	33.8	0.0	0.0
U.S. Tax Reform impact of rate change on deferred taxes	(1.9)	0.0	0.0
Other, net	(0.3)	0.1	0.0
	61.0%	24.0%	30.5%

U.S. Tax Reform
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for U.S. Tax Reform, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which requires that the Company include in its financial statements the reasonable estimate of the impact of U.S. Tax Reform on earnings to the extent such reasonable estimate has been determined. Accordingly, in fiscal 2018, the Company recorded income tax expenses of $95.4 million, which represents the Company’s reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate.
SAB 118 allows the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. The Company considers both the recognition of the transition tax and the remeasurement of deferred taxes incomplete. The final impact from the enactment of U.S. Tax Reform may differ from the reasonable estimate of $95.4 million due to substantiation of foreign-based earnings and profits and foreign tax credits and the utilization of those foreign tax credits. Additionally, new guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period they are identified.
Additionally, U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company can make an accounting policy election to either treat taxes due on the GILTI as a current period expense, or factor such amounts into our measurement of deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating and has not yet determined its accounting policy.

At January 31, 2018, there are $959.4 million of consolidated cumulative undistributed earnings of foreign subsidiaries. Historically, such earnings were indefinitely reinvested outside of the United States. Due to the enactment of US Tax Reform, the Company is currently in the process of evaluating this position. As a result, deferred tax liabilities with respect to state income taxes and foreign withholding taxes have not been provided on undistributed earnings of foreign subsidiaries, however, the Company does not expect that the amount would be material to its consolidated financial statements.
The components of pretax income are as follows (in thousands):

Year ended January 31:	2018	2017	2016
U.S.	$115,041	$92,067	$195,219
Foreign	184,043	164,694	187,199
	$299,084	$256,761	$382,418
The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

As of January 31:	2018	2017
Deferred tax liabilities:
Depreciation and amortization	$106,560	$48,910
Capitalized marketing program costs	6,104	7,525
Goodwill	16,496	7,581
Deferred costs currently deductible	7,558	4,110
Other, net	12,540	5,241
Total deferred tax liabilities	149,258	73,367
Deferred tax assets:
Accrued liabilities	54,970	41,509
Loss carryforwards	127,881	92,338
Amortizable goodwill	1,377	2,191
Depreciation and amortization	13,997	4,547
Disallowed interest expense	11,057	6,249
Acquisition and transaction related costs	3,823	5,605
Other, net	14,527	10,928
	227,632	163,367
Less: valuation allowances	(80,714)	(46,764)
Total deferred tax assets	146,918	116,603
Net deferred tax (liability) asset	$(2,340)	$43,236
In fiscal 2018 and 2017, the Company recorded an income tax (expense)/benefit of $(1.2) million and $12.5 million, respectively, related to changes in deferred tax valuation allowances in certain European jurisdictions. The net change in the deferred tax valuation allowances in fiscal 2018 was an increase of $33.9 million primarily resulting from deferred tax valuation allowances recorded in various jurisdictions related to the acquisition of TS. The net change in the deferred tax valuation allowances in fiscal 2017 was a decrease of $13.4 million primarily resulting from the reversal of deferred tax valuation allowances related to certain European jurisdictions as discussed previously.
The valuation allowances at both January 31, 2018 and 2017 primarily relate to foreign net operating loss carryforwards. The Company’s net operating loss carryforwards totaled $576.8 million and $432.8 million at January 31, 2018 and 2017, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2019 through 2034. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2018, 2017 and 2016 is as follows (in thousands):

For the year ended January 31:	2018	2017	2016
Gross unrecognized tax benefits at beginning of period	$18,305	$12,989	$5,125
Increases in tax positions for prior years	66,180	5,443	8,443
Decreases in tax positions for prior years	(3,727)	(118)	(348)
Increases in tax positions for current year	164	1,022	106
Expiration of statutes of limitation	(6,924)	(292)	(77)
Settlements	(3,515)	(370)	(104)
Changes due to translation of foreign currencies	1,769	(369)	(156)
Gross unrecognized tax benefits at end of period	$72,252	$18,305	$12,989

At January 31, 2018, 2017 and 2016, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $38.1 million, $12.5 million and $10.1 million, respectively. In connection with the acquisition of TS, pursuant to the interest purchase agreement, Avnet agreed to indemnify the Company in relation to certain tax matters. As a result, the Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits. During the year ended January 31, 2018, due to the expiration of statutes of limitation, the Company recorded a benefit in income tax expense of $6.5 million related to the reduction of certain liabilities recorded for unrecognized tax benefits at the date of acquisition. As a result, the Company recorded an expense of $6.5 million during the year ended January 31, 2018, which is included in “selling, general and administrative expenses” in the Consolidated Statement of Income, to reduce the corresponding indemnification asset. The net reduction of these liabilities for unrecognized tax benefits and indemnification assets had no impact on the Company's net income.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2018 totaled $35.4 million, including $6.2 million that would impact the effective tax rate if recognized, primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2018, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2018, 2017 and 2016 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2018, 2017 and 2016, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and Asia-Pacific, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2015. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.
NOTE 8 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
At January 31, 2018, the Company had awards outstanding from two equity-based compensation plans, only one of which is currently active. The active plan was approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant, of which approximately 1.6 million shares remain available for future grant at January 31, 2018. Under the active plan, the Company is authorized to award officers, employees and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plans are priced as determined by the Compensation Committee and under the terms of the Company’s active equity-based compensation plan are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
For the fiscal years ended January 31, 2018, 2017 and 2016, the Company recorded $29.4 million, $13.9 million and $14.9 million, respectively, of stock-based compensation expense, and related income tax benefits of $9.6 million, $4.6 million and $4.6 million, respectively. There was no cash received from equity-based incentives exercised during the fiscal years ended January 31, 2018 and 2017 and $0.6 million of cash received from equity-based incentives exercised in 2016. The actual benefit received from the tax deduction from the exercise of equity-based incentives was $5.9 million, $4.8 million and $5.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and three years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $25.8 million, $13.3 million and $14.8 million related to RSUs during fiscal 2018, 2017 and 2016, respectively.
A summary of the Company’s RSU activity for the fiscal year ended January 31, 2018 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2017	487,596	$67.86
Granted	454,480	92.08
Vested	(194,145)	65.64
Canceled	(47,399)	81.73
Nonvested at January 31, 2018	700,532	83.25
The total fair value of RSUs which vested during the fiscal years ended January 31, 2018, 2017 and 2016 is $12.7 million, $11.4 million and $15.4 million, respectively. The weighted-average estimated fair value of the 222,095 RSUs granted during the fiscal year ended January 31, 2017 was $78.42 per share. The weighted-average estimated fair value of the 275,539 RSUs granted during the fiscal year ended January 31, 2016 was $59.30 per share. As of January 31, 2018, the unrecognized stock-based compensation expense related to non-vested RSUs was $29.8 million, which the Company expects to be recognized over the next 3 years (over a remaining weighted average period of 1.7 years).
Performance based restricted stock units
The Company's performance based restricted stock unit awards ("PRSUs") are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of 3 years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Stock-based compensation expense includes $3.3 million and $0.4 million related to PRSUs during fiscal 2018 and 2017, respectively.

A summary of the Company’s PRSU activity, assuming maximum achievement, for the year ended January 31, 2018 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2017	17,486	$78.42
Granted	159,148	90.95
Canceled	(5,949)	90.95
Nonvested at January 31, 2018	170,685	89.67
As of January 31, 2018, the unrecognized stock-based compensation expense related to non-vested PRSUs was $7.9 million, which the Company expects to be recognized over the next 3 years (over a remaining weighted average period of 1.9 years). The weighted-average estimated fair value of the 18,563 PRSUs granted during the fiscal year ended January 31, 2017 was $78.42 per share.
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1.0 million shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2018, the Company has issued 531,387 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2018, 2017 and 2016.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $6.4 million, $3.1 million and $2.8 million for fiscal 2018, 2017 and 2016, respectively.

NOTE 9 — SHAREHOLDERS' EQUITY
The Company’s common share repurchase and issuance activity for fiscal 2018 and 2017 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2016	24,163,402	$44.59
Shares of treasury stock reissued for equity incentive plans	(144,419)
Treasury stock balance at January 31, 2017	24,018,983	44.59
Shares of treasury stock reissued for equity incentive plans	(149,609)
Shares of treasury stock reissued for acquisition of TS	(2,785,402)
Treasury stock balance at January 31, 2018	21,083,972	$44.59

As part of the acquisition of TS, the Company reissued 2,785,402 shares of Tech Data's common stock out of treasury stock (see Note 5 - Acquisitions for further discussion). There were no common shares repurchased by the Company during the years ended January 31, 2018 and 2017. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

NOTE 10 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	January 31, 2018			January 31, 2017
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—			$1,000,010
Foreign currency forward contracts		$5,025			$2,264

Liabilities
Foreign currency forward contracts		$11,675			$9,711
The Company’s cash equivalents consist primarily of highly liquid investments in money market funds with maturity periods of three months or less.
The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either "prepaid expenses and other assets" or "accrued expenses and other liabilities" in the Consolidated Balance Sheet (see Note 11 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset, which is recorded in the Company's Consolidated Balance Sheet in "other assets, net", is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability, which is recorded in the Company's Consolidated Balance Sheet in "accrued expenses and other liabilities," is marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $44.8 million and $44.7 million, respectively, at January 31, 2018 and $35.2 million and $35.3 million, respectively, at January 31, 2017.
The carrying value of the 3.70% Senior Notes, 4.95% Senior Notes and 3.75% Senior Notes (collectively the "Senior Notes") discussed in Note 6 - Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the Senior Notes was $1.020 billion and $1.354 billion, respectively, at January 31, 2018 and 2017 and the carrying value was $991.3 million and $1.339 billion, respectively, at January 31, 2018 and 2017. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and the $500 million outstanding under the Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other (income) expense, net,” was a net foreign currency exchange loss of $32.7 million, loss of $4.3 million and gain of $9.0 million, respectively, for the fiscal years ended January 31, 2018, 2017 and 2016. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s foreign currency forward contracts are also discussed in Note 10 – Fair Value Measurements.
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2018, 2017 and 2016 were approximately $1.0 billion, $0.6 billion and $0.6 billion, respectively, with average maturities of 31 days, 29 days and 30 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments have been and would be expected to continue to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal 2030. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases, including minimum commitments under an agreement for data center services, totaled $83.6 million, $53.0 million and $45.3 million in fiscal years 2018, 2017 and 2016, respectively. Future minimum lease payments at

January 31, 2018, under all such leases, including minimum commitments under agreements for data center services, for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2019	$65,000
2020	63,800
2021	53,600
2022	35,500
2023	28,300
Thereafter	40,200
Total payments	$286,400
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
During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. The Company appealed this opinion to the Spanish Supreme Court; however, certain of the amounts assessed for fiscal years 1994 and 1995 were not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income.
During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, the Company increased its accrual for costs associated with this matter by $2.1 million during fiscal 2018, including $1.2 million recorded in "value added tax assessments" and $0.9 million recorded in "interest expense" in the Consolidated Statement of Income. As of January 31, 2018, the Company has recorded a liability of approximately $10.7 million, which is included in "accrued expenses and other liabilities" in the Consolidated Balance Sheet, for the entire amount of these remaining assessments, including various penalties and interest.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to CIDE tax, including interest, was approximately $23.6 million at January 31, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees at least annually. As of January 31, 2018 and 2017, the outstanding amount of guarantees under these arrangements totaled $3.3 million and $3.7 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.

NOTE 13 — SEGMENT INFORMATION
Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments. Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS. Therefore, the recasting of the Company's segment disclosure for all periods presented did not have an impact on the prior presentation.
The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.
Financial information by geographic segment is as follows (in thousands):

Year ended January 31:	2018	2017	2016
Net sales:
Americas (1)	$15,949,959	$10,384,523	$10,356,716
Europe	19,713,942	15,850,353	16,023,067
Asia-Pacific	1,111,110	—	—
Total	$36,775,011	$26,234,876	$26,379,783

Operating income:
Americas (2) (3) (4)	$248,350	$144,246	$235,577
Europe (5) (6)	173,611	161,603	180,741
Asia-Pacific	17,499	—	—
Stock-based compensation expense	(29,381)	(13,947)	(14,890)
Total	$410,079	$291,902	$401,428

Depreciation and amortization:
Americas	$84,265	$18,844	$18,243
Europe	57,794	35,593	39,010
Asia-Pacific	7,987	—	—
Total	$150,046	$54,437	$57,253

Capital expenditures:
Americas	$207,399	$19,275	$18,139
Europe	21,471	20,060	15,833
Asia-Pacific	3,067	—	—
Total	$231,937	$39,335	$33,972

As of January 31:	2018	2017
Identifiable assets:
Americas	$4,925,608	$3,238,162
Europe	7,158,052	4,693,704
Asia-Pacific	568,976	—
Total	$12,652,636	$7,931,866

Long-lived assets:
Americas (1)	$214,922	$35,581
Europe	57,781	38,658
Asia-Pacific	6,388	—
Total	$279,091	$74,239

Goodwill & acquisition-related intangible assets, net:
Americas	$1,139,273	$33,296
Europe	645,134	246,002
Asia-Pacific	130,093	—
Total	$1,914,500	$279,298

(1)
Net sales in the U.S. represented 89%, 90% and 90% of the total Americas' net sales for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Total long-lived assets in the U.S. represented 97% and 94% of the Americas' total long-lived assets at January 31, 2018 and 2017, respectively.

(2)
Operating income in the Americas for the fiscal year ended January 31, 2018 includes acquisition, integration and restructuring expenses of $75.5 million (see Note 5 - Acquisitions for further discussion) and a gain recorded in LCD settlements and other, net, of $42.6 million (see Note 1 – Business and Summary of Significant Accounting Policies for further discussion).

(3)
Operating income in the Americas for the fiscal year ended January 31, 2017 includes acquisition, integration and restructuring expenses of $18.0 million and a gain recorded in LCD settlements and other, net, of $4.1 million.

(4)	Operating income in the Americas for the fiscal year ended January 31, 2016 includes a gain recorded in LCD settlements and other, net, of $98.4 million.

(5)	Operating income in Europe for the fiscal years ended January 31, 2018 and 2017 includes acquisition, integration and restructuring expenses of $56.2 million and $11.0 million, respectively.

(6)
Operating income in Europe for the fiscal year ended January 31, 2016 includes a net benefit of $8.8 million related to various VAT matters in two European subsidiaries (see Note 12 – Commitments and Contingencies for further discussion).

NOTE 14 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Interim financial information for fiscal years 2018 and 2017 is as follows (in thousands, except per share amounts):

Fiscal year 2018:
Quarter ended:	April 30 (1)(2)	July 31 (1)(2)	October 31 (2)	January 31 (2)(3)
Net sales	$7,664,063	$8,882,691	$9,135,728	$11,092,529
Gross profit	457,088	515,591	526,081	616,861
Operating income	75,078	103,531	79,567	151,903
Net income	$30,654	$47,459	$37,268	$1,260

Earnings per share:
Basic	$0.82	$1.24	$0.98	$0.03
Diluted	$0.82	$1.24	$0.97	$0.03

Fiscal year 2017:
Quarter ended:	April 30 (4)	July 31 (4)(5)	October 31 (5)	January 31 (5)(6)
Net sales	$5,963,362	$6,353,739	$6,490,265	$7,427,510
Gross profit	298,611	316,450	315,839	371,027
Operating income	52,558	73,355	62,872	103,117
Net income	$33,373	$46,394	$36,506	$78,822

Earnings per share:
Basic	$0.95	$1.32	$1.04	$2.24
Diluted	$0.94	$1.31	$1.03	$2.22

(1)
During the first and second quarters of fiscal 2018, the Company recorded a gain of $12.7 million and $28.7 million, respectively, in LCD settlements and other, net (see Note 1 - Business and Summary of Significant Accounting Policies for further discussion).

(2)
During the first, second, third and fourth quarters of fiscal 2018, the Company recorded $42.1 million, $30.1 million, $29.7 million and $34.3 million of acquisition, integration and restructuring expenses, respectively (see Note 5 - Acquisitions for further discussion).

(3)
The Company recorded income tax expenses of $95.4 million in the fourth quarter of fiscal 2018 related to the impact of the enactment of U.S. Tax Reform (see Note 7 - Income Taxes for further discussion).

(4)	During the first and second quarters of fiscal 2017, the Company recorded a gain of $0.4 million and $3.7 million, respectively, in LCD Settlements and other, net.

(5)	During the second, third and fourth quarters of fiscal 2017, the Company recorded $2.0 million, $13.0 million and $14.0 million of acquisition, integration and restructuring expenses, respectively.

(6)
The Company recorded an income tax benefit of $12.5 million in the fourth quarter of fiscal 2017 primarily related to the reversal of deferred tax valuation allowances in certain jurisdictions in Europe (see Note 7 - Income Taxes for further discussion).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2018. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (“GAAP”).
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
As previously disclosed in this Annual Report on Form 10-K, on February 27, 2017, the Company acquired Avnet Inc.'s Technology Solutions ("TS") business. Consistent with SEC guidance, the scope of our evaluation of internal control over financial reporting as of January 31, 2018 did not include the internal control over financial reporting of the TS business, which is included in the Company’s fiscal 2018 consolidated financial statements and constituted approximately 33% of total assets at January 31, 2018 and approximately 24% of net sales for the fiscal year then ended. TS assets at January 31, 2018 and TS net sales during the fiscal year ended January 31, 2018 represent the portion of the TS business that has not been integrated into the Company’s existing controls and procedures.
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, we have concluded that, as of January 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2018, has been audited by Ernst & Young LLP, the independent registered certified public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation
Opinion on Internal Control over Financial Reporting
We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tech Data Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Technology Solutions business, which is included in the fiscal 2018 consolidated financial statements of the Company and constituted 33% and 23% of total assets and liabilities, respectively, as of January 31, 2018 and 24% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Technology Solutions business.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tampa, Florida
March 22, 2018

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2018 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2018.
Audit Committee
The Company has a separately designated, standing Audit Committee. The members of the Audit Committee are Charles E. Adair, Harry J. Harczak, Jr. (Chair), Bridgette P. Heller and Karen Dahut. The Board of Directors of Tech Data has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934. All members of the Audit Committee are independent as defined by applicable law and the listing requirements of NASDAQ.
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2018 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	874,559	(1)	$21.13	(2)	1,648,975	(3)
Employee stock purchase	—		—		468,613
Total	874,559		$21.13		2,117,588

(1)	The total of equity-based incentives outstanding also includes 14,484 units outstanding for non-employee directors.

(2)	Amount represents the weighted average exercise price for the 3,342 outstanding maximum value options. There are 871,217 nonvested restricted stock units that do not have an exercise price.

(3)	All employee and non-employee director share-based equity incentive awards are issued under the shareholder-approved 2009 Equity Incentive Plan of Tech Data Corporation.
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
ITEM 14. Principal Accounting Fees and Services.
Information regarding principal accountant fees and services is set forth under the caption “Independent Registered Certified Public Accounting Firm Fees” in the Company’s Proxy Statement and incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
2-1(20)	Interest Purchase Agreement, dated September 19, 2016, between Tech Data Corporation and Avnet, Inc.

2-2(20)	Reorganization Agreement, dated September 19, 2016, between Tech Data Corporation, Avnet, Inc., and AVT Technology Solutions LLC.

2-3(23)	First Amendment to Interest Purchase Agreement, dated as of February 27, 2017

3-1(15)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(15)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

4-1(22)	Indenture, dated as of January 17, 2017, between Tech Data Corporation and MUFG Union Bank N.A., as trustee

4-2(22)	Form of 3.700% Note due 2022

4-3(22)	Form of 4.950% Note due 2027

10-1(3)	1995 Employee Stock Purchase Plan

10-2(4)	2000 Non-Qualified Stock Option Plan of Tech Data Corporation

10-3(5)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-4(2)	2005 Deferred Compensation Plan

10-5(6)	Executive Severance Plan, effective March 31, 2005

10-6(6)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-7(7)	Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-8(7)	First Amendment to the Amended and Restated 2000 Equity Incentive Plan of Tech Data Corporation

10-9(8)	Employment Agreement Between Tech Data Corporation and Robert M. Dutkowsky, dated October 2, 2006

10-10(9)	Equity Incentive Bonus Plan

10-11(10)	2009 Equity Incentive Plan of Tech Data Corporation

10-12(11)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-13(12)	Executive Bonus Plan, approved by Shareholders at 2012 Annual Meeting

10-14(13)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-15(13)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-16(14)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-17(16)	Tech Data Deferred Compensation Plan Trust Agreement

10-18(17)	Employment Agreement Between Tech Data Corporation and Richard T. Hume, dated as of February 1, 2016

10-19(17)	Tech Data Corporation Change in Control Severance Policy dated as of March 22, 2016

10-20(18)	First Amendment of 2009 Equity Incentive Plan of Tech Data Corporation, dated as of March 15, 2016

10-21(18)	Amended and Restated Executive Bonus Plan, dated as of March 22, 2016

10-22(19)	Restricted Stock Unit Grant Agreement

10-23(19)	Performance-Based Restricted Stock Unit Grant Agreement

10-24(21)	Second Amended and Restated Revolving Credit Agreement, dated as of November 2, 2016

10-25(21)	Term Loan Credit Agreement, dated as of November 2, 2016

10-26(25)	Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of February 15, 2017

10-27(25)	Amendment to the Term Loan Credit Agreement, dated as of February 15, 2017

10-28(24)	Restricted Stock Unit Grant Agreement

10-29(24)	Performance-Based Restricted Stock Unit Grant Agreement

10-30(26)	Amended and Restated Transfer and Administration Agreement, dated as of August 8, 2017

10-31(1)	Lender Joinder and First Revolver Increase Agreement, dated as of January 31, 2018

10-32(1)	Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017

10-33(1)	Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017

21-1(1)	Subsidiaries of Registrant

23-1(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(27)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2018 and 2017; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2018, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2018, 2017 and 2016; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2018, 2017 and 2016; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2018, 2017 and 2016; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Registration Statement on Form S-8, File No. 333-59198.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2006, File No. 0-14625.

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2006, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2007, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2012, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2015, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2016, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2016, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 18, 2016, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated September 19, 2016, File. No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 4, 2016, File. No. 0-14625.

(22)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 31, 2017, File. No. 0-14625.

(23)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated February 27, 2017, File. No. 0-14625.

(24)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated March 7, 2017, File. No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2017, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 8, 2017, File No. 0-14625.

(27)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statements or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable and sales returns	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
Year ended January 31:
2018	$38,767	$21,022	$(28,531)	$59,166	$90,424
2017	$45,875	$5,026	$(16,596)	$4,462	$38,767
2016	$50,143	$6,061	$(13,797)	$3,468	$45,875

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

ITEM 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2018.

TECH DATA CORPORATION

By	/s/ ROBERT M. DUTKOWSKY
Robert M. Dutkowsky
Chief Executive Officer, Chairman of the Board of Directors

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

Signature	Title	Date

/s/ ROBERT M. DUTKOWSKY	Chief Executive Officer, Chairman of the Board of Directors	March 22, 2018
Robert M. Dutkowsky	(principal executive officer)

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief	March 22, 2018
Charles V. Dannewitz	Financial Officer (principal financial officer)

/s/ JEFFREY L. TAYLOR	Senior Vice President, Corporate Controller	March 22, 2018
Jeffrey L. Taylor	(principal accounting officer)

/s/ CHARLES E. ADAIR	Director	March 22, 2018
Charles E. Adair

/s/ KAREN DAHUT	Director	March 22, 2018
Karen Dahut

/s/ HARRY J. HARCZAK, JR.	Director	March 22, 2018
Harry J. Harczak, Jr.

/s/ BRIDGETTE P. HELLER	Director	March 22, 2018
Bridgette P. Heller

/s/ KATHLEEN MISUNAS	Director	March 22, 2018
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 22, 2018
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 22, 2018
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 22, 2018
Savio W. Tung