Form 10-Q
period 2018-04-30
TECH DATA CORP
filed 2018-06-07
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2018
Common stock, par value $.0015 per share	38,321,535

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)
(Unaudited)

	April 30, 2018	January 31, 2018
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$345,577	$955,628
Accounts receivable, net	5,250,159	6,035,716
Inventories	2,917,468	2,965,521
Prepaid expenses and other assets	418,179	403,548
Total current assets	8,931,383	10,360,413
Property and equipment, net	270,738	279,091
Goodwill	958,190	969,168
Intangible assets, net	1,051,408	1,086,772
Other assets, net	208,065	224,915
Total assets	$11,419,784	$12,920,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,701,778	$6,962,193
Accrued expenses and other liabilities	1,012,750	1,169,986
Revolving credit loans and current maturities of long-term debt, net	114,417	132,661
Total current liabilities	6,828,945	8,264,840
Long-term debt, less current maturities	1,505,174	1,505,248
Other long-term liabilities	216,953	228,779
Total liabilities	8,551,072	9,998,867
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2018 and January 31, 2018	89	89
Additional paid-in capital	822,117	827,301
Treasury stock, at cost (20,927,954 and 21,083,972 shares at April 30, 2018 and January 31, 2018)	(933,167)	(940,124)
Retained earnings	2,779,633	2,745,934
Accumulated other comprehensive income	200,040	288,292
Total shareholders' equity	2,868,712	2,921,492
Total liabilities and shareholders' equity	$11,419,784	$12,920,359
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2018	2017
		(As Adjusted)
Net sales	$8,548,319	$7,023,620
Cost of products sold	8,025,202	6,566,532
Gross profit	523,117	457,088
Operating expenses:
Selling, general and administrative expenses	422,361	352,632
Acquisition, integration and restructuring expenses	33,225	42,066
LCD settlements and other, net	(2,965)	(12,688)
	452,621	382,010
Operating income	70,496	75,078
Interest expense	25,922	31,008
Other expense (income), net	1,917	(415)
Income before income taxes	42,657	44,485
Provision for income taxes	8,958	13,831
Net income	$33,699	$30,654
Earnings per share:
Basic	$0.88	$0.82
Diluted	$0.87	$0.82
Weighted average common shares outstanding:
Basic	38,281	37,251
Diluted	38,561	37,468
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2018	2017
Net income	$33,699	$30,654
Other comprehensive (loss) income:
Foreign currency translation adjustment	(88,252)	33,663
Total comprehensive (loss) income	$(54,553)	$64,317

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2018	2017
		(As Adjusted)
Cash flows from operating activities:
Cash received from customers	$11,514,374	$9,501,659
Cash paid to vendors and employees	(12,038,399)	(9,237,349)
Interest paid, net	(33,763)	(19,456)
Income taxes paid	(8,830)	(19,496)
Net cash (used in) provided by operating activities	(566,618)	225,358
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2,249,959)
Expenditures for property and equipment	(4,894)	(4,373)
Software and software development costs	(3,561)	(26,073)
Other	(267)	(1,000)
Net cash used in investing activities	(8,722)	(2,281,405)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,008,148
Principal payments on long-term debt	(2,899)	(200,000)
Cash paid for debt issuance costs	—	(5,121)
Net repayments on revolving credit loans	(13,291)	(7,589)
Payments for employee tax withholdings on equity awards	(6,255)	(5,500)
Proceeds from the reissuance of treasury stock	442	389
Net cash (used in) provided by financing activities	(22,003)	790,327
Effect of exchange rate changes on cash and cash equivalents	(12,708)	1,670
Net decrease in cash and cash equivalents	(610,051)	(1,264,050)
Cash and cash equivalents at beginning of year	955,628	2,125,591
Cash and cash equivalents at end of period	$345,577	$861,541
Reconciliation of net income to net cash provided by operating activities:
Net income	$33,699	$30,654
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40,481	31,683
Provision for losses on accounts receivable	924	3,910
Stock-based compensation expense	7,587	4,918
Accretion of debt discount and debt issuance costs	378	587
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	670,528	390,930
Inventories	(7,387)	(239,565)
Prepaid expenses and other assets	(30,344)	(60,238)
Accounts payable	(1,132,019)	65,487
Accrued expenses and other liabilities	(150,465)	(3,008)
Total adjustments	(600,317)	194,704
Net cash (used in) provided by operating activities	$(566,618)	$225,358
Supplemental schedule of non-cash investing activities:
Issuance of stock to acquire business	$—	$247,232

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest wholesale distributors of technology products. Tech Data serves as a vital link in the evolving technology ecosystem by bringing products from the world’s leading technology vendors to market, as well as helping customers create solutions best suited to maximize business outcomes for their end-user customers. Tech Data’s customers include value-added resellers, direct marketers, retailers and corporate resellers who support the diverse technology needs of end users. The Company manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific.
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2018, and its consolidated statements of income, comprehensive (loss) income and cash flows for the three months ended April 30, 2018 and 2017.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's quarterly operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second half of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three months ended April 30, 2018 and 2017 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2019.
Additionally, the comparability of financial information between periods is impacted by the timing of the acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business (“TS”), which occurred on February 27, 2017 (see Note 4 - Acquisitions for further discussion). Therefore, the results of operations for the three months ended April 30, 2018 include an additional month of TS operations, as compared to the three months ended April 30, 2017.
Acquisition, integration and restructuring expenses
Acquisition, integration and restructuring expenses are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other costs related to the acquisition of TS.
LCD settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. The Company reached settlement agreements with certain manufacturers during the three months ended April 30, 2018 and 2017 and has recorded these amounts, net of attorney fees and other expenses, in "LCD settlements and other, net" in the Consolidated Statement of Income.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2018 and January 31, 2018, the Company had a total of $627.7 million and $687.2 million, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2018 and 2017, discount fees recorded under these facilities were $2.7 million and $1.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In May 2014, the FASB issued an accounting standard which supersedes all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provided supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The Company adopted the standard utilizing the full retrospective method during the quarter ended April 30, 2018. The adoption of this standard impacted the reporting of certain revenues on a gross or net basis, primarily related to changes in the reporting of certain software revenue transactions from a gross basis to a net basis. Additionally, the Company reclassified certain amounts on the consolidated balance sheet related to customer rebates, sales returns and other discounts from a reduction of accounts receivable to accrued expenses and other liabilities as these amounts represent liabilities to customers. Similarly, the Company reclassified certain amounts for the Company's right to recover assets from customers related to sales returns from inventory to prepaid expenses and other assets. The adoption of this standard had no impact on gross profit, operating income, net income or cash flows from operations.
As a result of the adoption of the new revenue recognition standard, certain amounts in the Company’s Consolidated Statement of Income for the three months ended April 30, 2017 and Consolidated Balance Sheet as of January 31, 2018 have been recast as follows:

	Three months ended April 30, 2017
	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
Net sales	$7,664,063	$(640,443)	$7,023,620
Cost of products sold	7,206,975	(640,443)	6,566,532

As of January 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
ASSETS
Accounts receivable, net	$5,783,666	$252,050	$6,035,716
Inventories	3,065,218	(99,697)	2,965,521
Prepaid expenses and other assets	288,178	115,370	403,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6,947,282	$14,911	$6,962,193
Accrued expenses and other liabilities	917,174	252,812	1,169,986

The following table presents the effect of the adoption of the new revenue recognition standard on the Consolidated Statement of Income for fiscal 2018 by quarter:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year 2018
	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard
(in thousands)
Net sales	$7,664,063	$7,023,620	$8,882,691	$8,092,353	$9,135,728	$8,448,471	$11,092,529	$10,033,397	$36,775,011	$33,597,841
Cost of products sold	$7,206,975	$6,566,532	$8,367,100	$7,576,762	$8,609,647	$7,922,390	$10,475,668	$9,416,536	$34,659,390	$31,482,220
In August 2016, the FASB issued a new accounting standard that addresses how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The Company adopted this standard during the quarter ended April 30, 2018. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued a new accounting standard that revises the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this standard during the quarter ended April 30, 2018. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued a new accounting standard that clarifies the guidance regarding the changes to the terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The Company adopted this standard during the quarter ended April 30, 2018. The adoption of this standard had no material impact on the Company's consolidated financial statements.
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
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts other than as described above.

NOTE 2 — REVENUE RECOGNITION
The Company’s revenues primarily result from the sale of various technology products and services. The Company recognizes revenue as control of products is transferred to customers, which generally happens at the point of shipment. Products sold by the Company are delivered via shipment from the Company’s facilities, dropshipment directly from the vendor, or by electronic delivery of keys for software products. In relation to product support, supply chain management and other services performed by the Company, revenue is recognized over time as the services are performed. Service revenues and related contract liabilities were not material for the periods presented.
The Company has contracts with certain customers where the Company’s performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the Company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements primarily relate to certain fulfillment contracts, as well as sales of software services and extended warranty services.
The Company allows its customers to return product for exchange or credit subject to certain limitations. A liability is recorded at the time of sale for estimated product returns based upon historical experience and an asset is recognized for the amount expected to be recorded in inventory upon product return. The Company also provides volume rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.
The Company considers shipping & handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold. Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 12 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for the three months ended April 30, 2018 and 2017 (as a percent of consolidated net sales):

	Three months ended April 30,
	2018	2017
Apple, Inc.	14%	16%
HP Inc.	12%	12%
Cisco Systems, Inc.	11%	11%
NOTE 3 — EARNINGS PER SHARE ("EPS")
The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 7 – Stock-Based Compensation for further discussion) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2018	2017
(in thousands, except per share data)
Net income	$33,699	$30,654

Weighted average common shares - basic	38,281	37,251
Effect of dilutive securities:
Equity based awards	280	217
Weighted average common shares - diluted	38,561	37,468

Earnings per share:
Basic	$0.88	$0.82
Diluted	$0.87	$0.82

For the three months ended April 30, 2018 and 2017, there were 8,439 and zero shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 4 — ACQUISITIONS
Acquisition of TS
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
The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

(in millions)
Cash	$176
Accounts receivable	1,830
Inventories	239
Prepaid expenses and other current assets	100
Property and equipment, net	62
Goodwill	727
Intangible assets	919
Other assets, net	151
Total assets	4,204

Other current liabilities	1,169
Revolving credit loans and long-term debt	134
Other long-term liabilities	99
Total liabilities	1,402

Purchase price	$2,802
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

Three months ended April 30:
2017
(in millions)
Pro forma net sales	$7,694
Pro forma net income	$36
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs

•	Tax effects of adjustments based on an estimated statutory tax rate
Acquisition, integration and restructuring expenses
Acquisition, integration and restructuring expenses are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other costs related to the acquisition of TS. Restructuring costs are comprised of severance, facilities and other exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three months ended April 30, 2018 and 2017 are comprised of the following:

	Three months ended April 30,
	2018	2017
(in thousands)
Restructuring costs	$16,480	$10,345
IT related costs	7,330	1,770
Professional services	3,567	10,137
Transaction related costs	878	15,179
Other costs	4,970	4,635
Total	$33,225	$42,066
During the three months ended April 30, 2018, the Company recorded restructuring costs of $4.3 million in the Americas and $12.2 million in Europe. During the three months ended April 30, 2017, the Company recorded restructuring costs of $9.5 million in the Americas and $0.8 million in Europe. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the three months ended April 30, 2018 is as follows:

	Three months ended April 30, 2018
	Severance	Facility and Other Costs	Total
(in thousands)
Balance at January 31, 2018	$13,366	$1,630	$14,996
Fiscal 2019 restructuring expenses	12,412	4,068	16,480
Cash payments	(5,747)	(1,620)	(7,367)
Foreign currency translation	(385)	(75)	(460)
Balance at April 30, 2018	$19,646	$4,003	$23,649

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	April 30, 2018	January 31, 2018
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Less—unamortized debt discount and debt issuance costs	(8,300)	(8,678)
Senior Notes, net	991,700	991,322
Term Loans, interest rate of 3.40% and 3.07% at April 30, 2018 and January 31, 2018, respectively	500,000	500,000
Other committed and uncommitted revolving credit facilities, average interest rate of 6.88% and 6.07% at April 30, 2018 and January 31, 2018, respectively	104,227	119,826
Other long-term debt	23,664	26,761
	1,619,591	1,637,909
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(114,417)	(132,661)
Total long-term debt	$1,505,174	$1,505,248
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
Other Credit Facilities
The Company has a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2018 and January 31, 2018.
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

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. The Company may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. There was $500 million outstanding on the 2022 Term Loans at both April 30, 2018 and January 31, 2018, at an interest rate of 3.40% and 3.07%, respectively.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.5 billion at both April 30, 2018 and January 31, 2018. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2018 and January 31, 2018.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $449.9 million at April 30, 2018 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $104.2 million outstanding on these facilities at April 30, 2018, at a weighted average interest rate of 6.88%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.
At April 30, 2018, the Company had also issued standby letters of credit of $28.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2018, the Company was in compliance with all such financial covenants.
NOTE 6 — INCOME TAXES
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for U.S. Tax Reform, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which requires that the Company include in its financial statements the reasonable estimate of the impact of U.S. Tax Reform on earnings to the extent such reasonable estimate has been determined. Accordingly, in the fourth quarter of fiscal 2018, the Company recorded income tax expenses of $95.4 million, which represents the Company’s reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate.
SAB 118 allows the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. The Company considers both the recognition of the transition tax and the remeasurement of deferred taxes incomplete. The Company did not adjust any of the provisional amounts during the three months ended April 30, 2018. The final impact from the enactment of U.S. Tax Reform may differ from the reasonable estimate of $95.4 million due to substantiation of foreign-based earnings and profits and foreign tax credits and the utilization of those foreign tax credits. Additionally, new guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period they are identified. Additionally, U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company can make an accounting policy election to either treat taxes due on the GILTI as a current period expense, or factor such amounts into its measurement of deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating these matters and has not yet determined its accounting policy. However, the Company has included tax expense related to GILTI for current year operations in the estimated annual effective tax rate and has not provided for GILTI on deferred items.
The Company's effective tax rate was 21.0% and 31.1% for the three months ended April 30, 2018 and 2017, respectively. On an absolute dollar basis, the provision for income taxes decreased to $9.0 million in the first quarter of fiscal 2019 compared to $13.8 million in the first quarter of fiscal 2018. The decrease in both the effective tax rate and the provision for income taxes in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 is primarily due to the decrease in the U.S. federal income tax rate partially offset by GILTI provisions due to U.S. Tax Reform, an income tax benefit of $2.6 million related to the reversal of a valuation allowance in Europe and the relative mix of earnings and losses within the taxing jurisdictions in which the Company operates.

NOTE 7 — STOCK-BASED COMPENSATION
For the three months ended April 30, 2018 and 2017, the Company recorded $7.6 million and $4.9 million, respectively, of stock-based compensation expense.
At April 30, 2018, the Company had awards outstanding from one equity-based compensation plan which was initially approved by the Company’s shareholders in June 2009 and includes 4.0 million shares available for grant of which approximately 1.3 million shares remain available for future grant at April 30, 2018. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, maximum value stock-settled stock appreciation rights, maximum value options, and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the three months ended April 30, 2018 is as follows:

Shares
Nonvested at January 31, 2018	700,532
Granted	241,613
Vested	(225,039)
Canceled	(23,725)
Nonvested at April 30, 2018	693,381
Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement, for the three months ended April 30, 2018 is as follows:

Shares
Nonvested at January 31, 2018	170,685
Granted	153,719
Canceled	(15,471)
Nonvested at April 30, 2018	308,933
NOTE 8 — SHAREHOLDERS' EQUITY
The Company’s common share issuance activity for the three months ended April 30, 2018 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2018	21,083,972	$44.59
Shares of treasury stock reissued for equity incentive plans	(156,018)
Treasury stock balance at April 30, 2018	20,927,954	$44.59
There were no common shares repurchased by the Company during the three months ended April 30, 2018. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	April 30, 2018			January 31, 2018
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Foreign currency forward contracts		$11,142			$5,025

LIABILITIES
Foreign currency forward contracts		$7,132			$11,675
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $43.8 million and $43.1 million, respectively, at April 30, 2018 and $44.8 million and $44.7 million, respectively, at January 31, 2018.
The carrying value of the 2017 Senior Notes discussed in Note 5 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $981 million and $1.02 billion, respectively, at April 30, 2018 and January 31, 2018. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and the $500 million outstanding under the Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange loss of $0.7 million and gain of $0.9 million, respectively, for the three months ended April 30, 2018 and 2017. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended April 30, 2018 and 2017 were approximately $1.4 billion and $0.8 billion, respectively, with average maturities of 30 days and 36 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 9 – Fair Value Measurements.
NOTE 11 — COMMITMENTS & CONTINGENCIES
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of April 30, 2018 and January 31, 2018, the outstanding amount of guarantees under these arrangements totaled $2.8 million and $3.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment for several fiscal years that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. As of January 31, 2018, the Company had recorded a liability for the entire amount of the remaining assessments, which related to fiscal years 1994 and 1995, of approximately $10.7 million, including estimates of various penalties and interest. During the three months ended April 30, 2018, the Company recorded a benefit in interest expense of $0.9 million to adjust its accrual for estimated interest costs to the final assessed amount. The Company has paid the assessed amounts.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $21.8 million at April 30, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 12 — SEGMENT INFORMATION
The Company operates predominantly in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on three geographic segments. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.
Financial information by geographic segment is as follows (in thousands):

	Three months ended April 30,
	2018	2017
Net sales:
Americas (1)	$3,618,206	$3,135,322
Europe	4,661,702	3,707,265
Asia-Pacific	268,411	181,033
Total	$8,548,319	$7,023,620

Operating income:
Americas (2)	$61,342	$50,900
Europe (3)	17,318	24,799
Asia-Pacific	(577)	4,297
Stock-based compensation expense	(7,587)	(4,918)
Total	$70,496	$75,078

Depreciation and amortization:
Americas	$23,259	$16,692
Europe	14,991	13,533
Asia-Pacific	2,231	1,458
Total	$40,481	$31,683

Capital expenditures:
Americas	$4,379	$20,872
Europe	3,717	9,394
Asia-Pacific	359	180
Total	$8,455	$30,446

As of:	April 30, 2018	January 31, 2018
Identifiable assets:
Americas	$5,020,562	$5,014,409
Europe	5,847,476	7,336,974
Asia-Pacific	551,746	568,976
Total	$11,419,784	$12,920,359

Long-lived assets:
Americas (1)	$210,307	$214,922
Europe	55,153	57,781
Asia-Pacific	5,278	6,388
Total	$270,738	$279,091

Goodwill & acquisition-related intangible assets, net:
Americas	$1,120,752	$1,139,273
Europe	633,261	645,134
Asia-Pacific	119,678	130,093
Total	$1,873,691	$1,914,500

(1)
Net sales in the United States represented 87% and 88%, respectively, of the total Americas' net sales for the three months ended April 30, 2018 and 2017. Total long-lived assets in the United States represented 97% of the Americas' total long-lived assets at both April 30, 2018 and January 31, 2018.

(2)
Operating income in the Americas for the three months ended April 30, 2018 includes acquisition, integration and restructuring expenses of $13.9 million (see further discussion in Note 4 – Acquisitions) and a gain related to LCD settlements and other, net, of $3.0 million (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies). Operating income in the Americas for the three months ended April 30, 2017 includes acquisition, integration and restructuring expenses of $30.2 million and a gain related to LCD settlements and other, net, of $12.7 million.

(3)	Operating income in Europe for the three months ended April 30, 2018 and 2017, includes acquisition, integration and restructuring expenses of $18.0 million and $11.6 million, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2018 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

Tech Data is one of the world’s largest wholesale distributors of technology products. Tech Data serves as a vital link in the evolving technology ecosystem by bringing products from the world’s leading technology vendors to market, as well as helping our customers create solutions best suited to maximize business outcomes for their end-user customers.
On September 19, 2016, we entered into an interest purchase agreement, as subsequently amended, with Avnet, Inc. (“Avnet”) to acquire Avnet’s Technology Solutions business ("TS"). The acquisition of TS was completed on February 27, 2017. We acquired TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash, including estimated closing adjustments, and 2,785,402 shares of the Company's common stock. The final cash consideration is subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement (see Note 4 of Notes to Consolidated Financial Statements for further discussion). TS delivers data center hardware and software solutions and services. We believe the TS acquisition strengthens our end-to-end solutions and deepens our value added capabilities in the data center and next-generation technologies.
Due to the timing of the completion of the TS acquisition, the results of operations for the three months ended April 30, 2018 include an additional month of TS operations, as compared to the three months ended April 30, 2017, which impacts comparability between periods.

CRITICAL ACCOUNTING POLICIES
Effective February 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. See Note 2 of Notes to Consolidated Financial Statements for information regarding our revenue recognition critical accounting policy. There have been no other material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements, including the impacts of the adoption of the new revenue recognition accounting standard.

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses, LCD settlements and other, net, and acquisition-related intangible assets amortization expense;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, LCD settlements and other, net, acquisition-related intangible assets amortization expense, value added tax assessments and related interest expense, acquisition-related financing expenses, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, LCD settlements and other, net, acquisition-related intangible assets amortization expense, value added tax assessments and related interest expense, acquisition-related financing expenses, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances.

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

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended April 30,
	2018	2017
Net sales	100.00%	100.00%
Cost of products sold	93.88	93.49
Gross profit	6.12	6.51
Operating expenses:
Selling, general and administrative expenses	4.94	5.02
Acquisition, integration and restructuring expenses	0.39	0.60
LCD settlements and other, net	(0.03)	(0.18)
	5.30	5.44
Operating income	0.82	1.07
Interest expense	0.30	0.44
Other expense (income), net	0.02	—
Income before income taxes	0.50	0.63
Provision for income taxes	0.11	0.19
Net income	0.39%	0.44%

NET SALES
The following tables summarize our net sales and change in net sales by geographic region for the three months ended April 30, 2018 and 2017:

	Three months ended April 30,		Change
	2018	2017	$	%
(in millions)
Consolidated net sales, as reported	$8,548	$7,024	$1,524	21.7%
Impact of changes in foreign currencies	(593)	—	(593)
Consolidated net sales, as adjusted	$7,955	$7,024	$931	13.3%

Americas net sales, as reported	$3,618	$3,135	$483	15.4%
Impact of changes in foreign currencies	(15)	—	(15)
Americas net sales, as adjusted	$3,603	$3,135	$468	14.9%

Europe net sales, as reported	$4,662	$3,708	$954	25.7%
Impact of changes in foreign currencies	(573)	—	(573)
Europe net sales, as adjusted	$4,089	$3,708	$381	10.3%

Asia-Pacific net sales, as reported	$268	$181	$87	48.1%
Impact of changes in foreign currencies	(5)	—	(5)
Asia-Pacific net sales, as adjusted	$263	$181	$82	45.3%

NET SALES COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of $468 million is primarily due to growth in data center and software products, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

EUROPE

•
The increase in Europe net sales, as adjusted, of $381 million is primarily due to growth in data center and software products, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•
The increase in Asia-Pacific net sales, as adjusted, of $82 million is primarily due to the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three months ended April 30, 2018 and 2017 (as a percent of consolidated net sales):

	Three months ended April 30,
	2018	2017
Apple, Inc.	14%	16%
HP Inc.	12%	12%
Cisco Systems, Inc.	11%	11%

There were no customers that exceeded 10% of our consolidated net sales for the three months ended April 30, 2018 and 2017.

GROSS PROFIT
The following table provides a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended April 30, 2018 and 2017:

	Three months ended April 30,		Change
	2018	2017	$	%
(in millions)
Gross profit, as reported	$523.1	$457.1	$66.0	14.4%
Impact of changes in foreign currencies	(34.9)	—	(34.9)
Gross profit, as adjusted	$488.2	$457.1	$31.1	6.8%

The increase in gross profit, as adjusted, of $31.1 million is primarily due to an increase in net sales volume, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The decrease in gross profit as a percentage of net sales, as reported, of 39 basis points is primarily due to the impacts of a competitive environment, the mix of products sold and changes in certain vendor pricing programs.

OPERATING EXPENSES
SELLING GENERAL AND ADMINISTRATIVE EXPENSES
The following table provides a comparison of our selling, general and administrative expenses for the three months ended April 30, 2018 and 2017:

	Three months ended April 30,		Change
	2018	2017	$	%
(in millions)
SG&A, as reported	$422.4	$352.6	$69.8	19.8%
Impact of changes in foreign currencies	(29.5)	—	(29.5)
SG&A, as adjusted	$392.9	$352.6	$40.3	11.4%

SG&A as a percentage of net sales, as reported	4.94%	5.02%		(8) bps

The increase in SG&A, as adjusted, of $40.3 million, as compared to the same period in the prior fiscal year is primarily due to an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The decrease in SG&A as a percentage of net sales, as reported, of eight basis points is primarily due to greater operating leverage from our increased sales.

ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other costs related to the acquisition of TS. Restructuring costs are comprised of severance, facilities and other exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs primarily consist of payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three months ended April 30, 2018 and 2017 are comprised of the following:

	Three months ended April 30,
	2018	2017
(in millions)
Restructuring costs	$16.5	$10.3
IT related costs	7.3	1.8
Professional services	3.5	10.1
Transaction related costs	0.9	15.2
Other costs	5.0	4.7
Total	$33.2	$42.1

LCD SETTLEMENTS AND OTHER, NET

We have been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays. We reached settlement agreements with certain manufacturers during the three months ended April 30, 2018 and 2017, and have recorded these amounts net of attorney fees and other expenses.

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income ("OI") and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended April 30, 2018 and 2017:

	Three months ended April 30,
	2018	2017
(in millions)
Operating income	$70.5	$75.1
Acquisition, integration and restructuring expenses	33.2	42.1
LCD settlements and other, net	(3.0)	(12.7)
Acquisition-related intangible assets amortization expense	23.4	18.7
Non-GAAP operating income	$124.1	$123.2

FIRST QUARTER COMMENTARY

•
The decrease in GAAP operating income of $4.6 million is primarily due to an increase in SG&A, including an increase in acquisition-related intangible assets amortization expense, partially offset by an increase in net sales volume.

•	The increase in non-GAAP operating income of $0.9 million is primarily due to an increase in net sales volume, partially offset by an increase in SG&A.

•	The increases in net sales volume and SG&A are both primarily due to the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

AMERICAS

	Three months ended April 30,
	2018	2017
(in millions)
Operating income - Americas	$61.3	$50.9
Acquisition, integration and restructuring expenses	13.9	30.2
LCD settlements and other, net	(3.0)	(12.7)
Acquisition-related intangible assets amortization expense	13.7	10.1
Non-GAAP operating income - Americas	$85.9	$78.5

AMERICAS FIRST QUARTER COMMENTARY

•
The increase in GAAP operating income of $10.4 million is primarily due to an increase in net sales volume and a decrease in acquisition, integration and restructuring expenses, partially offset by an increase in SG&A and a decrease in gains related to settlement agreements with certain manufacturers of LCD flat panel and cathode ray tube displays.

•	The increase in non-GAAP operating income of $7.4 million is primarily due to an increase in net sales volume, partially offset by an increase in SG&A.

•	The increases in net sales volume and SG&A are both primarily due to the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

EUROPE

	Three months ended April 30,
	2018	2017
(in millions)
Operating income - Europe	$17.3	$24.8
Acquisition, integration and restructuring expenses	18.0	11.6
Acquisition-related intangible assets amortization expense	8.3	7.7
Non-GAAP operating income - Europe	$43.6	$44.1

EUROPE FIRST QUARTER COMMENTARY

•
The decrease in GAAP operating income of $7.5 million is primarily due to an increase in SG&A and an increase in acquisition, integration and restructuring expenses, partially offset by an increase in net sales volume.

•	The decrease in non-GAAP operating income of $0.5 million is primarily due to an increase in SG&A, partially offset by an increase in net sales volume.

•	The increases in net sales volume and SG&A are both primarily due to the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

ASIA-PACIFIC

	Three months ended April 30,
	2018		2017
	$ in millions	as a % of net sales	$ in millions	as a % of net sales

Operating (loss) income - Asia-Pacific	$(0.6)	(0.21)%	$4.3	2.37%
Acquisition, integration and restructuring expenses	0.3		—
Acquisition-related intangible assets amortization expense	1.4		0.9
Non-GAAP operating income - Asia-Pacific	$1.1	0.40%	$5.2	2.87%

ASIA-PACIFIC FIRST QUARTER COMMENTARY

•	The decreases in GAAP operating income of $4.9 million and non-GAAP operating income of $4.1 million are primarily due to investments in personnel to support our operations in the region.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income.

	Three months ended April 30,
	2018	2017
(in millions)
Americas	$61.3	$50.9
Europe	17.3	24.8
Asia-Pacific	(0.6)	4.3
Stock-based compensation expense	(7.5)	(4.9)
Operating income	$70.5	$75.1

INTEREST EXPENSE
Interest expense decreased by $5.1 million to $25.9 million in the first quarter of fiscal 2019 compared to $31.0 million in the first quarter of fiscal 2018. The decrease is primarily due to $4.6 million of costs incurred in the prior year related to a commitment for a bridge loan facility obtained in conjunction with the acquisition of TS, $3.3 million of prior year interest expense on $350 million of Senior Notes that matured in September 2017 and lower amounts outstanding on the Term Loan Credit Agreement, partially offset by higher average borrowings on other credit facilities during the period.

OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, increased to $1.9 million of expense in the first quarter of fiscal 2019 compared to $0.4 million of income in the first quarter of the prior year, primarily due to higher losses on the investments contained within the life insurance policies. These losses on investments are substantially offset in the Company's payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three months ended April 30, 2018 and 2017:

	Three months ended April 30,
	2018	2017
Effective tax rate	21.0%	31.1%

The decrease in both the effective tax rate and the provision for income taxes in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 is primarily due to the decrease in the U.S. federal income tax rate partially offset by Global Intangible Low-Taxed Income provisions due to U.S. Tax Reform, an income tax benefit of $2.6 million related to the reversal of a valuation allowance in Europe and the relative mix of earnings and losses within the taxing jurisdictions in which we operate. On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

NET INCOME AND EARNINGS PER SHARE-DILUTED
The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended April 30, 2018 and 2017 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended April 30:	2018	2017	2018	2017
(in millions, except per share data)
GAAP results	$33.7	$30.7	$0.87	$0.82
Acquisition, integration and restructuring expenses	33.2	42.1	0.86	1.12
LCD settlements and other, net	(3.0)	(12.7)	(0.08)	(0.34)
Acquisition-related intangible assets amortization expense	23.4	18.7	0.61	0.50
Value added tax assessment and related interest expense	(0.9)	—	(0.02)	—
Acquisition-related financing expenses	—	8.8	—	0.24
Income tax effect of the above adjustments	(13.0)	(17.5)	(0.33)	(0.47)
Reversal of deferred tax valuation allowances	(2.6)	—	(0.07)	—
Non-GAAP results	$70.8	$70.1	$1.84	$1.87

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Three months ended April 30:	2018	2017
(in millions)
Net cash (used in) provided by:
Operating activities	$(566.6)	$225.4
Investing activities	(8.7)	(2,281.4)
Financing activities	(22.0)	790.3
Effect of exchange rate changes on cash and cash equivalents	(12.8)	1.6
Net decrease in cash and cash equivalents	$(610.1)	$(1,264.1)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and short-term borrowings. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of April 30, 2018 and 2017, and January 31, 2018 and 2017.

As of:	April 30, 2018	January 31, 2018	As of:	April 30, 2017	January 31, 2017
DSO	56	55	DSO	56	43
DOS	33	29	DOS	32	29
DPO	(65)	(68)	DPO	(63)	(54)
Net cash days	24	16	Net cash days	25	18

The $567 million in cash used in operating activities in the first quarter of fiscal 2019 is primarily due to an 8 day increase in the cash conversion cycle, as illustrated above. Additionally, the seasonal impact of our business in the fourth quarter results in higher payments to vendors in the first quarter. The $225 million in cash provided by operating activities in the first quarter of fiscal 2018 is primarily due to the net benefit from changes in TS working capital as compared to the date of acquisition.

The decrease in net cash used in investing activities is primarily due to $2.25 billion in cash paid in the prior year for the acquisition of TS, net of cash acquired. The decrease in net cash provided by financing activities is primarily due to net borrowings in the prior year under the Term Loan Credit Agreement of $800 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 36% at April 30, 2018. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At April 30, 2018, we had approximately $345.6 million in cash and cash equivalents, of which approximately $329.7 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. Historically, we have utilized and reinvested cash earned outside the U.S. to fund foreign operations and expansion. We are currently in process of evaluating the use of our foreign cash due to the enactment of U.S. Tax Reform (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

The following is a discussion of our various financing facilities:

Senior notes

In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"), resulting in proceeds of approximately $989.9 million, net of debt discount and debt issuance costs of approximately $1.6 million and $8.5 million, respectively. The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The debt discount and debt issuance costs incurred in connection with the public offering are amortized over the life of the 2017 Senior Notes as additional interest expense using the effective interest method. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2017. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are our senior unsecured obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness of the Company outstanding from time to time.

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

Other credit facilities

We have a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at April 30, 2018 and January 31, 2018.

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

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. We may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the respective maturity dates. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. There was $500 million outstanding on the 2022 Term Loans at both April 30, 2018 and January 31, 2018 at an interest rate of 3.40% and 3.07%, respectively.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.5 billion at both April 30, 2018 and January 31, 2018. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of August 8, 2019 and we pay interest on advances at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2018 and January 31, 2018.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $449.9 million at April 30, 2018 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $104.2 million outstanding on these facilities at April 30, 2018, at a weighted average interest rate of 6.88%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.

At April 30, 2018, we had also issued standby letters of credit of $28.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2018, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At April 30, 2018 and January 31, 2018, we had a total of $627.7 million and $687.2 million, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2018 and 2017, discount fees recorded under these facilities were $2.7 million and $1.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.
No material changes have occurred in our market risks since January 31, 2018.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2018. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment for several fiscal years that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. As of January 31, 2018, we had recorded a liability for the entire amount of the remaining assessments, which related to fiscal years 1994 and 1995, of approximately $10.7 million, including estimates of various penalties and interest. During the three months ended April 30, 2018, we recorded a benefit in interest expense of $0.9 million to adjust our accrual for estimated interest costs to the final assessed amount. The Company has paid the assessed amounts.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $21.8 million at April 30, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
As previously reported, the SEC requested information from us with respect to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to 2013. The SEC has notified us that it has concluded its investigation of Tech Data and does not intend to recommend an enforcement action against Tech Data.
We are subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

Appointment of Chief Executive Officer and Executive Chairman of the Board

On June 6, 2018, the Company's Board of Directors (the “Board”) appointed Richard T. Hume as Chief Executive Officer and Robert M. Dutkowsky as Executive Chairman of the Board pursuant to the previously announced succession plan.

In conjunction with Mr. Hume’s appointment as Chief Executive Officer, the Company entered into an Amended and Restated Employment Agreement (“CEO Agreement”). The CEO Agreement is for an indefinite term and is effective as of June 6, 2018. Pursuant to the CEO Agreement, for so long as Mr. Hume serves as Chief Executive Officer, the Company has agreed that the Board will nominate Mr. Hume to serve as a Director to be voted upon by the shareholders at the Company’s annual meeting. Mr. Hume’s annual base salary under the CEO Agreement is $900,000 per year and will be reviewed annually by the Board. Mr. Hume also has an opportunity to earn incentive compensation under the Company’s Incentive Bonus Plan as determined by the Board. Mr. Hume’s target annual incentive under the Incentive Bonus Plan for fiscal 2019 will be 120% of his base salary effective as of June 6, 2018 and, accordingly, Mr. Hume’s fiscal 2019 bonus will be prorated to reflect his target annual incentive as Chief Operating Officer through June 6, 2018. Mr. Hume will continue to be eligible to receive equity awards as determined by the Board and to receive other benefits including participation in the Company’s Executive Choice Plan in an amount up to $20,000 per year. Mr. Hume will also continue to participate in the Company’s Executive Severance Plan and the Company’s Change in Control Policy with a severance factor of 2.5 times Mr. Hume’s combined base salary and target bonus at the time of termination. Mr. Hume is subject to a non-competition agreement for a period of two years after his employment ends as well as other customary restrictive covenants. On June 6, 2018, the Board also awarded Mr. Hume restricted stock units with a grant date fair value of $610,360.

On June 6, 2018, in conjunction with his transition to the role of Executive Chairman, the Company entered into an Amended and Restated Employment Agreement with Mr. Dutkowsky (“Executive Chairman Agreement”). Pursuant to the Executive Chairman Agreement, Mr. Dutkowsky will receive an annual board retainer of $200,000 to be reviewed annually by the Board and will be eligible to receive Director equity grants at the discretion of the Board. Mr. Dutkowsky will also be entitled to receive an annual salary of $300,000 in his capacity as an employee of the Company. The base salary will be reviewed annually by the Compensation Committee of the Board in conjunction with the review of the salaries of other executives of the Company. Pursuant to the Executive Chairman Agreement, effective as of June 6, 2018, Mr. Dutkowsky will no longer participate in the Company’s Incentive Bonus Plan provided that, for fiscal 2019, Mr. Dutkowsky’s annual incentive under the Incentive Bonus Plan will be payable based on the Company’s actual attainment under the plan pro-rated to reflect the number of days in the fiscal year prior to Mr. Dutkowsky’s transition date to the role of Executive Chairman on June 6, 2018. Mr. Dutkowsky will continue to participate in the Executive Severance Plan, and Change in Control Policy as well as the Company’s Executive Choice Plan. On June 6, 2018, in his capacity as Executive Chairman, the Board awarded Mr. Dutkowsky the annual equity grant for Directors of restricted stock units with a grant date fair value of $130,000.

The foregoing descriptions of the CEO Agreement and Executive Chairman Agreement do not purport to be complete and are qualified in their entirety by reference to the text of the CEO Agreement and Executive Chairman Agreement, which are attached as Exhibits 10.1 and 10.2 hereto and incorporated herein by reference.
Annual Meeting of Shareholders

The Company held its Annual Meeting of Shareholders on June 6, 2018. The following matters set forth in our Proxy Statement dated April 26, 2018, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The shareholders elected ten directors to serve annual terms.

	For	Against	Abstain	Broker non-votes
Charles E. Adair	31,717,810	568,935	10,923	2,602,864
Karen M. Dahut	32,169,302	117,354	11,012	2,602,864
Robert M. Dutkowsky	31,992,459	294,157	11,052	2,602,864
Harry J. Harczak, Jr.	32,179,902	106,080	11,686	2,602,864
Bridgette P. Heller	32,147,897	138,231	11,540	2,602,864
Richard T. Hume	32,034,902	251,767	10,999	2,602,864
Kathleen Misunas	31,824,861	461,575	11,232	2,602,864
Thomas I. Morgan	31,773,311	513,299	11,058	2,602,864
Patrick G. Sayer	32,032,187	256,880	8,601	2,602,864
Savio W. Tung	32,050,835	237,572	9,261	2,602,864

2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2019.

For	Against	Abstain
34,307,913	583,611	9,008

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2018 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
23,793,366	8,482,147	22,155	2,602,864

4. The shareholders approved the 2018 Equity Incentive Plan.

For	Against	Abstain	Broker non-votes
30,804,541	1,474,819	18,308	2,602,864

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	Amended and Restated Employment Agreement between Tech Data Corporation and Richard T. Hume, dated June 6, 2018

10-2(1)	Amended and Restated Employment Agreement between Tech Data Corporation and Robert M. Dutkowsky, dated June 6, 2018

10-3(1)	2018 Equity Incentive Plan of Tech Data Corporation

10-4(1)	Restricted Stock Unit Grant Agreement

10-5(1)	Performance-Based Restricted Stock Unit Grant Agreement

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2018 and January 31, 2018; (ii) Consolidated Statement of Income for the three months ended April 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive (Loss) Income for the three months ended April 30, 2018 and 2017; (iv) Consolidated Statement of Cash Flows for the three months ended April 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	June 7, 2018
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	June 7, 2018
Charles V. Dannewitz