Form 10-Q
period 2018-07-31
TECH DATA CORP
filed 2018-09-06
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2018
Common stock, par value $.0015 per share	38,349,995

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)
(Unaudited)

	July 31, 2018	January 31, 2018
		(As Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$792,859	$955,628
Accounts receivable, net	5,200,039	6,035,716
Inventories	3,022,673	2,965,521
Prepaid expenses and other assets	383,191	403,548
Total current assets	9,398,762	10,360,413
Property and equipment, net	268,137	279,091
Goodwill	944,959	969,168
Intangible assets, net	1,009,177	1,086,772
Other assets, net	212,281	224,915
Total assets	$11,833,316	$12,920,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,233,180	$6,962,193
Accrued expenses and other liabilities	1,016,496	1,169,986
Revolving credit loans and current maturities of long-term debt, net	116,881	132,661
Total current liabilities	7,366,557	8,264,840
Long-term debt, less current maturities	1,402,301	1,505,248
Other long-term liabilities	213,747	228,779
Total liabilities	8,982,605	9,998,867
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at July 31, 2018 and January 31, 2018	89	89
Additional paid-in capital	829,002	827,301
Treasury stock, at cost (20,898,729 and 21,083,972 shares at July 31, 2018 and January 31, 2018)	(931,864)	(940,124)
Retained earnings	2,855,499	2,745,934
Accumulated other comprehensive income	97,985	288,292
Total shareholders' equity	2,850,711	2,921,492
Total liabilities and shareholders' equity	$11,833,316	$12,920,359
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net sales	$8,886,101	$8,092,353	$17,434,420	$15,115,973
Cost of products sold	8,359,071	7,576,762	16,384,273	14,143,294
Gross profit	527,030	515,591	1,050,147	972,679
Operating expenses:
Selling, general and administrative expenses	415,319	410,598	837,680	763,230
Acquisition, integration and restructuring expenses	13,297	30,117	46,522	72,183
Legal settlements and other, net	(5,234)	(28,655)	(8,199)	(41,343)
Gain on disposal of subsidiary	(6,717)	—	(6,717)	—
	416,665	412,060	869,286	794,070
Operating income	110,365	103,531	180,861	178,609
Interest expense	28,053	28,272	53,975	59,280
Other expense (income), net	901	284	2,818	(131)
Income before income taxes	81,411	74,975	124,068	119,460
Provision for income taxes	5,545	27,516	14,503	41,347
Net income	$75,866	$47,459	$109,565	$78,113
Earnings per share:
Basic	$1.97	$1.24	$2.86	$2.07
Diluted	$1.97	$1.24	$2.84	$2.06
Weighted average common shares outstanding:
Basic	38,428	38,174	38,356	37,720
Diluted	38,566	38,388	38,565	37,935
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Net income	$75,866	$47,459	$109,565	$78,113
Other comprehensive (loss) income:
Foreign currency translation adjustment	(102,055)	195,438	(190,307)	229,101
Total comprehensive (loss) income	$(26,189)	$242,897	$(80,742)	$307,214

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2018	2017
		(As Adjusted)
Cash flows from operating activities:
Cash received from customers	$22,873,693	$19,826,856
Cash paid to vendors and employees	(22,793,148)	(19,356,918)
Interest paid, net	(48,829)	(32,425)
Income taxes paid	(37,179)	(66,066)
Net cash (used in) provided by operating activities	(5,463)	371,447
Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	8,985	—
Acquisition of businesses, net of cash acquired	(2,818)	(2,249,344)
Expenditures for property and equipment	(14,131)	(12,613)
Software and software development costs	(8,592)	(29,200)
Other	1,096	(899)
Net cash used in investing activities	(15,460)	(2,292,056)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,008,148
Principal payments on long-term debt	(105,845)	(210,946)
Cash paid for debt issuance costs	—	(5,121)
Net repayments on revolving credit loans	(8,700)	(18,786)
Payments for employee tax withholdings on equity awards	(6,702)	(5,686)
Proceeds from the reissuance of treasury stock	920	694
Net cash (used in) provided by financing activities	(120,327)	768,303
Effect of exchange rate changes on cash and cash equivalents	(21,519)	59,982
Net decrease in cash and cash equivalents	(162,769)	(1,092,324)
Cash and cash equivalents at beginning of year	955,628	2,125,591
Cash and cash equivalents at end of period	$792,859	$1,033,267
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income	$109,565	$78,113
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of subsidiary	(6,717)	—
Depreciation and amortization	80,399	70,573
Provision for losses on accounts receivable	6,270	7,437
Stock-based compensation expense	15,555	12,892
Accretion of debt discount and debt issuance costs	756	1,174
Deferred income taxes	(11,396)	561
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	602,579	91,589
Inventories	(166,800)	(236,879)
Prepaid expenses and other assets	(39,131)	(21,378)
Accounts payable	(486,900)	413,745
Accrued expenses and other liabilities	(109,643)	(46,380)
Total adjustments	(115,028)	293,334
Net cash (used in) provided by operating activities	$(5,463)	$371,447
Supplemental schedule of non-cash investing activities:
Issuance of stock to acquire business	$—	$247,232
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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2018, its consolidated statements of income and comprehensive (loss) income for the three and six months ended July 31, 2018 and 2017, and its consolidated cash flows for the six months ended July 31, 2018 and 2017.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services offered. Narrow operating margins may magnify the impact of these factors on the Company's quarterly operating results. Recent historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second half of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and six months ended July 31, 2018 and 2017 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2019.
Additionally, the comparability of financial information between periods is impacted by the timing of the acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business (“TS”), which occurred on February 27, 2017 (see Note 4 - Acquisitions for further discussion). Therefore, the results of operations for the six months ended July 31, 2018 include an additional month of TS operations, as compared to the six months ended July 31, 2017.
Acquisition, integration and restructuring expenses
Acquisition, integration and restructuring expenses are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other (income) costs related to the fiscal 2018 acquisition of TS, as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019 (see Note 5 – Acquisition, Integration and Restructuring Expenses for further discussion).
Legal settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays, as well as reimbursement from insurance providers of certain costs incurred by the Company associated with the restatement of certain of the Company’s consolidated financial statements and other financial information from fiscal 2009 to 2013. The Company reached settlement agreements during the periods presented and has recorded these amounts, net of attorney fees and expenses, in “legal settlements and other, net” in the Consolidated Statement of Income.

Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2018 and January 31, 2018, the Company had a total of $866.2 million and $687.2 million, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2018 and 2017, discount fees recorded under these facilities were $3.7 million and $2.3 million, respectively, and during the six months ended July 31, 2018 and 2017, discount fees recorded under these facilities were $6.3 million and $4.1 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
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
As a result of the adoption of the new revenue recognition standard, certain amounts in the Company’s Consolidated Statement of Income for the three and six months ended July 31, 2017 and Consolidated Balance Sheet as of January 31, 2018 have been recast as follows:

	Three months ended July 31, 2017			Six months ended July 31, 2017
	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
Net sales	$8,882,691	$(790,338)	$8,092,353	$16,546,754	$(1,430,781)	$15,115,973
Cost of products sold	8,367,100	(790,338)	7,576,762	15,574,075	(1,430,781)	14,143,294

As of January 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
ASSETS
Accounts receivable, net	$5,783,666	$252,050	$6,035,716
Inventories	3,065,218	(99,697)	2,965,521
Prepaid expenses and other assets	288,178	115,370	403,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6,947,282	$14,911	$6,962,193
Accrued expenses and other liabilities	917,174	252,812	1,169,986

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
Recently Issued Accounting Standards
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right to use asset will be recorded for leases determined to be financing leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. In July 2018, the FASB issued additional updates to the new accounting standard which provide entities with a transition option to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition option. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019, with early adoption permitted. The Company is in the process of assessing the impact of this new standard, however, the Company currently expects that the primary impact will be an increase in its total assets and total liabilities due to the recognition of right-of-use assets and corresponding lease liabilities upon implementation for leases currently accounted for as operating leases.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 14 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for the three and six months ended July 31, 2018 and 2017 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Apple, Inc.	14%	13%	14%	15%
HP Inc.	12%	12%	12%	12%
Cisco Systems, Inc.	11%	12%	11%	11%

NOTE 3 — EARNINGS PER SHARE ("EPS")
The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 9 – Stock-Based Compensation for further discussion) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in thousands, except per share data)
Net income	$75,866	$47,459	$109,565	$78,113

Weighted average common shares - basic	38,428	38,174	38,356	37,720
Effect of dilutive securities:
Equity based awards	138	214	209	215
Weighted average common shares - diluted	38,566	38,388	38,565	37,935

Earnings per share:
Basic	$1.97	$1.24	$2.86	$2.07
Diluted	$1.97	$1.24	$2.84	$2.06
For the three months ended July 31, 2018 and 2017, there were 46,727 and 26,454 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2018 and 2017, there were 46,212 and 36,956 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 4 — ACQUISITIONS
Acquisition of TS
On February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017. The total cash consideration payable to Avnet was subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. In August 2018, the Company executed a settlement agreement with Avnet, resulting in a final working capital adjustment of $120 million payable to Avnet. As the measurement period has concluded, a gain of $9.6 million was recorded in “acquisition, integration and restructuring expenses” in the Consolidated Statement of Income for the three and six months ended July 31, 2018, representing the difference between the final working capital adjustment and the Company’s prior estimate. Additionally, as part of the settlement agreement, the Company and Avnet reached agreement on the final geographic allocation of the purchase price for tax reporting purposes which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. The recognition of the deferred tax asset in the U.S. resulted in an income tax benefit of $12.8 million during the three and six months ended July 31, 2018.

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

	Three months ended July 31:	Six months ended July 31:
	2017	2017
(in millions)
Pro forma net sales	$8,092	$15,786
Pro forma net income	$51	$87
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs

•	Tax effects of adjustments based on an estimated statutory tax rate

NOTE 5 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of TS as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other (income) costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other (income) costs includes the gain recorded related to the settlement agreement with Avnet (see Note 4 – Acquisitions for further discussion), as well as payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2018 and 2017 related to the acquisition of TS are comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in thousands)
Restructuring costs	$3,777	$6,982	$14,649	$17,327
IT related costs	1,156	4,586	8,486	6,356
Professional services	839	10,932	4,406	21,069
Transaction related costs	315	2,050	1,193	17,229
Other (income) costs	(5,525)	5,567	(555)	10,202
Total	$562	$30,117	$28,179	$72,183

During the three months ended July 31, 2018 and 2017, the Company recorded restructuring costs in the Americas of $0.1 million and $0.9 million, respectively, and in Europe of $3.7 million and $6.1 million, respectively. During the six months ended July 31, 2018 and 2017, the Company recorded restructuring costs in the Americas of $3.5 million and $10.4 million, respectively, and in Europe of $11.1 million and $6.9 million, respectively. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the six months ended July 31, 2018 related to the acquisition of TS is as follows:

	Six months ended July 31, 2018
	Severance	Facility Exit Costs	Total
(in thousands)
Balance at January 31, 2018	$13,366	$1,630	$14,996
Fiscal 2019 restructuring expenses	11,718	2,931	14,649
Cash payments	(11,437)	(1,833)	(13,270)
Foreign currency translation	(631)	(136)	(767)
Balance at July 31, 2018	$13,016	$2,592	$15,608

Global Business Optimization Program
On August 29, 2018, the Company's Board of Directors approved the Global Business Optimization Program (the "GBO Program") to increase investment in the Company’s strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, the Company expects to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. The majority of these charges will be incurred prior to the end of fiscal 2020. The cash charges primarily consist of severance costs, and also include professional services and other costs.

Restructuring expenses for the three and six months ended July 31, 2018 and 2017 related to the GBO Program are comprised of the following:

	Three months ended July 31,	Six months ended July 31,
	2018	2018
(in thousands)
Severance costs	$5,605	$8,874
Professional services	7,130	9,469
Total	$12,735	$18,343
During the three months ended July 31, 2018, the Company recorded restructuring costs related to the GBO Program of $6.5 million in the Americas, $6.1 million in Europe and $0.1 million in Asia-Pacific. During the six months ended July 31, 2018, the Company recorded restructuring costs of $7.3 million in the Americas, $10.9 million in Europe and $0.1 million in Asia-Pacific. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the six months ended July 31, 2018 related to the GBO Program is as follows:

	Six months ended July 31, 2018
	Severance	Professional Services	Total
(in thousands)
Fiscal 2019 restructuring expenses	$8,874	$9,469	$18,343
Cash payments	(1,407)	(1,598)	(3,005)
Foreign currency translation	(322)	(85)	(407)
Balance at July 31, 2018	$7,145	$7,786	$14,931
NOTE 6 — GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, the Company executed an agreement to sell certain of its operations in Ireland for a total sales price of approximately $15.3 million, subject to final working capital adjustments. The Company recorded a gain on sale of $6.7 million, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with the Company’s investment in this foreign entity. The operating results of this entity during the three and six months ended July 31, 2018 and 2017 were insignificant relative to the Company's consolidated financial results.

NOTE 7 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	July 31, 2018	January 31, 2018
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Less—unamortized debt discount and debt issuance costs	(7,922)	(8,678)
Senior Notes, net	992,078	991,322
Term Loans, interest rate of 3.58% and 3.07% at July 31, 2018 and January 31, 2018, respectively	400,000	500,000
Other committed and uncommitted revolving credit facilities, average interest rate of 7.07% and 6.07% at July 31, 2018 and January 31, 2018, respectively	107,008	119,826
Other long-term debt	20,096	26,761
	1,519,182	1,637,909
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(116,881)	(132,661)
Total long-term debt	$1,402,301	$1,505,248
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"). The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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
Other Credit Facilities
The Company has a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2018 and January 31, 2018.
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
The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. The Company may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. During the six months ended July 31, 2018, the Company made principal prepayments of $100 million on the 2022 Term Loans. At July 31, 2018, there was $400 million outstanding on the 2022 Term Loans, at an interest rate of 3.58%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.5 billion, respectively, at July 31, 2018 and January 31, 2018. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2018 and January 31, 2018.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $427.7 million at July 31, 2018 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $107.0 million outstanding on these facilities at July 31, 2018, at a weighted average interest rate of 7.07%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.
At July 31, 2018, the Company had also issued standby letters of credit of $15.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2018, the Company was in compliance with all such financial covenants.

NOTE 8 — INCOME TAXES
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for U.S. Tax Reform, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which requires that the Company include in its financial statements the reasonable estimate of the impact of U.S. Tax Reform on earnings to the extent such reasonable estimate has been determined. Accordingly, in the fourth quarter of fiscal 2018, the Company recorded income tax expense of $95.4 million, which represents the Company’s reasonable estimate of the impact of enactment of U.S. Tax Reform. The amounts recorded include income tax expense of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate.
SAB 118 allows the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. The Company considers both the recognition of the transition tax and the remeasurement of deferred taxes incomplete. The Company did not adjust any of the provisional amounts during the six months ended July 31, 2018. The final impact from the enactment of U.S. Tax Reform may differ from the reasonable estimate of $95.4 million due to substantiation of foreign-based earnings and profits and foreign tax credits and the utilization of those foreign tax credits. Additionally, new guidance from regulators, interpretation of the law, and refinement of the Company’s estimates from ongoing analysis of data and tax positions may change the provisional amounts recorded. Any changes in the provisional amount recorded will be reflected in income tax expense in the period they are identified. Additionally, U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company can make an accounting policy election to either treat taxes due on the GILTI as a current period expense, or factor such amounts into its measurement of deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating these matters and has not yet determined its accounting policy. However, the Company has included tax expense related to GILTI for current year operations in the estimated annual effective tax rate and has not provided for GILTI on deferred items.
The Company's effective tax rate was 6.8% and 36.7% for the three months ended July 31, 2018 and 2017, respectively, and 11.7% and 34.6% for the six months ended July 31, 2018 and 2017, respectively. On an absolute dollar basis, the provision for income taxes decreased to $5.5 million for the second quarter of fiscal 2019 compared to $27.5 million for the second quarter of fiscal 2018 and decreased to $14.5 million for the first semester of fiscal 2019 compared to $41.3 million for the first semester of fiscal 2018. The decrease in both the effective tax rate and the provision for income taxes for the three and six month periods ended July 31, 2018, as compared to the prior year, is primarily due to a $12.8 million income tax benefit recorded in relation to the settlement agreement reached with Avnet (see Note 4 – Acquisitions for further discussion), the decrease in the U.S. federal income tax rate partially offset by GILTI provisions due to U.S. Tax Reform, and the relative mix of earnings and losses within the taxing jurisdictions in which the Company operates. Additionally, the six months ended July 31, 2018 includes an income tax benefit of $2.6 million related to the reversal of a valuation allowance in Europe.
NOTE 9 — STOCK-BASED COMPENSATION
For the six months ended July 31, 2018 and 2017, the Company recorded $15.6 million and $12.9 million, respectively, of stock-based compensation expense.
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the six months ended July 31, 2018 is as follows:

Shares
Nonvested at January 31, 2018	700,532
Granted	272,849
Vested	(252,830)
Canceled	(36,051)
Nonvested at July 31, 2018	684,500

Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement, for the six months ended July 31, 2018 is as follows:

Shares
Nonvested at January 31, 2018	170,685
Granted	153,719
Canceled	(19,786)
Nonvested at July 31, 2018	304,618
NOTE 10 — SHAREHOLDERS' EQUITY
The Company’s common share issuance activity for the six months ended July 31, 2018 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2018	21,083,972	$44.59
Shares of treasury stock reissued for equity incentive plans	(185,243)
Treasury stock balance at July 31, 2018	20,898,729	$44.59
There were no common shares repurchased by the Company during the six months ended July 31, 2018. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	July 31, 2018			January 31, 2018
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Foreign currency forward contracts		$6,112			$5,025

LIABILITIES
Foreign currency forward contracts		$5,973			$11,675
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
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $44.3 million and $44.3 million, respectively, at July 31, 2018 and $44.8 million and $44.7 million, respectively, at January 31, 2018.
The carrying value of the 2017 Senior Notes discussed in Note 7 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $986 million and $1.02 billion, respectively, at July 31, 2018 and January 31, 2018. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and under the Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company's foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange gain of $1.3 million and loss of $23.7 million, respectively, for the three months ended July 31, 2018 and 2017 and a foreign currency exchange gain of $0.6 million and loss of $22.7 million, respectively, for the six months ended July 31, 2018 and 2017. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company's average notional amounts of derivative financial instruments outstanding during the three months ended July 31, 2018 and 2017 were approximately $1.3 billion and $1.2 billion, respectively, with average maturities of 28 days and 36 days, respectively. The Company's average notional amounts of derivative financial instruments outstanding during the six months ended July 31, 2018 and 2017 were approximately $1.4 billion and $1.0 billion, respectively, with average maturities of 29 days and 36 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on the derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s foreign currency forward contracts are also discussed in Note 11 – Fair Value Measurements.

NOTE 13 — COMMITMENTS & CONTINGENCIES
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
The Company provides additional financial guarantees to finance companies on behalf of certain customers. The majority of these guarantees are for an indefinite period of time, where the Company would be required to perform if the customer is in default with the finance company related to purchases made from the Company. The Company reviews the underlying credit for these guarantees on at least an annual basis. As of July 31, 2018 and January 31, 2018, the outstanding amount of guarantees under these arrangements totaled $2.8 million and $3.3 million, respectively. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to the above guarantees is remote.
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment for several fiscal years that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. As of January 31, 2018, the Company had recorded a liability for the entire amount of the remaining assessments, which related to fiscal years 1994 and 1995, of approximately $10.7 million, including estimates of various penalties and interest. During the six months ended July 31, 2018, the Company recorded a benefit in interest expense of $0.9 million to adjust its accrual for estimated interest costs to the final assessed amount. The Company has paid the assessed amounts.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $20.4 million at July 31, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 14 — SEGMENT INFORMATION
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

Financial information by geographic segment is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Net sales:
Americas (1)	$4,043,331	$3,769,696	$7,661,537	$6,905,018
Europe	4,549,127	4,043,110	9,210,829	7,750,375
Asia-Pacific	293,643	279,547	562,054	460,580
Total	$8,886,101	$8,092,353	$17,434,420	$15,115,973

Operating income:
Americas (2), (3)	$87,930	$87,975	$149,272	$138,875
Europe (4), (5)	29,085	18,464	46,403	43,263
Asia-Pacific	1,318	5,066	741	9,363
Stock-based compensation expense	(7,968)	(7,974)	(15,555)	(12,892)
Total	$110,365	$103,531	$180,861	$178,609

Depreciation and amortization:
Americas	$23,591	$20,971	$46,850	$37,663
Europe	14,016	15,690	29,007	29,223
Asia-Pacific	2,311	2,229	4,542	3,687
Total	$39,918	$38,890	$80,399	$70,573

Capital expenditures:
Americas	$8,233	$7,087	$12,612	$27,959
Europe	5,362	2,920	9,079	12,314
Asia-Pacific	673	1,360	1,032	1,540
Total	$14,268	$11,367	$22,723	$41,813

As of:	July 31, 2018	January 31, 2018
Identifiable assets:
Americas	$5,186,581	$5,014,409
Europe	6,046,378	7,336,974
Asia-Pacific	600,357	568,976
Total	$11,833,316	$12,920,359

Long-lived assets:
Americas (1)	$209,351	$214,922
Europe	53,693	57,781
Asia-Pacific	5,093	6,388
Total	$268,137	$279,091

Goodwill & acquisition-related intangible assets, net:
Americas	$1,109,835	$1,139,273
Europe	600,331	645,134
Asia-Pacific	113,324	130,093
Total	$1,823,490	$1,914,500

(1)
Net sales in the United States represented 91% and 90%, respectively, of the total Americas' net sales for the three months ended July 31, 2018 and 2017, and 89% of the total Americas' net sales for both the six months ended July 31, 2018 and 2017. Total long-lived assets in the United States represented 97% of the Americas' total long-lived assets at both July 31, 2018 and January 31, 2018.

(2)
Operating income in the Americas for the three months ended July 31, 2018 and 2017 includes acquisition, integration and restructuring expenses of $(0.9) million and $14.3 million, respectively (see further discussion in Note 5 – Acquisition, Integration and Restructuring Expenses) and a gain related to legal settlements and other, net, of $5.2 million and $30.0 million, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(3)
Operating income in the Americas for the six months ended July 31, 2018 and 2017 includes acquisition, integration and restructuring expenses of $13.1 million and $44.4 million, respectively and a gain related to legal settlements and other, net, of $8.2 million and $42.6 million, respectively.

(4) Operating income in Europe for the three months ended July 31, 2018 and 2017 includes acquisition, integration and restructuring expenses of $13.3 million and $14.7 million, respectively. Operating income in Europe for the six months ended July 31, 2018 and 2017, includes acquisition, integration and restructuring expenses of $31.3 million and $26.2 million, respectively.

(5)
Operating income in Europe for the three and six months ended July 31, 2018 includes a gain on disposal of a subsidiary of $6.7 million (see further discussion in Note 6 – Gain on Disposal of Subsidiary).

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
On February 27, 2017, we acquired Avnet, Inc.'s (“Avnet”) Technology Solutions business ("TS"). TS delivers data center hardware and software solutions and services and we believe the TS acquisition strengthens our end-to-end solutions and deepens our value added capabilities in the data center and next-generation technologies. We acquired TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock. In August 2018, we entered into a settlement agreement with Avnet to finalize the TS purchase price (see Note 4 of Notes to Consolidated Financial Statements for further discussion), which resulted in the recognition of a gain of $9.6 million during the three and six months ended July 31, 2018. Additionally, as part of the settlement agreement, we reached agreement with Avnet on the final geographic allocation of the purchase price for tax reporting purposes which resulted in the recognition of a deferred tax asset in the United States (“U.S.”) for future tax deductions related to the amortization of goodwill for tax purposes. The recognition of the deferred tax asset in the U.S. resulted in an income tax benefit of $12.8 million during the three and six months ended July 31, 2018.

Due to the timing of the completion of the TS acquisition, the results of operations for the six months ended July 31, 2018 include an additional month of TS operations, as compared to the six months ended July 31, 2017, which impacts comparability between periods.

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary and tax indemnifications;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, value added tax assessments and related interest expense, tax indemnifications, acquisition-related financing expenses, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, value added tax assessments and related interest expense, tax indemnifications, acquisition-related financing expenses, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances.

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

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	94.07	93.63	93.98	93.57
Gross profit	5.93	6.37	6.02	6.43
Operating expenses:
Selling, general and administrative expenses	4.67	5.07	4.80	5.05
Acquisition, integration and restructuring expenses	0.15	0.37	0.27	0.48
Legal settlements and other, net	(0.06)	(0.35)	(0.05)	(0.28)
Gain on disposal of subsidiary	(0.07)	—	(0.04)	—
	4.69	5.09	4.98	5.25
Operating income	1.24	1.28	1.04	1.18
Interest expense	0.31	0.35	0.31	0.39
Other expense (income), net	0.01	—	0.02	—
Income before income taxes	0.92	0.93	0.71	0.79
Provision for income taxes	0.07	0.34	0.08	0.27
Net income	0.85%	0.59%	0.63%	0.52%

NET SALES

QUARTERLY RESULTS

The following tables summarize our net sales and change in net sales by geographic region for the three months ended July 31, 2018 and 2017:

	Three months ended July 31,		Change
	2018	2017	$	%
(in millions)
Consolidated net sales, as reported	$8,886	$8,092	$794	9.8%
Impact of changes in foreign currencies	(139)	—	(139)
Consolidated net sales, as adjusted	$8,747	$8,092	$655	8.1%

Americas net sales, as reported	$4,043	$3,770	$273	7.2%
Impact of changes in foreign currencies	4	—	4
Americas net sales, as adjusted	$4,047	$3,770	$277	7.3%

Europe net sales, as reported	$4,549	$4,043	$506	12.5%
Impact of changes in foreign currencies	(148)	—	(148)
Europe net sales, as adjusted	$4,401	$4,043	$358	8.9%

Asia-Pacific net sales, as reported	$294	$279	$15	5.4%
Impact of changes in foreign currencies	5	—	5
Asia-Pacific net sales, as adjusted	$299	$279	$20	7.2%

QUARTERLY COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $277 million is primarily due to growth in personal computer systems.
EUROPE

•
The increase in Europe net sales, as adjusted, of $358 million is primarily due to growth in mobility products and personal computer systems. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $20 million is primarily due to growth in data center products.

YEAR TO DATE RESULTS
The following tables summarize our net sales and change in net sales by geographic region for the six months ended July 31, 2018:

	Six months ended July 31,		Change
	2018	2017	$	%
(in millions)
Consolidated net sales, as reported	$17,434	$15,116	$2,318	15.3%
Impact of changes in foreign currencies	(731)	—	(731)
Consolidated net sales, as adjusted	$16,703	$15,116	$1,587	10.5%

Americas net sales, as reported	$7,661	$6,905	$756	10.9%
Impact of changes in foreign currencies	(12)	—	(12)
Americas net sales, as adjusted	$7,649	$6,905	$744	10.8%

Europe net sales, as reported	$9,211	$7,750	$1,461	18.9%
Impact of changes in foreign currencies	(719)	—	(719)
Europe net sales, as adjusted	$8,492	$7,750	$742	9.6%

Asia-Pacific net sales, as reported	$562	$461	$101	21.9%
Impact of changes in foreign currencies	—	—	—
Asia-Pacific net sales, as adjusted	$562	$461	$101	21.9%

YEAR TO DATE COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of $744 million is primarily due to growth in data center and software products, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year, as well as growth in personal computer systems.

EUROPE

•
The increase in Europe net sales, as adjusted, of $742 million is primarily due to growth in data center and software products, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year, as well as growth in mobility products. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•
The increase in Asia-Pacific net sales, as adjusted, of $101 million is primarily due to the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2018 and 2017 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Apple, Inc.	14%	13%	14%	15%
HP Inc.	12%	12%	12%	12%
Cisco Systems, Inc.	11%	12%	11%	11%
There were no customers that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2018 and 2017.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months and six months ended July 31, 2018 and 2017:

QUARTERLY RESULTS

	Three months ended July 31,		Change
	2018	2017	$	%
(in millions)
Gross profit, as reported	$527.0	$515.6	$11.4	2.2%
Impact of changes in foreign currencies	(6.5)	—	(6.5)
Gross profit, as adjusted	$520.5	$515.6	$4.9	1.0%

YEAR TO DATE RESULTS

	Six months ended July 31,		Change
	2018	2017	$	%
(in millions)
Gross profit, as reported	$1,050.1	$972.7	$77.4	8.0%
Impact of changes in foreign currencies	(41.0)	—	(41.0)
Gross profit, as adjusted	$1,009.1	$972.7	$36.4	3.7%

The quarter and year to date increase in gross profit, as adjusted, of $4.9 million and $36.4 million, respectively, is primarily due to an increase in net sales volume. The year to date increase also includes the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The quarter and year to date decrease in gross profit as a percentage of net sales, as reported, of 44 basis points and 41 basis points, respectively, is primarily due to the mix of products sold and the impact of a competitive environment.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses for the three months and six months ended July 31, 2018 and 2017:

	Three months ended July 31,		Change
	2018	2017	$	%
(in millions)
SG&A, as reported	$415.3	$410.6	$4.7	1.1%
Impact of changes in foreign currencies	(6.0)	—	(6.0)
SG&A, as adjusted	$409.3	$410.6	$(1.3)	(0.3)%

SG&A as a percentage of net sales, as reported	4.67%	5.07%		(40) bps

	Six months ended July 31,		Change
	2018	2017	$	%
(in millions)
SG&A, as reported	$837.7	$763.2	$74.5	9.8%
Impact of changes in foreign currencies	(35.1)	—	(35.1)
SG&A, as adjusted	$802.6	$763.2	$39.4	5.2%

SG&A as a percentage of net sales, as reported	4.80%	5.05%		(25) bps

The year to date increase in SG&A, as adjusted, of $39.4 million, as compared to the same period in the prior fiscal year, is primarily due to an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The quarter to date and year to date decrease in SG&A as a percentage of net sales, as reported, of 40 basis points and 25 basis points, respectively, is primarily due to greater operating leverage from our increased sales.
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of TS as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other (income) costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other (income) costs includes the gain recorded related to the settlement agreement with Avnet (see Note 4 of Notes to Consolidated Financial Statements for further discussion), as well as payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2018 and 2017 related to the acquisition of TS are comprised of the following:

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in millions)
Restructuring costs	$3.8	$7.0	$14.6	$17.3
IT related costs	1.2	4.6	8.5	6.4
Professional services	0.8	10.9	4.4	21.1
Transaction related costs	0.3	2.1	1.2	17.2
Other (income) costs	(5.5)	5.5	(0.5)	10.2
Total	$0.6	$30.1	$28.2	$72.2
Global Business Optimization Program
On August 29, 2018, our Board of Directors approved the Global Business Optimization Program (the “GBO Program”) to increase investment in our strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, we expect to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. The majority of these charges will be incurred prior to the end of fiscal 2020. The cash charges primarily consist of severance costs, and also include professional services and other costs. Upon completion, the GBO Program is expected to result in annual cost savings of $70 million to $80 million, of which approximately half is expected to be reinvested to accelerate our strategic priorities.
Restructuring expenses for the three and six months ended July 31, 2018 and 2017 related to the GBO Program are comprised of the following:

	Three months ended July 31,	Six months ended July 31,
	2018	2018
(in thousands)
Severance costs	$5.6	$8.9
Professional services	7.1	9.4
Total	$12.7	$18.3
During the three months ended July 31, 2018, we recorded restructuring costs related to the GBO Program of $6.5 million in the Americas, $6.1 million in Europe and $0.1 million in Asia-Pacific. During the six months ended July 31, 2018, we recorded restructuring costs of $7.3 million in the Americas, $10.9 million in Europe and $0.1 million in Asia-Pacific.
LEGAL SETTLEMENTS AND OTHER, NET
We have been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays, as well as reimbursement from insurance providers of certain costs associated with the restatement of our consolidated financial statements and other financial information from fiscal 2009 to 2013. We reached settlement agreements during the periods presented and have recorded these amounts, net of attorney fees and expenses, in “legal settlements and other, net” in the Consolidated Statement of Income.
GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, we executed an agreement to sell certain of our operations in Ireland for a total sales price of approximately $15.3 million, subject to final working capital adjustments. We recorded a gain on sale of $6.7 million, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with our investment in this foreign entity. The operating results of this entity during the three and six months ended July 31, 2018 and 2017 were insignificant relative to the consolidated financial results.

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended July 31, 2018 and 2017:

QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in millions)
Operating income	$110.4	$103.5	$180.9	$178.6
Acquisition, integration and restructuring expenses	13.3	30.1	46.5	72.2
Legal settlements and other, net	(5.2)	(28.7)	(8.2)	(41.3)
Acquisition-related intangible assets amortization expense	22.7	22.9	46.0	41.6
Gain on disposal of subsidiary	(6.7)	—	(6.7)	—
Tax indemnifications	0.5	—	0.5	—
Non-GAAP operating income	$135.0	$127.8	$259.0	$251.1

CONSOLIDATED COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $6.9 million and $2.3 million respectively, is primarily due to a decrease in acquisition, integration and restructuring expenses, an increase in net sales volume and a gain on disposal of a subsidiary, partially offset by lower gains from legal settlements. The year to date results are also impacted by an increase in SG&A.

•
The quarter to date increase in non-GAAP operating income of $7.2 million is primarily due to an increase in net sales volume. The year to date increase in non-GAAP operating income of $7.9 million is primarily due to an increase in net sales volume, partially offset by an increase in SG&A.

•	The year to date increases in net sales volume and SG&A are both impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

AMERICAS

QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in millions)
Operating income - Americas	$87.9	$88.0	$149.3	$138.9
Acquisition, integration and restructuring expenses	(0.9)	14.3	13.1	44.4
Legal settlements and other, net	(5.2)	(30.0)	(8.2)	(42.6)
Acquisition-related intangible assets amortization expense	13.6	12.4	27.2	22.5
Non-GAAP operating income - Americas	$95.4	$84.7	$181.4	$163.2

AMERICAS COMMENTARY

•
The quarter to date decrease in GAAP operating income of $0.1 million is primarily due to lower gains from legal settlements, partially offset by a decrease in acquisition, integration and restructuring expenses and an increase in net sales volume. The year to date increase in GAAP operating income of $10.4 million is primarily due to a decrease in acquisition, integration and restructuring expenses and an increase in net sales volume, partially offset by lower gains from legal settlements and an increase in SG&A.

•
The quarter to date increase in non-GAAP operating income of $10.7 million is primarily due to an increase in net sales volume. The year to date increase in non-GAAP operating income of $18.2 million is primarily due to an increase in net sales volume, partially offset by an increase in SG&A.

•	The year to date increases in net sales volume and SG&A are both impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

EUROPE
QUARTERLY RESULTS
($ in millions)

YEAR TO DATE RESULTS
($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in millions)
Operating income - Europe	$29.1	$18.4	$46.4	$43.3
Acquisition, integration and restructuring expenses	13.3	14.7	31.3	26.2
Legal settlements and other, net	—	1.3	—	1.3
Acquisition-related intangible assets amortization expense	7.7	9.0	16.1	16.7
Gain on disposal of subsidiary	(6.7)	—	(6.7)	—
Tax indemnification	0.9	—	0.9	—
Non-GAAP operating income - Europe	$44.3	$43.4	$88.0	$87.5

EUROPE COMMENTARY

•
The quarter to date increase in GAAP operating income of $10.7 million is primarily due to a gain on disposal of a subsidiary. The year to date increase in GAAP operating income of $3.1 million is primarily due to a gain on disposal of a subsidiary, partially offset by an increase in acquisition, integration and restructuring expenses. Non-GAAP operating income as compared to the prior year was relatively flat for both quarter and year to date.

ASIA-PACIFIC

QUARTERLY RESULTS

	Three months ended July 31,
	2018		2017
	$ in millions	as a % of net sales	$ in millions	as a % of net sales

Operating income - Asia-Pacific	$1.4	0.45%	$5.1	1.81%
Acquisition, integration and restructuring expenses	0.1		0.1
Acquisition-related intangible assets amortization expense	1.4		1.5
Tax indemnification	(0.4)		—
Non-GAAP operating income - Asia-Pacific	$2.5	0.86%	$6.7	2.39%

YEAR TO DATE RESULTS

	Six months ended July 31,
	2018		2017
	$ in millions	as a % of net sales	$ in millions	as a % of net sales

Operating income - Asia-Pacific	$0.8	0.13%	$9.3	2.03%
Acquisition, integration and restructuring expenses	0.5		0.2
Acquisition-related intangible assets amortization expense	2.7		2.4
Tax indemnification	(0.4)		—
Non-GAAP operating income - Asia-Pacific	$3.6	0.64%	$11.9	2.58%

ASIA-PACIFIC COMMENTARY

•
The quarter and year to date decreases in GAAP operating income of $3.7 million and $8.5 million, respectively, and non-GAAP operating income of $4.2 million and $8.3 million, respectively, are primarily due to investments in personnel to support our operations in the region.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company reports stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income.

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
(in millions)
Americas	$87.9	$88.0	$149.3	$138.9
Europe	29.1	18.4	46.4	43.3
Asia-Pacific	1.4	5.1	0.8	9.3
Stock-based compensation expense	(8.0)	(8.0)	(15.6)	(12.9)
Operating income	$110.4	$103.5	$180.9	$178.6

INTEREST EXPENSE
Interest expense decreased by $0.2 million to $28.1 million in the second quarter of fiscal 2019 compared to $28.3 million in the second quarter of fiscal 2018. The quarter to date decrease is primarily due to $3.3 million of prior year interest expense on $350 million of Senior Notes that matured in September 2017 and lower amounts outstanding on the Term Loan Credit Agreement, partially offset by higher average borrowings on other credit facilities during the period. On a year to date basis, interest expense decreased by $5.3 million to $54.0 million in the first semester of fiscal 2019 compared to $59.3 million in the first semester of the prior year. The year to date decrease is primarily due to $6.6 million of prior year interest expense on $350 million of Senior Notes that matured in September 2017, $4.6 million of costs incurred in the prior year related to a commitment for a bridge loan facility obtained in conjunction with the acquisition of TS, and lower amounts outstanding on the Term Loan Credit Agreement, partially offset by higher average borrowings on other credit facilities during the period.

OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense (income), net, increased to $0.9 million of expense in the second quarter of fiscal 2019 compared to $0.3 million of expense in the second quarter of the prior year, primarily due to higher discounts on the sale of accounts receivable. On a year to date basis, other expense (income), net, increased to $2.8 million of expense in the first six months of fiscal 2019 compared to $0.1 million of income in the same period of the prior fiscal year. The year to date increase in other expense (income), net, is primarily due to higher discount fees on the sale of accounts receivable due to increased volume.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three and six months ended July 31, 2018 and 2017:

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended July 31,		Six months ended July 31,
	2018	2017	2018	2017
Effective tax rate	6.8%	36.7%	11.7%	34.6%

The decrease in both the effective tax rate and the provision for income taxes for the three and six month periods ended July 31, 2018, as compared to the prior year, is primarily due to a $12.8 million income tax benefit recorded in relation to the settlement agreement with Avnet (see Note 4 of Notes to Consolidated Financial Statements for further discussion), the decrease in the U.S. federal income tax rate partially offset by Global Intangible Low-Taxed Income provisions due to U.S. Tax Reform, and the relative mix of earnings and losses within the taxing jurisdictions in which the Company operates. Additionally, the six months ended July 31, 2018 includes an income tax benefit of $2.6 million related to the reversal of a valuation allowance in Europe. On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (see Note 8 of Notes to Consolidated Financial Statements for further discussion).

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended July 31, 2018 and 2017 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended July 31:	2018	2017	2018	2017
(in millions, except per share data)
GAAP results	$75.9	$47.5	$1.97	$1.24
Acquisition, integration and restructuring expenses	13.3	30.1	0.34	0.78
Legal settlements and other, net	(5.2)	(28.4)	(0.13)	(0.74)
Acquisition-related intangible assets amortization expense	22.7	22.9	0.59	0.60
Gain on disposal of subsidiary	(6.7)	—	(0.17)	—
Tax indemnifications	0.5	—	0.01	—
Income tax effect of tax indemnifications	(0.5)	—	(0.01)	—
Income tax effect of other adjustments above	(9.5)	(5.4)	(0.25)	(0.14)
Income tax benefit from acquisition settlement	(12.8)	—	(0.34)	—
Non-GAAP results	$77.7	$66.7	$2.01	$1.74

YEAR TO DATE RESULTS
The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the six months ended July 31, 2018 and 2017 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Six months ended July 31:	2018	2017	2018	2017
(in millions, except per share data)
GAAP results	$109.6	$78.1	$2.84	$2.06
Acquisition, integration and restructuring expenses	46.5	72.2	1.21	1.90
Legal settlements and other, net	(8.2)	(41.0)	(0.21)	(1.08)
Acquisition-related intangible assets amortization expense	46.0	41.6	1.19	1.10
Gain on disposal of subsidiary	(6.7)	—	(0.17)	—
Tax indemnifications	0.5	—	0.01	—
Value added tax assessment and related interest expense	(0.9)	—	(0.02)	—
Acquisition-related financing expenses	—	8.8	—	0.23
Income tax effect of tax indemnifications	(0.5)	—	(0.01)	—
Income tax effect of other adjustments above	(22.4)	(22.9)	(0.58)	(0.60)
Income tax benefit from acquisition settlement	(12.8)	—	(0.34)	—
Reversal of deferred tax valuation allowances	(2.6)	—	(0.07)	—
Non-GAAP results	$148.5	$136.8	$3.85	$3.61

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Six months ended July 31:	2018	2017
(in millions)
Net cash (used in) provided by:
Operating activities	$(5.5)	$371.4
Investing activities	(15.5)	(2,292.0)
Financing activities	(120.3)	768.3
Effect of exchange rate changes on cash and cash equivalents	(21.5)	60.0
Net decrease in cash and cash equivalents	$(162.8)	$(1,092.3)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors and short-term borrowings. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). We manage our cash conversion cycle on a daily basis throughout the year and our reported financial results reflect that cash conversion cycle at the balance sheet date. The following tables present the components of our cash conversion cycle, in days, as of July 31, 2018 and 2017, and January 31, 2018 and 2017.

As of:	July 31, 2018	January 31, 2018	As of:	July 31, 2017	January 31, 2017
DSO	53	55	DSO	58	43
DOS	33	29	DOS	32	29
DPO	(68)	(68)	DPO	(66)	(54)
Net cash days	18	16	Net cash days	24	18

The decrease in cash provided by operating activities of $376.9 million is primarily due to changes in working capital, including impacts from the timing of payments to vendors partially offset by the timing of collections from customers. Additionally, cash provided by operating activities in the first semester of fiscal 2018 includes a net benefit from changes in TS working capital as compared to the date of acquisition.

The decrease in net cash used in investing activities is primarily due to $2.25 billion in cash paid in the prior year for the acquisition of TS, net of cash acquired. The decrease in net cash provided by financing activities is primarily due to current year payments of $100 million under the Term Loan Credit Agreement as compared to net borrowings in the prior year of $800 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 35% at July 31, 2018. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At July 31, 2018, we had approximately $792.9 million in cash and cash equivalents, of which approximately $706.0 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. Historically, we have utilized and reinvested cash earned outside the U.S. to fund foreign operations and expansion. We are currently in process of evaluating the use of our foreign cash due to the enactment of U.S. Tax Reform (see Note 8 of Notes to Consolidated Financial Statements for further discussion).

The following is a discussion of our various financing facilities:

Senior notes

In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"). The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are our senior unsecured obligations and will rank equally with all of our other unsecured and unsubordinated indebtedness outstanding from time to time.

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

Other credit facilities

We have a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at July 31, 2018 and January 31, 2018.

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

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. We may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the

2022 Term Loans are reduced by the amount of any prepayments made by us. At July 31, 2018, there was $400 million outstanding on the 2022 Term Loans, at an interest rate of 3.58%.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.5 billion, respectively, at July 31, 2018 and January 31, 2018. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of August 8, 2019 and we pay interest on advances at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2018 and January 31, 2018.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $427.7 million at July 31, 2018 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $107.0 million outstanding on these facilities at July 31, 2018, at a weighted average interest rate of 7.07%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.

At July 31, 2018, we had also issued standby letters of credit of $15.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2018, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2018 and January 31, 2018, we had a total of $866.2 million and $687.2 million, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2018 and 2017, discount fees recorded under these facilities were $3.7 million and $2.3 million, respectively, and during the six months ended July 31, 2018 and 2017, discount fees recorded under these facilities were $6.3 million and $4.1 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.
No material changes have occurred in our market risks since January 31, 2018.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2018. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment for several fiscal years that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. As of January 31, 2018, we had recorded a liability for the entire amount of the remaining assessments, which related to fiscal years 1994 and 1995, of approximately $10.7 million, including estimates of various penalties and interest. During the six months ended July 31, 2018, we recorded a benefit in interest expense of $0.9 million to adjust our accrual for estimated interest costs to the final assessed amount. The Company has paid the assessed amounts.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $20.4 million at July 31, 2018. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	Amended and Restated Executive Bonus Plan

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2018 and January 31, 2018; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2018 and 2017; (iii) Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended July 31, 2018 and 2017; (iv) Consolidated Statement of Cash Flows for the six months ended July 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements, detail tagged.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	September 6, 2018
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	September 6, 2018
Charles V. Dannewitz