Form 10-K
period 2019-01-31
TECH DATA CORP
filed 2019-03-20
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates was $3,167,323,009 based on the reported last sale price of common stock on July 31, 2018 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 14, 2019
Common stock, par value $.0015 per share	36,900,698

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the Annual Meeting of Shareholders to be held on June 5, 2019, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PART I
ITEM 1.    Business.

In this report, we use the terms "Tech Data,” "we," "our," "us" or the “Company” to refer to Tech Data Corporation and its consolidated subsidiaries.

OVERVIEW
Tech Data Corporation is one of the world’s largest IT distribution and solutions companies. We serve a critical role in the center of the IT ecosystem, bringing products from the world's leading technology vendors to market, as well as helping customers create solutions best suited to maximize business outcomes for their end-user customers. Our customers include value-added resellers (“VARs”), direct marketers, retailers, corporate resellers and managed service providers ("MSPs") who support the diverse technology needs of end users.
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
From fiscal 1989 through fiscal 2008, we expanded geographically through the acquisition of several distribution companies in the Americas and Europe, strengthening our position in certain product and customer segments. From fiscal 2008 to fiscal 2017, we continued to expand geographically, and to further diversify our products and solutions portfolio through organic investments and acquisitions, primarily focused on the data center, mobility, and software product categories.
On February 27, 2017, we acquired all the outstanding shares of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS") for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of Tech Data common stock. TS delivered data center hardware and software solutions and services and the TS acquisition strengthened our end-to-end solutions portfolio and deepened our value added capabilities in the data center and next-generation technologies. The total cash consideration payable to Avnet was subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. In August 2018, we executed a settlement agreement with Avnet, resulting in a final working capital adjustment of $120 million, which was paid to Avnet during the fiscal year ended January 31, 2019 (see further discussion in Note 5 of Notes to Consolidated Financial Statements).

VENDORS AND CUSTOMERS
Our value proposition to our vendors:

•
Access to highly fragmented markets - We provide our vendors access to large and highly fragmented markets such as the small- and medium-sized business (“SMB”) sector, which relies on VARs, our primary customer base, to gain access to and support for new technology.

•	Variable-cost route to market - We serve as a variable, cost effective route to market for our vendors by providing them with access to resellers throughout the Americas, Europe and Asia Pacific.

•
Logistics management - Our world class logistics capabilities enable us to efficiently bring technology products to market through one of our 22 strategically located logistics centers, by direct shipment from vendors to customers, or virtually through our Tech Data cloud marketplace.

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

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for fiscal 2019, 2018 and 2017 (as a percent of consolidated net sales):

	2019	2018	2017
Apple, Inc.	16%	17%	21%
HP Inc.	11%	11%	14%
Cisco Systems, Inc.	11%	11%	10%
Our value proposition to our customers:

•
End-to-end solutions - We help our customers create comprehensive, multi-vendor solutions from the world's leading technology vendors in order to maximize business outcomes for their end-user customers.

•
Logistics management - Our robust order and logistics management systems enable us to fulfill customer orders quickly and efficiently through one of our 22 strategically located logistics centers, by direct shipment from the vendor, or virtually through our Tech Data cloud marketplace.

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

We serve one of the largest bases of resellers throughout the Americas, Europe and Asia-Pacific. Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of over 125,000 VARs, direct marketers, retailers, corporate resellers and MSPs. Our VAR customers, in many cases, rely on Tech Data as their principal source of technology products and the related financing for the products. VARs typically prefer not to invest the resources to establish a large number of direct purchasing relationships with vendors or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for their highest volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly. Our customers rely on our expertise and resources to gain vital insights into emerging technologies and to help them capture growth opportunities in a rapidly changing technology landscape. No single customer accounted for more than 10% of our net sales during fiscal 2019, 2018 and 2017.

OUR STRATEGY
We believe technology is changing faster today than at any other point in our company’s history. Digital transformation is reshaping our industry, not only enabling businesses and consumers to engage in more ways than ever before, but changing the way technology is acquired and deployed. Because of this, hybrid models of IT delivery and consumption are emerging, as workloads shift across technology platforms and hardware and software-based solutions become increasingly combined. End-users are demanding solutions that drive business outcomes, and these solutions are end-to-end containing multiple products and software solutions from multiple vendors. As a result, customers are seeking greater integration of products, services and solutions that tie technologies together. Therefore, we believe an IT distribution and solutions company must be end-to-end, with deep capabilities across the computing continuum to manage the increasingly complex IT ecosystem and deliver the solutions and business outcomes the market desires. Our vision for the future is to be the vital link in the IT ecosystem that enables channel partners to bring to market the technology solutions the world needs to connect, learn and advance.
To achieve our vision, we have identified five key elements that we believe define an IT distribution and solutions company:

•	Global Footprint with Local Execution - Global footprint that ensures we can support our channel partners around the world, with the local knowledge it takes to be successful.

•	End-to-End Portfolio - An end-to-end portfolio of products, services and solutions to enable channel partners to create the best business outcomes for their customers.

•	Specialized Skills - Extensive solutions-oriented technical capabilities and deep domain knowledge that span the IT continuum, with the ability to deploy them within specific customer verticals.

•	World-Class IT Systems - A common IT platform that ensures consistent global execution and delivers efficiency and speed for a superior customer experience.

•	Financial Strength - Financial strength and flexibility to invest in next-generation technologies.
These five key elements are the building blocks to Tech Data’s future and our strategic priorities are directly aligned with each of them. To strengthen our role at the center of the IT ecosystem well into the future, we are moving to higher value, focused on the following strategic priorities:

•	Invest in next-generation technologies and delivery models such as the cloud, security, analytics/IoT, and services.

•	Strengthen our end-to-end portfolio of products, services and solutions.

•	Transform our company digitally through greater automation, which we believe will enhance the customer experience, improve productivity and reduce costs.

•	Optimize our global footprint by enhancing the operational efficiency and effectiveness of our businesses around the world.
We believe our focus on these priorities will enable us to achieve our financial objectives of:

•	Growing faster than the industry in select markets by gaining profitable market share in key geographies within select product categories with leading vendors.

•	Improving operating income by growing gross profit faster than operating costs.

•	Delivering a return on invested capital above our weighted average cost of capital.

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
Advanced Solutions Portfolio:

•
Our Advanced Solutions portfolio primarily includes data center technologies such as storage, networking, servers, advanced technology software and converged and hyper-converged infrastructure. Our Advanced Solutions portfolio also includes our specialized solution businesses.

Our next-generation technology solutions, along with our services offerings, span our Endpoint and Advanced Solutions portfolios.

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

EMPLOYEES
On January 31, 2019, we had over 14,000 employees (as measured on a full-time equivalent basis) in more than forty countries on five continents. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.

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

EXECUTIVE OFFICERS
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 20, 2019:

Name	Age	Title
Richard T. Hume	59	Chief Executive Officer
Charles V. Dannewitz	64	Executive Vice President, Chief Financial Officer
Beth E. Simonetti	53	Executive Vice President, Chief Human Resources Officer
John A. Tonnison	50	Executive Vice President, Chief Information Officer
David R. Vetter	59	Executive Vice President, Chief Legal Officer
Joseph H. Quaglia	54	President, Americas
Patrick Zammit	52	President, Europe
Michael Rabinovitch	49	Senior Vice President, Chief Accounting Officer and Controller

Richard T. Hume, Chief Executive Officer, joined the Company in March 2016 as Executive Vice President, Chief Operating Officer. In June 2018, the Company's Board of Directors (the “Board”) appointed Mr. Hume as Chief Executive Officer. Prior to joining the Company, Mr. Hume was employed for more than thirty years at IBM. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science degree in Accounting from Pennsylvania State University.
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
Michael Rabinovitch, Senior Vice President, Chief Accounting Officer and Controller, joined the Company in March 2018 as Senior Vice President, Chief Accounting Officer and Controller. Prior to joining Tech Data, Mr. Rabinovitch was employed at Office Depot, Inc. from January 2015 to February 2018, where he served as Senior Vice President, Finance and Chief Accounting Officer beginning in March 2017 and Vice President of Finance, North America from January 2015 to March 2017. Prior to joining Office Depot, Inc., Mr. Rabinovitch was the Executive Vice President and Chief Financial Officer of Birks Group, a North American manufacturer and retailer of fine jewelry and luxury timepieces, from 2005 through 2014. Prior to joining Birks Group, Mr. Rabinovitch was Vice President of Finance of Claire’s Stores, Inc., a specialty retailer of fashion jewelry and accessories, from 1999 to 2005. Prior to joining Claire’s Stores, Inc., Mr. Rabinovitch was Vice President of Accounting and Corporate Controller at an equipment leasing company and spent five years with Price Waterhouse. Mr. Rabinovitch is a licensed Certified Public Accountant (inactive) and holds Bachelor of Science degrees in Accounting and Finance from Florida State University.

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
Adverse economic conditions may result in lower demand for the products and services we sell. When we experience a rapid decline in demand for products we experience more difficulty in achieving the gross profit and operating profit we desire due to the lower sales and increased pricing pressure. The economic environment may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may also result in downward pressure on our gross profit. As a result, there is pressure to reduce the cost of operations in order to maximize operating profits. To the extent we cannot reduce costs to offset such decline in gross profits, our operating profits typically deteriorate. The benefits from cost reductions may also take longer to fully realize and may not fully mitigate the impact of the reduced demand or changes in vendor terms and conditions. Should we experience a decline in operating profits or not achieve the planned level of growth in operations of previously acquired companies, the valuations we develop for purposes of our goodwill impairment test may be adversely affected, potentially resulting in impairment charges. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales, gross profits and net income.
Our competitors can take more market share by reducing prices on vendor products that contribute the most to our profitability.
The technology distribution industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, service and support. Our customers are not required to purchase any specific volume of products from us and may move business if pricing is reduced by competitors, resulting in lower sales. As a result, we must be extremely flexible in determining when to reduce prices to maintain market share and sales volumes and when to allow our sales volumes to decline to maintain the quality of our profitability. We compete with a variety of regional, national and international wholesale distributors, some of which may have greater financial resources than us.

We are dependent on internal information and telecommunications systems, and any failure of these systems, including system security breaches, data protection breaches or other cybersecurity attacks, may negatively impact our business and results of operations.
Cyber-attacks and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations are constantly evolving and have been increasing in sophistication in recent years. High profile security breaches leading to unauthorized release of sensitive information have occurred with increasing frequency at a number of major U.S. companies, despite widespread recognition of the cyber-attack threat and improved data protection methods. In addition, regulations related to data protection, including the European Union’s General Data Protection Regulation (“GDPR”) which took effect in May 2018, create a range of new compliance obligations for the Company. While to date we have not experienced a significant data loss, significant compromise or any material financial losses related to cybersecurity attacks, our systems, those of our customers, and those of our third-party service providers are under constant threat. Cybercrime, including phishing, social engineering, attempts to overload our servers with denial-of-service attacks, or similar disruptions from unauthorized access to our systems, could cause us critical data loss or the disclosure or use of personal or other confidential information. Outside parties may attempt to fraudulently induce employees to disclose personally identifiable information or other confidential information which could expose us to a risk of loss or misuse of this information.

We are dependent on internal information and telecommunications systems, and we are vulnerable to failure of these systems, including through system security breaches, data protection breaches or other cybersecurity attacks. If these events occur, the unauthorized disclosure, loss or unavailability of data and disruption to our business may have a material adverse effect on our reputation and harm our relationships with vendors and customers. Additionally, these events may lead to financial losses from remedial actions, or potential liability from fines, including in relation to noncompliance with the GDPR, as well as possible litigation and punitive damages. Failures of our internal information or telecommunications systems may prevent us from taking customer orders, shipping products and billing customers. Sales may also be impacted if our customers are unable to access our pricing and product availability information. The occurrence of any of these events could have a material adverse impact on our business and results of operations.

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
Approximately 61%, 62% and 65% of our net sales in fiscal 2019, 2018 and 2017 were generated in countries outside of the U.S., which exposes us to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales. In addition, we may be exposed to foreign exchange risk that may occur as a result of the United Kingdom's (“U.K.”) potential withdrawal from the European Union, commonly referred to as "Brexit". Brexit may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program.

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
Our international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, uncertainty surrounding the implementation and effects of Brexit, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods, the impact of local economic conditions and practices, uncertainties arising from local business practices and cultural considerations, and enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions. Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China, which have increased the prices of many of the products that the company purchases from its suppliers. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices. While the company intends to pass price increases on to our customers, the effect of tariffs on prices may impact sales and results of operations. There can be no assurance that these and other factors will not have an adverse effect on our business.
Changes in tax laws or tax rulings in the jurisdictions in which we operate may materially impact our financial position and results of operations. The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Sharing Project, and has issued and will continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Certain countries are evaluating their tax policies and regulations, which could affect international business and may have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance. For example, on December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries (see Note 9 of Notes to Consolidated Financial Statements for further discussion). Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
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
Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, bank credit lines, trade credit from vendors, accounts receivable purchase agreements, proceeds from public offerings of our common stock and proceeds from debt offerings to satisfy our capital needs and to finance growth. The incurrence of debt under our Senior Notes and other credit facilities subject us to financial and operating covenants, which may limit our ability to borrow and our flexibility in responding to our business needs.
As of January 31, 2019, we had approximately $1.4 billion of total debt. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. Our overall leverage and terms of our financing could, among other things:

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
Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. In addition, the interest rate payable on the 3.70% Senior Notes and the 4.95% Senior Notes (each as defined herein) and certain other credit facilities would be subject to adjustment from time to time if our credit rating is downgraded. The U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
We cannot predict what losses we might incur in litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time.
We cannot predict what losses we might incur from litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various other claims, lawsuits and pending actions against us. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period, depending on the level of income for such period. We can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 1B. Unresolved Staff Comments.
Not applicable.

ITEM 2. Properties.

Our executive offices are located in Clearwater, Florida. As of January 31, 2019, we operated a total of 22 logistics centers and a number of smaller stocking locations to provide our customers timely delivery of products. These logistic centers are located in the following principal markets:  The Americas - 10, Europe - 10, and Asia-Pacific - 2.
As of January 31, 2019, we leased or owned approximately 9.0 million square feet of space. We own approximately 2.6 million square feet of our facilities in the Americas and lease the majority of our facilities and office space in other regions. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3. Legal Proceedings.

Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment related to fiscal years 1994 through 2001 that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. The matters related to fiscal years 1996 through 2001 were resolved during fiscal 2016. During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. We appealed this opinion to the Spanish Supreme Court, however, certain of the amounts assessed were not eligible to be appealed to the Spanish Supreme Court. As a result, we increased our accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income.
During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, we increased our accrual for costs associated with this matter by $2.1 million, including $1.2 million recorded in "value added tax assessments" and $0.9 million recorded in "interest expense" in the Consolidated Statement of Income. As of January 31, 2018, we had recorded a liability of approximately $10.7 million for the entire amount of the remaining assessments, including various penalties and interest. During fiscal 2019, we paid the assessed amounts and recorded a benefit in interest expense of $0.9 million to adjust our accrual for estimated interest costs to the final assessed amount.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. We estimate the total exposure related to CIDE tax, including interest, was approximately $20.4 million at January 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, we have not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to our consolidated net assets or liquidity.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. As of March 14, 2019, there were 193 holders of record.

STOCK PERFORMANCE CHART
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2014 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2014
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2014	2015	2016	2017	2018	2019
Tech Data Corporation	100	106	116	159	186	177
NASDAQ Stock Market (U.S.) Index	100	115	117	144	159	159
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	112	122	167	181	173
Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
On October 2, 2018, the Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the
Company's common stock. During the year ended January 31, 2019, there were 1,429,154 shares repurchased by the Company at an average price of $74.89 per share, for a total cost, including expenses, of approximately $107.0 million under the program. As of January 31, 2019, the Company had approximately $93.0 million available for future repurchases of its common stock under the authorized share repurchase program.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended January 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
November 1 - November 30, 2018	421,833	$73.97	421,833	$125,000,053
December 1 - December 31, 2018	297,368	82.47	297,368	100,475,560
January 1 - January 31, 2019	88,513	84.74	88,513	92,975,378
Total	807,714	$78.28	807,714

Subsequent to January 31, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company's common stock.

ITEM 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY
Year ended January 31:	2019	2018 (1)	2017	2016	2015
(in thousands, except per share data)		(As Adjusted) (2)	(As Adjusted) (2)
Income statement data:
Net sales	$37,238,950	$33,597,841	$24,193,697	$26,379,783	$27,670,632
Gross profit	2,255,899	2,115,621	1,301,927	1,286,661	1,393,954
Operating income (3) (4) (5) (6)	493,802	410,079	291,902	401,428	267,635
Net income (7)	$340,580	$116,641	$195,095	$265,736	$175,172
Earnings per share—basic	$8.94	$3.07	$5.54	$7.40	$4.59
Earnings per share—diluted	$8.89	$3.05	$5.51	$7.36	$4.57
Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital (8)	$2,085,889	$2,095,573	$2,701,472	$1,889,415	$1,834,997
Total assets	12,986,552	12,920,359	8,118,934	6,358,288	6,136,725
Revolving credit loans and current maturities of long-term debt, net	110,368	132,661	373,123	18,063	13,303
Long-term debt, less current maturities	1,300,554	1,505,248	989,924	348,608	351,576
Total shareholders' equity	2,936,723	2,921,492	2,169,888	2,005,755	1,960,143

(1)	During fiscal 2018, we completed the acquisition of TS (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

(2)
We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” during fiscal 2019 using the full retrospective transition method and adjusted results from fiscal 2017 and 2018 (see Note 1 of Notes to Consolidated Financial Statements for further discussion). Results from periods prior to fiscal 2017 have not been recast for the adoption of this standard.

(3)
During fiscal 2019, 2018 and 2017, we recorded acquisition, integration and restructuring expenses of $45.4 million, $136.3 million and $29.0 million, respectively, associated with the acquisition of TS. During fiscal 2019, we also recorded restructuring expenses of $42.5 million associated with the Global Business Optimization Program (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

(4)
During fiscal 2019, we recorded goodwill impairment expense of $47.4 million related to our Asia-Pacific reporting unit (see Note 4 of Notes to Consolidated Financial Statements for further discussion).

(5)
During fiscal 2019, 2018, 2017, 2016 and 2015, we recorded gains of $15.4 million, $41.3 million, $4.1 million, $98.4 million and $5.1 million, respectively, associated with legal settlements, net of attorney fees and expenses (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

(6)
During fiscal 2015, we recorded restatement and remediation related expenses of $22.0 million related to the restatement of certain of our consolidated financial statements and other financial information from fiscal 2009 to fiscal 2013.

(7)
During fiscal 2019 and 2018, we recorded income tax benefits/(expenses) of $49.2 million and ($95.4) million related to the impact of the enactment of U.S. Tax Reform. During fiscal 2019, 2018, 2017 and 2015, we also recorded income tax benefits/(expenses) of $6.0 million, $(1.2) million, $12.5 million and $19.2 million, respectively, related to changes in deferred tax valuation allowances (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

(8)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2019 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW
Tech Data is one of the world’s largest IT distribution and solutions companies. Tech Data serves a critical role in the center of the IT ecosystem, bringing products from the world's leading technology vendors to market, as well as helping our customers create solutions best suited to maximize business outcomes for their end-user customers. Our customers include value-added resellers, direct marketers, retailers, corporate resellers and managed service providers who support the diverse technology needs of end users.
On February 27, 2017, we acquired Avnet, Inc's. (“Avnet”) Technology Solutions business ("TS"). TS delivered data center hardware and software solutions and services and the TS acquisition strengthened our end-to-end solutions and deepened our value added capabilities in the data center and next-generation technologies. We acquired TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock. In August 2018, we entered into a settlement agreement with Avnet to finalize the TS purchase price (see Note 5 of Notes to Consolidated Financial Statements for further discussion), which resulted in the recognition of a gain of $9.6 million during the year ended January 31, 2019. Additionally, as part of the settlement agreement, we reached agreement with Avnet on the final geographic allocation of the purchase price for tax reporting purposes which resulted in the recognition of a deferred tax asset in the United States ("U.S.") for future tax deductions related to the amortization of goodwill for tax purposes. The recognition of the deferred tax asset in the U.S. resulted in an income tax benefit of $13.0 million for the fiscal year ended January 31, 2019.
Due to the timing of the completion of the TS acquisition, the results of operations for the fiscal year ended January 31, 2019 include an additional month of TS operations, as compared to the fiscal year ended January 31, 2018, which impacts comparability between periods.
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform") which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. In fiscal 2018, we recorded income tax expenses of $95.4 million, which represented our reasonable estimate of the impact of the enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the one-time transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate. During the fiscal year ended January 31, 2019, we finalized our analysis of the impact of the enactment of U.S. Tax Reform and decreased our estimate of the one-time transition tax by $49.2 million, primarily due to further analysis of earnings and profits of our foreign subsidiaries and the utilization of foreign tax credits (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

RECENT ACCOUNTING PRONOUNCEMENTS
Effective February 1, 2018, we adopted the requirements of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements, including the impacts of the adoption of the new revenue recognition accounting standard.

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses; goodwill impairment; legal settlements and other, net; gain on disposal of subsidiary; value added tax assessments; tax indemnifications; and acquisition-related intangible assets amortization expense;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses; goodwill impairment; legal settlements and other, net; gain on disposal of subsidiary; tax indemnifications; value added tax assessments and related interest expense; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses; goodwill impairment; legal settlements and other, net; gain on disposal of subsidiary; value added tax assessments and related interest expense; tax indemnifications; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales.

Year ended January 31:	2019	2018	2017
Net sales	100.00%	100.00%	100.00%
Cost of products sold	93.94	93.70	94.62
Gross profit	6.06	6.30	5.38
Operating expenses:
Selling, general and administrative expenses	4.43	4.79	4.07
Acquisition, integration and restructuring expenses	0.23	0.41	0.12
Goodwill impairment	0.13	—	—
Legal settlements and other, net	(0.04)	(0.12)	(0.02)
Value added tax assessments	—	—	—
Gain on disposal of subsidiary	(0.02)	—	—
	4.73	5.08	4.17
Operating income	1.33	1.22	1.21
Interest expense	0.29	0.33	0.15
Other expense (income), net	0.04	—	—
Income before income taxes	1.00	0.89	1.06
Provision for income taxes	0.09	0.54	0.25
Net income	0.91%	0.35%	0.81%

NET SALES

The following tables summarize our net sales and change in net sales by geographic region for the fiscal years ended January 31, 2019, 2018 and 2017 (in billions):

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$37,239	$33,598	$3,641	10.8%
Impact of changes in foreign currencies	(238)	—	(238)
Consolidated net sales, as adjusted	$37,001	$33,598	$3,403	10.1%

Americas net sales, as reported	$16,041	$14,419	$1,622	11.2%
Impact of changes in foreign currencies	45	—	45
Americas net sales, as adjusted	$16,086	$14,419	$1,667	11.6%

Europe net sales, as reported	$20,026	$18,148	$1,878	10.3%
Impact of changes in foreign currencies	(314)	—	(314)
Europe net sales, as adjusted	$19,712	$18,148	$1,564	8.6%

Asia-Pacific net sales, as reported	$1,172	$1,031	$141	13.7%
Impact of changes in foreign currencies	31	—	31
Asia-Pacific net sales, as adjusted	$1,203	$1,031	$172	16.7%

2019 - 2018 NET SALES COMMENTARY
AMERICAS

•
The increase in Americas net sales, as adjusted, of approximately $1.7 billion is primarily due to growth in data center products, software products and personal computer systems, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

EUROPE

•
The increase in Europe net sales, as adjusted, of approximately $1.6 billion is primarily due to growth in data center, software and mobility products, including the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•
The increase in Asia-Pacific net sales, as adjusted, of $172 million is primarily due to growth in data center products and the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$33,598	$24,194	$9,404	38.9%
Impact of changes in foreign currencies	(542)	—	(542)
Consolidated net sales, as adjusted	$33,056	$24,194	$8,862	36.6%

Americas net sales, as reported	$14,419	$9,526	$4,893	51.4%
Impact of changes in foreign currencies	(27)	—	(27)
Americas net sales, as adjusted	$14,392	$9,526	$4,866	51.1%

Europe net sales, as reported	$18,148	$14,668	$3,480	23.7%
Impact of changes in foreign currencies	(506)	—	(506)
Europe net sales, as adjusted	$17,642	$14,668	$2,974	20.3%

Asia-Pacific net sales, as reported	$1,031	$—	$1,031	N/A
Impact of changes in foreign currencies	(9)	—	(9)
Asia-Pacific net sales, as adjusted	$1,022	$—	$1,022	N/A

2018 - 2017 NET SALES COMMENTARY
AMERICAS

•	The increase in Americas net sales, as adjusted, of $4.9 billion is primarily due to growth in data center and software products, primarily due to the impact of the acquisition of TS.

EUROPE

•
The increase in Europe net sales, as adjusted, of $3.0 billion is primarily due to growth in data center and software products, primarily due to the impact of the acquisition of TS, as well as growth in mobility products. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $1.0 billion is due to the acquisition of TS, with net sales primarily in data center and software products.

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the fiscal years ended January 31, 2019, 2018 and 2017:

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
Gross profit, as reported	$2,256	$2,116	$140	6.6%
Impact of changes in foreign currencies	(10)	—	(10)
Gross profit, as adjusted	$2,246	$2,116	$130	6.1%

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
Gross profit, as reported	$2,116	$1,302	$814	62.5%
Impact of changes in foreign currencies	(34)	—	(34)
Gross profit, as adjusted	$2,082	$1,302	$780	59.9%

COMMENTARY

2019 - 2018

•
The increase in gross profit, as adjusted, of $130 million is primarily attributable to increased sales volume and the impact of an additional month of TS operations due to the timing of the completion of the acquisition in the prior year. The decrease in our year-over-year gross profit as a percentage of net sales is primarily due to the mix of products sold and the impact of a competitive environment.

2018 - 2017

•
The increase in gross profit, as adjusted, of $780 million and the increase in our year-over-year gross profit as a percentage of net sales is primarily attributable to increased sales volume and changes in product mix, both of which were significantly driven by the acquisition of TS.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following tables provide a comparison of our selling, general and administrative expenses:

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
SG&A, as reported	$1,649	$1,609	$40	2.5%
Impact of changes in foreign currencies	(11)	—	(11)
SG&A, as adjusted	$1,638	$1,609	$29	1.8%

SG&A as a percentage of net sales, as reported	4.43%	4.79%		(36) bps

The increase in SG&A, as adjusted, of approximately $29 million is primarily due to an additional month of TS operations due to the timing of the completion of the acquisition in the prior year, partially offset by a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible. The decrease in SG&A as a percentage of net sales, as reported, of 36 basis points is primarily due to greater operating leverage from our increased sales and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

Year ended January 31:	2018	2017	$ Change	% Change
(in millions)
SG&A, as reported	$1,609	$984	$625	63.5%
Impact of changes in foreign currencies	(23)	—	(23)
SG&A, as adjusted	$1,586	$984	$602	61.2%

SG&A as a percentage of net sales, as reported	4.79%	4.07%		72 bps

The increase in SG&A, as adjusted, of $602 million is primarily due to increased costs as a result of the acquisition of TS. The increase in SG&A as a percentage of net sales as compared to the prior fiscal year is also primarily due to the acquisition of TS including higher costs incurred to support the more complex, higher margin data center business.

ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES

Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of TS as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.

Acquisition of TS

Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS. For the fiscal year ended January 31, 2019, other costs are partially offset by the gain recorded related to the settlement agreement with Avnet (see Note 5 of Notes to Consolidated Financial Statements for further discussion). We do not expect to incur additional acquisition, integration and restructuring expenses related to the acquisition of TS.

Acquisition, integration and restructuring expenses for fiscal 2019, 2018 and 2017 related to the acquisition of TS are comprised of the following:

Year ended January 31:	2019	2018	2017
(in millions)
Restructuring costs	$19.8	$35.1	$—
IT related costs	13.2	18.3	—
Professional services	6.0	42.6	14.3
Transaction related costs	1.7	20.2	12.1
Other costs	4.7	20.1	2.6
Total	$45.4	$136.3	$29.0

Global Business Optimization Program

On August 29, 2018, our Board of Directors approved the Global Business Optimization Program (the “GBO Program”) to increase investment in our strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, we expect to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. It is anticipated that the majority of these charges will be incurred prior to the end of fiscal 2020. The charges primarily consist of severance costs, and also include professional services and facility exit costs. The GBO Program is expected to result in annual cost savings of $70 million to $80 million over the next two years, of which approximately half is expected to be reinvested to accelerate our strategic priorities.

Restructuring expenses for fiscal 2019 related to the GBO Program are comprised of the following:

Year ended January 31:	2019
(in thousands)
Severance costs	$26.4
Professional services and facility exit costs	16.1
Total	$42.5

During fiscal 2019, we recorded restructuring costs related to the GBO Program of $12.1 million in the Americas, $29.0 million in Europe and $1.4 million in Asia-Pacific.

GOODWILL IMPAIRMENT
During the fourth quarter of fiscal 2019, we recorded goodwill impairment expense of $47.4 million related to our Asia-Pacific reporting unit (see Note 4 of Notes to Consolidated Financial Statements for further discussion).

LEGAL SETTLEMENTS AND OTHER, NET
We have been a claimant in proceedings seeking damages primarily from certain manufacturers of LCD flat panel and cathode ray tube displays, as well as reimbursement from insurance providers of certain costs associated with the restatement of our consolidated financial statements and other financial information from fiscal 2009 to 2013. We have reached settlement agreements during the periods presented and have recorded these amounts net of attorney fees and other expenses, in “legal settlements and other, net” in the Consolidated Statement of Income.

GAIN ON DISPOSAL OF SUBSIDIARY
During fiscal 2019, we executed an agreement to sell certain of our operations in Ireland for a total sales price of approximately $15.3 million. We recorded a gain on sale of $6.7 million, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with our investment in this foreign entity. The operating results of this entity were insignificant relative to the consolidated financial results for all periods presented.

VALUE ADDED TAX ASSESSMENTS
Prior to fiscal 2004, one of our subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment for several fiscal years that allege the subsidiary did not properly collect and remit VAT. During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. We appealed this opinion to the Spanish Supreme Court; however, certain of the amounts assessed for fiscal years 1994 and 1995 were not eligible to be appealed to the Spanish Supreme Court. As a result, during the year ended January 31, 2017, we increased our accrual for the assessments and penalties associated with this matter by $1.5 million. During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, during the year ended January 31, 2018, we increased our accrual for costs related to the assessments and penalties associated with this matter by $1.2 million. During fiscal 2019, we paid the assessed amounts (see Note 14 of Notes to Consolidated Financial Statements for further discussion).

OPERATING INCOME
The following tables provide a comparison of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended January 31, 2019, 2018 and 2017:

2019 - 2018 COMMENTARY

•
The increase in GAAP operating income of $83.7 million as compared to the prior fiscal year is primarily due to an increase in net sales volume, a decrease in acquisition, integration and restructuring expenses and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, partially offset by goodwill impairment expense of $47.4 million related to our Asia-Pacific reporting unit and lower gains on legal settlements.

•
The increase in non-GAAP operating income of $105.2 million as compared to the prior fiscal year is primarily due to an increase in net sales volume and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

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

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2019	2018	2017
(in millions)
Operating income	$493.8	$410.1	$291.9
Acquisition, integration and restructuring expenses	87.9	136.3	29.0
Goodwill impairment	47.4	—	—
Legal settlements and other, net	(15.4)	(41.3)	(4.1)
Gain on disposal of subsidiary	(6.7)	—	—
Value added tax assessments	—	1.7	1.0
Tax indemnifications	9.6	6.5	—
Acquisition-related intangible assets amortization expense	91.3	89.4	21.1
Non-GAAP operating income	$707.9	$602.7	$338.9

AMERICAS

2019 - 2018 COMMENTARY

•
The increase in GAAP operating income of $118.2 million as compared to the prior fiscal year is primarily due to an increase in net sales volume, a decrease in acquisition, integration and restructuring expense and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, partially offset by lower gains from legal settlements.

•
The increase in non-GAAP operating income of $97.6 million as compared to the prior fiscal year is primarily due to an increase in net sales volume and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.
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

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2019	2018	2017
(in millions)
Operating income - Americas	$366.6	$248.4	$144.2
Acquisition, integration and restructuring expenses	25.2	75.5	18.0
Legal settlements and other, net	(15.4)	(42.6)	(4.1)
Value added tax assessments	—	0.5	(0.4)
Tax indemnifications	0.7	—	—
Acquisition-related intangible assets amortization expense	54.2	51.9	2.3
Non-GAAP operating income - Americas	$431.3	$333.7	$160.0

EUROPE
2019 - 2018 COMMENTARY

•
The increase in GAAP operating income and non-GAAP operating income of $21.8 million and $16.3 million, respectively, as compared to the prior fiscal year, is primarily due to an increase in net sales volume, partially offset by an increase in SG&A expenses.

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

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

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2019	2018	2017
(in millions)
Operating income - Europe	$195.4	$173.6	$161.6
Acquisition, integration and restructuring expenses	57.7	56.2	11.0
Legal settlements and other, net	—	1.3	—
Gain on disposal of subsidiary	(6.7)	—	—
Value added tax assessments	—	1.2	1.4
Tax indemnifications	9.5	6.5	—
Acquisition-related intangible assets amortization expense	31.7	32.5	18.8
Non-GAAP operating income - Europe	$287.6	$271.3	$192.8

ASIA-PACIFIC

Year ended January 31:	2019	as a % of net sales	2018	as a % of net sales
(in millions)
Operating (loss) income - Asia-Pacific	$(36.7)	(3.13)%	$17.5	1.70%
Acquisition, integration and restructuring expenses	2.4		0.8
Goodwill impairment	47.4		—
Tax indemnifications	(0.6)		—
Acquisition-related intangible assets amortization expense	5.4		5.0
Non-GAAP operating income - Asia-Pacific	$17.9	1.53%	$23.3	2.26%

2019 - 2018 COMMENTARY

•
GAAP operating income decreased by $54.2 million when compared to the prior year primarily due to goodwill impairment expense of $47.4 million and an increase in SG&A expenses, partially offset by an increase in net sales volume.

•	The decrease in non-GAAP operating income of $5.4 million when compared to the prior fiscal year is primarily due to an increase in SG&A expenses, partially offset by an increase in net sales volume.

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

OPERATING INCOME BY REGION

We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore the Company excludes stock-based compensation expense from the segment information. The following table summarizes our operating income (loss) by geographic region.

Year ended January 31:	2019	2018	2017
(in millions)
Americas	$366.6	$248.4	$144.2
Europe	195.4	173.6	161.6
Asia-Pacific	(36.7)	17.5	—
Stock-based compensation expense	(31.5)	(29.4)	(13.9)
Operating income	$493.8	$410.1	$291.9

INTEREST EXPENSE

				% Change:
Year ended January 31:	2019	2018	2017	2019 to 2018	2018 to 2017
(in millions)
Interest expense	$106.7	$112.2	$36.8	(4.9)%	204.8%
Percentage of net sales	0.29%	0.33%	0.15%

The decrease in interest expense in fiscal 2019 compared to fiscal 2018 of $5.5 million is primarily due to $8.3 million of prior year interest expense on $350 million of Senior Notes that matured in September 2017, $4.6 million of costs incurred in the prior year related to a commitment for a bridge loan facility obtained in conjunction with the acquisition of TS, and lower amounts outstanding on the Term Loan Credit Agreement, partially offset by higher average borrowings and interest rates on other credit facilities during the period.

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

OTHER EXPENSE (INCOME), NET

Year ended January 31:	2019	2018	2017
(in millions)
Other expense (income), net	$13.8	$(1.2)	$(1.7)
Percentage of net sales	0.04%	—%	—%

Other expense (income), net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. The change in other expense (income), net, in fiscal 2019 compared to fiscal 2018 is primarily attributable to lower gains on the investments contained within life insurance policies of $9.0 million and higher discounts on the sale of accounts receivable of $5.9 million. The gains on investments are substantially offset in our payroll costs which are reflected in SG&A as part of operating income.

The change in other expense (income), net, during fiscal 2018 compared to fiscal 2017 is primarily attributable to higher gains on the investments contained within life insurance policies of $3.1 million, partially offset by higher discounts on the sale of accounts receivable of $2.9 million.

PROVISION FOR INCOME TAXES
2019 - 2018 COMMENTARY

The decrease in both the effective tax rate and the provision for income taxes in fiscal 2019 as compared to fiscal 2018 is primarily due to the impact of the following:

•	In fiscal 2018, we recorded income tax expense of $95.4 million related to our provisional estimate of the impact of the enactment of U.S. Tax Reform

•	In fiscal 2019, we finalized our analysis of the impact of the enactment of U.S. Tax Reform and decreased our estimate of the one-time transition tax by $49.2 million.

•
In fiscal 2019, we recorded income tax benefits of $13.0 million in relation to the settlement agreement reached with Avnet (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

•	In fiscal 2019, we recorded income tax benefits of $6.0 million related to changes in deferred tax valuation allowances.

•	The decrease in the U.S. federal income tax rate partially offset by Global Intangible Low-Taxed Income provisions due to U.S. Tax Reform.

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

U.S. Tax Reform

On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The SEC provided accounting and reporting guidance that allowed us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. In the fourth quarter of fiscal 2018, we recorded income tax expense of $95.4 million, which represented our reasonable estimate of the impact of the enactment of U.S. Tax Reform. The amounts recorded include income tax expense of $101.1 million for the one-time transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate. During fiscal 2019, we finalized our analysis of the impact of the enactment of U.S. Tax Reform and decreased our estimate of the one-time transition tax by $49.2 million, primarily due to further analysis of earnings and profits of our foreign subsidiaries and the utilization of foreign tax credits (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

Tax Indemnifications

In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, we have recorded certain indemnification assets and liabilities for expected amounts to be received from and paid to Avnet. During the years ended January 31, 2019 and 2018, due to the resolution of certain pre-acquisition tax matters and the expiration of certain statutes of limitation, we recorded benefits in income tax expense of $9.6 million and $6.5 million, respectively. As a result, we recorded expenses of $9.6 million and $6.5 million during the years ended January 31, 2019 and 2018, respectively, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Income, related to changes in the corresponding indemnification assets and liabilities recorded. The net impact of these items had no impact on our net income.

NET INCOME AND EARNINGS PER SHARE - DILUTED
The following tables provide a comparison of GAAP net income and earnings per share-diluted and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the fiscal years ended January 31, 2019, 2018 and 2017 ($ in millions, except per share data):

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME AND EARNINGS PER SHARE-DILUTED

	Net Income			Earnings per Share-Diluted
Year ended January 31:	2019	2018	2017	2019	2018	2017
(in millions)
GAAP Results	$340.6	$116.6	$195.1	$8.89	$3.05	$5.51
Acquisition, integration and restructuring expenses	87.9	136.3	29.0	2.29	3.57	0.82
Goodwill impairment	47.4	—	—	1.24	—	—
Legal settlements and other, net	(15.4)	(41.0)	(4.1)	(0.40)	(1.07)	(0.12)
Gain on disposal of subsidiary	(6.7)	—	—	(0.18)	—	—
Value added tax assessments and related interest expense	(0.9)	2.6	1.4	(0.02)	0.06	0.04
Acquisition-related intangible assets amortization expense	91.3	89.4	21.1	2.38	2.34	0.60
Acquisition-related financing expenses	—	8.8	11.9	—	0.23	0.33
Tax indemnifications	9.6	6.5	—	0.25	0.17	—
Income tax effect of tax indemnifications	(9.6)	(6.5)	—	(0.25)	(0.17)	—
Income tax effect of other adjustments above	(40.1)	(61.0)	(16.7)	(1.04)	(1.60)	(0.47)
Income tax benefit from acquisition settlement	(13.0)	—	—	(0.34)	—	—
Change in deferred tax valuation allowances	(6.0)	1.2	(12.5)	(0.16)	0.03	(0.35)
Impact of U.S. Tax Reform	(49.2)	95.4	—	(1.28)	2.50	—
Non-GAAP results	$435.9	$348.3	$225.2	$11.38	$9.11	$6.36

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. The following tables present the components of our cash conversion cycle, in days, as of January 31, 2019, 2018 and 2017.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Year ended January 31:	2019	2018	2017
(in millions)
Net cash provided by (used in):
Operating activities	$380.1	$1,094.5	$657.1
Investing activities	(171.7)	(2,479.2)	(42.5)
Financing activities	(332.2)	119.9	976.5
Effect of exchange rate changes on cash and cash equivalents	(32.7)	94.8	3.3
Net (decrease) increase in cash and cash equivalents	$(156.5)	$(1,170.0)	$1,594.4

OPERATING ACTIVITIES
The decrease in cash resulting from operating activities in fiscal 2019 compared to fiscal 2018 is primarily due to favorable changes in working capital in fiscal 2018, including the impacts of changes in payment terms with certain vendors and the acquisition of TS.
The increase in cash resulting from operating activities in fiscal 2018 compared to fiscal 2017 is primarily due to changes in payment terms with certain vendors, an increase in amounts sold under accounts receivable purchase agreements and the impacts of the acquisition of TS, including changes in working capital as compared to the date of acquisition.
The significant components of our investing and financing cash flow activities are listed below.

INVESTING ACTIVITIES
2019

•	$120 million in cash paid for the acquisition of TS pertaining to a settlement agreement with Avnet (see Note 5 of Notes to Consolidated Financial Statements for further discussion)

•	$61.4 million of capital expenditures

2018

•	$2.25 billion in cash paid for the acquisition of TS, net of cash acquired

•	$156 million paid to purchase certain logistics centers and office facilities upon termination of a synthetic lease arrangement

2017

•	$39.3 million of capital expenditures

FINANCING ACTIVITIES
2019

•	Repayment of $200.0 million on the 2022 Term Loans

•	$107 million paid to repurchase common stock under our share repurchase program

2018

•	Net borrowings under the Term Loan Credit Agreement of $500.0 million

•	Repayment of $350.0 million 3.75% Senior Notes upon maturity

2017

•	$992.2 million of net cash proceeds from the issuance of Senior Notes

•	$15.3 million of acquisition-related financing costs

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 32% at January 31, 2019. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At January 31, 2019, we had approximately $799.1 million in cash and cash equivalents, of which approximately $726.0 million was held in our foreign subsidiaries. As discussed above, we currently have sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. As of January 31, 2019, we have completed our accounting for the tax effects of U.S. Tax Reform including finalizing the accounting related to our indefinite reinvestment assertion. As a result of the transition tax incurred pursuant to U.S. Tax Reform, we were able to repatriate foreign cash, along with the majority of our remaining foreign earnings which have been previously taxed, with minimal additional tax consequences. We plan to continue reinvesting future foreign earnings indefinitely outside the U.S. Any future remittances could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

The following is a discussion of our various financing facilities:

Senior notes
In January 2017, we issued $500.0 million aggregate principal amount of 3.70% Senior Notes due February 15, 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due February 15, 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"). The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. We pay interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness outstanding from time to time.

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

Other credit facilities

We have a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. We pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at January 31, 2019 and 2018.

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

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date,

10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. We may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by us. We made principal payments of $200.0 million and $250.0 million on the 2022 Term Loans during fiscal years 2019 and 2018, respectively. At January 31, 2019, there was $300.0 million outstanding on the 2022 Term Loans at an interest rate of 3.99% and at January 31, 2018 there was $500.0 million outstanding on the 2022 Term Loans at an interest rate of 3.07%.
We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion and $1.5 billion, respectively, at January 31, 2019 and 2018. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. The Receivables Securitization Program has a maturity date of August 8, 2019, and we pay interest on advances at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2019 and 2018.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $399.5 million at January 31, 2019 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $102.3 million outstanding on these facilities at January 31, 2019, at a weighted average interest rate of 8.05%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.

At January 31, 2019, we had also issued standby letters of credit of $30.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2019, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2019 and 2018, we had a total of $1.1 billion and $0.7 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2019, 2018 and 2017, discount fees recorded under these facilities were $14.9 million, $9.0 million and $6.1 million, respectively, which are included as a component of "other expense (income), net" in the Consolidated Statement of Income.

CONTRACTUAL OBLIGATIONS
As of January 31, 2019, future payments due under contractual obligations are as follows:

(in millions)	Operating leases	Debt (1)	U.S. Tax Reform (2)	Total
Fiscal year:
2020	$66.5	$166.3	$—	$232.8
2021	58.4	62.3	—	120.7
2022	38.8	56.2	—	95.0
2023	28.6	826.4	4.9	859.9
2024	22.0	24.8	10.3	57.1
Thereafter	37.4	575.2	12.8	625.4
Total payments	251.7	1,711.2	28.0	1,990.9
Less amounts representing interest	—	(293.1)	—	(293.1)
Total principal payments	$251.7	$1,418.1	$28.0	$1,697.8

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the Term Loan Credit Agreement based on the applicable interest rate as of January 31, 2019. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

(2)	Represents our remaining obligation under U.S. Tax Reform to pay the transition tax on certain non-U.S. earnings (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The information included within MD&A is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventory, vendor programs, goodwill and intangible assets, deferred taxes, and contingencies. Our estimates and judgments are based on currently available information, historical results, and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the critical accounting policies discussed below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Accounts Receivable
We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability or unwillingness of our customers to make required payments. In estimating the required allowance, we take into consideration the overall quality and aging of the receivable portfolio, the existence of credit insurance and specifically identified customer risks. Also influencing our estimates are the following: (i) the large number of customers and their dispersion across wide geographic areas; (ii) the fact that no single customer accounts for more than 10% of our net sales; (iii) the value and adequacy of collateral received from customers, if any; (iv) our historical write-off experience; and (v) the current economic environment. If actual customer performance were to deteriorate to an extent not expected by us, additional allowances may be required which could have an adverse effect on our consolidated financial results. Conversely, if actual customer performance were to improve to an extent not expected by us, a reduction in allowances may be required which could have a favorable effect on our consolidated financial results.
Inventory
We value our inventory at the lower of its cost or net realizable value, cost being determined on a moving average cost basis. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products, and assumptions about future demand. Market conditions or changes in terms and conditions by our vendors that are less favorable than those projected by management may require additional inventory write-downs, which could have an adverse effect on our consolidated financial results.
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
Goodwill, Intangible Assets and Other Long-Lived Assets
We perform an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of our goodwill analysis, we have three reporting units, which are also our operating segments. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test will not be performed. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is performed. The quantitative impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, working capital requirements, economic conditions and other relevant factors. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit.
We performed our annual goodwill impairment test as of November 1, 2018, which indicated that the carrying value of our Asia-Pacific reporting unit exceeded its estimated fair value. As a result, goodwill impairment expense of $47.4 million was recorded during our fourth quarter, representing the amount by which the carrying value of the Asia-Pacific reporting unit exceeded its fair value (see Note 4 of Notes to Consolidated Financial Statements for further discussion).
The remaining goodwill allocated to our Asia-Pacific reporting unit as of January 31, 2019 was approximately $23 million. If actual results in our Asia-Pacific reporting unit are lower than the projections used in our valuation methodology, economic conditions decline in the countries in which we operate, market discount rates increase or our market capitalization decreases, our future valuations could be adversely affected, potentially resulting in a future impairment of goodwill.
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
Our foreign currency exposure relates primarily to international transactions, where the currency collected from customers can be different from the currency used to purchase the product. Our transactions in foreign currencies are denominated primarily in the following currencies: Australian dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Indian rupee, Indonesian rupiah, Mexican peso, Norwegian krone, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and U.S. dollar. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. A 10% decrease in average foreign exchange rates against the U.S. dollar, as compared to actual average foreign exchange rates for fiscal 2019, would have decreased fiscal 2019 net sales by approximately $2.25 billion and operating income by approximately $22 million.
Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward and swap contracts to primarily hedge intercompany loans, accounts receivable and accounts payable. In order to provide an assessment of our foreign currency exchange rate risk, we performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $1.0 million and $2.7 million at January 31, 2019 and 2018, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of January 31, 2019, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
We are also exposed to changes in interest rates primarily as a result of our debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 70% and 61%, respectively, of our outstanding debt had fixed interest rates at January 31, 2019 and 2018. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. A one percentage point change in average interest rates would have an impact on interest expense of $4.2 million based on the Company's outstanding variable rate debt at January 31, 2019.

ITEM 8. Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries (the Company) as of January 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders‘ equity, and cash flows, for each of the three fiscal years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective February 1, 2018, using the full retrospective method.
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
Tampa, Florida
March 20, 2019

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)

As of January 31:	2019	2018
ASSETS		(As Adjusted)
Current assets:
Cash and cash equivalents	$799,123	$955,628
Accounts receivable, less allowances of $73,270 and $83,772	6,241,740	6,035,716
Inventories	3,297,385	2,965,521
Prepaid expenses and other assets	354,601	403,548
Total current assets	10,692,849	10,360,413
Property and equipment, net	274,917	279,091
Goodwill	892,990	969,168
Intangible assets, net	950,858	1,086,772
Other assets, net	174,938	224,915
Total assets	$12,986,552	$12,920,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,496,466	$6,962,193
Accrued expenses and other liabilities	1,000,126	1,169,986
Revolving credit loans and current maturities of long-term debt, net	110,368	132,661
Total current liabilities	8,606,960	8,264,840
Long-term debt, less current maturities	1,300,554	1,505,248
Other long-term liabilities	142,315	228,779
Total liabilities	10,049,829	9,998,867
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2019 and 2018	89	89
Additional paid-in capital	844,206	827,301
Treasury stock, at cost (22,305,464 and 21,083,972 shares at January 31, 2019 and 2018)	(1,037,872)	(940,124)
Retained earnings	3,086,514	2,745,934
Accumulated other comprehensive income	43,786	288,292
Total shareholders' equity	2,936,723	2,921,492
Total liabilities and shareholders' equity	$12,986,552	$12,920,359
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

Year ended January 31:	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net sales	$37,238,950	$33,597,841	$24,193,697
Cost of products sold	34,983,051	31,482,220	22,891,770
Gross profit	2,255,899	2,115,621	1,301,927
Operating expenses:
Selling, general and administrative expenses	1,648,895	1,608,961	984,152
Acquisition, integration and restructuring expenses	87,920	136,272	28,966
Goodwill impairment	47,434	—	—
Legal settlements and other, net	(15,406)	(41,343)	(4,142)
Gain on disposal of subsidiary	(6,746)	—	—
Value added tax assessments	—	1,652	1,049
	1,762,097	1,705,542	1,010,025
Operating income	493,802	410,079	291,902
Interest expense	106,725	112,207	36,810
Other expense (income), net	13,792	(1,212)	(1,669)
Income before income taxes	373,285	299,084	256,761
Provision for income taxes	32,705	182,443	61,666
Net income	$340,580	$116,641	$195,095
Earnings per share
Basic	$8.94	$3.07	$5.54
Diluted	$8.89	$3.05	$5.51
Weighted average common shares outstanding:
Basic	38,094	37,957	35,194
Diluted	38,317	38,216	35,428
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

Year ended January 31:	2019	2018	2017
Net income	$340,580	$116,641	$195,095
Other comprehensive (loss) income:
Foreign currency translation adjustment	(244,506)	362,834	(41,217)
Total comprehensive income	$96,074	$479,475	$153,878
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance — January 31, 2016	59,246	$89	$682,227	$(1,077,434)	$2,434,198	$(33,325)	$2,005,755
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(10,132)	6,440	—	—	(3,692)
Stock-based compensation expense	—	—	13,947	—	—	—	13,947
Total other comprehensive loss	—	—	—	—	—	(41,217)	(41,217)
Net income	—	—	—	—	195,095	—	195,095
Balance — January 31, 2017	59,246	89	686,042	(1,070,994)	2,629,293	(74,542)	2,169,888
Issuance of treasury stock to acquire business	—	—	123,032	124,200	—	—	247,232
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(11,154)	6,670	—	—	(4,484)
Stock-based compensation expense	—	—	29,381	—	—	—	29,381
Total other comprehensive income	—	—	—	—	—	362,834	362,834
Net income	—	—	—	—	116,641	—	116,641
Balance — January 31, 2018	59,246	89	827,301	(940,124)	2,745,934	288,292	2,921,492
Repurchases of common stock	—	—	—	(107,025)	—	—	(107,025)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(14,608)	9,277	—	—	(5,331)
Stock-based compensation expense	—	—	31,513	—	—	—	31,513
Total other comprehensive loss	—	—	—	—	—	(244,506)	(244,506)
Net income	—	—	—	—	340,580	—	340,580
Balance — January 31, 2019	59,246	$89	$844,206	$(1,037,872)	$3,086,514	$43,786	$2,936,723
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year ended January 31:	2019	2018	2017
Cash flows from operating activities:		(As Adjusted)	(As Adjusted)
Cash received from customers	$47,836,136	$42,981,601	$29,427,357
Cash paid to vendors and employees	(47,263,258)	(41,668,923)	(28,663,998)
Interest paid, net	(97,293)	(86,544)	(22,020)
Income taxes paid	(95,450)	(131,632)	(84,272)
Net cash provided by operating activities	380,135	1,094,502	657,067
Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	8,985	—	—
Acquisition of businesses, net of cash acquired	(124,223)	(2,249,849)	(2,916)
Expenditures for property and equipment	(40,995)	(192,235)	(24,971)
Software and software development costs	(20,419)	(39,702)	(14,364)
Other	4,943	2,567	(224)
Net cash used in investing activities	(171,709)	(2,479,219)	(42,475)
Cash flows from financing activities:
Borrowings on long-term debt	—	1,008,148	998,405
Principal payments on long-term debt	(208,591)	(861,394)	—
Cash paid for debt issuance costs	—	(6,348)	(21,581)
Net repayments on revolving credit loans	(11,288)	(16,028)	3,417
Payments for employee withholdings on equity awards	(7,102)	(6,027)	(4,479)
Proceeds from the reissuance of treasury stock	1,771	1,543	733
Repurchases of common stock	(107,025)	—	—
Net cash (used in) provided by financing activities	(332,235)	119,894	976,495
Effect of exchange rate changes on cash and cash equivalents	(32,696)	94,860	3,335
Net (decrease) increase in cash and cash equivalents	(156,505)	(1,169,963)	1,594,422
Cash and cash equivalents at beginning of year	955,628	2,125,591	531,169
Cash and cash equivalents at end of year	$799,123	$955,628	$2,125,591

Reconciliation of net income to net cash provided by operating activities:
Net income	$340,580	$116,641	$195,095
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	47,434	—	—
Gain on disposal of subsidiary	(6,746)	—	—
Depreciation and amortization	158,997	150,046	54,437
Provision for losses on accounts receivable	9,903	19,788	4,680
Stock-based compensation expense	31,513	29,381	13,947
Accretion of debt discount and debt issuance costs	1,512	3,326	835
Deferred income taxes	(12,482)	(4,261)	(11,002)
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	(512,385)	(632,809)	(117,788)
Inventories	(480,001)	(466,445)	(27,478)
Prepaid expenses and other assets	15,910	(6,748)	57,978
Accounts payable	852,369	1,704,305	474,059
Accrued expenses and other liabilities	(66,469)	181,278	12,304
Total adjustments	39,555	977,861	461,972
Net cash provided by operating activities	$380,135	$1,094,502	$657,067
Supplemental schedule of non-cash investing activities
Issuance of stock to acquire business	$—	$247,232	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Tech Data Corporation (“Tech Data” or the “Company”) is one of the world’s largest IT distribution and solutions companies. Tech Data serves a critical role in the center of the IT ecosystem, bringing products from the world’s leading technology vendors to market, as well as helping customers create solutions best suited to maximize business outcomes for their end-user customers. Tech Data’s customers include value-added resellers, direct marketers, retailers, corporate resellers and managed service providers who support the diverse technology needs of end users. On February 27, 2017, the Company purchased all of the outstanding shares of Avnet, Inc.'s ("Avnet") Technology Solutions ("TS") business (see Note 5 – Acquisitions for further discussion). Prior to the acquisition of TS, the Company managed its operations in two geographic segments: the Americas and Europe. As a result of the acquisition of TS, the Company now manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 15 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for fiscal 2019, 2018 and 2017 (as a percent of consolidated net sales):

	2019	2018	2017
Apple, Inc.	16%	17%	21%
HP Inc.	11%	11%	14%
Cisco Systems, Inc.	11%	11%	10%
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability or unwillingness of its customers to make required payments. In estimating the required allowance, the Company takes into consideration the overall quality and aging of the receivable portfolio, the large number of customers and their dispersion across wide geographic areas, the existence of credit insurance where applicable, specifically identified customer risks, historical write-off experience and the current economic environment.
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2019 and 2018, the Company had a total of $1.1 billion and $0.7 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. Discount fees recorded under these facilities, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income, were $14.9 million, $9.0 million and $6.1 million during the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Inventories
Inventories, consisting entirely of finished goods, are stated at the lower of cost or net realizable value, cost being determined on a moving average cost basis. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the net realizable value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), foreign currency fluctuations for foreign-sourced products and assumptions about future demand.
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
 Intangible Assets, net
Included within "intangible assets, net," at both January 31, 2019 and 2018 are capitalized software and development costs, as well as customer and vendor relationships, trade names and other intangible assets acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three to fourteen years.
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
Goodwill
The Company performs an annual review for the potential impairment of the carrying value of goodwill, or more frequently if current events and circumstances indicate a possible impairment. For purposes of its goodwill analysis, the Company has three reporting units, which are also the Company’s operating segments. The Company evaluates the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative impairment test will not be performed. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows and other relevant entity-specific events and information.
If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is performed. The quantitative impairment test compares the fair values of the Company's reporting units with their carrying amounts, including goodwill. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, working capital requirements, economic conditions and other relevant factors. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, only to the extent of the carrying value of goodwill allocated to that reporting unit (see Note 4 – Goodwill and Intangible Assets for further discussion).

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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers and corporate resellers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2019, 2018 and 2017.
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
Foreign Currency Translation and Remeasurement
The assets and liabilities of the Company's foreign subsidiaries for which the local currency is the functional currency are translated into U.S. dollars using the exchange rate in effect at each balance sheet date and income and expense accounts are translated using weighted average exchange rates for each period during the year. Translation gains and losses are reported as components of "accumulated other comprehensive income", included within shareholders’ equity in the Company's Consolidated Balance Sheet. Gains and losses from foreign currency transactions are included in the Company's Consolidated Statement of Income.
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
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive income.” The Company’s "accumulated other comprehensive income" is comprised exclusively of changes in the Company’s currency translation adjustment account.
Stock-Based Compensation
The Company records all equity-based incentive grants to employees and non-employee members of the Company’s Board of Directors in “selling, general and administrative expenses” in the Company’s Consolidated Statement of Income based on their fair values determined on the date of grant. The Company recognizes stock-based compensation expense for awards other than its performance based restricted stock units on a straight-line basis over the requisite service period of the award. The Company recognizes stock-based compensation cost associated with its performance based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. Stock-based compensation expense includes an estimate for forfeitures based on the Company’s historical experience.
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
Legal settlements and other, net
The Company has been a claimant in proceedings seeking damages from certain manufacturers of LCD flat panel and cathode ray tube displays as well as reimbursement from insurance providers of certain costs incurred by the Company associated with the restatement of certain of the Company’s consolidated financial statements and other financial information from fiscal 2009 to 2013. The Company reached settlement agreements during the periods presented and has recorded these amounts, net of attorney fees and expenses, in "legal settlements and other, net," in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In May 2014, the FASB issued an accounting standard which supersedes all existing revenue recognition guidance under current GAAP. In March, April, May and December 2016, the FASB issued additional updates to the new accounting standard which provided supplemental adoption guidance and clarifications. The new standard requires the recognition of revenue to depict the transfer of promised goods or services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. The Company adopted the standard utilizing the full retrospective method during the quarter ended April 30, 2018. The adoption of this standard impacted the reporting of certain revenues on a gross or net basis, primarily related to changes in the reporting of certain software revenue transactions from a gross basis to a net basis. Additionally, the Company reclassified certain amounts on the consolidated balance sheet related to customer rebates, sales returns and other discounts from a reduction of accounts receivable to accrued expenses and other liabilities as these amounts represent liabilities to customers. Similarly, the Company reclassified certain amounts for the Company's right to recover assets from customers related to sales returns from inventory and accounts payable to prepaid expenses and other assets. The adoption of this standard had no impact on gross profit, operating income, net income or cash flows from operations.

As a result of the adoption of the new revenue recognition standard, certain amounts in the Company’s Consolidated Statement of Income for fiscal 2018 and 2017 and Consolidated Balance Sheet as of January 31, 2018 have been recast as follows:

	Fiscal Year 2018			Fiscal Year 2017
	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
Net sales	$36,775,011	$(3,177,170)	$33,597,841	$26,234,876	$(2,041,179)	$24,193,697
Cost of products sold	34,659,390	(3,177,170)	31,482,220	24,932,949	(2,041,179)	22,891,770

As of January 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	As Adjusted
(in thousands)
ASSETS
Accounts receivable, net	$5,783,666	$252,050	$6,035,716
Inventories	3,065,218	(99,697)	2,965,521
Prepaid expenses and other assets	288,178	115,370	403,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$6,947,282	$14,911	$6,962,193
Accrued expenses and other liabilities	917,174	252,812	1,169,986
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
Recently Issued Accounting Standards
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right-of-use asset will be recorded for leases determined to be finance leases and straight-line lease expense will be recorded for leases determined to be operating leases. Lessees will initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. In July 2018, the FASB issued additional updates to the new accounting standard which provide entities with a transition option to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect this transition option. The Company will also elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019. The Company is currently in the process of finalizing its assessment of the impact of the new standard and implementing related process and system changes. The Company currently expects that the primary impact will be an increase in its total assets and total liabilities due to the recognition of right-of-use assets and corresponding lease liabilities upon implementation for leases currently accounted for as operating leases. The adoption of this standard is not expected to be material to the Company’s consolidated financial statements, and based on the Company's ongoing assessment, the Company expects to recognize right-of-use assets and corresponding lease liabilities of approximately $200 million to $250 million.
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
In August 2017, the FASB issued a new accounting standard that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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

NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company presents the composition of EPS on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 10 – Employee Benefit Plans for further discussion) using the treasury stock method. The composition of basic and diluted EPS (in thousands, except per share data) is as follows:

Year ended January 31:	2019	2018	2017
Net income	$340,580	$116,641	$195,095

Weighted average common shares - basic	38,094	37,957	35,194
Effect of dilutive securities:
Equity-based awards	223	259	234
Weighted average common shares - diluted	38,317	38,216	35,428

Earnings per share
Basic	$8.94	$3.07	$5.54
Diluted	$8.89	$3.05	$5.51
For the fiscal years ended January 31, 2019, 2018 and 2017 there were 21,008, 3,017 and 5,191 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment (in thousands) consists of the following:

As of January 31:	2019	2018
Land	$43,775	$44,515
Buildings and leasehold improvements	220,253	216,344
Furniture, fixtures and equipment	328,209	319,528
Property and equipment	592,237	580,387
Less: accumulated depreciation	(317,320)	(301,296)
Property and equipment, net	$274,917	$279,091
Depreciation expense for the fiscal years ended January 31, 2019, 2018 and 2017 totaled $34.4 million, $28.9 million and $16.2 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, for the fiscal year ended January 31, 2019, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of January 31, 2018	$488,775	$395,363	$85,030	$969,168
Acquisitions	—	6,239	—	6,239
Dispositions	—	(2,301)	—	(2,301)
Goodwill impairment	—	—	(47,434)	(47,434)
Foreign currency translation and other	(267)	(18,030)	(14,385)	(32,682)
Balance as of January 31, 2019	$488,508	$381,271	$23,211	$892,990
The Company performed its annual goodwill impairment test on November 1, 2018. In estimating the fair value of the Company’s reporting units, a discounted cash flow approach and market approach were utilized. The assumptions used in the discounted cash flow approach were based on historical and forecasted revenue, operating costs, working capital requirements, economic conditions and other relevant factors. The assumptions used in the market approach were based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity.
The results of the goodwill impairment test indicated that the fair value of each of the Company’s Americas and Europe reporting units was greater than its carrying value; however, the carrying value of the Company’s Asia-Pacific reporting unit exceeded its estimated fair value. The estimated fair value of the Company’s Asia-Pacific reporting unit developed under the discounted cash flow and market approaches decreased in comparison to the Company’s prior estimates. The decrease in fair value was primarily due to lower operating results and increased investments in the region as compared to expectations. As a result, goodwill impairment expense of $47.4 million was recorded during the Company’s fourth quarter, representing the amount by which the carrying value of the Asia-Pacific reporting unit exceeded its fair value. The goodwill recorded in the Company’s Asia-Pacific reporting unit relates entirely to the TS acquisition as the Company did not have operations in the region prior to the acquisition of TS.
The Company's intangible assets consist of the following (in thousands):

	January 31, 2019			January 31, 2018
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Capitalized software and development costs	$460,254	$(336,034)	$124,220	$458,799	$(318,110)	$140,689
Customer and vendor relationships	1,063,471	(265,593)	797,878	1,098,958	(197,517)	901,441
Other intangible assets	87,906	(59,146)	28,760	92,573	(47,931)	44,642
Total	$1,611,631	$(660,773)	$950,858	$1,650,330	$(563,558)	$1,086,772
Other intangible assets is primarily comprised of trade names from previous acquisitions. The Company capitalized intangible assets of approximately $21.6 million, $1.0 billion and $14.6 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. For fiscal 2019, these capitalized assets primarily relate to software and software development expenditures to be used in the Company's operations. For fiscal 2018, these capitalized assets primarily relate to approximately $1.0 billion of intangible assets recorded in conjunction with the acquisition of TS, including $875 million related to customer relationships, $75 million of capitalized software and development costs and $44 million related to trade names (see Note 5 – Acquisitions for further discussion). For fiscal 2017, these capitalized assets related primarily to software and software development expenditures to be used in the Company's operations.

Capitalized software and development costs amortization expense for the fiscal years ended January 31, 2019, 2018 and 2017 totaled $33.4 million, $32.0 million and $17.1 million, respectively. Other intangible assets amortization expense for the fiscal years ended January 31, 2019, 2018 and 2017 totaled $91.2 million, $89.1 million and $21.1 million, respectively.
Estimated amortization expense of existing capitalized software and development costs and other intangible assets (which includes customer and vendor relationships and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Other intangible assets	Total
2020	$29,841	$84,180	$114,021
2021	26,578	84,056	110,634
2022	21,455	83,411	104,866
2023	10,622	73,229	83,851
2024	6,241	66,133	72,374

NOTE 5 — ACQUISITIONS

Acquisition of TS
On February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017. TS delivered data center hardware and software solutions and services and the TS acquisition strengthened the Company's end-to-end solutions portfolio and deepened its value added capabilities in the data center and next-generation technologies. The total cash consideration payable to Avnet was subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. In August 2018, the Company executed a settlement agreement with Avnet, resulting in a final working capital adjustment of $120 million which was paid to Avnet during the third quarter of fiscal 2019. As the measurement period has concluded, a gain of $9.6 million was recorded in “acquisition, integration and restructuring expenses” in the Consolidated Statement of Income for the year ended January 31, 2019, representing the difference between the final working capital adjustment and the Company’s prior estimate. Additionally, as part of the settlement agreement, the Company and Avnet reached agreement on the final geographic allocation of the purchase price for tax reporting purposes which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. The recognition of the deferred tax asset in the U.S. resulted in an income tax benefit of $13.0 million during fiscal 2019.
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
Identifiable intangible assets are comprised of approximately $875 million of customer relationships with a weighted-average amortization period of 14 years and $44 million of trade names with an amortization period of 5 years. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected revenue and cost synergies of the combined company and assembled workforce. Approximately $1.2 billion of the goodwill and identifiable intangible assets are expected to be deductible for tax purposes. The Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits and other items (See Note 9 – Income Taxes for further discussion).
Included within the Company’s Consolidated Statement of Income are estimated net sales for the year ended January 31, 2018, of approximately $7.6 billion from TS subsequent to the acquisition date of February 27, 2017. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the TS net sales for the fiscal year ended January 31, 2018. It is not necessarily indicative of how the TS operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose earnings from TS in fiscal 2018 for the period subsequent to the acquisition date.

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

Year ended January 31:	2018	2017
(in millions)	(Unaudited)
Pro forma net sales	$34,268	$32,882
Pro forma net income	$129	$232
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs of $20 million and $12 million in fiscal 2018 and 2017, respectively

•	Tax effects of adjustments based on an estimated statutory tax rate

•	Impact of adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)"

NOTE 6 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES

Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of TS as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS. For the fiscal year ended January 31, 2019, other costs are partially offset by the gain recorded related to the settlement agreement with Avnet (see Note 5 – Acquisitions for further discussion). The Company does not expect to incur additional acquisition, integration and restructuring expenses related to the acquisition of TS.

Acquisition, integration and restructuring expenses for the years ended January 31, 2019, 2018 and 2017 related to the acquisition of TS are comprised of the following:

Year ended January 31:	2019	2018	2017
(in thousands)
Restructuring costs	$19,846	$35,070	$—
IT related costs	13,222	18,260	—
Professional services	5,967	42,588	14,338
Transaction related costs	1,728	20,167	12,083
Other costs	4,616	20,187	2,545
Total	$45,379	$136,272	$28,966

During the years ended January 31, 2019 and 2018, the Company recorded restructuring costs in the Americas of $3.9 million and $16.1 million, respectively. During the years ended January 31, 2019 and 2018, the Company recorded restructuring costs in Europe of $15.9 million and $19.0 million, respectively. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the years ended January 31, 2019 and 2018 related to the acquisition of TS is as follows:

	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$29,717	$5,353	$35,070
Cash payments	(16,830)	(3,928)	(20,758)
Foreign currency translation	479	205	684
Balance at January 31, 2018	13,366	1,630	14,996
Fiscal 2019 restructuring expenses	15,453	4,393	19,846
Cash payments	(22,622)	(2,008)	(24,630)
Foreign currency translation	(952)	(201)	(1,153)
Balance at January 31, 2019	$5,245	$3,814	$9,059
Global Business Optimization Program
On August 29, 2018, the Company's Board of Directors approved the Global Business Optimization Program (the "GBO Program") to increase investment in the Company’s strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, the Company expects to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. It is anticipated that the majority of these charges will be incurred prior to the end of fiscal 2020. The charges primarily consist of severance costs, and also include professional services and facility exit costs.

Restructuring expenses for the year ended January 31, 2019 related to the GBO Program are comprised of the following:

2019
(in thousands)
Severance costs	$26,427
Professional services and facility exit costs	16,114
Total	$42,541

During the year ended January 31, 2019, the Company recorded restructuring costs related to the GBO Program of $12.1 million in the Americas, $29.0 million in Europe, and $1.4 million in Asia-Pacific. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.

Restructuring activity during the year ended January 31, 2019, related to the GBO Program is as follows:

	Severance	Professional Services and Facility Exit Costs	Total
(in thousands)
Fiscal 2019 restructuring expenses	$26,427	$16,114	$42,541
Cash payments	(11,095)	(15,357)	(26,452)
Foreign currency translation	(534)	(126)	(660)
Balance at January 31, 2019	$14,798	$631	$15,429

NOTE 7 — GAIN ON DISPOSAL OF SUBSIDIARY

During the second quarter of fiscal 2019, the Company executed an agreement to sell certain of its operations in Ireland for a total sales price of approximately $15.3 million. The Company recorded a gain on sale of $6.7 million during the fiscal year ended January 31, 2019, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with the Company’s investment in this foreign entity. The operating results of this entity were insignificant relative to the Company's consolidated financial results for all periods presented.

NOTE 8 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of January 31:	2019	2018
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Less—unamortized debt discount and debt issuance costs	(7,166)	(8,678)
Senior Notes, net	992,834	991,322
Term Loans, interest rate of 3.99% and 3.07% at January 31, 2019 and January 31, 2018, respectively	300,000	500,000
Other committed and uncommitted revolving credit facilities, average interest rate of 8.05% and 6.07% at January 31, 2019 and January 31, 2018, respectively	102,271	119,826
Other long-term debt	15,817	26,761
	1,410,922	1,637,909
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(110,368)	(132,661)
Total long-term debt	$1,300,554	$1,505,248
Senior Notes
In January 2017, the Company issued $500.0 million aggregate principal amount of 3.70% Senior Notes due February 15, 2022 (the "3.70% Senior Notes") and $500.0 million aggregate principal amount of 4.95% Senior Notes due February 15, 2027 (the "4.95% Senior Notes") (collectively the "2017 Senior Notes"). The net proceeds from the issuance of the 2017 Senior Notes were used to fund a portion of the purchase price of the acquisition of TS. The Company pays interest on the 2017 Senior Notes semi-annually in arrears on February 15 and August 15 of each year. The interest rate payable on the 2017 Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of notes changes. At no point will the interest rate be reduced below the interest rate payable on the notes on the date of the initial issuance or increase more than 2.00% above the interest rate payable on the notes of the series on the date of their initial issuance. The 2017 Senior Notes are senior unsecured obligations of the Company and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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
Other Credit Facilities
The Company has a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s non-credit enhanced senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2019 and 2018.
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

The outstanding principal amount of the 2022 Term Loans is payable in equal quarterly installments of (i) for the first three years after the funding date, 5.0% per annum of the initial principal amount and (ii) for the fourth and fifth years after the funding date, 10.0% per annum of the initial principal amount, with the remaining balance payable on February 27, 2022. The Company may repay the 2022 Term Loans, at any time in whole or in part, without penalty or premium prior to the maturity date. Quarterly installment payments due under the 2022 Term Loans are reduced by the amount of any prepayments made by the Company. The Company made principal payments of $200.0 million and $250.0 million on the 2022 Term Loans during fiscal years 2019 and 2018, respectively. At January 31, 2019, there was $300.0 million outstanding on the 2022 Term Loans at an interest rate of 3.99% and at January 31, 2018 there was $500.0 million outstanding on the 2022 Term Loans at an interest rate of 3.07%.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $750.0 million. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion and $1.5 billion at January 31, 2019 and 2018, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. This program has a maturity date of August 8, 2019, and interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2019 and 2018.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $399.5 million at January 31, 2019 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $102.3 million outstanding on these facilities at January 31, 2019, at a weighted average interest rate of 8.05%, and there was $119.8 million outstanding at January 31, 2018, at a weighted average interest rate of 6.07%.
At January 31, 2019, the Company had also issued standby letters of credit of $30.3 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2019, the Company was in compliance with all such financial covenants.
Future payments of debt at  January 31, 2019 and for succeeding fiscal years are as follows (in millions):

Fiscal Year:
2020	$110.4
2021	6.7
2022	0.9
2023	800.1
2024	—
Thereafter	500.0
Total principal payments	$1,418.1

NOTE 9 — INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

Year ended January 31:	2019	2018	2017
Current tax (benefit) expense:
Federal	$(9,564)	$131,107	$37,724
State	5,846	6,515	4,030
Foreign	48,905	49,082	30,914
Total current tax expense	45,187	186,704	72,668
Deferred tax (benefit) expense:
Federal	(3,272)	(1,129)	(8,380)
State	64	363	(799)
Foreign	(9,274)	(3,495)	(1,823)
Total deferred tax benefit	(12,482)	(4,261)	(11,002)
	$32,705	$182,443	$61,666
The reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

Year ended January 31:	2019	2018	2017
U.S. statutory rate	21.0%	33.8%	35.0%
State income taxes, net of federal benefit	2.2	1.1	0.8
Net changes in deferred tax valuation allowances	(0.9)	1.2	(3.4)
Tax on foreign earnings different than U.S. rate	(0.6)	(5.8)	(9.9)
Impact of Avnet settlement agreement (see Note 5)	(4.0)	—	—
Nondeductible indemnities	0.8	0.4	—
Nondeductible goodwill	2.9	—	—
Reversal of previously accrued income tax reserves	(2.0)	(0.7)	0.5
Interest not subject to tax, net	(0.6)	(1.3)	2.1
Effect of company-owned life insurance	0.1	(1.0)	(0.7)
Global Intangible Low-Taxed Income	1.0	—	—
U.S. Tax Reform transition tax	(13.2)	33.8	—
U.S. Tax Reform impact of rate change on deferred taxes	—	(1.9)	—
Other, net	2.1	1.4	(0.4)
	8.8%	61.0%	24.0%

U.S. Tax Reform
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for U.S. Tax Reform, the SEC issued Staff Accounting Bulletin ("SAB") 118 which requires that the Company include in its financial statements the reasonable estimate of the impact of U.S. Tax Reform on earnings to the extent such reasonable estimate has been determined. SAB 118 allowed the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. Accordingly, in fiscal 2018, the Company recorded income tax expenses of $95.4 million, which represented the Company’s reasonable estimate of the impact of the enactment of U.S. Tax Reform. The amounts recorded include income tax expenses of $101.1 million for the transition tax and a net income tax benefit of $5.7 million related to the remeasurement of net deferred tax liabilities as a result of the change in the U.S. federal corporate income tax rate. During fiscal 2019, the Company finalized its analysis of the impact of the enactment of U.S. Tax Reform and decreased its estimate of the one-time transition tax by $49.2 million, primarily due to further analysis of earnings and profits of the Company’s foreign subsidiaries and the utilization of foreign tax credits.
Additionally, U.S. Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has made the accounting policy election to treat taxes due on the GILTI as a current period expense.

The components of pretax income are as follows (in thousands):

Year ended January 31:	2019	2018	2017
U.S.	$208,643	$115,041	$92,067
Foreign	164,642	184,043	164,694
	$373,285	$299,084	$256,761
The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

As of January 31:	2019	2018
Deferred tax liabilities:
Depreciation and amortization	$96,739	$106,560
Capitalized marketing program costs	7,101	6,104
Goodwill	24,867	16,496
Deferred costs currently deductible	7,212	7,558
Other, net	12,059	12,540
Total deferred tax liabilities	147,978	149,258
Deferred tax assets:
Accrued liabilities	59,549	54,970
Foreign tax credit carryforwards	50,434	—
Loss carryforwards	112,962	127,881
Amortizable goodwill	12,118	1,377
Depreciation and amortization	11,873	13,997
Disallowed interest expense	13,676	11,057
Acquisition and transaction related costs	3,570	3,823
Other, net	13,478	14,527
	277,660	227,632
Less: valuation allowances	(118,536)	(80,714)
Total deferred tax assets	159,124	146,918
Net deferred tax asset (liability)	$11,146	$(2,340)
There are no material consolidated undistributed earnings of foreign subsidiaries for which no deferred taxes have been recorded.
In fiscal 2019 and 2018, the Company recorded an income tax benefit/(expense) of $6.0 million and $(1.2) million, respectively, related to changes in deferred tax valuation allowances. The net change in the deferred tax valuation allowances in fiscal 2019 was an increase of $37.8 million primarily resulting from an increase in the United States for foreign tax credits as a result of U.S. Tax Reform, partially offset by the release of valuation allowances in certain foreign jurisidictions. The net change in the deferred tax valuation allowances in fiscal 2018 was an increase of $33.9 million primarily resulting from deferred tax valuation allowances recorded in various jurisdictions related to the acquisition of TS.
The valuation allowances at both January 31, 2019 and 2018 primarily relate to foreign net operating loss carryforwards. The Company’s net operating loss carryforwards totaled $504.2 million and $576.8 million at January 31, 2019 and 2018, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2019 through 2034. The Company's foreign tax credit carryforwards in the U.S. totaled $50.4 million and $0 at January 31, 2019 and 2018, respectively. The foreign tax credits have a ten year carryforward period, and the majority is set to expire in fiscal year 2028. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.

A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2019, 2018 and 2017 is as follows (in thousands):

For the year ended January 31:	2019	2018	2017
Gross unrecognized tax benefits at beginning of period	$72,252	$18,305	$12,989
Increases in tax positions for prior years	4,671	66,180	5,443
Decreases in tax positions for prior years	(13,787)	(3,727)	(118)
Increases in tax positions for current year	—	164	1,022
Expiration of statutes of limitation	(25,840)	(6,924)	(292)
Settlements	(5,355)	(3,515)	(370)
Changes due to translation of foreign currencies	(6,104)	1,769	(369)
Gross unrecognized tax benefits at end of period	$25,837	$72,252	$18,305

At January 31, 2019, 2018 and 2017, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $23.1 million, $38.1 million and $12.5 million, respectively. In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, the Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits. The Company has also recorded certain indemnification liabilities for expected amounts to be paid to Avnet. During the years ended January 31, 2019 and 2018, due to the resolution of certain pre-acquisition tax matters and the expiration of certain statutes of limitation, the Company recorded benefits in income tax expense of $9.6 million and $6.5 million, respectively. As a result, the Company recorded expenses of $9.6 million and $6.5 million, during the years ended January 31, 2019 and 2018, respectively, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Income, related to changes in the corresponding indemnification assets and liabilities recorded. The net impact of these items had no impact on the Company's net income.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2019 totaled $3.7 million, all of which would impact the effective tax rate if recognized, primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2019, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2019, 2018 and 2017 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2019, 2018 and 2017, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and Asia-Pacific, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2016. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 10 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 2.0 million shares remain available for future grant at January 31, 2019. The Company is authorized to award officers, employees and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
For the fiscal years ended January 31, 2019, 2018 and 2017, the Company recorded $31.5 million, $29.4 million and $13.9 million, respectively, of stock-based compensation expense, and related income tax benefits of $7.4 million, $9.6 million and $4.6 million, respectively. The actual benefit received from the tax deduction from the exercise of equity-based incentives was $5.4 million, $5.9 million and $4.8 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one and three years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $25.4 million, $25.8 million and $13.3 million related to RSUs during fiscal 2019, 2018 and 2017, respectively.
A summary of the Company’s RSU activity for the fiscal year ended January 31, 2019 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2018	700,532	$83.25
Granted	280,352	85.50
Vested	(267,591)	78.87
Canceled	(64,171)	86.10
Nonvested at January 31, 2019	649,122	85.71
The total fair value of RSUs which vested during the fiscal years ended January 31, 2019, 2018 and 2017 is $21.1 million, $12.7 million and $11.4 million, respectively. The weighted-average fair value of the 454,480 RSUs granted during the fiscal year ended January 31, 2018 was $92.08 per share. The weighted-average fair value of the 222,095 RSUs granted during the fiscal year ended January 31, 2017 was $78.42 per share. As of January 31, 2019, the unrecognized stock-based compensation expense related to non-vested RSUs was $22.9 million, which the Company expects to be recognized over a remaining weighted average period of 1.6 years.
Performance based restricted stock units
The Company's performance based restricted stock unit awards ("PRSUs") are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of 3 years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Stock-based compensation expense includes $5.8 million, $3.3 million and $0.4 million related to PRSUs during fiscal 2019, 2018 and 2017, respectively.

A summary of the Company’s PRSU activity, assuming maximum achievement, for the year ended January 31, 2019 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2018	170,685	$89.67
Granted	153,719	82.13
Canceled	(31,188)	88.50
Nonvested at January 31, 2019	293,216	85.84
As of January 31, 2019, the unrecognized stock-based compensation expense related to non-vested PRSUs, based on estimated achievement, was $10.6 million, which the Company expects to be recognized over a remaining weighted average period of 1.7 years.

The weighted-average fair value of the 159,148 PRSUs granted during the fiscal year ended January 31, 2018 was $90.95 per share. The weighted-average fair value of the 18,563 PRSUs granted during the fiscal year ended January 31, 2017 was $78.42 per share.
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to 1.0 million shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees can choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock is 85% of the market value on the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. From the inception of the ESPP through January 31, 2019, the Company has issued 556,612 shares of common stock to the ESPP. All shares purchased under the ESPP must be held by the employees for a period of one year. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2019, 2018 and 2017.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $6.7 million, $6.4 million and $3.1 million for fiscal 2019, 2018 and 2017, respectively.
NOTE 11 — SHAREHOLDERS' EQUITY
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
During the year ended January 31, 2019, the Company repurchased $107.0 million of its common stock under the program. As of January 31, 2019, the Company had $93.0 million available for future repurchases of its common stock under the authorized share repurchase program. Subsequent to January 31, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of the Company's common stock.
The Company’s common share repurchase and issuance activity for fiscal 2019 and 2018 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2017	24,018,983	$44.59
Shares of treasury stock reissued for equity incentive plans	(149,609)
Shares of treasury stock reissued for acquisition of TS	(2,785,402)
Treasury stock balance at January 31, 2018	21,083,972	44.59
Shares of common stock repurchased under share repurchase program	1,429,154	74.89
Shares of treasury stock reissued for equity incentive plans	(207,662)
Treasury stock balance at January 31, 2019	22,305,464	$46.53

As part of the acquisition of TS, the Company reissued 2,785,402 shares of Tech Data's common stock out of treasury stock (see Note 5 – Acquisitions for further discussion).

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	January 31, 2019			January 31, 2018
	Fair value measurement category			Fair value measurement category
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts		$3,830			$5,025

Liabilities
Foreign currency forward contracts		$6,641			$11,675
The Company’s foreign currency forward contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income on a basis consistent with the classification of the change in the fair value of the underlying transactions giving rise to these foreign currency exchange gains and losses in the period in which their value changes, with the offsetting amount for unsettled positions being included in either "prepaid expenses and other assets" or "accrued expenses and other liabilities" in the Consolidated Balance Sheet (see Note 13 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset, which is recorded in the Company's Consolidated Balance Sheet in "other assets, net", is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability, which is recorded in the Company's Consolidated Balance Sheet in "accrued expenses and other liabilities," is marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $39.2 million and $39.1 million, respectively, at January 31, 2019 and $44.8 million and $44.7 million, respectively, at January 31, 2018.
The carrying value of the 2017 Senior Notes discussed in Note 8 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $988 million and $1.020 billion, respectively, at January 31, 2019 and 2018 and the carrying value was $992.8 million and $991.3 million, respectively, at January 31, 2019 and 2018. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and under the Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense (income), net” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The total amount recognized in earnings on the Company’s foreign currency forward contracts, which depending upon the nature of the underlying hedged asset or liability is included as a component of either “cost of products sold” or “other expense (income), net,” was a net foreign currency exchange loss of $27.1 million, $32.7 million and $4.3 million, respectively, for the fiscal years ended January 31, 2019, 2018 and 2017. The gains and losses on the Company’s foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
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
The Company’s average notional amounts of derivative financial instruments outstanding during the fiscal years ended January 31, 2019, 2018 and 2017 were approximately $1.5 billion, $1.0 billion and $0.6 billion, respectively, with average maturities of 25 days, 31 days and 29 days, respectively. As discussed above, under the Company’s hedging policies, gains and losses on the derivative financial instruments have been and would be expected to continue to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases logistics centers, office facilities and certain equipment under non-cancelable operating leases. Fair value renewal and escalation clauses exist for a substantial portion of the operating leases. Rental expense for all operating leases totaled $87.2 million, $83.6 million and $53.0 million in fiscal years 2019, 2018 and 2017, respectively. Future minimum lease payments at January 31, 2019, under all such leases for succeeding fiscal years and thereafter are as follows (in thousands):

Fiscal year:
2020	$66,469
2021	58,435
2022	38,808
2023	28,587
2024	21,962
Thereafter	37,400
Total payments	$251,661
Contingencies
Prior to fiscal 2004, one of the Company’s subsidiaries, located in Spain, was audited in relation to various value added tax (“VAT”) matters and received notices of assessment related to fiscal years 1994 through 2001 that alleged the subsidiary did not properly collect and remit VAT. The Spanish subsidiary appealed these assessments beginning in March 2010. The matters related to fiscal years 1996 through 2001 were resolved during fiscal 2016. During fiscal 2017, the Spanish National Appellate Court issued an opinion upholding the assessments for fiscal years 1994 and 1995. The Company appealed this opinion to the Spanish Supreme Court; however, certain of the amounts assessed for fiscal years 1994 and 1995 were not eligible to be appealed to the Spanish Supreme Court. As a result, the Company increased its accrual for costs associated with this matter by $2.6 million during fiscal 2017, including $1.5 million recorded in "value added tax assessments" and $1.1 million recorded in "interest expense" in the Consolidated Statement of Income.
During fiscal 2018, the Spanish Supreme Court issued a decision upholding the assessment for fiscal years 1994 and 1995. As a result, the Company increased its accrual for costs associated with this matter by $2.1 million during fiscal 2018, including $1.2 million recorded in "value added tax assessments" and $0.9 million recorded in "interest expense" in the Consolidated Statement of Income. As of January 31, 2018, the Company had recorded a liability of approximately $10.7 million for the entire amount of the remaining assessments. During fiscal 2019, the Company paid the assessed amounts and recorded a benefit in interest expense of $0.9 million to adjust its accrual for estimated interest costs to the final assessed amount.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to CIDE tax, including interest, was approximately $20.4 million at January 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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
NOTE 15 — SEGMENT INFORMATION
Tech Data operates predominately in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on geographic segments. The Company manages its operations in three geographic segments: the Americas, Europe and Asia-Pacific. There were no Tech Data operations in the Asia-Pacific region prior to the acquisition of TS in February 2017.
The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.
Financial information by geographic segment is as follows (in thousands):

Year ended January 31:	2019	2018	2017
Net sales:		(As Adjusted)	(As Adjusted)
Americas (1)	$16,041,103	$14,419,221	$9,525,513
Europe	20,026,057	18,147,917	14,668,184
Asia-Pacific	1,171,790	1,030,703	—
Total	$37,238,950	$33,597,841	$24,193,697

Operating income (loss):
Americas (2) (3)	$366,637	$248,350	$144,246
Europe (4)	195,375	173,611	161,603
Asia-Pacific (5)	(36,697)	17,499	—
Stock-based compensation expense	(31,513)	(29,381)	(13,947)
Total	$493,802	$410,079	$291,902

Depreciation and amortization:
Americas	$93,612	$84,265	$18,844
Europe	56,533	57,794	35,593
Asia-Pacific	8,852	7,987	—
Total	$158,997	$150,046	$54,437

Capital expenditures:
Americas	$37,141	$207,399	$19,275
Europe	20,818	21,471	20,060
Asia-Pacific	3,455	3,067	—
Total	$61,414	$231,937	$39,335

As of January 31:	2019	2018
Identifiable assets:		(As Adjusted)
Americas	$5,402,316	$5,014,409
Europe	6,970,822	7,336,974
Asia-Pacific	613,414	568,976
Total	$12,986,552	$12,920,359

Long-lived assets:
Americas (1)	$217,863	$214,922
Europe	52,162	57,781
Asia-Pacific	4,892	6,388
Total	$274,917	$279,091

Goodwill & acquisition-related intangible assets, net:
Americas	$1,083,699	$1,139,273
Europe	575,776	645,134
Asia-Pacific	60,154	130,093
Total	$1,719,629	$1,914,500

(1)
Net sales in the U.S. represented 90%, 89% and 90% of the total Americas' net sales for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. Total long-lived assets in the U.S. represented 96% and 97% of the Americas' total long-lived assets at January 31, 2019 and 2018, respectively.

(2)
Operating income in the Americas for the fiscal years ended January 31, 2019, 2018 and 2017 includes acquisition, integration and restructuring expenses of $25.2 million, $75.5 million and $18.0 million, respectively (see Note 6 – Acquisition, Integration and Restructuring Expenses for further discussion). Operating income in the Americas for the fiscal year ended January 31, 2019 includes a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

(3)
Operating income in the Americas for the fiscal years ended January 31, 2019, 2018 and 2017 includes a gain recorded in legal settlements and other, net, of $15.4 million, $42.6 million and $4.1 million, respectively (see Note 1 – Business and Summary of Significant Accounting Policies for further discussion).

(4)
Operating income in Europe for the fiscal years ended January 31, 2019, 2018 and 2017 includes acquisition, integration and restructuring expenses of $57.7 million, $56.2 million and $11.0 million, respectively.

(5)	Operating income in Asia-Pacific for the fiscal year ended January 31, 2019 includes goodwill impairment expense of $47.4 million (see Note 4 – Goodwill and Intangible Assets for further discussion).

NOTE 16 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Interim financial information for fiscal years 2019 and 2018 is as follows (in thousands, except per share amounts):

Fiscal Year 2019:
Quarter ended:	April 30 (1)(2)	July 31 (1)(2)	October 31 (1)(2)(3)(4)	January 31 (2)(3)(5)
Net sales	$8,548,319	$8,886,101	$9,340,029	$10,464,501
Gross profit	523,117	527,030	556,604	649,148
Operating income	70,496	110,365	146,888	166,053
Net income	$33,699	$75,866	$114,216	$116,799

Earnings per share:
Basic	$0.88	$1.97	$2.98	$3.13
Diluted	$0.87	$1.97	$2.96	$3.11

Fiscal Year 2018:
Quarter ended:	April 30 (6)(7)	July 31 (6)(7)	October 31 (7)	January 31 (7)(8)
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Net sales	$7,023,620	$8,092,353	$8,448,471	$10,033,397
Gross profit	457,088	515,591	526,081	616,861
Operating income	75,078	103,531	79,567	151,903
Net income	$30,654	$47,459	$37,268	$1,260

Earnings per share:
Basic	$0.82	$1.24	$0.98	$0.03
Diluted	$0.82	$1.24	$0.97	$0.03

(1)
During the first, second and third quarters of fiscal 2019, the Company recorded a gain of $3.0 million, $5.2 million and $7.2 million, respectively, in legal settlements and other, net (see Note 1 - Business and Summary of Significant Accounting Policies for further discussion).

(2)
During the first, second, third and fourth quarters of fiscal 2019, the Company recorded $33.2 million, $13.3 million, $20.3 million and $21.1 million of acquisition, integration and restructuring expenses, respectively (see Note 6 – Acquisition, Integration and Restructuring Expenses for further discussion).

(3)
The Company decreased its estimate of the one-time transition tax related to the enactment of U.S. Tax Reform by $24.0 million and $25.2 million, respectively, in the third and fourth quarters of fiscal 2019 (see Note 9 – Income Taxes for further discussion).

(4)	During the third quarter of fiscal 2019, the Company included a $25 million benefit in operating income related to the collection of an accounts receivable balance previously considered uncollectible.

(5)	During the fourth quarter of fiscal 2019, the Company recorded goodwill impairment expense of $47.4 million (see Note 4 – Goodwill and Intangible Assets for further discussion).

(6)	During the first and second quarters of fiscal 2018, the Company recorded a gain of $12.7 million and $28.7 million, respectively, in legal settlements and other, net.

(7)
During the first, second, third and fourth quarters of fiscal 2018, the Company recorded $42.1 million, $30.1 million, $29.7 million and $34.3 million of acquisition, integration and restructuring expenses, respectively.

(8)	The Company recorded income tax expenses of $95.4 million in the fourth quarter of fiscal 2018 related to the impact of the enactment of U.S. Tax Reform.

The following table presents the effect of the adoption of the new revenue recognition standard on the Consolidated Statement of Income for fiscal 2018 by quarter (see Note 1 – Business and Summary of Significant Accounting Policies for further discussion):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard	As Previously Reported	Adjusted for New Accounting Standard
(in thousands)
Net sales	$7,664,063	$7,023,620	$8,882,691	$8,092,353	$9,135,728	$8,448,471	$11,092,529	$10,033,397
Cost of products sold	$7,206,975	$6,566,532	$8,367,100	$7,576,762	$8,609,647	$7,922,390	$10,475,668	$9,416,536

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2019. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, we have concluded that, as of January 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation
Opinion on Internal Control over Financial Reporting
We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tech Data Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 20, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Tampa, Florida
March 20, 2019

ITEM 9B. Other Information

On March 18, 2019, the Board of Directors adopted an amended and restated Tech Data Corporation Executive Severance Plan (the “Executive Severance Plan”). In addition to other administrative changes, the Executive Severance Plan was amended such that participants in the plan who are involuntarily terminated for reasons other than gross misconduct will receive a prorated portion of their annual incentive under the Executive Bonus Plan at 100% of the target payment, prorated through the participant’s termination date and payable with the participant’s first severance payment under the Executive Severance Plan. Following this payment, participants will not receive any further opportunity to participate in any portion of the Executive Bonus Plan for the current or prospective fiscal year. The Executive Severance Plan was also amended to provide for the full payment of benefits under the plan to a qualifying participant’s designated beneficiaries in the event of the participant’s death prior to the full payment of benefits.

The above description of the Executive Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Executive Severance Plan, which is filed herewith as Exhibit 10-34, and incorporated by reference herein.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2019 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2019.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2019 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	942,338	(1)	$—	(2)	1,991,841	(3)
Employee stock purchase	—		—		443,388
Total	942,338		$—		2,435,229

(1)	The total of equity-based incentives outstanding also includes 14,221 units outstanding for non-employee directors.

(2)	Nonvested restricted stock units do not have an exercise price.

(3)	All employee and non-employee director share-based equity incentive awards are issued under the shareholder-approved 2018 Equity Incentive Plan of Tech Data Corporation.
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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
3-1(10)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(10)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

4-1(16)	Indenture, dated as of January 17, 2017, between Tech Data Corporation and MUFG Union Bank N.A., as trustee

4-2(16)	Form of 3.700% Note due 2022

4-3(16)	Form of 4.950% Note due 2027

10-1(3)	1995 Employee Stock Purchase Plan

10-2(4)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-3(2)	2005 Deferred Compensation Plan

10-4(5)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-5(6)	2009 Equity Incentive Plan of Tech Data Corporation

10-6(7)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-7(8)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-8(8)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-9(9)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-10(11)	Tech Data Deferred Compensation Plan Trust Agreement

10-11(12)	Tech Data Corporation Change in Control Severance Policy dated as of March 22, 2016

10-12(13)	First Amendment of 2009 Equity Incentive Plan of Tech Data Corporation, dated as of March 15, 2016

10-13(13)	Amended and Restated Executive Bonus Plan, dated as of March 22, 2016

10-14(14)	Restricted Stock Unit Grant Agreement

10-15(14)	Performance-Based Restricted Stock Unit Grant Agreement

10-16(15)	Second Amended and Restated Revolving Credit Agreement, dated as of November 2, 2016

10-17(15)	Term Loan Credit Agreement, dated as of November 2, 2016

10-18(18)	Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of February 15, 2017

10-19(18)	Amendment to the Term Loan Credit Agreement, dated as of February 15, 2017

10-20(17)	Restricted Stock Unit Grant Agreement

10-21(17)	Performance-Based Restricted Stock Unit Grant Agreement

10-22(19)	Amended and Restated Transfer and Administration Agreement, dated as of August 8, 2017

10-23(20)	Lender Joinder and First Revolver Increase Agreement, dated as of January 31, 2018

10-24(20)	Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017

10-25(20)	Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017

10-26(21)	Amended and Restated Employment Agreement between Tech Data Corporation and Richard T. Hume, dated June 6, 2018

10-27(21)	Amended and Restated Employment Agreement between Tech Data Corporation and Robert M. Dutkowsky, dated June 6, 2018

10-28(21)	2018 Equity Incentive Plan of Tech Data Corporation

10-29(21)	Restricted Stock Unit Grant Agreement

10-30(21)	Performance-Based Restricted Stock Unit Grant Agreement

10-31(22)	Amended and Restated Executive Bonus Plan

10-32(1)	Amendment No. 2 to Term Loan Credit Agreement

10-33(1)	Amendment No. 2 to Second Amended and Restated Revolving Credit Agreement

10-34(1)	Executive Severance Plan (as Amended and Restated)

10-35(1)	Restricted Stock Unit Grant Agreement

10-36(1)	Performance-Based Restricted Stock Unit Grant Agreement

21-1(1)	Subsidiaries of Registrant

23-1(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(23)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2019 and 2018; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2019, 2018 and 2017; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2019, 2018 and 2017; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2019, 2018 and 2017; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2015, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2016, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2016, File No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 18, 2016, File No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 4, 2016, File. No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 31, 2017, File. No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated March 7, 2017, File. No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2017, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 8, 2017, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2018, File No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2018, File No. 0-14625.

(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2018, File No. 0-14625.

(23)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
Year ended January 31:
2019	$83,772	$9,903	$(24,247)	$3,842	$73,270
2018 (As Adjusted)	$33,656	$19,788	$(28,531)	$58,859	$83,772
2017 (As Adjusted)	$41,101	$4,680	$(16,596)	$4,471	$33,656

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

ITEM 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2019.

TECH DATA CORPORATION

By	/s/ RICHARD T. HUME
Richard T. Hume
Chief Executive Officer, Director

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

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director	March 20, 2019
Richard T. Hume	(principal executive officer)

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief	March 20, 2019
Charles V. Dannewitz	Financial Officer (principal financial officer)

/s/ MICHAEL RABINOVITCH	Senior Vice President, Chief Accounting Officer and	March 20, 2019
Michael Rabinovitch	Controller (principal accounting officer)

/s/ ROBERT M. DUTKOWSKY	Executive Chairman of the Board of Directors	March 20, 2019
Robert M. Dutkowsky

/s/ CHARLES E. ADAIR	Director	March 20, 2019
Charles E. Adair

/s/ KAREN DAHUT	Director	March 20, 2019
Karen Dahut

/s/ HARRY J. HARCZAK, JR.	Director	March 20, 2019
Harry J. Harczak, Jr.

/s/ BRIDGETTE P. HELLER	Director	March 20, 2019
Bridgette P. Heller

/s/ KATHLEEN MISUNAS	Director	March 20, 2019
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 20, 2019
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 20, 2019
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 20, 2019
Savio W. Tung