Form 10-Q
period 2019-04-30
TECH DATA CORP
filed 2019-06-05
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number 0-14625

TECH DATA CORPORATION
(Exact name of Registrant as specified in its charter)

Florida	No. 59-1578329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5350 Tech Data Drive Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)
(Registrant’s Telephone Number, including Area Code): (727) 539-7429
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange which registered
Common stock, par value $.0015 per share	TECD	NASDAQ Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2019
Common stock, par value $.0015 per share	36,485,564

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30, 2019	January 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$797,500	$799,123
Accounts receivable, net	5,423,370	6,241,740
Inventories	3,260,840	3,297,385
Prepaid expenses and other assets	367,858	354,601
Total current assets	9,849,568	10,692,849
Property and equipment, net	271,906	274,917
Goodwill	887,175	892,990
Intangible assets, net	924,338	950,858
Other assets, net	378,762	174,938
Total assets	$12,311,749	$12,986,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,715,555	$7,496,466
Accrued expenses and other liabilities	984,366	1,000,126
Revolving credit loans and current maturities of long-term debt, net	123,092	110,368
Total current liabilities	7,823,013	8,606,960
Long-term debt, less current maturities	1,297,943	1,300,554
Other long-term liabilities	274,887	142,315
Total liabilities	9,395,843	10,049,829
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2019 and January 31, 2019	89	89
Additional paid-in capital	836,508	844,206
Treasury stock, at cost (22,483,529 and 22,305,464 shares at April 30, 2019 and January 31, 2019)	(1,065,657)	(1,037,872)
Retained earnings	3,141,914	3,086,514
Accumulated other comprehensive income	3,052	43,786
Total shareholders' equity	2,915,906	2,936,723
Total liabilities and shareholders' equity	$12,311,749	$12,986,552
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2019	2018
Net sales	$8,406,424	$8,548,319
Cost of products sold	7,897,045	8,025,202
Gross profit	509,379	523,117
Operating expenses:
Selling, general and administrative expenses	405,816	422,361
Acquisition, integration and restructuring expenses	6,221	33,225
Legal settlements and other, net	(282)	(2,965)
	411,755	452,621
Operating income	97,624	70,496
Interest expense	26,257	25,922
Other (income) expense, net	(693)	1,917
Income before income taxes	72,060	42,657
Provision for income taxes	16,660	8,958
Net income	$55,400	$33,699
Earnings per share:
Basic	$1.50	$0.88
Diluted	$1.49	$0.87
Weighted average common shares outstanding:
Basic	37,011	38,281
Diluted	37,247	38,561

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended April 30,
	2019	2018
Net income	$55,400	$33,699
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(40,523)	(88,252)
Unrealized loss on cash flow hedges, net of tax	(211)	—
Other comprehensive loss	(40,734)	(88,252)
Total comprehensive income (loss)	$14,666	$(54,553)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2019	59,246	$89	$844,206	$(1,037,872)	$3,086,514	$43,786	$2,936,723
Repurchases of common stock	—	—	—	(35,681)	—	—	(35,681)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(16,003)	7,896	—	—	(8,107)
Stock-based compensation expense	—	—	8,305	—	—	—	8,305
Total other comprehensive loss	—	—	—	—	—	(40,734)	(40,734)
Net income	—	—	—	—	55,400	—	55,400
Balance at April 30, 2019	59,246	$89	$836,508	$(1,065,657)	$3,141,914	$3,052	$2,915,906

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2018	59,246	$89	$827,301	$(940,124)	$2,745,934	$288,292	$2,921,492
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(12,771)	6,957	—	—	(5,814)
Stock-based compensation expense	—	—	7,587	—	—	—	7,587
Total other comprehensive loss	—	—	—	—	—	(88,252)	(88,252)
Net income	—	—	—	—	33,699	—	33,699
Balance at April 30, 2018	59,246	$89	$822,117	$(933,167)	$2,779,633	$200,040	$2,868,712

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$11,913,347	$11,514,374
Cash paid to vendors and employees	(11,800,318)	(12,038,399)
Interest paid, net	(35,101)	(33,763)
Income taxes paid	(14,739)	(8,830)
Net cash provided by (used in) operating activities	63,189	(566,618)
Cash flows from investing activities:
Expenditures for property and equipment	(7,745)	(4,894)
Software and software development costs	(7,534)	(3,561)
Other	(548)	(267)
Net cash used in investing activities	(15,827)	(8,722)
Cash flows from financing activities:
Principal payments on long-term debt	(5,224)	(2,899)
Cash paid for debt issuance costs	(1,028)	—
Net borrowings (repayments) on revolving credit loans	14,227	(13,291)
Payments for employee tax withholdings on equity awards	(8,602)	(6,255)
Proceeds from the reissuance of treasury stock	495	442
Repurchases of common stock	(35,681)	—
Net cash used in financing activities	(35,813)	(22,003)
Effect of exchange rate changes on cash and cash equivalents	(13,172)	(12,708)
Net decrease in cash and cash equivalents	(1,623)	(610,051)
Cash and cash equivalents at beginning of year	799,123	955,628
Cash and cash equivalents at end of period	$797,500	$345,577
Reconciliation of net income to net cash provided by operating activities:
Net income	$55,400	$33,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,257	40,481
Provision for losses on accounts receivable	1,765	924
Stock-based compensation expense	8,305	7,587
Accretion of debt discount and debt issuance costs	378	378
Changes in operating assets and liabilities:
Accounts receivable	751,836	670,528
Inventories	2,450	(7,387)
Prepaid expenses and other assets	2,245	(30,344)
Accounts payable	(706,381)	(1,132,019)
Accrued expenses and other liabilities	(90,066)	(150,465)
Total adjustments	7,789	(600,317)
Net cash provided by (used in) operating activities	$63,189	$(566,618)
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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2019, and its consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for the three months ended April 30, 2019 and 2018.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on the Company's quarterly operating results. Historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second half of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three months ended April 30, 2019 and 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2020.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 11 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for three months ended April 30, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended April 30,
	2019	2018
Apple, Inc.	13%	14%
Cisco Systems, Inc.	11%	11%
HP Inc.	10%	12%

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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2019 and January 31, 2019, the Company had a total of $0.8 billion and $1.1 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2019 and 2018, discount fees recorded under these facilities were $3.7 million and $2.7 million, respectively. These discount fees are included as a component of "other (income) expense, net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right-of-use asset are recorded for leases determined to be finance leases and straight-line lease expense is recorded for leases determined to be operating leases. Lessees are required to initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. In July 2018, the FASB issued additional updates to the new accounting standard which provided entities with a transition option to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard and elected this transition option during the quarter ending April 30, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical accounting relating to lease identification and classification for existing leases at the time of adoption. The adoption of this standard resulted in the Company recognizing right-of-use assets of $206.8 million and corresponding lease liabilities of $205.8 million as of April 30, 2019. The adoption of this standard had no impact on the Company's Consolidated Statements of Income and Cash Flows. See Note 9 – Leases for additional information.
In August 2017, the FASB issued a new accounting standard that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The Company adopted this standard during the quarter ended April 30, 2019. The adoption of this standard had no material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued a new accounting standard which aligns the capitalization requirements for implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The Company early adopted this standard on a prospective basis during the quarter ended April 30, 2019. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.
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

NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 5 – Stock-Based Compensation for further discussion) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2019	2018
(in thousands, except per share data)
Net income	$55,400	$33,699

Weighted average common shares - basic	37,011	38,281
Effect of dilutive securities:
Equity based awards	236	280
Weighted average common shares - diluted	37,247	38,561

Earnings per share:
Basic	$1.50	$0.88
Diluted	$1.49	$0.87

For the three months ended April 30, 2019 and 2018, there were 322 and 8,439 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS"), as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
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
The Company incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the three months ended April 30, 2019 and does not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three months ended April 30, 2018 related to the acquisition of TS are comprised of the following:

Three months ended April 30,
2018
(in thousands)
Restructuring costs	$10,872
IT related costs	7,330
Professional services	3,567
Transaction related costs	878
Other costs	4,970
Total	$27,617

During the three months ended April 30, 2018, the Company recorded restructuring costs related to the acquisition of TS of $3.4 million in the Americas and $7.5 million in Europe.

Global Business Optimization Program
In fiscal 2019, the Company's Board of Directors approved the Global Business Optimization Program (the "GBO Program") to increase investment in the Company’s strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, the Company expects to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. It is anticipated that the majority of these charges will be incurred prior to the end of the current fiscal year. The cash charges primarily consist of severance costs, and also include professional services and other costs.

Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2019	2018
(in thousands)
Severance costs	$4,147	$3,269	$30,574
Professional services and other costs	2,074	2,339	18,188
Total	$6,221	$5,608	$48,762

During the three months ended April 30, 2019, the Company recorded restructuring costs related to the GBO Program in the Americas of $2.9 million, in Europe of $3.0 million and in Asia-Pacific of $0.3 million. During the three months ended April 30, 2018, the Company recorded restructuring costs related to the GBO Program in the Americas of $0.9 million and in Europe of $4.7 million. The accrued restructuring charges are included in “accrued expenses and other liabilities” in the Consolidated Balance Sheet.
Restructuring activity during the three months ended April 30, 2019 related to the GBO Program is as follows:

	Three months ended April 30, 2019
	Severance	Professional services and other costs	Total
(in thousands)
Balance at January 31, 2019	$14,798	$631	$15,429
Fiscal 2020 restructuring expenses	4,147	2,074	6,221
Cash payments	(5,188)	(1,725)	(6,913)
Foreign currency translation	(242)	(16)	(258)
Balance at April 30, 2019	$13,515	$964	$14,479

NOTE 4 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	April 30, 2019	January 31, 2019
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Less—unamortized debt discount and debt issuance costs	(6,788)	(7,166)
Senior Notes, net	993,212	992,834
Term Loans, interest rate of 4.00% and 3.99% at April 30, 2019 and January 31, 2019, respectively	300,000	300,000
Other committed and uncommitted revolving credit facilities, average interest rate of 8.11% and 8.05% at April 30, 2019 and January 31, 2019, respectively	117,312	102,271
Other long-term debt	10,511	15,817
	1,421,035	1,410,922
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(123,092)	(110,368)
Total long-term debt	$1,297,943	$1,300,554

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
Other Credit Facilities
As of April 30, 2019, the Company had a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”), which among other things, provides for (i) a maturity date of November 2, 2021 and (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating. The Company pays interest on advances under the Credit Agreement at LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2019 and January 31, 2019. The Credit Agreement was amended on May 15, 2019 (see further discussion in Note 12 – Subsequent Events).
The Company entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. The Company pays interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin that is based on the Company's debt rating. The Company had $300 million outstanding under the Term Loan Credit Agreement at both April 30, 2019 and January 31, 2019. The outstanding balance under the Term Loan Credit Agreement is due on February 27, 2022. The Company may repay amounts at any time, in whole or in part, without penalty or premium prior to the maturity date.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings. On April 16, 2019, the Company modified its Receivables Securitization Program. This amendment, among other things, extended the scheduled termination date of the agreement from August 8, 2019 to April 16, 2021 and provided for an increase in the maximum borrowings from $750 million to $1.0 billion. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion at both April 30, 2019 and January 31, 2019. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2019 and January 31, 2019.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $400.8 million at April 30, 2019 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $117.3 million outstanding on these facilities at April 30, 2019, at a weighted average interest rate of 8.11%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.
At April 30, 2019, the Company had also issued standby letters of credit of $25.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2019, the Company was in compliance with all such financial covenants.

NOTE 5 — STOCK-BASED COMPENSATION
For the three months ended April 30, 2019 and 2018, the Company recorded $8.3 million and $7.6 million, respectively, of stock-based compensation expense.
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 1.7 million shares remain available for future grant at April 30, 2019. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one year and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the three months ended April 30, 2019 is as follows:

Shares
Nonvested at January 31, 2019	649,122
Granted	209,700
Vested	(229,536)
Canceled	(10,278)
Nonvested at April 30, 2019	619,008

Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement for nonvested awards, for the three months ended April 30, 2019 is as follows:

Shares
Nonvested at January 31, 2019	293,216
Granted	108,771
Vested	(16,996)
Canceled	(5,039)
Nonvested at April 30, 2019	379,952

NOTE 6 — FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

		April 30, 2019			January 31, 2019
		Fair value measurement category			Fair value measurement category
	Balance sheet location	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Net investment hedges:
Foreign currency forward contracts	Prepaid expenses and other assets		$92			$—
Foreign currency forward contracts	Other assets, net		2,720			—
Cash flow hedges:
Cross-currency swap	Prepaid expenses and other assets		120			—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		4,767			3,830

LIABILITIES
Cash flow hedges:
Cross-currency swap	Accrued expenses and other liabilities		$695			$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		5,066			6,641

The Company's derivative instruments are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period (see Note 7 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other (income) expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $42.6 million and $42.2 million, respectively, at April 30, 2019 and $39.2 million and $39.1 million, respectively, at January 31, 2019.
The carrying value of the 2017 Senior Notes discussed in Note 4 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $1.01 billion and $988 million, respectively, at April 30, 2019 and January 31, 2019 and the carrying value was $993.2 million and $992.8 million, respectively, at April 30, 2019 and January 31, 2019. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and under the Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

NOTE 7 — DERIVATIVE INSTRUMENTS
In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company's foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts and a cross-currency swap.
Net Investment Hedges
In April 2019, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the Consolidated Statement of Income under a systematic and rational method over the life of the hedging instrument.

The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity are as follows:

Fiscal Year:	Notional Value
(in millions)
2020	$4.6
2021	9.3
2022	9.3
2023	254.6
Total	$277.8

The following table presents the effects of the Company's net investment hedges on accumulated other comprehensive income ("AOCI") and earnings:

	Three months ended April 30, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$2,496	$—	Interest expense	$316

Cash Flow Hedges
During the three months ended April 30, 2019, the Company entered into a cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt which is designated as a cash flow hedge. The notional value of this swap was $4.5 million at April 30, 2019 and the swap has a maturity date of February 2020. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of other comprehensive income (loss). These gains and losses are subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item.

The following table presents the effects of the Company's cash flow hedges on AOCI and earnings:

	Three months ended April 30, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$(575)	Interest expense	$120
		Other (income) expense, net	(484)
Total	$(575)		$(364)

Derivatives Not Designated as Hedges
The Company additionally utilizes forward contracts that are not designated as hedging instruments to hedge intercompany loans, accounts receivable and accounts payable. The Company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The Company’s transactions in its foreign operations are denominated primarily in the following currencies: Australian dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Indian rupee, Indonesian rupiah, Mexican peso, Norwegian krone, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and U.S. dollar.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments not designated as hedges that are used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments not designated as hedges that are used to manage its exposures to foreign currency denominated financing transactions as a component of “other (income) expense, net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The gains and losses on the Company's foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
The total amount of gains (losses) recognized in earnings on the Company's derivatives not designated as hedges for the three months ended April 30, 2019 and 2018 are as follows:

		Gains (losses) recognized in earnings for the three months ended April 30:

Derivatives not designated as hedges	Income statement location	2019	2018
(in millions)
Foreign currency forward contracts	Cost of products sold	$0.9	$6.6
Foreign currency forward contracts	Other (income) expense, net	(0.3)	(7.3)
Total		$0.6	$(0.7)

The Company's average notional amounts of derivatives not designated as hedges outstanding during the three months ended April 30, 2019 and 2018 were approximately $1.3 billion and $1.4 billion, respectively, with average maturities of 24 days and 30 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on these derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s derivatives are also discussed in Note 6 – Fair Value Measurements.

NOTE 8 — SHAREHOLDERS' EQUITY
Share Repurchase Program
In October 2018, the Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the Company's common stock. In February 2019, the Board of Directors approved a $100.0 million increase to the program resulting in a total share repurchase authorization of $300.0 million. In conjunction with the Company’s share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
The Company’s common share issuance activity for the three months ended April 30, 2019 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2019	22,305,464	$46.53
Shares of treasury stock repurchased under share repurchase program	345,927	103.15
Shares of treasury stock reissued for equity incentive plans	(167,862)
Treasury stock balance at April 30, 2019	22,483,529	$47.40

Accumulated Other Comprehensive Income
The following tables summarize the change in the components of AOCI for the three months ended April 30, 2019 and 2018:

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
Balance at January 31, 2019	$43,786	$—	$43,786
Other comprehensive income (loss) before reclassification	(40,523)	(575)	(41,098)
Reclassification of (gain) loss from AOCI into income	—	364	364
Balance at April 30, 2019	$3,263	$(211)	$3,052

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
Balance at January 31, 2018	$288,292	$—	$288,292
Other comprehensive income (loss) before reclassification	(88,252)	—	(88,252)
Reclassification of (gain) loss from AOCI into income	—	—	—
Balance at April 30, 2018	$200,040	$—	$200,040

NOTE 9 — LEASES
At contract inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Company has operating leases for certain logistics centers, office facilities, vehicles and equipment. The Company’s finance leases are not material. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet. Certain of the Company’s operating leases contain options to extend the lease, which are included in the lease term when it is reasonably certain that the option will be exercised. Certain of the Company's operating leases contain options to terminate the lease; periods after the date of the termination option are included in the lease term when it is reasonably certain that the Company will not exercise the option to terminate the lease. The Company has elected to not separately recognize the lease and non-lease components of a contract for all operating leases.
Operating leases are included in “other assets, net”, “accrued expenses and other liabilities” (for the current portion of lease liabilities) and “other long-term liabilities” on the Consolidated Balance Sheet. These assets and liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term using the Company's incremental borrowing rate. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recognized in “selling, general and administrative expenses” on the Consolidated Statement of Income. Variable lease costs are recognized as incurred.
The following table presents the contractual maturities of the Company's operating lease liabilities as of April 30, 2019:

Fiscal year:
(in thousands)
2020 (remaining 9 months)	$49,173
2021	58,975
2022	39,114
2023	28,405
2024	21,325
Thereafter	35,172
Total payments	$232,164
Less amount of lease payments representing interest	(26,395)
Total present value of lease payments	$205,769

Rental expense for all operating leases totaled $21.6 million during the three months ended April 30, 2019. These costs primarily relate to fixed costs for long-term operating leases, but also include immaterial amounts for variable lease costs and short-term operating leases.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of April 30, 2019:

Operating leases	Balance sheet location	April 30, 2019
(in thousands)
Operating lease right-of-use assets	Other assets, net	$206,773
Current operating lease liabilities	Accrued expenses and other liabilities	63,411
Non-current operating lease liabilities	Other long-term liabilities	142,358

Supplemental cash flow information related to the Company's operating leases is as follows:

Cash flow information	Three months ended April 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$17,515
Non-cash right-of-use assets obtained in exchange for lease liabilities:	6,183

The weighted-average remaining lease term and discount rate were as follows as of April 30, 2019:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate	4.8%

NOTE 10 — COMMITMENTS & CONTINGENCIES
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
Contingencies
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $19.4 million at April 30, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

NOTE 11 — SEGMENT INFORMATION
The Company operates predominantly in a single industry segment as a distributor of technology products, logistics management, and other value-added services. While the Company operates primarily in one industry, it is managed based on three geographic segments: the Americas, Europe and Asia-Pacific. The Company does not consider stock-based compensation expense in assessing the performance of its operating segments, and therefore the Company excludes stock-based compensation expense from segment information. The accounting policies of the segments are the same as those described in Note 1 – Business and Summary of Significant Accounting Policies.
Financial information by geographic segment is as follows (in thousands):

	Three months ended April 30,
	2019	2018
Net sales:
Americas (1)	$3,789,198	$3,618,206
Europe	4,309,500	4,661,702
Asia-Pacific	307,726	268,411
Total	$8,406,424	$8,548,319

Operating income (loss):
Americas (2)	$68,633	$61,342
Europe (3)	36,420	17,318
Asia-Pacific	876	(577)
Stock-based compensation expense	(8,305)	(7,587)
Total	$97,624	$70,496

Depreciation and amortization:
Americas	$23,649	$23,259
Europe	11,510	14,991
Asia-Pacific	2,098	2,231
Total	$37,257	$40,481

Capital expenditures:
Americas	$8,272	$4,379
Europe	6,127	3,717
Asia-Pacific	880	359
Total	$15,279	$8,455

As of:	April 30, 2019	January 31, 2019
Identifiable assets:
Americas	$5,517,978	$5,402,316
Europe	6,194,424	6,970,822
Asia-Pacific	599,347	613,414
Total	$12,311,749	$12,986,552

Long-lived assets:
Americas (1)	$215,504	$217,863
Europe	51,481	52,162
Asia-Pacific	4,921	4,892
Total	$271,906	$274,917

Goodwill & acquisition-related intangible assets, net:
Americas	$1,070,187	$1,083,699
Europe	560,214	575,776
Asia-Pacific	58,582	60,154
Total	$1,688,983	$1,719,629

(1)
Net sales in the United States represented 88% and 87%, respectively, of the total Americas' net sales for the three months ended April 30, 2019 and 2018. Total long-lived assets in the United States represented 96% of the Americas' total long-lived assets at both April 30, 2019 and January 31, 2019.

(2)
Operating income in the Americas for the three months ended April 30, 2019 and 2018 includes acquisition, integration and restructuring expenses of $2.9 million and $13.9 million, respectively (see further discussion in Note 3 – Acquisition, Integration and Restructuring Expenses). Operating income in the Americas includes a gain related to legal settlements and other, net, of $0.3 million and $3.0 million for the three months ended April 30, 2019 and 2018 (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(3)	Operating income in Europe for the three months ended April 30, 2019 and 2018 includes acquisition, integration and restructuring expenses of $3.0 million and $18.0 million, respectively.

NOTE 12 - SUBSEQUENT EVENTS
On May 15, 2019, the Credit Agreement was amended to, among other things, (i) increase the borrowing capacity under the revolving credit facility to $1.5 billion, (ii) extend the maturity date to May 15, 2024, (iii) provide the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) provide for certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2019 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW
We are one of the world’s largest IT distribution and solutions companies. We serve a critical role in the center of the IT ecosystem, bringing products from the world’s leading technology vendors to market, as well as helping our customers create solutions best suited to maximize business outcomes for their end-user customers. We distribute and market products from many of the world’s leading technology hardware manufacturers and software publishers, as well as suppliers of next-generation technologies and delivery models such as converged and hyperconverged infrastructure, the cloud, security, analytics/Internet of things ("IoT"), and services. Our customers include value-added resellers, direct marketers, retailers, corporate resellers and managed service providers who support the diverse technology needs of end users.
Some of our key financial objectives are the following:

•	Growing faster than the industry in select markets by gaining profitable market share in key geographies within select product categories with leading vendors.

•	Improving operating income by growing gross profit faster than operating costs.

•	Delivering a return on invested capital above our weighted average cost of capital.
To strengthen our role at the center of the IT ecosystem well into the future and achieve our financial objectives, we are moving to higher value, focused on the following strategic priorities:

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

•
Non-GAAP operating income, which is defined as operating income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense and tax indemnifications;

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, value added tax assessments and related interest expense, tax indemnifications, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, value added tax assessments and related interest expense, tax indemnifications, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended April 30,
	2019	2018
Net sales	100.00%	100.00%
Cost of products sold	93.94	93.88
Gross profit	6.06	6.12
Operating expenses:
Selling, general and administrative expenses	4.83	4.94
Acquisition, integration and restructuring expenses	0.07	0.39
Legal settlements and other, net	—	(0.03)
	4.90	5.30
Operating income	1.16	0.82
Interest expense	0.31	0.30
Other (income) expense, net	(0.01)	0.02
Income before income taxes	0.86	0.50
Provision for income taxes	0.20	0.11
Net income	0.66%	0.39%

NET SALES

The following table summarizes our net sales and change in net sales by geographic region for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,		Change
	2019	2018	$	%
(in millions)
Consolidated net sales, as reported	$8,406	$8,548	$(142)	(1.7)%
Impact of changes in foreign currencies	417	—	417
Consolidated net sales, as adjusted	$8,823	$8,548	$275	3.2%

Americas net sales, as reported	$3,789	$3,618	$171	4.7%
Impact of changes in foreign currencies	28	—	28
Americas net sales, as adjusted	$3,817	$3,618	$199	5.5%

Europe net sales, as reported	$4,309	$4,662	$(353)	(7.6)%
Impact of changes in foreign currencies	377	—	377
Europe net sales, as adjusted	$4,686	$4,662	$24	0.5%

Asia-Pacific net sales, as reported	$308	$268	$40	14.9%
Impact of changes in foreign currencies	12	—	12
Asia-Pacific net sales, as adjusted	$320	$268	$52	19.4%

QUARTERLY COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $199 million is primarily due to growth in data center hardware, personal computer systems, software licenses and security products.
EUROPE

•
The increase in Europe net sales, as adjusted, of $24 million is primarily due to growth in data center hardware, mobility and security products, partially offset by a decline in personal computer systems. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $52 million is primarily due to growth in data center hardware products.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three months ended April 30, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended April 30,
	2019	2018
Apple, Inc.	13%	14%
Cisco Systems, Inc.	11%	11%
HP Inc.	10%	12%
There were no customers that exceeded 10% of our consolidated net sales for the three months ended April 30, 2019 and 2018.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,		Change
	2019	2018	$	%
(in millions)
Gross profit, as reported	$509.4	$523.1	$(13.7)	(2.6)%
Impact of changes in foreign currencies	24.2	—	24.2
Gross profit, as adjusted	$533.6	$523.1	$10.5	2.0%

The increase in gross profit, as adjusted, of $10.5 million is primarily due to an increase in net sales volume.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,		Change
	2019	2018	$	%
(in millions)
SG&A, as reported	$405.8	$422.4	$(16.6)	(3.9)%
Impact of changes in foreign currencies	20.5	—	20.5
SG&A, as adjusted	$426.3	$422.4	$3.9	0.9%

SG&A as a percentage of net sales, as reported	4.83%	4.94%		(11) bps

The increase in SG&A, as adjusted of $3.9 million is primarily due to increased payroll expenses of $4.5 million related to the Company’s nonqualified deferred compensation plan, which are substantially offset by gains recorded in other (income) expense, net on investments used to fund the plan. The decrease in SG&A as a percentage of net sales of 11 basis points is primarily due to greater operating leverage due to increased net sales volume, excluding the impact of changes in foreign currencies.
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS"), as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
On February 27, 2017, we acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of our common stock. Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
We incurred no acquisition, integration and restructuring expenses related to the acquisition of TS in the three months ended April 30, 2019 and do not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three months ended April 30, 2018 related to the acquisition of TS are comprised of the following:

Three months ended April 30,
2018
(in millions)
Restructuring costs	$10.9
IT related costs	7.3
Professional services	3.6
Transaction related costs	0.9
Other costs	4.9
Total	$27.6
Global Business Optimization Program
On August 29, 2018, our Board of Directors approved the Global Business Optimization Program (the “GBO Program”) to increase investment in our strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, we expect to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. It is anticipated that the majority of these charges will be incurred prior to the end of the current fiscal year. The cash charges primarily consist of severance costs, and also include professional services and other costs. The GBO Program is expected to result in annual cost savings of $70 million to $80 million by the end of fiscal 2021, of which approximately half is expected to be reinvested to accelerate our strategic priorities.
Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2019	2018
(in thousands)
Severance costs	$4.1	$3.3	$30.6
Professional services and other costs	2.1	2.3	18.2
Total	$6.2	$5.6	$48.8
During the three months ended April 30, 2019, the Company recorded restructuring costs related to the GBO Program in the Americas of $2.9 million, in Europe of $3.0 million and in Asia-Pacific of $0.3 million. During the three months ended April 30, 2018, the Company recorded restructuring costs related to the GBO Program in the Americas of $0.9 million and in Europe of $4.7 million.
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

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,
	2019	2018
(in millions)
Operating income	$97.6	$70.5
Acquisition, integration and restructuring expenses	6.2	33.2
Legal settlements and other, net	(0.3)	(3.0)
Acquisition-related intangible assets amortization expense	21.0	23.4
Tax indemnifications	0.3	—
Non-GAAP operating income	$124.8	$124.1

CONSOLIDATED COMMENTARY

•	The increase in GAAP operating income of $27.1 million is primarily due to a reduction in acquisition, integration and restructuring expenses.

•
The increase in non-GAAP operating income of $0.7 million is primarily due to an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by increased payroll expenses of $4.5 million related to the Company's nonqualified deferred compensation plan and the net impact of changes in foreign currencies.

AMERICAS

	Three months ended April 30,
	2019	2018
(in millions)
Operating income - Americas	$68.6	$61.3
Acquisition, integration and restructuring expenses	2.9	13.9
Legal settlements and other, net	(0.3)	(3.0)
Acquisition-related intangible assets amortization expense	13.5	13.7
Non-GAAP operating income - Americas	$84.7	$85.9

AMERICAS COMMENTARY

•	The increase in GAAP operating income of $7.3 million is primarily due to a reduction in acquisition, integration and restructuring expenses.

•
The decrease in non-GAAP operating income of $1.2 million is primarily due to increased payroll expenses of $4.5 million related to the change in the fair value of the Company's nonqualified deferred compensation plan, partially offset by an increase in net sales volume.

EUROPE

	Three months ended April 30,
	2019	2018
(in millions)
Operating income - Europe	$36.4	$17.3
Acquisition, integration and restructuring expenses	3.0	18.0
Acquisition-related intangible assets amortization expense	6.2	8.3
Non-GAAP operating income - Europe	$45.6	$43.6

EUROPE COMMENTARY

•	The increase in GAAP operating income of $19.1 million is primarily due to a reduction in acquisition, integration and restructuring expenses.

•
The increase in non-GAAP operating income of $2.0 million is primarily due to lower payroll and related costs as well as decreased credit costs, partially offset by the net impact of changes in foreign currencies.

ASIA-PACIFIC

	Three months ended April 30,
	2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income (loss) - Asia-Pacific	$0.9	0.28%	$(0.6)	(0.21)%
Acquisition, integration and restructuring expenses	0.3		0.3
Acquisition-related intangible assets amortization expense	1.3		1.4
Tax indemnification	0.3		—
Non-GAAP operating income - Asia-Pacific	$2.8	0.91%	$1.1	0.40%

ASIA-PACIFIC COMMENTARY

•	The increases in both GAAP operating income and non-GAAP operating income of $1.5 million and $1.7 million, respectively, are primarily due to a decrease in payroll expenses and credit costs.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore we report stock-based compensation expenses separately. The following table reconciles our operating income (loss) by geographic region to our consolidated operating income.

	Three months ended April 30,
	2019	2018
(in millions)
Americas	$68.6	$61.3
Europe	36.4	17.3
Asia-Pacific	0.9	(0.6)
Stock-based compensation expense	(8.3)	(7.5)
Operating income	$97.6	$70.5

INTEREST EXPENSE
Interest expense increased by $0.4 million to $26.3 million in the first quarter of fiscal 2020 compared to $25.9 million in the first quarter of fiscal 2019 primarily due to higher interest rates on variable rate debt during the period, partially offset by lower amounts outstanding on the Term Loan Credit Agreement.

OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other (income) expense, net, increased to $0.7 million of income in the first quarter of fiscal 2020 compared to $1.9 million of expense in the first quarter of the prior year, primarily due to higher gains on the investments within life insurance policies of $4.5 million, partially offset by higher discounts on the sale of accounts receivables of $1.0 million. The gains on investments are substantially offset in our payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three months ended April 30, 2019 and 2018:

	Three months ended April 30,
	2019	2018
Effective tax rate	23.1%	21.0%
The increase in the effective tax rate of 2.1% in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 is primarily due to an income tax benefit of $2.6 million recorded in fiscal 2019 related to the reversal of a valuation allowance in Europe, partially offset by the impact of the relative mix of earnings and losses within the tax jurisdictions in which we operate. The increase in the absolute dollar value of the provision for income taxes in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 is primarily due an increase in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED
The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended April 30, 2019 and 2018 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended April 30:	2019	2018	2019	2018
(in millions, except per share data)
GAAP results	$55.4	$33.7	$1.49	$0.87
Acquisition, integration and restructuring expenses	6.2	33.2	0.17	0.86
Legal settlements and other, net	(0.3)	(3.0)	(0.01)	(0.08)
Acquisition-related intangible assets amortization expense	21.0	23.4	0.56	0.61
Value added tax assessment and related interest expense	—	(0.9)	—	(0.02)
Tax indemnifications	0.3	—	0.01	—
Income tax effect of tax indemnifications	(0.3)	—	(0.01)	—
Income tax effect of other adjustments above	(6.4)	(13.0)	(0.17)	(0.33)
Reversal of deferred tax valuation allowances	—	(2.6)	—	(0.07)
Non-GAAP results	$75.9	$70.8	$2.04	$1.84

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Three months ended April 30:	2019	2018
(in millions)
Net cash provided by (used in):
Operating activities	$63.2	$(566.6)
Investing activities	(15.8)	(8.7)
Financing activities	(35.8)	(22.0)
Effect of exchange rate changes on cash and cash equivalents	(13.2)	(12.8)
Net decrease in cash and cash equivalents	$(1.6)	$(610.1)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). The following tables present the components of our cash conversion cycle, in days, as of April 30, 2019 and 2018, and January 31, 2019 and 2018.

As of:	April 30, 2019	January 31, 2019	As of:	April 30, 2018	January 31, 2018
DSO	59	54	DSO	56	55
DOS	38	31	DOS	33	29
DPO	(78)	(70)	DPO	(65)	(68)
Net cash days	19	15	Net cash days	24	16

The net increase in cash provided by operating activities of $629.8 million is primarily due to the impact of changes in working capital, driven by higher DPO.

The increase in cash used in investing activities of $7.1 million is primarily due to increased capital expenditures of $6.8 million. The increase in cash used in financing activities of $13.8 million is primarily due to $35.7 million paid to repurchase common stock under our share repurchase program, partially offset by a net change in borrowings on revolving credit loans of $27.5 million.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 33% at April 30, 2019. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At April 30, 2019, we had approximately $797.5 million in cash and cash equivalents, of which approximately $693.5 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. We plan to continue reinvesting future foreign earnings indefinitely outside the U.S. Any future remittances of foreign cash could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

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

Other credit facilities

As of April 30, 2019, we had a $1.25 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for an interest rate on borrowings, facility fees and letter of credit fees based on our debt rating. On May 15, 2019, the Credit Agreement was amended to, among other things, (i) increase the borrowing capacity under the revolving credit facility to $1.5 billion, (ii) extend the maturity date to May 15, 2024, (iii) provide the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) provide for certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at April 30, 2019 and January 31, 2019.

We entered into a term loan credit agreement on November 2, 2016 with a syndicate of banks (the "Term Loan Credit Agreement") which provides for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to
$1.0 billion. We pay interest on advances under the Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin that is based on our debt rating. We had $300 million outstanding under the Term Loan Credit Agreement at both April 30, 2019 and January 31, 2019. The outstanding balance under the Term Loan Credit Agreement is due on February 27, 2022. We may repay amounts at any time, in whole or in part, without penalty or premium prior to the maturity date.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings. On April 16, 2019, we modified our Receivables Securitization Program. This amendment, among other things, extended the scheduled termination date of the agreement from August 8, 2019 to April 16, 2021 and provided for an increase in the maximum borrowings from $750 million to $1.0 billion. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion at both April 30, 2019 and January 31, 2019. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. We pay interest on advances under the Receivables Securitization Program at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2019 and January 31, 2019.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit and overdraft facilities totaling approximately $400.8 million at April 30, 2019 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $117.3 million outstanding on these facilities at April 30, 2019, at a weighted average interest rate of 8.11%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.

At April 30, 2019, we had also issued standby letters of credit of $25.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2019, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At April 30, 2019 and January 31, 2019, we had a total of $0.8 billion and $1.1 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2019 and 2018, discount fees recorded under these facilities were $3.7 million and $2.7 million, respectively. These discount fees are included as a component of "other (income) expense, net" in our Consolidated Statement of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
For a description of the Company’s market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
No material changes have occurred in our market risks since January 31, 2019.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2019. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $19.4 million at April 30, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
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

ITEM 1A. Risk Factors.
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2019. Except as presented below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2019.

We have inventory that could lose value due to risks and uncertainties associated with the impact of trade discussions between the United States and China, and related U.S. security risks and export controls

We are subject to risks and uncertainties associated with the impact of trade discussions between the United States and China and related U.S. security risks and export controls.  On May 15, 2019, the President of the United States issued an Executive Order that authorized export controls on Chinese entities determined to be a U.S. security threat. At the same time, the U.S. Commerce Dept. placed certain Chinese companies and their subsidiaries on the U.S. Entity List requiring U.S. companies to obtain export licensing approval before providing certain technology.  We hold inventory of products impacted by the recent government action and there is uncertainty relating to the disposition of this inventory due to restrictions that would prevent purchasers from updating software on the products in the future.  As of April 30, 2019, these products represent approximately 4% of our worldwide inventory.  While we continue to take steps to mitigate our exposure to this developing situation, if the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record losses associated with the inventory.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended April 30, 2019:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
February 1 - February 28, 2019	—	$—	—	$192,975,378
March 1 - March 31, 2019	205,790	100.80	205,790	172,231,925
April 1 - April 30, 2019	140,137	106.60	140,137	157,294,017
Total	345,927	$103.15	345,927

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

The Company held its Annual Meeting of Shareholders on June 5, 2019. The following matters set forth in our Proxy Statement dated April 25, 2019, which was filed with the Securities and Exchange Commission pusuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below:

1. The shareholders elected ten directors to serve annual terms.

	For	Against	Abstain	Broker non-votes
Charles E. Adair	31,121,710	759,270	13,095	1,661,677
Karen M. Dahut	31,839,328	41,628	13,119	1,661,677
Robert M. Dutkowsky	29,225,047	2,657,892	11,136	1,661,677
Harry J. Harczak, Jr.	31,653,724	226,419	13,932	1,661,677
Bridgette P. Heller	31,803,464	77,002	13,609	1,661,677
Richard T. Hume	31,681,718	198,907	13,450	1,661,677
Kathleen Misunas	31,502,922	375,939	15,214	1,661,677
Thomas I. Morgan	31,482,345	396,917	14,813	1,661,677
Patrick G. Sayer	31,789,721	90,414	13,940	1,661,677
Savio W. Tung	31,517,517	337,136	39,422	1,661,677
2. The shareholders ratified the selection of Ernst & Young LLP as the Company’s independent registered certified public accounting firm for fiscal year 2020.

For	Against	Abstain
33,215,444	318,974	21,334

3. The voting results on an advisory vote to approve the compensation of the Company’s named executive officers as disclosed in the Company’s 2019 Proxy Statement are set forth below:

For	Against	Abstain	Broker non-votes
30,100,394	1,760,919	32,762	1,661,677

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	First Amendment to the Amended and Restated Transfer and Administration Agreement, dated as of August 8, 2017

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3),(4)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2019 and January 31, 2019; (ii) Consolidated Statement of Income for the three months ended April 30, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended April 30, 2019 and 2018; (iv) Consolidated Statement of Shareholders' Equity for the three months ended April 30, 2019 and 2018 (v) Consolidated Statement of Cash Flows for the three months ended April 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, detail tagged.

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

(4)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	June 5, 2019
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	June 5, 2019
Charles V. Dannewitz