Form 10-Q
period 2019-07-31
TECH DATA CORP
filed 2019-09-05
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission File Number 0-14625

TECH DATA CORPORATION
(Exact name of Registrant as specified in its charter)

Florida
(State or other jurisdiction of
incorporation or organization)
5350 Tech Data Drive Clearwater, Florida
(Address of principal executive offices)

No. 59-1578329
(I.R.S. Employer
Identification Number)
33760
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2019
Common stock, par value $.0015 per share	35,601,760

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Six Months Ended July 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	July 31, 2019	January 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$738,265	$799,123
Accounts receivable, net	5,390,102	6,241,740
Inventories	3,115,899	3,297,385
Prepaid expenses and other assets	360,027	354,601
Total current assets	9,604,293	10,692,849
Property and equipment, net	273,128	274,917
Goodwill	880,657	892,990
Intangible assets, net	899,076	950,858
Other assets, net	397,901	174,938
Total assets	$12,055,055	$12,986,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,459,858	$7,496,466
Accrued expenses and other liabilities	987,418	1,000,126
Revolving credit loans and current maturities of long-term debt, net	128,453	110,368
Total current liabilities	7,575,729	8,606,960
Long-term debt, less current maturities	1,297,212	1,300,554
Other long-term liabilities	292,492	142,315
Total liabilities	9,165,433	10,049,829
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at July 31, 2019 and January 31, 2019	89	89
Additional paid-in capital	843,159	844,206
Treasury stock, at cost (23,288,420 and 22,305,464 shares at July 31, 2019 and January 31, 2019)	(1,146,289)	(1,037,872)
Retained earnings	3,221,164	3,086,514
Accumulated other comprehensive (loss) income	(28,501)	43,786
Total shareholders' equity	2,889,622	2,936,723
Total liabilities and shareholders' equity	$12,055,055	$12,986,552
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Net sales	$9,092,244	$8,886,101	$17,498,668	$17,434,420
Cost of products sold	8,530,594	8,359,071	16,427,639	16,384,273
Gross profit	561,650	527,030	1,071,029	1,050,147
Operating expenses:
Selling, general and administrative expenses	431,694	415,319	837,510	837,680
Acquisition, integration and restructuring expenses	5,209	13,297	11,430	46,522
Legal settlements and other, net	—	(5,234)	(282)	(8,199)
Gain on disposal of subsidiary	—	(6,717)	—	(6,717)
	436,903	416,665	848,658	869,286
Operating income	124,747	110,365	222,371	180,861
Interest expense	20,986	28,053	47,243	53,975
Other expense, net	2,896	901	2,203	2,818
Income before income taxes	100,865	81,411	172,925	124,068
Provision for income taxes	21,615	5,545	38,275	14,503
Net income	$79,250	$75,866	$134,650	$109,565
Earnings per share:
Basic	$2.17	$1.97	$3.67	$2.86
Diluted	$2.16	$1.97	$3.64	$2.84
Weighted average common shares outstanding:
Basic	36,476	38,428	36,739	38,356
Diluted	36,661	38,566	36,964	38,565

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Net income	$79,250	$75,866	$134,650	$109,565
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(31,822)	(102,055)	(72,345)	(190,307)
Unrealized gain on cash flow hedges, net of tax	269	—	58	—
Other comprehensive loss	(31,553)	(102,055)	(72,287)	(190,307)
Total comprehensive income (loss)	$47,697	$(26,189)	$62,363	$(80,742)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2019	59,246	$89	$844,206	$(1,037,872)	$3,086,514	$43,786	$2,936,723
Repurchases of common stock	—	—	—	(35,681)	—	—	(35,681)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(16,003)	7,896	—	—	(8,107)
Stock-based compensation expense	—	—	8,305	—	—	—	8,305
Total other comprehensive loss	—	—	—	—	—	(40,734)	(40,734)
Net income	—	—	—	—	55,400	—	55,400
Balance at April 30, 2019	59,246	89	836,508	(1,065,657)	3,141,914	3,052	2,915,906
Repurchases of common stock	—	—	—	(82,011)	—	—	(82,011)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(1,404)	1,379	—	—	(25)
Stock-based compensation expense	—	—	8,055	—	—	—	8,055
Total other comprehensive loss	—	—	—	—	—	(31,553)	(31,553)
Net income	—	—	—	—	79,250	—	79,250
Balance at July 31, 2019	59,246	$89	$843,159	$(1,146,289)	$3,221,164	$(28,501)	$2,889,622

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2018	59,246	$89	$827,301	$(940,124)	$2,745,934	$288,292	$2,921,492
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(12,771)	6,957	—	—	(5,814)
Stock-based compensation expense	—	—	7,587	—	—	—	7,587
Total other comprehensive loss	—	—	—	—	—	(88,252)	(88,252)
Net income	—	—	—	—	33,699	—	33,699
Balance at April 30, 2018	59,246	89	822,117	(933,167)	2,779,633	200,040	2,868,712
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(1,083)	1,303	—	—	220
Stock-based compensation expense	—	—	7,968	—	—	—	7,968
Total other comprehensive loss	—	—	—	—	—	(102,055)	(102,055)
Net income	—	—	—	—	75,866	—	75,866
Balance at July 31, 2018	59,246	$89	$829,002	$(931,864)	$2,855,499	$97,985	$2,850,711

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended July 31,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$23,717,345	$22,873,693
Cash paid to vendors and employees	(23,530,536)	(22,793,148)
Interest paid, net	(46,204)	(48,829)
Income taxes paid	(37,767)	(37,179)
Net cash provided by (used in) operating activities	102,838	(5,463)
Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	—	8,985
Acquisition of businesses, net of cash acquired	—	(2,818)
Expenditures for property and equipment	(18,806)	(14,131)
Software and software development costs	(14,704)	(8,592)
Other	117	1,096
Net cash used in investing activities	(33,393)	(15,460)
Cash flows from financing activities:
Principal payments on long-term debt	(7,368)	(105,845)
Cash paid for debt issuance costs	(3,909)	—
Net borrowings (repayments) on revolving credit loans	19,786	(8,700)
Payments for employee tax withholdings on equity awards	(9,134)	(6,702)
Proceeds from the reissuance of treasury stock	1,002	920
Repurchases of common stock	(117,692)	—
Net cash used in financing activities	(117,315)	(120,327)
Effect of exchange rate changes on cash and cash equivalents	(12,988)	(21,519)
Net decrease in cash and cash equivalents	(60,858)	(162,769)
Cash and cash equivalents at beginning of year	799,123	955,628
Cash and cash equivalents at end of period	$738,265	$792,859
Reconciliation of net income to net cash provided by (used in) operating activities:
Net income	$134,650	$109,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of subsidiary	—	(6,717)
Depreciation and amortization	74,759	80,399
Provision for losses on accounts receivable	14,432	6,270
Stock-based compensation expense	16,360	15,555
Accretion of debt discount and debt issuance costs	1,700	1,805
Deferred income taxes	(1,879)	(11,396)
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	737,724	602,579
Inventories	139,997	(166,800)
Prepaid expenses and other assets	(10,535)	(40,180)
Accounts payable	(923,917)	(486,900)
Accrued expenses and other liabilities	(80,453)	(109,643)
Total adjustments	(31,812)	(115,028)
Net cash provided by (used in) operating activities	$102,838	$(5,463)
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
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of July 31, 2019, its consolidated statements of income, comprehensive income (loss), and shareholders' equity for the three and six months ended July 31, 2019 and 2018, and its consolidated cash flows for the six months ended July 31, 2019 and 2018.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on the Company's quarterly operating results. Historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second half of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and six months ended July 31, 2019 and 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2020.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 13 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for the three and six months ended July 31, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Apple, Inc.	14%	14%	13%	14%
Cisco Systems, Inc.	12%	11%	11%	11%
HP Inc.	11%	12%	11%	12%

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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At July 31, 2019 and January 31, 2019, the Company had a total of $938 million and $1.1 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2019 and 2018, discount fees recorded under these facilities were $4.0 million and $3.7 million, respectively, and during the six months ended July 31, 2019 and 2018, discount fees recorded under these facilities were $7.7 million and $6.3 million, respectively. These discount fees are included as a component of "other expense, net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right-of-use asset are recorded for leases determined to be finance leases and straight-line lease expense is recorded for leases determined to be operating leases. Lessees are required to initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. In July 2018, the FASB issued additional updates to the new accounting standard which provided entities with a transition option to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard and elected this transition option during the quarter ending April 30, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical accounting relating to lease identification and classification for existing leases at the time of adoption. The adoption of this standard resulted in the Company recognizing initial right-of-use assets of $206.8 million and corresponding lease liabilities of $205.8 million as of April 30, 2019. The adoption of this standard had no impact on the Company's Consolidated Statements of Income and Cash Flows. See Note 11 – Leases for additional information.
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

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in thousands, except per share data)
Net income	$79,250	$75,866	$134,650	$109,565

Weighted average common shares - basic	36,476	38,428	36,739	38,356
Effect of dilutive securities:
Equity based awards	185	138	225	209
Weighted average common shares - diluted	36,661	38,566	36,964	38,565

Earnings per share:
Basic	$2.17	$1.97	$3.67	$2.86
Diluted	$2.16	$1.97	$3.64	$2.84

For the three months ended July 31, 2019 and 2018, there were 692 and 46,727 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the six months ended July 31, 2019 and 2018, there were 692 and 46,212 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS"), as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
On February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock. Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other (income) costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other (income) costs includes a gain of $9.6 million related to the final working capital adjustment for the acquisition of TS as part of a settlement agreement with Avnet, as well as payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
The Company incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the three and six months ended July 31, 2019 and does not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2018 related to the acquisition of TS are comprised of the following:

	Three months ended July 31,	Six months ended July 31,
	2018	2018
(in thousands)
Restructuring costs	$3,777	$14,649
IT related costs	1,156	8,486
Professional services	839	4,406
Transaction related costs	315	1,193
Other (income) costs	(5,525)	(555)
Total	$562	$28,179

During the three months ended July 31, 2018, the Company recorded restructuring costs related to the acquisition of TS of $0.1 million in the Americas and $3.7 million in Europe. During the six months ended July 31, 2018, the Company recorded restructuring costs related to the acquisition of TS of $3.5 million in the Americas and $11.1 million in Europe.

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

Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended July 31,		Six months ended July 31,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
(in thousands)
Severance costs	$3,187	$5,605	$7,334	$8,874	$33,761
Professional services and other costs	2,022	7,130	4,096	9,469	20,210
Total	$5,209	$12,735	$11,430	$18,343	$53,971

Restructuring costs related to the GBO Program by segment are as follows:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in thousands)
Americas	$1,341	$6,485	$4,252	$7,336
Europe	3,229	6,125	6,253	10,882
Asia-Pacific	639	125	925	125
Total	$5,209	$12,735	$11,430	$18,343

Restructuring activity during the six months ended July 31, 2019 related to the GBO Program is as follows:

	Six months ended July 31, 2019
	Severance	Professional services and other costs	Total
(in thousands)
Balance at January 31, 2019	$14,798	$631	$15,429
Fiscal 2020 restructuring expenses	7,334	4,096	11,430
Cash payments	(10,297)	(3,825)	(14,122)
Foreign currency translation	(220)	(15)	(235)
Balance at July 31, 2019	$11,615	$887	$12,502

NOTE 4 — GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, the Company executed an agreement to sell certain of its operations in Ireland for a total sales price of approximately $15.3 million. The Company recorded a gain on sale of $6.7 million during the three and six months ended July 31, 2018, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with the Company’s investment in this foreign entity. The operating results of this entity during the three and six months ended July 31, 2018 were insignificant relative to the Company's consolidated financial results.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	July 31, 2019	January 31, 2019
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Less—unamortized debt discount and debt issuance costs	(6,410)	(7,166)
Senior Notes, net	993,590	992,834
Term Loans, interest rate of 6.00% and 3.99% at July 31, 2019 and January 31, 2019, respectively	300,000	300,000
Other committed and uncommitted revolving credit facilities, average interest rate of 8.08% and 8.05% at July 31, 2019 and January 31, 2019, respectively	123,759	102,271
Other long-term debt	8,316	15,817
	1,425,665	1,410,922
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(128,453)	(110,368)
Total long-term debt	$1,297,212	$1,300,554

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
Other Credit Facilities
The Company has a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at July 31, 2019 and January 31, 2019.
The Company entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. The Company paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on the Company's debt rating. The Company had $300 million outstanding under the 2016 Term Loan Credit Agreement at both July 31, 2019 and January 31, 2019. On August 2, 2019, the Company entered into a new term loan credit agreement (the “2019 Term Loan Credit Agreement”), the proceeds of which were used to repay in full the amounts outstanding under the 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.7 billion at July 31, 2019 and January 31, 2019, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2019 and January 31, 2019.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $433.2 million at July 31, 2019 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $123.8 million outstanding on these facilities at July 31, 2019, at a weighted average interest rate of 8.08%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.
At July 31, 2019, the Company had also issued standby letters of credit of $23.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2019, the Company was in compliance with all such financial covenants.

NOTE 6 — INCOME TAXES
The Company's effective tax rate was 21.4% and 6.8% for the three months ended July 31, 2019 and 2018, respectively, and 22.1% and 11.7% for the six months ended July 31, 2019 and 2018, respectively. On an absolute dollar basis, the provision for income taxes increased to $21.6 million for the second quarter of fiscal 2020 compared to $5.5 million for the second quarter of fiscal 2019 and increased to $38.3 million for the first semester of fiscal 2020 compared to $14.5 million for the first semester of fiscal 2019.
The increase in both the effective tax rate and the provision for income taxes for the three and six months ended July 31, 2019, as compared to the prior year is primarily due to a $12.8 million income tax benefit that was recognized during the three and six months ended July 31, 2018. The income tax benefit was due to the Company's finalization of the geographic allocation of the purchase price for the acquisition of TS for tax reporting purposes as part of a settlement agreement with Avnet, which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. Additionally, the increase in the absolute dollar value of the provision for income taxes for both the three and six months ended July 31, 2019 as compared to the prior year is due to an increase in taxable earnings.
NOTE 7 — STOCK-BASED COMPENSATION
For the six months ended July 31, 2019 and 2018, the Company recorded $16.4 million and $15.6 million, respectively, of stock-based compensation expense.
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 1.7 million shares remain available for future grant at July 31, 2019. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one year and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the six months ended July 31, 2019 is as follows:

Shares
Nonvested at January 31, 2019	649,122
Granted	227,543
Vested	(257,325)
Canceled	(23,628)
Nonvested at July 31, 2019	595,712

Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement for nonvested awards, for the six months ended July 31, 2019 is as follows:

Shares
Nonvested at January 31, 2019	293,216
Granted	108,771
Vested	(16,996)
Canceled	(15,606)
Nonvested at July 31, 2019	369,385

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

		July 31, 2019			January 31, 2019
		Fair value measurement category			Fair value measurement category
	Balance sheet location	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Net investment hedges:
Foreign currency forward contracts	Prepaid expenses and other assets		$254			$—
Foreign currency forward contracts	Other assets, net		5,628			—
Cash flow hedges:
Cross-currency swap	Prepaid expenses and other assets		137			—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		5,214			3,830

LIABILITIES
Net investment hedges:
Foreign currency forward contracts	Other long-term liabilities		$5,919			$—
Cash flow hedges:
Cross-currency swap	Accrued expenses and other liabilities		143			—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		3,237			6,641

The Company's derivative instruments are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period (see Note 9 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $42.7 million and $42.6 million, respectively, at July 31, 2019 and $39.2 million and $39.1 million, respectively, at January 31, 2019.
The carrying value of the 2017 Senior Notes discussed in Note 5 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $1.03 billion and $988 million, respectively, at July 31, 2019 and January 31, 2019 and the carrying value was $993.6 million and $992.8 million, respectively, at July 31, 2019 and January 31, 2019. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and under the 2016 Term Loan Credit Agreement approximate fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

NOTE 9 — DERIVATIVE INSTRUMENTS
In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company's foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts and a cross-currency swap.
Net Investment Hedges
The Company has entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the Consolidated Statement of Income under a systematic and rational method over the life of the hedging instrument.

The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity as of July 31, 2019 are as follows:

Fiscal Year:	Notional Value
(in millions)
2020	$10.8
2021	21.6
2022	21.6
2023	267.0
2024	12.4
Thereafter	293.4
Total	$626.8

The following tables present the effects of the Company's net investment hedges on accumulated other comprehensive income ("AOCI") and earnings for the three and six months ended July 31, 2019:

	Three months ended July 31, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$(5,938)	$—	$3,089	Interest expense

	Six months ended July 31, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$(3,442)	$—	$3,405	Interest expense

The Company had no net investment hedges outstanding during the three and six months ended July 31, 2018.
Cash Flow Hedges
The Company has entered into a cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt which is designated as a cash flow hedge. The notional value of this swap was $4.5 million at July 31, 2019 and the swap has a maturity date of February 2020. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of other comprehensive income (loss). These gains and losses are subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item.

The following tables present the effects of the Company's cash flow hedges on AOCI and earnings for the three and six months ended July 31, 2019:

	Three months ended July 31, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$720	$168	Interest expense
		283	Other expense, net
Total	$720	$451

	Six months ended July 31, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$145	$288	Interest expense
		(201)	Other expense, net
Total	$145	$87

The Company had no cash flow hedges outstanding during the three and six months ended July 31, 2018.
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
The Company recognizes foreign currency exchange gains and losses on its derivative instruments not designated as hedges that are used to manage its exposures to foreign currency denominated accounts receivable and accounts payable as a component of “cost of products sold” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged accounts receivable or accounts payable. The Company recognizes foreign currency exchange gains and losses on its derivative instruments not designated as hedges that are used to manage its exposures to foreign currency denominated financing transactions as a component of “other expense, net,” which is consistent with the classification of the change in fair value upon remeasurement of the underlying hedged loans. The gains and losses on the Company's foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities.
The total amount of gains (losses) recognized in earnings on the Company's derivatives not designated as hedges for the three and six months ended July 31, 2019 and 2018 are as follows:

		Gains (losses) recognized in earnings
		Three months ended July 31,		Six months ended July 31,
Derivatives not designated as hedges	Income statement location	2019	2018	2019	2018
(in millions)
Foreign currency forward contracts	Cost of products sold	$2.1	$5.4	$3.0	$12.0
Foreign currency forward contracts	Other expense, net	(3.1)	(4.1)	(3.3)	(11.4)
Total		$(1.0)	$1.3	$(0.3)	$0.6

The Company's average notional amounts of derivatives not designated as hedges outstanding during the three months ended July 31, 2019 and 2018 were approximately $1.2 billion and $1.3 billion, respectively, with average maturities of 26 days and 28 days, respectively. The Company's average notional amounts of derivatives not designated as hedges outstanding during the six months ended July 31, 2019 and 2018 were approximately $1.2 billion and $1.4 billion, respectively, with average maturities of 25 days and 29 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on these derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s derivatives are also discussed in Note 8 – Fair Value Measurements.

NOTE 10 — SHAREHOLDERS' EQUITY
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
The Company’s common share issuance activity for the six months ended July 31, 2019 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2019	22,305,464	$46.53
Shares of treasury stock repurchased under share repurchase program	1,179,176	99.81
Shares of treasury stock reissued for equity incentive plans	(196,220)
Treasury stock balance at July 31, 2019	23,288,420	$49.22

As of July 31, 2019, the Company had $75.3 million available for future repurchases of its common stock under the authorized share repurchase program. In August 2019, the Company's Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company's common stock.
Accumulated Other Comprehensive Income
The following tables summarize the change in the components of AOCI for the three and six months ended July 31, 2019 and 2018:

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at April 30, 2019	$3,263	$(211)	$3,052
Other comprehensive income (loss) before reclassification	(31,822)	720	(31,102)
Reclassification of (gain) loss from AOCI into income	—	(451)	(451)
Balance at July 31, 2019	$(28,559)	$58	$(28,501)

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at April 30, 2018	$200,040	$—	$200,040
Other comprehensive income (loss) before reclassification	(96,982)	—	(96,982)
Reclassification of (gain) loss from AOCI into income	(5,073)	—	(5,073)
Balance at July 31, 2018	$97,985	$—	$97,985

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2019	$43,786	$—	$43,786
Other comprehensive income (loss) before reclassification	(72,345)	145	(72,200)
Reclassification of (gain) loss from AOCI into income	—	(87)	(87)
Balance at July 31, 2019	$(28,559)	$58	$(28,501)

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2018	$288,292	$—	$288,292
Other comprehensive income (loss) before reclassification	(185,234)	—	(185,234)
Reclassification of (gain) loss from AOCI into income	(5,073)	—	(5,073)
Balance at July 31, 2018	$97,985	$—	$97,985

NOTE 11 — LEASES
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
The following table presents the contractual maturities of the Company's operating lease liabilities as of July 31, 2019:

Fiscal year:
(in thousands)
2020 (remaining 6 months)	$33,408
2021	63,070
2022	41,811
2023	30,247
2024	22,390
Thereafter	35,788
Total payments	$226,714
Less amount of lease payments representing interest	(25,834)
Total present value of lease payments	$200,880

Rental expense for all operating leases totaled $21.8 million and $43.4 million during the three and six months ended July 31, 2019. These costs primarily relate to fixed costs for long-term operating leases, but also include immaterial amounts for variable lease costs and short-term operating leases.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of July 31, 2019:

Operating leases	Balance sheet location	July 31, 2019
(in thousands)
Operating lease right-of-use assets	Other assets, net	$201,782
Current operating lease liabilities	Accrued expenses and other liabilities	64,361
Non-current operating lease liabilities	Other long-term liabilities	136,519

Supplemental cash flow information related to the Company's operating leases is as follows:

Cash flow information	Six months ended July 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$35,067
Non-cash right-of-use assets obtained in exchange for lease liabilities:	18,036

The weighted-average remaining lease term and discount rate were as follows as of July 31, 2019:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	4.8%

NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
Contingencies
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $20.2 million at July 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
In June 2013, the Company was subject to a document seizure by the French Autorité de la Concurrence ("Competition Authority") following allegations of anticompetitive distribution practices in the French market for the products of one of the Company's suppliers. In October 2018, the Competition Authority delivered a notification des griefs (statement of objections) to the Company, stating that the Competition Authority is pursuing charges against the Company in this matter. In July 2019, the Competition Authority delivered a rapport (report), which is a further step towards proposing charges in this matter. The Competition Authority has taken similar action against the Company's supplier and another of its distributors. The administrative proceedings could result in the imposition of a fine against the Company, which could be material in amount. If a fine is imposed, the Company would be entitled to appeal the administrative determination to the French courts, although the Company would be required to pay the fine before doing so. At this time, the Company cannot assess the likelihood that these proceedings will be finally resolved against Tech Data, and the Company cannot reasonably estimate the amount of fine that may be imposed.
The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 13 — SEGMENT INFORMATION
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
Financial information by geographic segment is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Net sales:
Americas (1)	$4,316,731	$4,043,331	$8,105,929	$7,661,537
Europe	4,439,627	4,549,127	8,749,127	9,210,829
Asia-Pacific	335,886	293,643	643,612	562,054
Total	$9,092,244	$8,886,101	$17,498,668	$17,434,420

Operating income:
Americas (2), (3)	$93,085	$87,930	$161,718	$149,272
Europe (4), (5)	37,649	29,085	74,069	46,403
Asia-Pacific	2,068	1,318	2,944	741
Stock-based compensation expense	(8,055)	(7,968)	(16,360)	(15,555)
Total	$124,747	$110,365	$222,371	$180,861

Depreciation and amortization:
Americas	$23,790	$23,591	$47,439	$46,850
Europe	12,021	14,016	23,531	29,007
Asia-Pacific	1,691	2,311	3,789	4,542
Total	$37,502	$39,918	$74,759	$80,399

Capital expenditures:
Americas	$10,526	$8,233	$18,798	$12,612
Europe	6,658	5,362	12,785	9,079
Asia-Pacific	1,047	673	1,927	1,032
Total	$18,231	$14,268	$33,510	$22,723

As of:	July 31, 2019	January 31, 2019
Identifiable assets:
Americas	$5,569,530	$5,402,316
Europe	5,870,713	6,970,822
Asia-Pacific	614,812	613,414
Total	$12,055,055	$12,986,552

Long-lived assets:
Americas (1)	$216,638	$217,863
Europe	51,310	52,162
Asia-Pacific	5,180	4,892
Total	$273,128	$274,917

Goodwill & acquisition-related intangible assets, net:
Americas	$1,057,818	$1,083,699
Europe	542,938	575,776
Asia-Pacific	57,014	60,154
Total	$1,657,770	$1,719,629

(1)
Net sales in the United States represented 91% of the total Americas' net sales for both the three months ended July 31, 2019 and 2018, and 90% and 89%, respectively, of the total Americas' net sales for the six months ended July 31, 2019 and 2018. Total long-lived assets in the United States represented 96% of the Americas' total long-lived assets at both July 31, 2019 and January 31, 2019.

(2)
Operating income in the Americas for the three months ended July 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $1.3 million and $(0.9) million, respectively. Operating income in the Americas for the six months ended July 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $4.3 million and $13.1 million, respectively (see further discussion in Note 3 – Acquisition, Integration and Restructuring Expenses).

(3)
Operating income in the Americas includes a gain related to legal settlements and other, net, of $5.2 million for the three months ended July 31, 2018. Operating income in the Americas includes a gain related to legal settlements and other, net, of $0.3 million and $8.2 million for the six months ended July 31, 2019 and 2018, respectively (see further discussion in Note 1 - Business and Summary of Significant Accounting Policies).

(4)
Operating income in Europe for the three months ended July 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $3.2 million and $13.3 million, respectively. Operating income in Europe for the six months ended July 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $6.3 million and $31.3 million, respectively.

(5)
Operating income in Europe for the three and six months ended July 31, 2018 includes a gain on disposal of a subsidiary of $6.7 million (see further discussion in Note 4 – Gain on Disposal of Subsidiary).

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

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, tax indemnifications, value added tax assessments and related interest expense, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, tax indemnifications, value added tax assessments and related interest expense, the income tax effects of these adjustments and the reversal of deferred tax valuation allowances.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	93.82	94.07	93.88	93.98
Gross profit	6.18	5.93	6.12	6.02
Operating expenses:
Selling, general and administrative expenses	4.75	4.67	4.79	4.80
Acquisition, integration and restructuring expenses	0.06	0.15	0.06	0.27
Legal settlements and other, net	—	(0.06)	—	(0.05)
Gain on disposal of subsidiary	—	(0.07)	—	(0.04)
	4.81	4.69	4.85	4.98
Operating income	1.37	1.24	1.27	1.04
Interest expense	0.23	0.31	0.27	0.31
Other expense, net	0.03	0.01	0.01	0.02
Income before income taxes	1.11	0.92	0.99	0.71
Provision for income taxes	0.24	0.07	0.22	0.08
Net income	0.87%	0.85%	0.77%	0.63%

NET SALES

QUARTERLY RESULTS

The following table summarizes our net sales and change in net sales by geographic region for the three months ended July 31, 2019 and 2018:

	Three months ended July 31,		Change
	2019	2018	$	%
(in millions)
Consolidated net sales, as reported	$9,092	$8,886	$206	2.3%
Impact of changes in foreign currencies	220	—	220
Consolidated net sales, as adjusted	$9,312	$8,886	$426	4.8%

Americas net sales, as reported	$4,317	$4,043	$274	6.8%
Impact of changes in foreign currencies	13	—	13
Americas net sales, as adjusted	$4,330	$4,043	$287	7.1%

Europe net sales, as reported	$4,439	$4,549	$(110)	(2.4)%
Impact of changes in foreign currencies	200	—	200
Europe net sales, as adjusted	$4,639	$4,549	$90	2.0%

Asia-Pacific net sales, as reported	$336	$294	$42	14.3%
Impact of changes in foreign currencies	7	—	7
Asia-Pacific net sales, as adjusted	$343	$294	$49	16.7%

QUARTERLY COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $287 million is primarily due to growth in software, data center products and personal computer systems.
EUROPE

•
The increase in Europe net sales, as adjusted, of $90 million is primarily due to growth in software, data center products and personal computer systems. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $49 million is primarily due to growth in data center products and software.

YEAR TO DATE RESULTS

The following table summarizes our net sales and change in net sales by geographic region for the six months ended July 31, 2019 and 2018:

	Six months ended July 31,		Change
	2019	2018	$	%
(in millions)
Consolidated net sales, as reported	$17,499	$17,434	$65	0.4%
Impact of changes in foreign currencies	636	—	636
Consolidated net sales, as adjusted	$18,135	$17,434	$701	4.0%

Americas net sales, as reported	$8,106	$7,661	$445	5.8%
Impact of changes in foreign currencies	41	—	41
Americas net sales, as adjusted	$8,147	$7,661	$486	6.3%

Europe net sales, as reported	$8,749	$9,211	$(462)	(5.0)%
Impact of changes in foreign currencies	576	—	576
Europe net sales, as adjusted	$9,325	$9,211	$114	1.2%

Asia-Pacific net sales, as reported	$644	$562	$82	14.6%
Impact of changes in foreign currencies	19	—	19
Asia-Pacific net sales, as adjusted	$663	$562	$101	18.0%

YEAR TO DATE COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $486 million is primarily due to growth in software, data center products and personal computer systems.
EUROPE

•
The increase in Europe net sales, as adjusted, of $114 million is primarily due to growth in software, data center and mobility products. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $101 million is primarily due to growth in data center products and software.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Apple, Inc.	14%	14%	13%	14%
Cisco Systems, Inc.	12%	11%	11%	11%
HP Inc.	11%	12%	11%	12%
There were no customers that exceeded 10% of our consolidated net sales for the three and six months ended July 31, 2019 and 2018.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three and six months ended July 31, 2019 and 2018:

QUARTERLY RESULTS

	Three months ended July 31,		Change
	2019	2018	$	%
(in millions)
Gross profit, as reported	$561.7	$527.0	$34.7	6.6%
Impact of changes in foreign currencies	13.0	—	13.0
Gross profit, as adjusted	$574.7	$527.0	$47.7	9.1%

YEAR TO DATE RESULTS

	Six months ended July 31,		Change
	2019	2018	$	%
(in millions)
Gross profit, as reported	$1,071.0	$1,050.1	$20.9	2.0%
Impact of changes in foreign currencies	37.3	—	37.3
Gross profit, as adjusted	$1,108.3	$1,050.1	$58.2	5.5%

The quarter and year to date increase in gross profit, as adjusted, of $47.7 million and $58.2 million, respectively, is primarily due to an increase in net sales volume. The quarter and year to date increase in gross profit as a percentage of net sales, as reported, of 25 basis points and 10 basis points, respectively, is primarily due to the mix of products sold.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses for the three and six months ended July 31, 2019 and 2018:

	Three months ended July 31,		Change
	2019	2018	$	%
(in millions)
SG&A, as reported	$431.7	$415.3	$16.4	3.9%
Impact of changes in foreign currencies	11.2	—	11.2
SG&A, as adjusted	$442.9	$415.3	$27.6	6.6%

SG&A as a percentage of net sales, as reported	4.75%	4.67%		8 bps

	Six months ended July 31,		Change
	2019	2018	$	%
(in millions)
SG&A, as reported	$837.5	$837.7	$(0.2)	—%
Impact of changes in foreign currencies	31.7	—	31.7
SG&A, as adjusted	$869.2	$837.7	$31.5	3.8%

SG&A as a percentage of net sales, as reported	4.79%	4.80%		(1) bps
The quarter and year to date increase in SG&A, as adjusted of $27.6 million and $31.5 million, respectively, is primarily due to increased investments in our strategic priorities and increased credit costs, partially offset by savings from our Global Business Optimization Program. The quarter to date increase in SG&A as a percentage of net sales of 8 basis points is primarily due to increased investments in our strategic priorities and increased credit costs, partially offset by greater operating leverage from our increased sales and savings from our Global Business Optimization Program.
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS"), as well as restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisition of TS
On February 27, 2017, we acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of our common stock. Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other (income) costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other (income) costs includes a gain of $9.6 million related to the final working capital adjustment for the acquisition of TS as part of a settlement agreement with Avnet, as well as payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS.
We incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the three and six months ended July 31, 2019 and do not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three and six months ended July 31, 2018 related to the acquisition of TS are comprised of the following:

	Three months ended July 31,	Six months ended July 31,
	2018	2018
(in millions)
Restructuring costs	$3.8	$14.6
IT related costs	1.2	8.5
Professional services	0.8	4.4
Transaction related costs	0.3	1.2
Other (income) costs	(5.5)	(0.5)
Total	$0.6	$28.2

Global Business Optimization Program
In fiscal 2019, our Board of Directors approved the Global Business Optimization Program (the “GBO Program”) to increase investment in our strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, we expect to incur cash charges of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. It is anticipated that the majority of these charges will be incurred prior to the end of the current fiscal year. The cash charges primarily consist of severance costs, and also include professional services and other costs. The GBO Program is expected to result in annual cost savings of $70 million to $80 million by the end of fiscal 2021, of which approximately half is expected to be reinvested to accelerate our strategic priorities.
Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended July 31,		Six months ended July 31,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
(in thousands)
Severance costs	$3.2	$5.6	$7.3	$8.9	$33.8
Professional services and other costs	2.0	7.1	4.1	9.4	20.2
Total	$5.2	$12.7	$11.4	$18.3	$54.0
Restructuring expenses related to the GBO Program by segment are as follows:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in thousands)
Americas	$1.3	$6.5	$4.2	$7.3
Europe	3.3	6.1	6.3	10.9
Asia-Pacific	0.6	0.1	0.9	0.1
Total	$5.2	$12.7	$11.4	$18.3
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
GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, we executed an agreement to sell certain of our operations in Ireland for a total sales price of approximately $15.3 million. We recorded a gain on sale of $6.7 million, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with our investment in this foreign entity. The operating results of this entity during the three and six months ended July 31, 2018 were insignificant relative to the consolidated financial results.

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended July 31, 2019 and 2018:

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in millions)
Operating income	$124.7	$110.4	$222.4	$180.9
Acquisition, integration and restructuring expenses	5.2	13.3	11.4	46.5
Legal settlements and other, net	—	(5.2)	(0.3)	(8.2)
Acquisition-related intangible assets amortization expense	21.2	22.7	42.1	46.0
Gain on disposal of subsidiary	—	(6.7)	—	(6.7)
Tax indemnifications	0.3	0.5	0.6	0.5
Non-GAAP operating income	$151.4	$135.0	$276.2	$259.0

CONSOLIDATED COMMENTARY

•
The quarter to date increases in GAAP operating income of $14.3 million and non-GAAP operating income of $16.4 million are primarily due to an increase in net sales volume coupled with an improvement in gross margin, partially offset by increased investments in our strategic priorities and increased credit costs.

•
The year to date increase in GAAP operating income of $41.5 million is primarily due to a reduction in acquisition, integration and restructuring expenses and an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by increased investments in our strategic priorities, increased credit costs and the net unfavorable impact of changes in foreign currencies.

•
The year to date increase in non-GAAP operating income of $17.2 million is primarily due to an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by increased investments in our strategic priorities, increased credit costs and the net unfavorable impact of changes in foreign currencies.

AMERICAS

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in millions)
Operating income - Americas	$93.1	$87.9	$161.7	$149.3
Acquisition, integration and restructuring expenses	1.3	(0.9)	4.2	13.1
Legal settlements and other, net	—	(5.2)	(0.3)	(8.2)
Acquisition-related intangible assets amortization expense	13.5	13.6	27.0	27.2
Non-GAAP operating income - Americas	$107.9	$95.4	$192.6	$181.4

AMERICAS COMMENTARY

•
The quarter to date increase in GAAP operating income of $5.2 million is primarily due to an increase in net sales volume, partially offset by lower gains from legal settlements and increased investments in our strategic priorities.

•
The year to date increase in GAAP operating income of $12.4 million is primarily due to an increase in net sales volume and a reduction in acquisition, integration and restructuring expenses, partially offset by lower gains from legal settlements and increased investments in our strategic priorities.

•
The quarter and year to date increase in non-GAAP operating income of $12.5 million and $11.2 million, respectively, is primarily due to an increase in net sales volume, partially offset by increased investments in our strategic priorities.

EUROPE

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in millions)
Operating income - Europe	$37.6	$29.1	$74.1	$46.4
Acquisition, integration and restructuring expenses	3.3	13.3	6.3	31.3
Acquisition-related intangible assets amortization expense	6.4	7.7	12.5	16.1
Gain on disposal of subsidiary	—	(6.7)	—	(6.7)
Tax indemnifications	—	0.9	—	0.9
Non-GAAP operating income - Europe	$47.3	$44.3	$92.9	$88.0

EUROPE COMMENTARY

•
The quarter to date increase in GAAP operating income of $8.5 million is primarily due to a reduction in acquisition, integration and restructuring expenses and an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by a prior year gain on disposal of a subsidiary and increased credit costs.

•
The year to date increase in GAAP operating income of $27.7 million is primarily due to a reduction in acquisition, integration and restructuring expenses and an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by a prior year gain on disposal of a subsidiary and the net unfavorable impact of changes in foreign currencies.

•
The quarter to date increase in non-GAAP operating income of $3.0 million is primarily due to an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by increased credit costs. The year to date increase in non-GAAP operating income of $4.9 million is primarily due to an increase in net sales volume, excluding the impact of changes in foreign currencies, partially offset by the net unfavorable impact of changes in foreign currencies.

ASIA-PACIFIC

QUARTERLY RESULTS

	Three months ended July 31,
	2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$2.1	0.62%	$1.4	0.45%
Acquisition, integration and restructuring expenses	0.6		0.1
Acquisition-related intangible assets amortization expense	1.3		1.4
Tax indemnifications	0.3		(0.4)
Non-GAAP operating income - Asia-Pacific	$4.3	1.28%	$2.5	0.86%

YEAR TO DATE RESULTS

	Six months ended July 31,
	2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$2.9	0.46%	$0.8	0.13%
Acquisition, integration and restructuring expenses	0.9		0.5
Acquisition-related intangible assets amortization expense	2.7		2.7
Tax indemnifications	0.6		(0.4)
Non-GAAP operating income - Asia-Pacific	$7.1	1.10%	$3.6	0.64%

ASIA-PACIFIC COMMENTARY

•	The quarter and year to date increases in both GAAP operating income and non-GAAP operating income are primarily due to an increase in net sales volume.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore we report stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
(in millions)
Americas	$93.1	$87.9	$161.7	$149.3
Europe	37.6	29.1	74.1	46.4
Asia-Pacific	2.1	1.4	2.9	0.8
Stock-based compensation expense	(8.1)	(8.0)	(16.3)	(15.6)
Operating income	$124.7	$110.4	$222.4	$180.9

INTEREST EXPENSE
Interest expense decreased by $7.1 million to $21.0 million in the second quarter of fiscal 2020 compared to $28.1 million in the second quarter of fiscal 2019. On a year to date basis, interest expense decreased by $6.8 million to $47.2 million in the first semester of fiscal 2020 compared to $54.0 million in the first semester of fiscal 2019. The decrease on both a quarter and year to date basis is primarily due to a benefit in interest expense of approximately $3 million related to our net investment hedges (see further discussion in Note 9 of Notes to Consolidated Financial Statements), a benefit of approximately $2 million for the recovery of letter of credit fees and lower amounts outstanding on the 2016 Term Loan Credit Agreement.

OTHER EXPENSE, NET
Other expense, net, consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. Other expense, net, increased to $2.9 million in the second quarter of fiscal 2020 compared to $0.9 million in the second quarter of the prior year, primarily due to lower gains on the investments contained within life insurance policies of $1.2 million. On a year to date basis, other expense, net decreased to $2.2 million in the first six months of fiscal 2020 compared to $2.8 million in the same period of the prior fiscal year. The year to date decrease in other expense, net, is primarily due to higher gains on the investments contained within life insurance policies of $3.3 million, partially offset by higher discounts on the sale of accounts receivables of $1.4 million. The gains on investments are substantially offset in our payroll costs, which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three and six months ended July 31, 2019 and 2018:

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Effective tax rate	21.4%	6.8%	22.1%	11.7%
The increase in both the effective tax rate and the provision for income taxes for the three and six months ended July 31, 2019, as compared to the prior year, is primarily due to a $12.8 million income tax benefit that was recognized during the three and six months ended July 31, 2018. The income tax benefit was due to our finalization of the geographic allocation of the purchase price for the acquisition of TS for tax reporting purposes as part of a settlement agreement with Avnet, which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. Additionally, the increase in the absolute dollar value of the provision for income taxes for both the three and six months ended July 31, 2019 as compared to the prior year is due to an increase in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended July 31, 2019 and 2018 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended July 31:	2019	2018	2019	2018
(in millions, except per share data)
GAAP results	$79.3	$75.9	$2.16	$1.97
Acquisition, integration and restructuring expenses	5.2	13.3	0.14	0.34
Legal settlements and other, net	—	(5.2)	—	(0.13)
Acquisition-related intangible assets amortization expense	21.2	22.7	0.58	0.59
Gain on disposal of subsidiary	—	(6.7)	—	(0.17)
Tax indemnifications	0.3	0.5	0.01	0.01
Income tax effect of tax indemnifications	(0.3)	(0.5)	(0.01)	(0.01)
Income tax effect of other adjustments above	(7.1)	(9.5)	(0.19)	(0.25)
Income tax benefit from acquisition settlement	—	(12.8)	—	(0.34)
Non-GAAP results	$98.6	$77.7	$2.69	$2.01

YEAR TO DATE RESULTS

The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the six months ended July 31, 2019 and 2018 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Six months ended July 31:	2019	2018	2019	2018
(in millions, except per share data)
GAAP results	$134.7	$109.6	$3.64	$2.84
Acquisition, integration and restructuring expenses	11.4	46.5	0.31	1.21
Legal settlements and other, net	(0.3)	(8.2)	(0.01)	(0.21)
Acquisition-related intangible assets amortization expense	42.1	46.0	1.14	1.19
Gain on disposal of subsidiary	—	(6.7)	—	(0.17)
Tax indemnifications	0.6	0.5	0.02	0.01
Value added tax assessment and related interest expense	—	(0.9)	—	(0.02)
Income tax effect of tax indemnifications	(0.6)	(0.5)	(0.02)	(0.01)
Income tax effect of other adjustments above	(13.4)	(22.4)	(0.36)	(0.58)
Income tax benefit from acquisition settlement	—	(12.8)	—	(0.34)
Reversal of deferred tax valuation allowances	—	(2.6)	—	(0.07)
Non-GAAP results	$174.5	$148.5	$4.72	$3.85

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Six months ended July 31:	2019	2018
(in millions)
Net cash provided by (used in):
Operating activities	$102.8	$(5.5)
Investing activities	(33.4)	(15.5)
Financing activities	(117.3)	(120.3)
Effect of exchange rate changes on cash and cash equivalents	(13.0)	(21.5)
Net decrease in cash and cash equivalents	$(60.9)	$(162.8)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). The following tables present the components of our cash conversion cycle, in days, as of July 31, 2019 and 2018, and January 31, 2019 and 2018:

As of:	July 31, 2019	January 31, 2019	As of:	July 31, 2018	January 31, 2018
DSO	54	54	DSO	53	55
DOS	33	31	DOS	33	29
DPO	(69)	(70)	DPO	(68)	(68)
Net cash days	18	15	Net cash days	18	16

The net increase in cash provided by operating activities of $108.3 million is primarily due to the impact of changes in working capital and higher earnings.

The increase in cash used in investing activities of $17.9 million is primarily due to increased capital expenditures of $10.8 million and$9.0 million of net proceeds received in the prior year from the sale of certain operations in Ireland. The decrease in cash used in financing activities of $3.0 million is primarily due to the prior year repayment of $100 million of borrowings under the 2016 Term Loan Credit Agreement and an increase in borrowings on revolving credit loans of $28.5 million, partially offset by $117.7 million paid to repurchase common stock under our share repurchase program.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 33% at July 31, 2019. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities and our ability to issue debt or equity, if necessary, will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At July 31, 2019, we had approximately $738.3 million in cash and cash equivalents, of which approximately $530.2 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. We plan to continue reinvesting future foreign earnings indefinitely outside the U.S. Any future remittances of foreign cash could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

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

Other credit facilities

We have a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at July 31, 2019 and January 31, 2019.

We entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. We paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on our debt rating. We had $300 million outstanding under the 2016 Term Loan Credit Agreement at both July 31, 2019 and January 31, 2019. On August 2, 2019, we entered into a term loan credit agreement (the “2019 Term Loan Credit Agreement”), the proceeds of which were used to repay in full the amounts outstanding under our 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.7 billion at July 31, 2019 and January 31, 2019, respectively. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. We pay interest on advances under the Receivables Securitization Program at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at July 31, 2019 and January 31, 2019.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $433.2 million at July 31, 2019 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $123.8 million outstanding on these facilities at July 31, 2019, at a weighted average interest rate of 8.08%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.

At July 31, 2019, we had also issued standby letters of credit of $23.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At July 31, 2019, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At July 31, 2019 and January 31, 2019, we had a total of $938 million and $1.1 billion, respectively, of outstanding accounts receivable sold to and held by financial institutions under these agreements. During the three months ended July 31, 2019 and 2018, discount fees recorded under these facilities were $4.0 million and $3.7 million, respectively, and during the six months ended July 31, 2019 and 2018, discount fees recorded under these facilities were $7.7 million and $6.3 million, respectively. These discount fees are included as a component of "other expense, net" in our Consolidated Statement of Income.

Share Repurchase Program
In October 2018, our Board of Directors authorized a share repurchase program for up to $200.0 million of our common stock. In February 2019, the Board of Directors approved a $100.0 million increase to the program resulting in a total share repurchase authorization of $300.0 million. In conjunction with our share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

We repurchased 1,179,176 shares of our common stock at a cost of $117.7 million during the six months ended July 31, 2019. As of July 31, 2019, we had $75.3 million available for future repurchases of our common stock under the authorized share repurchase program. In August 2019, our Board of Directors authorized the repurchase of up to an additional $200.0 million of our common stock.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of July 31, 2019. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $20.2 million at July 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
In June 2013, we were subject to a document seizure by the French Autorité de la Concurrence (“Competition Authority”) following allegations of anticompetitive distribution practices in the French market for the products of one of our suppliers. In October 2018, the Competition Authority delivered a notification des griefs (statement of objections) to the Company, stating that the Competition Authority is pursuing charges against the Company in this matter. In July 2019, the Competition Authority delivered a rapport (report), which is a further step towards proposing charges in this matter. The Competition Authority has taken similar action against our supplier and another of its distributors. The administrative proceedings could result in the imposition of a fine against us, which could be material in amount. If a fine is imposed, we would be entitled to appeal the administrative determination to the French courts, although we would be required to pay the fine before doing so. At this time, we cannot assess the likelihood that these proceedings will be finally resolved against us, and we cannot reasonably estimate the amount of fine that may be imposed.
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

We have inventory that could lose value due to risks and uncertainties associated with the impact of trade discussions between the United States and China, and related U.S. security risks and export controls

We are subject to risks and uncertainties associated with the impact of trade discussions between the United States and China and related U.S. security risks and export controls. On May 15, 2019, the President of the United States issued an Executive Order that authorized export controls on Chinese entities determined to be a U.S. security threat. At the same time, the U.S. Commerce Dept. placed certain Chinese companies and their subsidiaries on the U.S. Entity List requiring U.S. companies to obtain export licensing approval before providing certain technology. We hold inventory of products impacted by the recent government action and there is uncertainty relating to the disposition of this inventory due to restrictions that would prevent purchasers from updating software on the products in the future. As of July 31, 2019, these products represent approximately 2% of our worldwide inventory. While we continue to take steps to mitigate our exposure to this developing situation, if the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record losses associated with the inventory.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended July 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
May 1 - May 31, 2019	299,555	$97.42	299,555	$128,111,756
June 1 - June 30, 2019	294,409	97.46	294,409	99,419,120
July 1 - July 31, 2019	239,285	100.87	239,285	75,282,699
Total	833,249	$98.42	833,249

In August 2019, the Company's Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company's common stock.

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

(a)	Exhibits

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	Tech Data Corporation Change in Control Severance Policy as adopted by the Board of Directors on June 5, 2019

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(3),(4)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of July 31, 2019 and January 31, 2019; (ii) Consolidated Statement of Income for the three and six months ended July 31, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended July 31, 2019 and 2018; (iv) Consolidated Statement of Shareholders' Equity for the three and six months ended July 31, 2019 and 2018 (v) Consolidated Statement of Cash Flows for the six months ended July 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, detail tagged.

104(3)	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	September 5, 2019
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	September 5, 2019
Charles V. Dannewitz