Form 10-Q
period 2019-10-31
TECH DATA CORP
filed 2019-12-04
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2019
Common stock, par value $.0015 per share	35,422,796

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three and Nine Months Ended October 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	October 31, 2019	January 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$964,146	$799,123
Accounts receivable, net	5,768,940	6,241,740
Inventories	3,145,381	3,297,385
Prepaid expenses and other assets	341,075	354,601
Total current assets	10,219,542	10,692,849
Property and equipment, net	275,013	274,917
Goodwill	888,165	892,990
Intangible assets, net	884,560	950,858
Other assets, net	427,456	174,938
Total assets	$12,694,736	$12,986,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,963,941	$7,496,466
Accrued expenses and other liabilities	1,030,457	1,000,126
Revolving credit loans and current maturities of long-term debt, net	123,271	110,368
Total current liabilities	8,117,669	8,606,960
Long-term debt, less current maturities	1,294,186	1,300,554
Other long-term liabilities	314,596	142,315
Total liabilities	9,726,451	10,049,829
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at October 31, 2019 and January 31, 2019	89	89
Additional paid-in capital	846,636	844,206
Treasury stock, at cost (23,798,037 and 22,305,464 shares at October 31, 2019 and January 31, 2019)	(1,195,148)	(1,037,872)
Retained earnings	3,311,934	3,086,514
Accumulated other comprehensive income	4,774	43,786
Total shareholders' equity	2,968,285	2,936,723
Total liabilities and shareholders' equity	$12,694,736	$12,986,552
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Net sales	$9,118,944	$9,340,029	$26,617,612	$26,774,449
Cost of products sold	8,558,557	8,783,425	24,986,196	25,167,698
Gross profit	560,387	556,604	1,631,416	1,606,751
Operating expenses:
Selling, general and administrative expenses	415,242	396,675	1,252,752	1,234,355
Acquisition, integration and restructuring expenses	4,647	20,277	16,077	66,799
Legal settlements and other, net	—	(7,207)	(282)	(15,406)
Gain on disposal of subsidiary	(1,390)	(29)	(1,390)	(6,746)
	418,499	409,716	1,267,157	1,279,002
Operating income	141,888	146,888	364,259	327,749
Interest expense	21,033	25,405	68,276	79,380
Other expense, net	4,348	4,961	6,551	7,779
Income before income taxes	116,507	116,522	289,432	240,590
Provision for income taxes	25,737	2,306	64,012	16,809
Net income	$90,770	$114,216	$225,420	$223,781
Earnings per share:
Basic	$2.54	$2.98	$6.19	$5.83
Diluted	$2.52	$2.96	$6.15	$5.80
Weighted average common shares outstanding:
Basic	35,720	38,358	36,395	38,357
Diluted	35,968	38,526	36,630	38,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Net income	$90,770	$114,216	$225,420	$223,781
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	33,255	(91,430)	(39,090)	(281,737)
Unrealized gain on cash flow hedges, net of tax	20	—	78	—
Other comprehensive income (loss)	33,275	(91,430)	(39,012)	(281,737)
Total comprehensive income (loss)	$124,045	$22,786	$186,408	$(57,956)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2019	59,246	$89	$844,206	$(1,037,872)	$3,086,514	$43,786	$2,936,723
Repurchases of common stock	—	—	—	(35,681)	—	—	(35,681)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(16,003)	7,896	—	—	(8,107)
Stock-based compensation expense	—	—	8,305	—	—	—	8,305
Total other comprehensive loss	—	—	—	—	—	(40,734)	(40,734)
Net income	—	—	—	—	55,400	—	55,400
Balance at April 30, 2019	59,246	89	836,508	(1,065,657)	3,141,914	3,052	2,915,906
Repurchases of common stock	—	—	—	(82,011)	—	—	(82,011)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(1,404)	1,379	—	—	(25)
Stock-based compensation expense	—	—	8,055	—	—	—	8,055
Total other comprehensive loss	—	—	—	—	—	(31,553)	(31,553)
Net income	—	—	—	—	79,250	—	79,250
Balance at July 31, 2019	59,246	89	843,159	(1,146,289)	3,221,164	(28,501)	2,889,622
Repurchases of common stock	—	—	—	(49,300)	—	—	(49,300)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(196)	441	—	—	245
Stock-based compensation expense	—	—	7,347	—	—	—	7,347
Purchase of noncontrolling interest	—	—	(3,674)	—	—	—	(3,674)
Total other comprehensive income	—	—	—	—	—	33,275	33,275
Net income	—	—	—	—	90,770	—	90,770
Balance at October 31, 2019	59,246	$89	$846,636	$(1,195,148)	$3,311,934	$4,774	$2,968,285

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2018	59,246	$89	$827,301	$(940,124)	$2,745,934	$288,292	$2,921,492
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(12,771)	6,957	—	—	(5,814)
Stock-based compensation expense	—	—	7,587	—	—	—	7,587
Total other comprehensive loss	—	—	—	—	—	(88,252)	(88,252)
Net income	—	—	—	—	33,699	—	33,699
Balance at April 30, 2018	59,246	89	822,117	(933,167)	2,779,633	200,040	2,868,712
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(1,083)	1,303	—	—	220
Stock-based compensation expense	—	—	7,968	—	—	—	7,968
Total other comprehensive loss	—	—	—	—	—	(102,055)	(102,055)
Net income	—	—	—	—	75,866	—	75,866
Balance at July 31, 2018	59,246	89	829,002	(931,864)	2,855,499	97,985	2,850,711
Repurchases of common stock	—	—	—	(43,798)	—	—	(43,798)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(621)	572	—	—	(49)
Stock-based compensation expense	—	—	8,139	—	—	—	8,139
Total other comprehensive loss	—	—	—	—	—	(91,430)	(91,430)
Net income	—	—	—	—	114,216	—	114,216
Balance at October 31, 2018	59,246	$89	$836,520	$(975,090)	$2,969,715	$6,555	$2,837,789
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended October 31,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$35,335,867	$34,190,821
Cash paid to vendors and employees	(34,774,608)	(33,891,567)
Interest paid, net	(79,482)	(82,829)
Income taxes paid	(69,174)	(67,107)
Net cash provided by operating activities	412,603	149,318
Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	—	8,985
Acquisition of businesses, net of cash acquired	—	(124,223)
Expenditures for property and equipment	(30,503)	(24,830)
Software and software development costs	(21,147)	(15,323)
Other	315	1,105
Net cash used in investing activities	(51,335)	(154,286)
Cash flows from financing activities:
Borrowings on long-term debt	300,000	—
Principal payments on long-term debt	(311,925)	(207,854)
Cash paid for debt issuance costs	(4,341)	—
Net borrowings (repayments) on revolving credit loans	15,035	(9,274)
Payments for employee tax withholdings on equity awards	(9,337)	(6,988)
Proceeds from the reissuance of treasury stock	1,450	1,322
Acquisition of noncontrolling interest	(7,553)	—
Repurchases of common stock	(166,992)	(43,798)
Other	529	—
Net cash used in financing activities	(183,134)	(266,592)
Effect of exchange rate changes on cash and cash equivalents	(13,111)	(37,589)
Net increase (decrease) in cash and cash equivalents	165,023	(309,149)
Cash and cash equivalents at beginning of year	799,123	955,628
Cash and cash equivalents at end of period	$964,146	$646,479
Reconciliation of net income to net cash provided by operating activities:
Net income	$225,420	$223,781
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of subsidiary	(1,390)	(6,746)
Depreciation and amortization	112,726	119,641
Provision for losses on accounts receivable	19,176	11,545
Stock-based compensation expense	23,707	23,694
Accretion of debt discount and debt issuance costs	3,195	2,983
Deferred income taxes	4,577	(11,567)
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	372,594	(309,390)
Inventories	113,168	(397,692)
Prepaid expenses and other assets	38,991	(3,720)
Accounts payable	(443,413)	474,214
Accrued expenses and other liabilities	(56,148)	22,575
Total adjustments	187,183	(74,463)
Net cash provided by operating activities	$412,603	$149,318
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
On November 12, 2019, the Company entered into an Agreement and Plan of Merger, as subsequently amended on November 27, 2019 (the ''Merger Agreement''), with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (“Apollo”), a leading global alternative investment manager. Pursuant to the Merger Agreement, the affiliates of Apollo Funds will acquire all the outstanding shares of the Company’s common stock for $145 per share in cash (the “Merger”). The completion of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of the Company’s common stock, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, certain foreign regulatory approvals and other customary closing conditions.
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of October 31, 2019, its consolidated statements of income, comprehensive income (loss), and shareholders' equity for the three and nine months ended October 31, 2019 and 2018, and its consolidated cash flows for the nine months ended October 31, 2019 and 2018.
Seasonality
The Company’s quarterly operating results have fluctuated significantly in the past and will likely continue to do so in the future as a result of currency fluctuations and seasonal variations in the demand for the products and services we sell. Narrow operating margins may magnify the impact of these factors on the Company's quarterly operating results. Historical seasonal variations have included an increase in European demand during the Company’s fiscal fourth quarter and decreased demand in other fiscal quarters. The seasonal trend in Europe typically results in greater operating leverage, and therefore, lower selling, general and administrative expenses as a percentage of net sales in the region and on a consolidated basis during the second half of the Company's fiscal year, particularly in the Company's fourth quarter. Therefore, the results of operations for the three and nine months ended October 31, 2019 and 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2020.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 13 – Segment Information includes service revenues, which are not a significant component of total revenue and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for the three and nine months ended October 31, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Apple, Inc.	17%	17%	15%	15%
Cisco Systems, Inc.	11%	10%	11%	11%
HP Inc.	10%	11%	11%	11%

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
Accounts Receivable Purchase Agreements
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At October 31, 2019 and January 31, 2019, the Company had a total of $921 million and $1.1 billion, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During both the three months ended October 31, 2019 and 2018, discount fees recorded under these facilities were $4.1 million. During the nine months ended October 31, 2019 and 2018, discount fees recorded under these facilities were $11.8 million and $10.5 million, respectively. These discount fees are included as a component of "other expense, net" in the Consolidated Statement of Income.
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

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in thousands, except per share data)
Net income	$90,770	$114,216	$225,420	$223,781

Weighted average common shares - basic	35,720	38,358	36,395	38,357
Effect of dilutive securities:
Equity based awards	248	168	235	202
Weighted average common shares - diluted	35,968	38,526	36,630	38,559

Earnings per share:
Basic	$2.54	$2.98	$6.19	$5.83
Diluted	$2.52	$2.96	$6.15	$5.80

For the three months ended October 31, 2019 and 2018, there were 485 and 45,072 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended October 31, 2019 and 2018, there were 485 and 43,783 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

NOTE 3 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS") and restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisitions
On February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock. Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS. For the nine months ended October 31, 2018, other costs are partially offset by a gain of $9.6 million related to the final working capital adjustment for the acquisition of TS as part of a settlement agreement with Avnet.
The Company incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the three and nine months ended October 31, 2019 and does not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three and nine months ended October 31, 2018 related to the acquisition of TS are comprised of the following:

	Three months ended October 31,	Nine months ended October 31,
	2018	2018
(in thousands)
Restructuring costs	$1,618	$16,267
IT related costs	2,120	10,606
Professional services	807	5,213
Transaction related costs	268	1,461
Other costs	2,340	1,785
Total	$7,153	$35,332

During the three months ended October 31, 2018, the Company recorded restructuring costs related to the acquisition of TS of $1.6 million in Europe. During the nine months ended October 31, 2018, the Company recorded restructuring costs related to the acquisition of TS of $3.6 million in the Americas and $12.7 million in Europe.
Additionally, the Company incurred $1.8 million of transaction related costs during the three and nine months ended October 31, 2019 related to the proposed Merger with the affiliates of Apollo Funds and the acquisition of DLT Solutions (see Note 14 - Subsequent Events for further discussion).

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

Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended October 31,		Nine months ended October 31,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
(in thousands)
Severance costs	$1,851	$8,741	$9,185	$17,615	$35,612
Professional services and other costs	1,030	4,383	5,126	13,852	21,240
Total	$2,881	$13,124	$14,311	$31,467	$56,852

Restructuring costs related to the GBO Program by segment are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in thousands)
Americas	$1,902	$2,502	$6,154	$9,838
Europe	975	10,099	7,228	20,981
Asia-Pacific	4	523	929	648
Total	$2,881	$13,124	$14,311	$31,467

Restructuring activity during the nine months ended October 31, 2019 related to the GBO Program is as follows:

	Nine months ended October 31, 2019
	Severance	Professional services and other costs	Total
(in thousands)
Balance at January 31, 2019	$14,798	$631	$15,429
Fiscal 2020 restructuring expenses	9,185	5,126	14,311
Cash payments	(14,858)	(5,721)	(20,579)
Foreign currency translation	(293)	(23)	(316)
Balance at October 31, 2019	$8,832	$13	$8,845

NOTE 4 — GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, the Company executed an agreement to sell certain of its operations in Ireland for a total sales price of approximately $15.3 million. The Company recorded a gain on sale of $6.7 million during the nine months ended October 31, 2018, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with the Company’s investment in this foreign entity. The Company recorded an additional gain on the sale of this entity of $1.4 million during the three and nine months ended October 31, 2019. The operating results of this entity during the nine months ended October 31, 2018 were insignificant relative to the Company's consolidated financial results.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	October 31, 2019	January 31, 2019
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Term Loans, interest rate of 2.84% and 3.99% at October 31, 2019 and January 31, 2019, respectively	300,000	300,000
Other committed and uncommitted revolving credit facilities, average interest rate of 7.26% and 8.05% at October 31, 2019 and January 31, 2019, respectively	116,895	102,271
Other long-term debt	6,973	15,817
Less—unamortized debt discount and debt issuance costs	(6,411)	(7,166)
	1,417,457	1,410,922
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(123,271)	(110,368)
Total long-term debt	$1,294,186	$1,300,554

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
Other Credit Facilities
The Company has a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at October 31, 2019 and January 31, 2019.
The Company entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. The Company paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on the Company's debt rating. The Company had $300 million outstanding under the 2016 Term Loan Credit Agreement at January 31, 2019. On August 2, 2019, the Company entered into a new term loan credit agreement (the “2019 Term Loan Credit Agreement”), the proceeds of which were used to repay in full the amounts outstanding under the 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions. The Company had $300.0 million outstanding under the 2019 Term Loan Credit Agreement at October 31, 2019.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion at both October 31, 2019 and January 31, 2019. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2019 and January 31, 2019.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $394.9 million at October 31, 2019 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $116.9 million outstanding on these facilities at October 31, 2019, at a weighted average interest rate of 7.26%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.
At October 31, 2019, the Company had also issued standby letters of credit of $32.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2019, the Company was in compliance with all such financial covenants.

NOTE 6 — INCOME TAXES
U.S. Tax Reform
On December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Due to the complexities involved in accounting for U.S. Tax Reform, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which required that the Company include in its financial statements the reasonable estimate of the impact of U.S. Tax Reform on earnings to the extent such reasonable estimate had been determined. SAB 118 allowed the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. During the three and nine months ended October 31, 2018, the Company decreased its provisional estimate of the one-time transition tax by $24.0 million upon further analysis of earnings and profits of the Company's foreign subsidiaries and utilization of foreign tax credits.
Tax Indemnifications
In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, the Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits. The Company has also recorded certain indemnification liabilities for expected amounts to be paid to Avnet. The Company recorded a benefit in income tax expense of $5.5 million during the three months ended October 31, 2018 and a benefit in income tax expense of $0.6 million and $6.1 million during the nine months ended October 31, 2019 and 2018, respectively, due to the resolution of certain pre-acquisition tax matters.
Effective Tax Rate
The Company's effective tax rate was 22.1% and 2.0% for the three months ended October 31, 2019 and 2018, respectively, and 22.1% and 7.0% for the nine months ended October 31, 2019 and 2018, respectively. On an absolute dollar basis, the provision for income taxes increased to $25.7 million for the third quarter of fiscal 2020 compared to $2.3 million for the third quarter of fiscal 2019 and increased to $64.0 million for the nine months ended October 31, 2019 compared to $16.8 million for the nine months ended October 31, 2018.
The increase in both the effective tax rate and the provision for income taxes for the three and nine months ended October 31, 2019, as compared to the prior year is primarily due to the prior year decrease in the provisional estimate of the one-time transition tax related to U.S. Tax Reform and the impact of the resolution of certain pre-acquisition tax matters related to TS. The increase in both the effective tax rate and the provision for income taxes for the nine months ended October 31, 2019, as compared to the prior year, is also impacted by a $13.0 million income tax benefit recognized during the nine months ended October 31, 2018. The income tax benefit was due to the Company's finalization of the geographic allocation of the purchase price for the acquisition of TS for tax reporting purposes as part of a settlement agreement with Avnet, which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. Additionally, the increase in the absolute dollar value of the provision for income taxes for the nine months ended October 31, 2019 as compared to the prior year is due to an increase in taxable earnings.

NOTE 7 — STOCK-BASED COMPENSATION
The Company recorded $23.7 million of stock-based compensation expense for both the nine months ended October 31, 2019 and 2018.
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 1.7 million shares remain available for future grant at October 31, 2019. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of 10 years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one year and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the nine months ended October 31, 2019 is as follows:

Shares
Nonvested at January 31, 2019	649,122
Granted	228,528
Vested	(263,334)
Canceled	(29,851)
Nonvested at October 31, 2019	584,465

Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement for nonvested awards, for the nine months ended October 31, 2019 is as follows:

Shares
Nonvested at January 31, 2019	293,216
Granted	108,771
Vested	(16,996)
Canceled	(18,648)
Nonvested at October 31, 2019	366,343

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

		October 31, 2019			January 31, 2019
		Fair value measurement category			Fair value measurement category
	Balance sheet location	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Net investment hedges:
Foreign currency forward contracts	Prepaid expenses and other assets		$527			$—
Foreign currency forward contracts	Other assets, net		16,307			—
Cash flow hedges:
Cross-currency swap	Prepaid expenses and other assets		133			—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		2,992			3,830

LIABILITIES
Cash flow hedges:
Cross-currency swap	Accrued expenses and other liabilities		$238			$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		5,268			6,641

The Company's derivative instruments are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period (see Note 9 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense, net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $42.8 million and $42.6 million, respectively, at October 31, 2019 and $39.2 million and $39.1 million, respectively, at January 31, 2019.
The carrying value of the 2017 Senior Notes discussed in Note 5 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $1.05 billion and $988 million, respectively, at October 31, 2019 and January 31, 2019 and the carrying value was $994.0 million and $992.8 million, respectively, at October 31, 2019 and January 31, 2019. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and term loan credit agreements approximated fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

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

The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity as of October 31, 2019 are as follows:

Fiscal Year:	Notional Value
(in millions)
2020 (remaining 3 months)	$—
2021	21.6
2022	21.6
2023	267.0
2024	12.4
Thereafter	293.4
Total	$616.0

The following tables present the effects of the Company's net investment hedges on accumulated other comprehensive income ("AOCI") and earnings for the three and nine months ended October 31, 2019:

	Three months ended October 31, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$13,490	$—	$3,381	Interest expense

	Nine months ended October 31, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$10,048	$—	$6,786	Interest expense

The Company had no net investment hedges outstanding during the three and nine months ended October 31, 2018.
Cash Flow Hedges
The Company has entered into a cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt which is designated as a cash flow hedge. The notional value of this swap was $4.5 million at October 31, 2019 and the swap has a maturity date of February 2020. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of other comprehensive income (loss). These gains and losses are subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item.

The following tables present the effects of the Company's cash flow hedges on AOCI and earnings for the three and nine months ended October 31, 2019:

	Three months ended October 31, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$75	$169	Interest expense
		(114)	Other expense, net
Total	$75	$55

	Nine months ended October 31, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$220	$457	Interest expense
		(315)	Other expense, net
Total	$220	$142

The Company had no cash flow hedges outstanding during the three and nine months ended October 31, 2018.
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
The total amount of gains (losses) recognized in earnings on the Company's derivatives not designated as hedges for the three and nine months ended October 31, 2019 and 2018 are as follows:

		Gains (losses) recognized in earnings
		Three months ended October 31,		Nine months ended October 31,
Derivatives not designated as hedges	Income statement location	2019	2018	2019	2018
(in millions)
Foreign currency forward contracts	Cost of products sold	$(3.0)	$10.4	$—	$22.5
Foreign currency forward contracts	Other expense, net	3.2	(31.9)	(0.1)	(43.4)
Total		$0.2	$(21.5)	$(0.1)	$(20.9)

The Company's average notional amounts of derivatives not designated as hedges outstanding during the three months ended October 31, 2019 and 2018 were approximately $1.1 billion and $1.5 billion, respectively, with average maturities of 28 days and 24 days, respectively. The Company's average notional amounts of derivatives not designated as hedges outstanding during the nine months ended October 31, 2019 and 2018 were approximately $1.2 billion and $1.4 billion, respectively, with average maturities of 26 days and 27 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on these derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s derivatives are also discussed in Note 8 – Fair Value Measurements.

NOTE 10 — SHAREHOLDERS' EQUITY
Share Repurchase Program
In October 2018, the Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the Company's common stock. In February 2019, the Board of Directors approved a $100.0 million increase to the program. In August 2019, the Company's Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company's common stock, resulting in a total share repurchase authorization of $500.0 million. In conjunction with the Company’s share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on behalf of the Company. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of the Company’s common stock. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
The Company’s common share issuance activity for the nine months ended October 31, 2019 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2019	22,305,464	$46.53
Shares of treasury stock repurchased under share repurchase program	1,697,609	98.37
Shares of treasury stock reissued for equity incentive plans	(205,036)
Treasury stock balance at October 31, 2019	23,798,037	$50.22

As of October 31, 2019, the Company had $226.0 million available for future repurchases of its common stock under the authorized share repurchase program. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, the Company suspended its share repurchase program as of November 13, 2019.
Accumulated Other Comprehensive Income
The following tables summarize the change in the components of AOCI for the three and nine months ended October 31, 2019 and 2018:

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at July 31, 2019	$(28,559)	$58	$(28,501)
Other comprehensive income (loss) before reclassification	33,255	75	33,330
Reclassification of (gain) loss from AOCI into income	—	(55)	(55)
Balance at October 31, 2019	$4,696	$78	$4,774

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at July 31, 2018	$97,985	$—	$97,985
Other comprehensive income (loss) before reclassification	(91,430)	—	(91,430)
Reclassification of (gain) loss from AOCI into income	—	—	—
Balance at October 31, 2018	$6,555	$—	$6,555

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2019	$43,786	$—	$43,786
Other comprehensive income (loss) before reclassification	(39,090)	220	(38,870)
Reclassification of (gain) loss from AOCI into income	—	(142)	(142)
Balance at October 31, 2019	$4,696	$78	$4,774

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2018	$288,292	$—	$288,292
Other comprehensive income (loss) before reclassification	(276,664)	—	(276,664)
Reclassification of (gain) loss from AOCI into income	(5,073)	—	(5,073)
Balance at October 31, 2018	$6,555	$—	$6,555

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
The following table presents the contractual maturities of the Company's operating lease liabilities as of October 31, 2019:

Fiscal year:
(in thousands)
2020 (remaining 3 months)	$16,914
2021	65,146
2022	46,204
2023	36,642
2024	27,393
Thereafter	66,699
Total payments	$258,998
Less amount of lease payments representing interest	(32,395)
Total present value of lease payments	$226,603

Rental expense for all operating leases totaled $21.6 million and $65.0 million during the three and nine months ended October 31, 2019, respectively. These costs primarily relate to fixed costs for long-term operating leases, but also include immaterial amounts for variable lease costs and short-term operating leases.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of October 31, 2019:

Operating leases	Balance sheet location	October 31, 2019
(in thousands)
Operating lease right-of-use assets	Other assets, net	$227,875
Current operating lease liabilities	Accrued expenses and other liabilities	64,547
Non-current operating lease liabilities	Other long-term liabilities	162,056

Supplemental cash flow information related to the Company's operating leases is as follows:

Cash flow information	Nine months ended October 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$52,121
Non-cash right-of-use assets obtained in exchange for lease liabilities:	58,691

The weighted-average remaining lease term and discount rate were as follows as of October 31, 2019:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term	5.7 years
Weighted-average discount rate	4.8%

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
Contingencies
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $19.2 million at October 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
In June 2013, the Company was subject to a document seizure by the French Autorité de la Concurrence ("Competition Authority") following allegations of anticompetitive distribution practices in the French market for the products of one of the Company's suppliers. In October 2018, the Competition Authority delivered a notification des griefs (statement of objections) to the Company, stating that the Competition Authority is pursuing charges against the Company in this matter. In July 2019, the Competition Authority delivered a rapport (report), which is a further step towards proposing charges in this matter. The Competition Authority has taken similar action against the Company's supplier and another of the supplier's distributors. The administrative proceedings could result in the imposition of a fine against the Company, which could be material in amount. If a fine is imposed, the Company would be entitled to appeal the administrative determination to the French courts, although the Company would be required to pay the fine before doing so. At this time, the Company cannot assess the likelihood that these proceedings will be finally resolved against Tech Data, and the Company cannot reasonably estimate the amount of fine that may be imposed.
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
Financial information by geographic segment is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Net sales:
Americas (1)	$4,202,320	$4,137,852	$12,308,249	$11,799,389
Europe	4,622,270	4,920,156	13,371,397	14,130,985
Asia-Pacific	294,354	282,021	937,966	844,075
Total	$9,118,944	$9,340,029	$26,617,612	$26,774,449

Operating income:
Americas (2), (3), (4)	$82,420	$112,399	$244,138	$261,671
Europe (5), (6), (7)	66,536	39,889	140,605	86,292
Asia-Pacific	279	2,739	3,223	3,480
Stock-based compensation expense	(7,347)	(8,139)	(23,707)	(23,694)
Total	$141,888	$146,888	$364,259	$327,749

Depreciation and amortization:
Americas	$24,163	$23,394	$71,602	$70,244
Europe	11,763	13,679	35,294	42,686
Asia-Pacific	2,041	2,169	5,830	6,711
Total	$37,967	$39,242	$112,726	$119,641

Capital expenditures:
Americas	$11,191	$11,493	$29,989	$24,105
Europe	6,373	4,742	19,158	13,821
Asia-Pacific	576	1,195	2,503	2,227
Total	$18,140	$17,430	$51,650	$40,153

As of:	October 31, 2019	January 31, 2019
Identifiable assets:
Americas	$5,670,555	$5,402,316
Europe	6,420,274	6,970,822
Asia-Pacific	603,907	613,414
Total	$12,694,736	$12,986,552

Long-lived assets:
Americas (1)	$219,300	$217,863
Europe	51,051	52,162
Asia-Pacific	4,662	4,892
Total	$275,013	$274,917

Goodwill & acquisition-related intangible assets, net:
Americas	$1,045,627	$1,083,699
Europe	545,625	575,776
Asia-Pacific	55,495	60,154
Total	$1,646,747	$1,719,629

(1)
Net sales in the United States represented 91% of the total Americas' net sales for both the three months ended October 31, 2019 and 2018 and 90% of the total Americas' net sales for both the nine months ended October 31, 2019 and 2018. Total long-lived assets in the United States represented 96% of the Americas' total long-lived assets at both October 31, 2019 and January 31, 2019.

(2)
Operating income in the Americas for the three months ended October 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $3.5 million and $6.0 million, respectively. Operating income in the Americas for the nine months ended October 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $7.8 million and $19.0 million, respectively (see further discussion in Note 3 – Acquisition, Integration and Restructuring Expenses).

(3)
Operating income in the Americas includes a gain related to legal settlements and other, net, of $7.2 million for the three months ended October 31, 2018. Operating income in the Americas includes a gain related to legal settlements and other, net, of $0.3 million and $15.4 million for the nine months ended October 31, 2019 and 2018, respectively (see further discussion in Note 1 – Business and Summary of Significant Accounting Policies).

(4)
Operating income in the Americas for the three and nine months ended October 31, 2018 includes a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

(5)
Operating income in Europe for the three months ended October 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $1.0 million and $13.1 million, respectively. Operating income in Europe for the nine months ended October 31, 2019 and 2018 includes acquisition, integration and restructuring expenses of $7.2 million and $44.4 million, respectively.

(6)
Operating income in Europe for the three and nine months ended October 31, 2018 includes expenses of $5.5 million and $6.5 million, respectively, related to the recognition of certain tax indemnification liabilities (see further discussion in Note 6 – Income Taxes).

(7)
Operating income in Europe for both the three and nine months ended October 31, 2019 includes a gain on disposal of a subsidiary of $1.4 million. Operating income in Europe for the nine months ended October 31, 2018 includes a gain on disposal of a subsidiary of $6.7 million (see further discussion in Note 4 – Gain on Disposal of Subsidiary).

NOTE 14 - SUBSEQUENT EVENTS
On November 25, 2019, the Company completed the acquisition of DLT Solutions ("DLT"), a premier software and cloud solutions aggregator focused on the U.S. public sector. The Company acquired all of the outstanding shares of DLT for a purchase price of approximately $205 million in cash, subject to certain working capital and other adjustments. The DLT acquisition enables Tech Data to proactively develop opportunities, accelerate growth and simplify complexity for its channel partners that are serving the U.S. public sector space.
Since the closing of this acquisition occurred subsequent to the end of the Company's third quarter, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. The major classes of assets and liabilities acquired include accounts receivable, accounts payable, intangible assets and goodwill. The Company's fourth quarter fiscal 2020 operating results will include the results from DLT following the date of acquisition. Based on the timing of the acquisition and lack of available information, the Company has determined it to be impracticable to disclose a preliminary purchase price allocation at this time.

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

Planned Acquisition

On November 12, 2019, we entered into an Agreement and Plan of Merger, as subsequently amended on November 27, 2019 (the ''Merger Agreement''), with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (“Apollo”), a leading global alternative investment manager. Pursuant to the Merger Agreement, the affiliates of Apollo Funds will acquire all the outstanding shares of the Company’s common stock for $145 per share in cash (the “Merger”). The completion of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of the Company’s common stock, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, certain foreign regulatory approvals and other customary closing conditions.

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

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, tax indemnifications, value added tax assessments and related interest expense, the income tax effects of these adjustments, the reversal of deferred tax valuation allowances and the impact of the U.S. Tax Reform;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, gain on disposal of subsidiary, tax indemnifications, value added tax assessments and related interest expense, the income tax effects of these adjustments, the reversal of deferred tax valuation allowances and the impact of the U.S. Tax Reform.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of products sold	93.85	94.04	93.87	94.00
Gross profit	6.15	5.96	6.13	6.00
Operating expenses:
Selling, general and administrative expenses	4.55	4.25	4.71	4.61
Acquisition, integration and restructuring expenses	0.05	0.22	0.06	0.25
Legal settlements and other, net	—	(0.08)	—	(0.06)
Gain on disposal of subsidiary	(0.01)	—	(0.01)	(0.02)
	4.59	4.39	4.76	4.78
Operating income	1.56	1.57	1.37	1.22
Interest expense	0.23	0.27	0.26	0.29
Other expense, net	0.05	0.05	0.02	0.03
Income before income taxes	1.28	1.25	1.09	0.90
Provision for income taxes	0.28	0.03	0.24	0.06
Net income	1.00%	1.22%	0.85%	0.84%

NET SALES

QUARTERLY RESULTS

The following table summarizes our net sales and change in net sales by geographic region for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,		Change
	2019	2018	$	%
(in millions)
Consolidated net sales, as reported	$9,119	$9,340	$(221)	(2.4)%
Impact of changes in foreign currencies	228	—	228
Consolidated net sales, as adjusted	$9,347	$9,340	$7	0.1%

Americas net sales, as reported	$4,202	$4,138	$64	1.5%
Impact of changes in foreign currencies	14	—	14
Americas net sales, as adjusted	$4,216	$4,138	$78	1.9%

Europe net sales, as reported	$4,623	$4,920	$(297)	(6.0)%
Impact of changes in foreign currencies	215	—	215
Europe net sales, as adjusted	$4,838	$4,920	$(82)	(1.7)%

Asia-Pacific net sales, as reported	$294	$282	$12	4.3%
Impact of changes in foreign currencies	(1)	—	(1)
Asia-Pacific net sales, as adjusted	$293	$282	$11	3.9%

QUARTERLY COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $78 million is primarily due to growth in software.
EUROPE

•
The decrease in Europe net sales, as adjusted, of $82 million is primarily due to a decline in data center products, partially offset by growth in software. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $11 million is primarily due to growth in data center products and software.

YEAR TO DATE RESULTS

The following table summarizes our net sales and change in net sales by geographic region for the nine months ended October 31, 2019 and 2018:

	Nine months ended October 31,		Change
	2019	2018	$	%
(in millions)
Consolidated net sales, as reported	$26,618	$26,774	$(156)	(0.6)%
Impact of changes in foreign currencies	864	—	864
Consolidated net sales, as adjusted	$27,482	$26,774	$708	2.6%

Americas net sales, as reported	$12,308	$11,799	$509	4.3%
Impact of changes in foreign currencies	55	—	55
Americas net sales, as adjusted	$12,363	$11,799	$564	4.8%

Europe net sales, as reported	$13,372	$14,131	$(759)	(5.4)%
Impact of changes in foreign currencies	791	—	791
Europe net sales, as adjusted	$14,163	$14,131	$32	0.2%

Asia-Pacific net sales, as reported	$938	$844	$94	11.1%
Impact of changes in foreign currencies	18	—	18
Asia-Pacific net sales, as adjusted	$956	$844	$112	13.3%

YEAR TO DATE COMMENTARY

AMERICAS

•	The increase in Americas net sales, as adjusted, of $564 million is primarily due to growth in software, data center products and personal computer systems.
EUROPE

•
The increase in Europe net sales, as adjusted, of $32 million is primarily due to growth in software. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $112 million is primarily due to growth in data center products and software.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2019 and 2018 (as a percent of consolidated net sales):

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Apple, Inc.	17%	17%	15%	15%
Cisco Systems, Inc.	11%	10%	11%	11%
HP Inc.	10%	11%	11%	11%
There were no customers that exceeded 10% of our consolidated net sales for the three and nine months ended October 31, 2019 and 2018.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three and nine months ended October 31, 2019 and 2018:

QUARTERLY RESULTS

	Three months ended October 31,		Change
	2019	2018	$	%
(in millions)
Gross profit, as reported	$560.4	$556.6	$3.8	0.7%
Impact of changes in foreign currencies	13.3	—	13.3
Gross profit, as adjusted	$573.7	$556.6	$17.1	3.1%

YEAR TO DATE RESULTS

	Nine months ended October 31,		Change
	2019	2018	$	%
(in millions)
Gross profit, as reported	$1,631.4	$1,606.8	$24.6	1.5%
Impact of changes in foreign currencies	50.6	—	50.6
Gross profit, as adjusted	$1,682.0	$1,606.8	$75.2	4.7%

The quarter to date increase in gross profit, as adjusted, of $17.1 million is primarily due to the mix of products sold. The year to date increase in gross profit, as adjusted of $75.2 million is primarily due to an increase in net sales volume and the mix of products sold. The quarter to date and year to date increase in gross profit as a percentage of net sales, as reported, of 19 basis points and 13 basis points, respectively, is primarily due to the mix of products sold.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The following tables provide a comparison of our selling, general and administrative expenses for the three and nine months ended October 31, 2019 and 2018:

	Three months ended October 31,		Change
	2019	2018	$	%
(in millions)
SG&A, as reported	$415.2	$396.7	$18.5	4.7%
Impact of changes in foreign currencies	10.4	—	10.4
SG&A, as adjusted	$425.6	$396.7	$28.9	7.3%

SG&A as a percentage of net sales, as reported	4.55%	4.25%		30 bps

	Nine months ended October 31,		Change
	2019	2018	$	%
(in millions)
SG&A, as reported	$1,252.8	$1,234.4	$18.4	1.5%
Impact of changes in foreign currencies	42.0	—	42.0
SG&A, as adjusted	$1,294.8	$1,234.4	$60.4	4.9%

SG&A as a percentage of net sales, as reported	4.71%	4.61%		10 bps
The quarter and year to date increase in SG&A, as adjusted, and SG&A as a percentage of net sales is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, as well as increased investments in our strategic priorities. The increase in SG&A is partially offset by savings from our Global Business Optimization Program and an expense of $5.5 million in the prior year to record an indemnification liability to Avnet due to the resolution of a pre-acquisition tax matter. The expense recorded in SG&A in the prior year related to an indemnification liability is offset by a benefit recorded in the provision for income taxes (see Note 6 of Notes to Consolidated Financial Statements for further discussion).
ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of costs related to the fiscal 2018 acquisition of Avnet, Inc.'s ("Avnet") Technology Solutions business ("TS") and restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019.
Acquisitions
On February 27, 2017, we acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of our common stock. Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, Information Technology ("IT") related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses, incurred as part of the integration of TS. For the nine months ended October 31, 2018, other costs are partially offset by a gain of $9.6 million related to the final working capital adjustment for the acquisition of TS as part of a settlement agreement with Avnet.
We incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the three and nine months ended October 31, 2019 and do not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the three and nine months ended October 31, 2018 related to the acquisition of TS are comprised of the following:

	Three months ended October 31,	Nine months ended October 31,
	2018	2018
(in millions)
Restructuring costs	$1.6	$16.3
IT related costs	2.1	10.6
Professional services	0.8	5.2
Transaction related costs	0.3	1.4
Other costs	2.4	1.8
Total	$7.2	$35.3

Additionally, we incurred $1.8 million of transaction related costs during the three and nine months ended October 31, 2019 related to the proposed Merger with the affiliates of Apollo Funds and the acquisition of DLT Solutions (see Note 14 of Notes to Consolidated Financial Statements for further discussion).
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
Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended October 31,		Nine months ended October 31,		Cumulative Amounts Incurred to Date
	2019	2018	2019	2018
(in thousands)
Severance costs	$1.9	$8.7	$9.2	$17.6	$35.6
Professional services and other costs	1.0	4.4	5.1	13.9	21.3
Total	$2.9	$13.1	$14.3	$31.5	$56.9
Restructuring expenses related to the GBO Program by segment are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in thousands)
Americas	$1.9	$2.5	$6.2	$9.8
Europe	1.0	10.1	7.2	21.0
Asia-Pacific	—	0.5	0.9	0.7
Total	$2.9	$13.1	$14.3	$31.5
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
GAIN ON DISPOSAL OF SUBSIDIARY
During the second quarter of fiscal 2019, we executed an agreement to sell certain of our operations in Ireland for a total sales price of approximately $15.3 million. We recorded a gain on sale of $6.7 million during the nine months ended October 31, 2018, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with our investment in this foreign entity. We recorded an additional gain on the sale of this entity of $1.4 million during the three and nine months ended October 31, 2019. The operating results of this entity during the nine months ended October 31, 2018 were insignificant relative to the consolidated financial results.

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three and nine months ended October 31, 2019 and 2018:

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in millions)
Operating income	$141.9	$146.9	$364.3	$327.7
Acquisition, integration and restructuring expenses	4.6	20.3	16.1	66.8
Legal settlements and other, net	—	(7.2)	(0.3)	(15.4)
Acquisition-related intangible assets amortization expense	21.1	22.5	63.1	68.5
Gain on disposal of subsidiary	(1.4)	—	(1.4)	(6.7)
Tax indemnifications	0.1	5.5	0.6	6.1
Non-GAAP operating income	$166.3	$188.0	$442.4	$447.0

CONSOLIDATED COMMENTARY

•
The quarter to date decrease in GAAP operating income of $5.0 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, partially offset by a decrease in acquisition, integration and restructuring expenses.

•
The year to date increase in GAAP operating income of $36.6 million is primarily due to a decrease in acquisition, integration and restructuring expenses and an increase in net sales volume, excluding the impact of changes in foreign currencies. The increase in GAAP operating income is partially offset by a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible and lower gains from legal settlements.

•
The quarter to date decrease in non-GAAP operating income of $21.7 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

•
The year to date decrease in non-GAAP operating income of $4.6 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, partially offset by an increase in net sales volume, excluding the impact of changes in foreign currencies.

AMERICAS

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in millions)
Operating income - Americas	$82.4	$112.4	$244.2	$261.7
Acquisition, integration and restructuring expenses	3.5	6.0	7.8	19.0
Legal settlements and other, net	—	(7.2)	(0.3)	(15.4)
Acquisition-related intangible assets amortization expense	13.5	13.6	40.3	40.8
Non-GAAP operating income - Americas	$99.4	$124.8	$292.0	$306.1

AMERICAS COMMENTARY

•
The quarter to date decrease in GAAP operating income of $30.0 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible and lower gains from legal settlements.

•
The year to date decrease in GAAP operating income of $17.5 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, lower gains from legal settlements and increased investments in our strategic priorities, partially offset by an increase in net sales volume and a decrease in acquisition, integration and restructuring expenses.

•
The quarter to date decrease in non-GAAP operating income of $25.4 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

•
The year to date decrease in non-GAAP operating income of $14.1 million is primarily due to a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible and increased investments in our strategic priorities, partially offset by an increase in net sales volume.

EUROPE

QUARTERLY RESULTS ($ in millions)

YEAR TO DATE RESULTS ($ in millions)

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in millions)
Operating income - Europe	$66.5	$39.9	$140.6	$86.2
Acquisition, integration and restructuring expenses	1.0	13.1	7.2	44.4
Acquisition-related intangible assets amortization expense	6.3	7.7	18.9	23.7
Gain on disposal of subsidiary	(1.4)	—	(1.4)	(6.7)
Tax indemnifications	—	5.5	—	6.5
Non-GAAP operating income - Europe	$72.4	$66.2	$165.3	$154.1

EUROPE COMMENTARY

•
The quarter and year to date increase in GAAP operating income of $26.6 million and $54.4 million, respectively, is primarily due to a reduction in acquisition, integration and restructuring expenses, changes in the mix of products sold and an expense in the prior year to record an indemnification liability to Avnet due to the resolution of a pre-acquisition tax matter.

•	The quarter and year to date increase in non-GAAP operating income of $6.2 million and $11.2 million, respectively, is primarily due to changes in the mix of products sold.

ASIA-PACIFIC

QUARTERLY RESULTS

	Three months ended October 31,
	2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$0.3	0.09%	$2.7	0.97%
Acquisition, integration and restructuring expenses	0.1		0.6
Acquisition-related intangible assets amortization expense	1.3		1.3
Tax indemnifications	0.1		—
Non-GAAP operating income - Asia-Pacific	$1.8	0.60%	$4.6	1.64%

YEAR TO DATE RESULTS

	Nine months ended October 31,
	2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income - Asia-Pacific	$3.2	0.34%	$3.5	0.41%
Acquisition, integration and restructuring expenses	1.1		1.1
Acquisition-related intangible assets amortization expense	3.9		4.0
Tax indemnifications	0.6		(0.4)
Non-GAAP operating income - Asia-Pacific	$8.8	0.94%	$8.2	0.97%

ASIA-PACIFIC COMMENTARY

•
The quarter to date decrease in both GAAP and non-GAAP operating income is primarily due to increased credit costs. Year to date GAAP and non-GAAP operating income were both relatively flat when compared to the prior year.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore we report stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
(in millions)
Americas	$82.4	$112.4	$244.2	$261.7
Europe	66.5	39.9	140.6	86.2
Asia-Pacific	0.3	2.7	3.2	3.5
Stock-based compensation expense	(7.3)	(8.1)	(23.7)	(23.7)
Operating income	$141.9	$146.9	$364.3	$327.7

INTEREST EXPENSE
Interest expense decreased by $4.4 million to $21.0 million in the third quarter of fiscal 2020 compared to $25.4 million in the third quarter of fiscal 2019, primarily due to a benefit in interest expense of $3.4 million related to our net investment hedges (see further discussion in Note 9 of Notes to Consolidated Financial Statements). Interest expense decreased by $11.1 million to $68.3 million in the first nine months of fiscal 2020 compared to $79.4 million in the same period of the prior fiscal year, primarily due to a benefit in interest expense of $6.8 million related to our net investment hedges and lower amounts outstanding on term loan credit agreements.

OTHER EXPENSE, NET
"Other expense, net," consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. "Other expense, net," decreased to $4.3 million of expense in the third quarter of fiscal 2020 compared to $5.0 million of expense in the third quarter of the prior year, primarily due to higher gains on the investments contained within life insurance policies. On a year to date basis, "other expense, net" decreased to $6.6 million of expense in the first nine months of fiscal 2020 compared to $7.8 million of expense in the same period of the prior fiscal year. The year to date decrease in other expense, net, is primarily due to higher gains on the investments contained within life insurance policies, partially offset by higher discounts on the sale of accounts receivables. The gains on investments are substantially offset in our payroll costs, which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three and nine months ended October 31, 2019 and 2018:

QUARTERLY RESULTS

YEAR TO DATE RESULTS

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Effective tax rate	22.1%	2.0%	22.1%	7.0%

The increase in both the effective tax rate and the provision for income taxes for the three and nine months ended October 31, 2019, as compared to the prior year, is primarily due to the impact of the following:

•	During the three and nine months ended October 31, 2018, we decreased our provisional estimate of the one-time transition tax related to U.S. Tax Reform by $24.0 million.

•
During the three and nine months ended October 31, 2018, we recorded income tax benefits of $5.5 million and $6.1 million, respectively, due to the resolution of certain pre-acquisition tax matters related to TS.

•
During the nine months ended October 31, 2018, we recorded an income tax benefit of $13.0 million in relation to a settlement agreement reached with Avnet (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

Additionally, the increase in the absolute dollar value of the provision for income taxes for the nine months ended October 31, 2019 as compared to the prior year is due to an increase in taxable earnings.
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

Tax Indemnifications

In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, we have recorded certain indemnification assets and liabilities for expected amounts to be received from and paid to Avnet. We recorded a benefit in income tax expense of $5.5 million during the three months ended October 31, 2018 and a benefit in income tax expense of $0.6 million and $6.1 million during the nine months ended October 31, 2019 and 2018, respectively, due to the resolution of certain pre-acquisition tax matters. As a result, in SG&A we recorded an expense of $5.5 million during the three months ended October 31, 2018 and expenses of $0.6 million and $6.1 million during the nine months ended October 31, 2019 and 2018, respectively. The net impact of these items had no impact on our net income.

NET INCOME AND EARNINGS PER SHARE-DILUTED

QUARTERLY RESULTS

The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended October 31, 2019 and 2018 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended October 31:	2019	2018	2019	2018
(in millions, except per share data)
GAAP results	$90.8	$114.2	$2.52	$2.96
Acquisition, integration and restructuring expenses	4.6	20.3	0.13	0.53
Legal settlements and other, net	—	(7.2)	—	(0.19)
Acquisition-related intangible assets amortization expense	21.1	22.5	0.59	0.58
Gain on disposal of subsidiary	(1.4)	—	(0.04)	—
Tax indemnifications	0.1	5.5	—	0.14
Income tax effect of tax indemnifications	(0.1)	(5.5)	—	(0.14)
Income tax effect of other adjustments above	(6.3)	(8.8)	(0.18)	(0.23)
Income tax benefit from acquisition settlement	—	(0.2)	—	—
Reversal of deferred tax valuation allowances	—	(0.5)	—	(0.01)
Impact of U.S. Tax Reform	—	(24.0)	—	(0.62)
Non-GAAP results	$108.8	$116.3	$3.02	$3.02

YEAR TO DATE RESULTS

The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the nine months ended October 31, 2019 and 2018 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Nine months ended October 31:	2019	2018	2019	2018
(in millions, except per share data)
GAAP results	$225.4	$223.8	$6.15	$5.80
Acquisition, integration and restructuring expenses	16.1	66.8	0.44	1.73
Legal settlements and other, net	(0.3)	(15.4)	(0.01)	(0.40)
Acquisition-related intangible assets amortization expense	63.1	68.5	1.72	1.78
Gain on disposal of subsidiary	(1.4)	(6.7)	(0.04)	(0.17)
Tax indemnifications	0.6	6.1	0.02	0.16
Value added tax assessment and related interest expense	—	(0.9)	—	(0.02)
Income tax effect of tax indemnifications	(0.6)	(6.1)	(0.02)	(0.16)
Income tax effect of other adjustments above	(19.6)	(31.2)	(0.53)	(0.81)
Income tax benefit from acquisition settlement	—	(13.0)	—	(0.34)
Reversal of deferred tax valuation allowances	—	(3.1)	—	(0.08)
Impact of U.S. Tax Reform	—	(24.0)	—	(0.62)
Non-GAAP results	$283.3	$264.8	$7.73	$6.87

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Nine months ended October 31:	2019	2018
(in millions)
Net cash provided by (used in):
Operating activities	$412.6	$149.3
Investing activities	(51.3)	(154.3)
Financing activities	(183.1)	(266.6)
Effect of exchange rate changes on cash and cash equivalents	(13.2)	(37.5)
Net increase (decrease) in cash and cash equivalents	$165.0	$(309.1)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). The following tables present the components of our cash conversion cycle, in days, as of October 31, 2019 and 2018, and January 31, 2019 and 2018:

As of:	October 31, 2019	January 31, 2019	As of:	October 31, 2018	January 31, 2018
DSO	58	54	DSO	58	55
DOS	33	31	DOS	33	29
DPO	(74)	(70)	DPO	(73)	(68)
Net cash days	17	15	Net cash days	18	16

The net increase in cash provided by operating activities of $263.3 million is primarily due to the impact of changes in working capital. The decrease in cash used in investing activities of $103.0 million is primarily due to $120 million paid to Avnet in the prior year related to the final working capital adjustment for the acquisition of TS, partially offset by increased capital expenditures in the current year of $11.5 million. The decrease in cash used in financing activities of $83.5 million is primarily due to the prior year repayment of $200 million of borrowings under the 2016 Term Loan Credit Agreement and an increase in net borrowings on revolving credit loans of $24.3 million, partially offset by an increase of $123.2 million in cash paid to repurchase common stock under our share repurchase program.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 32% at October 31, 2019. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At October 31, 2019, we had approximately $964.1 million in cash and cash equivalents, of which approximately $813.2 million was held in our foreign subsidiaries. As discussed above, the Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. We plan to continue reinvesting future foreign earnings indefinitely outside the U.S. Any future remittances of foreign cash could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

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

Other credit facilities

We have a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement at the applicable LIBOR rate (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at October 31, 2019 and January 31, 2019.

We entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. We paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on our debt rating. We had $300 million outstanding under the 2016 Term Loan Credit Agreement at January 31, 2019. On August 2, 2019, we entered into a term loan credit agreement (the “2019 Term Loan Credit Agreement”), the proceeds of which were used to repay in full the amounts outstanding under our 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions. We had $300.0 million outstanding under the 2019 Term Loan Credit Agreement at October 31, 2019.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.7 billion at both October 31, 2019 and January 31, 2019. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. We pay interest on advances under the Receivables Securitization Program at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at October 31, 2019 and January 31, 2019.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $394.9 million at October 31, 2019 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $116.9 million outstanding on these facilities at October 31, 2019, at a weighted average interest rate of 7.26%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.

At October 31, 2019, we had also issued standby letters of credit of $32.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At October 31, 2019, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At October 31, 2019 and January 31, 2019, we had a total of $921 million and $1.1 billion, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During both the three months ended October 31, 2019 and 2018, discount fees recorded under these facilities were $4.1 million. During the nine months ended October 31, 2019 and 2018, discount fees recorded under these facilities were $11.8 million and $10.5 million, respectively. These discount fees are included as a component of "other expense, net" in our Consolidated Statement of Income.

Share Repurchase Program
In October 2018, our Board of Directors authorized a share repurchase program for up to $200.0 million of our common stock. In February 2019, the Board of Directors approved a $100.0 million increase to the program. In August 2019, our Board of Directors authorized the repurchase of up to an additional $200.0 million of our common stock, resulting in a total share repurchase authorization of $500.0 million. In conjunction with our share repurchase program, a 10b5-1 plan was executed that instructs the broker selected by the Company to repurchase shares on our behalf. The amount of common stock repurchased in accordance with the 10b5-1 plan on any given trading day is determined by a formula in the plan, which is based on the market price of our common stock. Shares we repurchase are held in treasury for general corporate purposes, including issuances under equity incentive and benefit plans.

We repurchased 1,697,609 shares of our common stock at a cost of $167.0 million during the nine months ended October 31, 2019. As of October 31, 2019, we had $226.0 million available for future repurchases of our common stock under the authorized share repurchase program. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, we suspended our share repurchase program as of November 13, 2019.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of October 31, 2019. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $19.2 million at October 31, 2019. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
In June 2013, we were subject to a document seizure by the French Autorité de la Concurrence (“Competition Authority”) following allegations of anticompetitive distribution practices in the French market for the products of one of our suppliers. In October 2018, the Competition Authority delivered a notification des griefs (statement of objections) to the Company, stating that the Competition Authority is pursuing charges against the Company in this matter. In July 2019, the Competition Authority delivered a rapport (report), which is a further step towards proposing charges in this matter. The Competition Authority has taken similar action against our supplier and another of the supplier's distributors. The administrative proceedings could result in the imposition of a fine against us, which could be material in amount. If a fine is imposed, we would be entitled to appeal the administrative determination to the French courts, although we would be required to pay the fine before doing so. At this time, we cannot assess the likelihood that these proceedings will be finally resolved against us, and we cannot reasonably estimate the amount of fine that may be imposed.
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

We have inventory that could lose value due to risks and uncertainties associated with the impact of trade discussions between the United States and China, and related U.S. security risks and export controls.

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

Risks Related to the Merger
The Merger is subject to various closing conditions and other risks which may cause the Merger to be delayed or not completed at all or have other adverse consequences.
The Merger is subject to various closing conditions that must be satisfied or waived to complete the Merger. There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed in a timely manner or at all. Failure to satisfy or obtain waivers of any closing condition may jeopardize or delay the completion of the Merger and result in additional expenditures of money and resources (including the potential payment of termination fees and other costs). The Merger is also subject to approval by the Company’s stockholders. There is no assurance that the Company’s stockholders will approve the Merger. In addition, the Merger is contingent upon the receipt of certain regulatory clearances or approvals. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Merger. If the Merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the

Merger will be consummated. Furthermore, if the Merger is not completed for any reason, our ongoing business and financial results would be subject to a number of risks, including negative reactions from analysts, media and financial markets, negative reactions from customers or employees, distraction of management attention, and litigation related to the Merger or the Company’s failure to perform its obligations under the Merger Agreement.
Legal proceedings instituted against the Company and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger before or after stockholder approval. Further, uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pendency of the Merger may disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on the business activities we may engage in without the prior written consent of an affiliate of the Apollo Funds, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended October 31, 2019:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
August 1 - August 31, 2019	359,632	$89.27	359,632	$243,178,396
September 1 - September 30, 2019	78,052	102.47	78,052	235,180,219
October 1 - October 31, 2019	80,749	113.90	80,749	225,983,059
Total	518,433	$95.09	518,433

ITEM 3. Defaults Upon Senior Securities.
Not applicable.

ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.
None.

ITEM 6. Exhibits.

(a)	Exhibits

2-1(3)	Agreement and Plan of Merger, dated as of November 12, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

2-2(4)	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	First Amendment to the 2018 Equity Incentive Plan, dated as of September 5, 2019

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(5),(6)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of October 31, 2019 and January 31, 2019; (ii) Consolidated Statement of Income for the three and nine months ended October 31, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended October 31, 2019 and 2018; (iv) Consolidated Statement of Shareholders' Equity for the three and nine months ended October 31, 2019 and 2018 (v) Consolidated Statement of Cash Flows for the nine months ended October 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, detail tagged.

104(5)	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 13, 2019, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 29, 2019, File No. 0-14625.

(5)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(6)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	December 4, 2019
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	December 4, 2019
Charles V. Dannewitz