Form 10-K
period 2020-01-31
TECH DATA CORP
filed 2020-03-25
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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

No. 59-1578329
(I.R.S. Employer
Identification Number)
33760
(Zip Code)

(Registrant’s Telephone Number, including Area Code): (727) 539-7429

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $.0015 per share	TECD	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates was $3,606,348,983 based on the reported last sale price of common stock on July 31, 2019 which is the last business day of the registrant’s most recently completed second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	March 23, 2020
Common stock, par value $.0015 per share	35,498,777

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for use at the 2020 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
On November 25, 2019, we completed the acquisition of DLT Solutions ("DLT"), a premier software and cloud solutions aggregator focused on the U.S. public sector. We acquired all of the outstanding shares of DLT for a preliminary purchase price of approximately $210 million in cash, subject to certain working capital and other adjustments. The DLT acquisition enables us to proactively develop opportunities, accelerate growth and simplify complexity for our channel partners that are serving the U.S. public sector space.

Planned Acquisition
On November 12, 2019, we entered into an Agreement and Plan of Merger, as subsequently amended on November 27, 2019 (the ''Merger Agreement''), with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (“Apollo”), a leading global alternative investment manager. Pursuant to the Merger Agreement, the affiliates of the Apollo Funds will acquire all the outstanding shares of the Company’s common stock (other than shares held by us as treasury stock or held by certain affiliates of the Apollo Funds) for $145 per share in cash (the “Merger”). On February 12, 2020, we held a special meeting of shareholders. At such meeting, the Merger Agreement was approved and adopted by a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. The waiting period with respect to the premerger notification and report form filed by the parties under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. The completion of the Merger remains subject to other customary closing conditions and to certain foreign regulatory approvals.  All applications for foreign regulatory approvals have been filed, and some have been granted while others are still pending.

VENDORS AND CUSTOMERS
Our value proposition to our vendors:

•
Access to highly fragmented markets - We provide our vendors access to large and highly fragmented markets such as the small- and medium-sized business (“SMB”) sector, which relies on VARs, our primary customer base, to gain access to and support for new technology.

•	Variable-cost route to market - We serve as a variable, cost effective route to market for our vendors by providing them with access to resellers throughout the Americas, Europe and Asia-Pacific.

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
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for fiscal 2020, 2019 and 2018 (as a percent of consolidated net sales):

	2020	2019	2018
Apple, Inc.	16%	16%	17%
Cisco Systems, Inc.	10%	11%	11%
HP Inc.	10%	11%	11%
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

We serve one of the largest bases of resellers throughout the Americas, Europe and Asia-Pacific. Our products are purchased directly from vendors in significant quantities and are marketed to an active reseller base of over 125,000 VARs, direct marketers, retailers, corporate resellers and MSPs. Our VAR customers, in many cases, rely on Tech Data as their principal source of technology products and the related financing for the products. VARs typically prefer not to invest the resources to establish a large number of direct purchasing relationships with vendors or stock significant product inventories. Direct marketers, retailers and corporate resellers may establish direct relationships with vendors for their highest volume products, but utilize distributors as the primary source for other product requirements and an alternative source for products acquired directly. Our customers rely on our expertise and resources to gain vital insights into emerging technologies and to help them capture growth opportunities in a rapidly changing technology landscape. No single customer accounted for more than 10% of our net sales during fiscal 2020, 2019 and 2018.

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

EMPLOYEES
On January 31, 2020, we had over 15,000 employees (as measured on a full-time equivalent basis) in more than forty countries on five continents. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils. Our success depends on the talent and dedication of our employees and we strive to attract, hire, develop and retain outstanding employees. We believe significant benefits are realized from having a strong and seasoned management team with many years of experience in technology distribution and related industries. We consider relations with our employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
We sell to customers in more than 100 countries throughout North America, South America, Europe, the Middle East, Africa and the Asia-Pacific region. Over the past several years, we have expanded our presence in certain existing markets and exited certain markets based upon our assessment of, among other factors, our earnings potential and the risk exposure in those markets, including foreign currency exchange, regulatory and political risks. To the extent we decide to close any of our operations, we may incur charges and operating losses related to such closures and recognize a portion of our accumulated other comprehensive income in connection with such a disposition. For information on our net sales, operating income and identifiable assets by geographic region, see Note 16 of Notes to Consolidated Financial Statements.

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

EXECUTIVE OFFICERS
The following table sets forth the name, age and title of each of the persons who were serving as executive officers of Tech Data as of March 25, 2020:

Name	Age	Title
Richard T. Hume	60	Chief Executive Officer
Charles V. Dannewitz	65	Executive Vice President, Chief Financial Officer
Beth E. Simonetti	54	Executive Vice President, Chief Human Resources Officer
John A. Tonnison	51	Executive Vice President, Chief Information Officer
David R. Vetter	60	Executive Vice President, Chief Legal Officer
Joseph H. Quaglia	55	President, Americas
Patrick Zammit	53	President, Europe
Michael Rabinovitch	50	Senior Vice President, Chief Accounting Officer and Controller

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
A significant percentage of our revenues are from products we purchase from certain vendors, such as Apple, Inc., HP Inc. and Cisco Systems, Inc. These vendors have significant negotiating power over us and rapid, significant or adverse changes in sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, may reduce the profit we can earn on these vendors' products and result in loss of revenue and profitability. Our gross profit could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. Additionally, significant changes in vendor payment terms or payment arrangements could negatively impact our liquidity and financial condition. Our standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales), the merger or reorganization of significant vendors or significant changes in terms on their products may adversely affect our business.
We conduct business in countries outside of the U.S., which exposes us to fluctuations in foreign currency exchange rates that result in losses in certain periods.
Approximately 60%, 61% and 62% of our net sales in fiscal 2020, 2019 and 2018 were generated in countries outside of the U.S., which exposes us to fluctuations in foreign currency exchange rates. We may enter into short-term forward exchange or option contracts to hedge this risk. Nevertheless, volatile foreign currency exchange rates increase our risk of loss related to products purchased in a currency other than the currency in which those products are sold. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations have resulted in our incurring losses in some countries. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales. In addition, we may be exposed to foreign exchange risk that may occur as a result of the United Kingdom's (“U.K.”) withdrawal from the European Union, commonly referred to as "Brexit". Brexit may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets, which we may be unable to effectively manage through our foreign exchange risk management program.

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
Natural disasters, public health crises and other catastrophic events or other events outside of our control may negatively impact our business and results of operations.
If any of our facilities or the facilities of our suppliers, service providers, or customers, is affected by public health crises, such as pandemics and epidemics; political crises, such as terrorism, war, political instability or other conflict; or other events outside of our control, our business, operating results and reputation could suffer. Moreover, these types of events could negatively impact the availability of products from our suppliers, consumer and business spending in the impacted regions or globally, which could adversely impact our operating results.
For example, in March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus (COVID-19) a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, and impeded global supply chains, including our own. Our suppliers are experiencing delays in the production and export of their products, and we have experienced impacts to our freight and logistic operations, including increased costs. Additionally, we may need to close logistics centers for a period of time as a result of government mandates or self-imposed health and safety initiatives. While we have initiated short-term measures to address delays in our supply chain, including advance purchases, such measures may not be sufficient to fully mitigate the effects of the COVID-19 pandemic, and such steps may negatively impact our financial condition. We cannot at this time accurately predict what effects these conditions will have on our operations, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity and duration of the pandemic, the effect on our customers and customer demand and the length of the restrictions and closures imposed by various governments; however, we expect to see a negative impact to our revenue and earnings from the COVID-19 pandemic in the first quarter, which may continue into the second quarter or beyond.
In addition, certain of our facilities, including our corporate headquarters in Clearwater, Florida, are located in geographic areas that heighten our exposure to hurricanes, tropical storms and other severe weather events. Future weather events could cause severe damage to our property and technology and could cause major disruptions to our operations. We carry property damage and business interruption insurance; however, there can be no assurance that such insurance would be adequate to cover any losses we may incur. As such, a hurricane, tropical storm or severe weather event may have an adverse effect on our business, financial condition or results of operations.
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
The U.S. government has imposed tariffs on certain products imported into the U.S. and the Chinese government has imposed tariffs on certain products imported into China, which have increased the prices of many of the products that the Company purchases from its suppliers. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices. While the Company intends to pass price increases on to our customers, the effect of tariffs on prices may impact sales and results of operations. There can be no assurance that these and other factors will not have an adverse effect on our business.
We are subject to risks and uncertainties associated with the impact of trade discussions between the U.S. and China and related U.S. security risks and export controls. On May 15, 2019, the President of the United States issued an Executive Order that authorized export controls on Chinese entities determined to be a U.S. security threat. At the same time, the U.S. Commerce Dept. placed certain Chinese companies and their subsidiaries on the U.S. Entity List requiring U.S. companies to obtain export licensing approval before providing certain technology. We hold inventory of products impacted by the recent government action and there is uncertainty relating to the disposition of this inventory due to restrictions that would prevent purchasers from updating software on the products in the future. While we continue to take steps to mitigate our exposure to this developing situation, if the sale of these products is delayed or we are unable to return or dispose of our inventory on favorable economic terms, we may incur additional carrying costs for the inventory or otherwise record losses associated with the inventory.
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

As of January 31, 2020, we had approximately $1.5 billion of total debt. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement. Such a default may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. Our overall leverage and terms of our financing could, among other things:

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
Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. In addition, the interest rate payable on the 3.70% Senior Notes and the 4.95% Senior Notes (each as defined herein) and certain other credit facilities would be subject to adjustment from time to time if our credit rating is downgraded. The U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
We cannot predict what losses we might incur in litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time.
We cannot predict what losses we might incur from litigation matters, regulatory enforcement actions and contingencies that we may be involved with from time to time. There are various other claims, lawsuits and pending actions against us. From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to antitrust, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period. We can make no assurances that we will ultimately be successful in our defense of any of these matters.
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
Legal proceedings instituted against the Company and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger. Further, uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pendency of the Merger may disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
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

ITEM 1B. Unresolved Staff Comments.
Not applicable.

ITEM 2. Properties.

Our executive offices are located in Clearwater, Florida. As of January 31, 2020, we operated a total of 22 logistics centers and a number of smaller stocking locations to provide our customers timely delivery of products. These logistic centers are located in the following principal markets: The Americas - 10, Europe - 10, and Asia-Pacific - 2.
As of January 31, 2020, we leased or owned approximately 9.0 million square feet of space. We own approximately 2.6 million square feet of our facilities in the Americas and lease the majority of our facilities and office space in other regions. Our facilities are well maintained and are adequate to conduct our current business. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

ITEM 3. Legal Proceedings.
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax”. We estimate the total exposure related to CIDE tax, including interest, was approximately $18.2 million at January 31, 2020. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, we have not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to our consolidated net assets or liquidity.
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., for which we are a distributor. In March 2020, the Competition Authority imposed fines on us, on another distributor, and on Apple, finding that we entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on us was €76 million. We have vigorously contested the arguments of the Competition Authority, and we intend to appeal its determination to the French courts, seeking to set aside or reduce the fine. We believe we have strong arguments on appeal, but we are unable to predict the outcome, among other reasons because of the novelty of the case and the unprecedented size of the fines imposed, or how long it will take to achieve a final resolution. Under French law, however, the pendency of our appeal does not suspend the obligation to pay the fine, and we expect that we will be required to pay the full fine assessed by the Competition Authority before our appeal is finally determined. At this time, we cannot reasonably estimate the amount of loss in these proceedings and therefore have not accrued for any loss.
As disclosed in the Company's definitive proxy statement related to the Merger dated January 10, 2020 (the "Merger Proxy Statement"), as supplemented by the Company’s Current Report on Form 8-K dated February 4, 2020 (the “Supplemental Disclosure 8-K”), five lawsuits related to the Merger were filed between December 19, 2019 and January 27, 2020 comprised of one purported class action complaint brought on behalf of a putative class of the Company’s shareholders and four individual shareholder complaints (collectively, the “Merger Litigations”). The Merger Litigations alleged, among other things, that the Company’s disclosures set forth in the Merger Proxy Statement contained material omissions. As described in the Supplemental Disclosure 8-K, while the Company believes that the Merger Litigations are without merit and no supplemental disclosure was required under applicable law, in order to moot the plaintiffs’ unmeritorious disclosure claims in the Merger Litigations, to avoid the risk of the Merger Litigations delaying or adversely affecting the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Merger Proxy Statement as described in the Supplemental Disclosure 8-K. Following the filing of the Supplemental Disclosure 8-K, the plaintiffs in all of the Merger Litigations voluntarily dismissed their individual claims with prejudice.
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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Stock Market, Inc. (“NASDAQ”) under the symbol “TECD.” We have not paid cash dividends since fiscal 1983 and the Board of Directors has no current plans to institute a cash dividend payment policy in the foreseeable future. As of March 23, 2020, there were 179 holders of record.

STOCK PERFORMANCE CHART
The five-year stock performance chart below assumes an initial investment of $100 on February 1, 2015 and compares the cumulative total return for Tech Data, the NASDAQ Stock Market (U.S.) Index, and the Standard Industrial Classification, or SIC, Code 5045 – Computer and Peripheral Equipment and Software. The comparisons in the table are provided in accordance with SEC requirements and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100 on February 1, 2015
Among Tech Data Corporation,
NASDAQ Stock Market (U.S.) Index and SIC Code 5045

	2015	2016	2017	2018	2019	2020
Tech Data Corporation	100	109	150	176	167	252
NASDAQ Stock Market (U.S.) Index	100	102	126	168	168	213
SIC Code 5045 – Computer and Peripheral Equipment and Software	100	108	148	161	155	201
Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
In October 2018, the Company's Board of Directors authorized a share repurchase program for up to $200.0 million of the Company's common stock. In February 2019, the Board of Directors approved a $100.0 million increase to the program. In August 2019, the Company's Board of Directors authorized the repurchase of up to an additional $200.0 million of the Company's common stock, resulting in a total share repurchase authorization of $500.0 million. During the year ended January 31, 2020, there were 1,723,081 shares repurchased by the Company at an average price of $98.77 per share, for a total cost, including expenses, of approximately $170.2 million under the program. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, the Company suspended its share repurchase program as of November 13, 2019.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended January 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
November 1 - November 30, 2019	25,472	$125.59	25,472	$222,784,036
December 1 - December 31, 2019	—	—	—	222,784,036
January 1 - January 31, 2020	—	—	—	222,784,036
Total	25,472	$125.59	25,472

ITEM 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

FIVE-YEAR FINANCIAL SUMMARY
Year ended January 31:	2020	2019	2018 (1)	2017	2016 (2)
(in thousands, except per share data)
Income statement data:
Net sales	$36,998,421	$37,238,950	$33,597,841	$24,193,697	$26,379,783
Gross profit	2,297,647	2,255,899	2,115,621	1,301,927	1,286,661
Operating income (3) (4) (5) (6)	582,329	493,802	410,079	291,902	401,428
Net income (7)	$374,500	$340,580	$116,641	$195,095	$265,736
Earnings per share—basic	$10.35	$8.94	$3.07	$5.54	$7.40
Earnings per share—diluted	$10.27	$8.89	$3.05	$5.51	$7.36
Dividends per common share	—	—	—	—	—

Balance sheet data:
Working capital (8)	$1,953,707	$2,085,889	$2,095,573	$2,701,472	$1,889,415
Total assets	13,268,609	12,986,552	12,920,359	8,118,934	6,358,288
Revolving credit loans and current maturities of long-term debt, net	112,882	110,368	132,661	373,123	18,063
Long-term debt, less current maturities	1,338,136	1,300,554	1,505,248	989,924	348,608
Total shareholders' equity	3,119,455	2,936,723	2,921,492	2,169,888	2,005,755

(1)	During fiscal 2018, we completed the acquisition of TS (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

(2)
We adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” during fiscal 2019 using the full retrospective transition method and adjusted results from fiscal 2017 and 2018. Results from fiscal 2016 have not been recast for the adoption of this standard.

(3)
During fiscal 2020 and 2019, we recorded restructuring expenses of $17.4 million and $42.5 million, respectively, associated with the Global Business Optimization Program. During fiscal 2020, we additionally recorded acquisition, integration and restructuring expenses of $8.6 million related to the Merger and the acquisition of DLT. During fiscal 2019, 2018 and 2017, we recorded acquisition, integration and restructuring expenses of $45.4 million, $136.3 million and $29.0 million, respectively, associated with the acquisition of TS (see Note 6 of Notes to Consolidated Financial Statements for further discussion).

(4)
During fiscal 2019, we recorded goodwill impairment expense of $47.4 million related to our Asia-Pacific reporting unit (see Note 4 of Notes to Consolidated Financial Statements for further discussion).

(5)
During fiscal 2020, 2019, 2018, 2017 and 2016, we recorded gains of $0.6 million, $15.4 million, $41.3 million, $4.1 million and $98.4 million, respectively, associated with legal settlements, net of attorney fees and expenses (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

(6)	During fiscal 2019, we recorded a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

(7)
During fiscal 2020, 2019, 2018 and 2017, we recorded income tax (expenses)/benefits of ($1.3) million, $6.0 million, ($1.2) million and $12.5 million, respectively, related to changes in deferred tax valuation allowances. During fiscal 2019 and 2018, we also recorded income tax benefits/(expenses) of $49.2 million and ($95.4) million related to the impact of the enactment of U.S. Tax Reform (see Note 9 of Notes to Consolidated Financial Statements for further discussion).

(8)	Working capital represents total current assets less total current liabilities in the Consolidated Balance Sheet.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data,” “we,” “our,” “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A, "Risk Factors" in this Annual Report on Form 10-K for the year ended January 31, 2020 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
On November 25, 2019, we completed the acquisition of DLT Solutions ("DLT"), a premier software and cloud solutions aggregator focused on the U.S. public sector. We acquired all of the outstanding shares of DLT for a preliminary purchase price of approximately $210 million in cash, subject to certain working capital and other adjustments. The DLT acquisition enables us to proactively develop opportunities, accelerate growth and simplify complexity for our channel partners that are serving the U.S. public sector space.
Planned Acquisition
On November 12, 2019, we entered into an Agreement and Plan of Merger, as subsequently amended on November 27, 2019 (the ''Merger Agreement''), with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (“Apollo”), a leading global alternative investment manager. Pursuant to the Merger Agreement, the affiliates of the Apollo Funds will acquire all the outstanding shares of the Company’s common stock (other than shares held by us as treasury stock or held by certain affiliates of the Apollo Funds) for $145 per share in cash (the “Merger”). On February 12, 2020, we held a special meeting of shareholders. At such meeting, the Merger Agreement was approved and adopted by a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. The waiting period with respect to the premerger notification and report form filed by the parties under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. The completion of the Merger remains subject to other customary closing conditions and to certain foreign regulatory approvals.  All applications for foreign regulatory approvals have been filed, and some have been granted while others are still pending.

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

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses; goodwill impairment; legal settlements and other, net; gain on disposal of subsidiary; value added tax assessments and related interest expense; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; tax indemnifications; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses; goodwill impairment; legal settlements and other, net; gain on disposal of subsidiary; value added tax assessments and related interest expense; acquisition-related intangible assets amortization expense; acquisition-related financing expenses; tax indemnifications; the income tax effects of these adjustments; change in deferred tax valuation allowances and the impact of U.S. Tax Reform.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales.

Year ended January 31:	2020	2019	2018
Net sales	100.00%	100.00%	100.00%
Cost of products sold	93.79	93.94	93.70
Gross profit	6.21	6.06	6.30
Operating expenses:
Selling, general and administrative expenses	4.57	4.43	4.79
Acquisition, integration and restructuring expenses	0.07	0.23	0.41
Goodwill impairment	—	0.13	—
Legal settlements and other, net	—	(0.04)	(0.12)
Gain on disposal of subsidiary	—	(0.02)	—
	4.64	4.73	5.08
Operating income	1.57	1.33	1.22
Interest expense	0.23	0.29	0.33
Other expense (income), net	0.03	0.04	—
Income before income taxes	1.31	1.00	0.89
Provision for income taxes	0.30	0.09	0.54
Net income	1.01%	0.91%	0.35%

NET SALES

The following tables summarize our net sales and change in net sales by geographic region for the fiscal years ended January 31, 2020, 2019 and 2018 (in billions):

Year ended January 31:	2020	2019	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$36,998	$37,239	$(241)	(0.6)%
Impact of changes in foreign currencies	986	—	986
Consolidated net sales, as adjusted	$37,984	$37,239	$745	2.0%

Americas net sales, as reported	$16,600	$16,041	$559	3.5%
Impact of changes in foreign currencies	60	—	60
Americas net sales, as adjusted	$16,660	$16,041	$619	3.9%

Europe net sales, as reported	$19,132	$20,026	$(894)	(4.5)%
Impact of changes in foreign currencies	907	—	907
Europe net sales, as adjusted	$20,039	$20,026	$13	0.1%

Asia-Pacific net sales, as reported	$1,266	$1,172	$94	8.0%
Impact of changes in foreign currencies	19	—	19
Asia-Pacific net sales, as adjusted	$1,285	$1,172	$113	9.6%

2020 - 2019 NET SALES COMMENTARY
AMERICAS

•
The increase in Americas net sales, as adjusted, of approximately $619 million is primarily due to growth in personal computer systems and software, including the impact of the acquisition of DLT in November 2019.

EUROPE

•
The increase in Europe net sales, as adjusted, of approximately $13 million is primarily due to growth in software. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•	The increase in Asia-Pacific net sales, as adjusted, of $113 million is primarily due to growth in data center products.

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
Consolidated net sales, as reported	$37,239	$33,598	$3,641	10.8%
Impact of changes in foreign currencies	(238)	—	(238)
Consolidated net sales, as adjusted	$37,001	$33,598	$3,403	10.1%

Americas net sales, as reported	$16,041	$14,419	$1,622	11.2%
Impact of changes in foreign currencies	45	—	45
Americas net sales, as adjusted	$16,086	$14,419	$1,667	11.6%

Europe net sales, as reported	$20,026	$18,148	$1,878	10.3%
Impact of changes in foreign currencies	(314)	—	(314)
Europe net sales, as adjusted	$19,712	$18,148	$1,564	8.6%

Asia-Pacific net sales, as reported	$1,172	$1,031	$141	13.7%
Impact of changes in foreign currencies	31	—	31
Asia-Pacific net sales, as adjusted	$1,203	$1,031	$172	16.7%

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

GROSS PROFIT

The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the fiscal years ended January 31, 2020, 2019 and 2018:

Year ended January 31:	2020	2019	$ Change	% Change
(in millions)
Gross profit, as reported	$2,298	$2,256	$42	1.9%
Impact of changes in foreign currencies	57	—	57
Gross profit, as adjusted	$2,355	$2,256	$99	4.4%

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
Gross profit, as reported	$2,256	$2,116	$140	6.6%
Impact of changes in foreign currencies	(10)	—	(10)
Gross profit, as adjusted	$2,246	$2,116	$130	6.1%

COMMENTARY

2020 - 2019

•
The increase in gross profit, as adjusted, of $99 million is primarily due to an increase in net sales volume and the mix of products sold. The increase in our year-over-year gross profit as a percentage of net sales is primarily due to the mix of products sold.

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

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following tables provide a comparison of our selling, general and administrative expenses:

Year ended January 31:	2020	2019	$ Change	% Change
(in millions)
SG&A, as reported	$1,691	$1,649	$42	2.5%
Impact of changes in foreign currencies	46	—	46
SG&A, as adjusted	$1,737	$1,649	$88	5.3%

SG&A as a percentage of net sales, as reported	4.57%	4.43%		14 bps

The increase in SG&A, as adjusted, of approximately $88 million and SG&A as a percentage of net sales, as reported, of 14 basis points is primarily due to increased investments in our strategic priorities and a benefit in the prior year of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible, partially offset by savings from our Global Business Optimization Program.

Year ended January 31:	2019	2018	$ Change	% Change
(in millions)
SG&A, as reported	$1,649	$1,611	$38	2.4%
Impact of changes in foreign currencies	(11)	—	(11)
SG&A, as adjusted	$1,638	$1,611	$27	1.7%

SG&A as a percentage of net sales, as reported	4.43%	4.79%		(36) bps

The increase in SG&A, as adjusted, of $27 million is primarily due to an additional month of TS operations due to the timing of the completion of the acquisition in the prior year, partially offset by a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible. The decrease in SG&A as a percentage of net sales, as reported, of 36 basis points is primarily due to greater operating leverage from our increased sales and a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES

Acquisition, integration and restructuring expenses are primarily comprised of costs related to the fiscal 2018 acquisition of TS, restructuring costs related to the Global Business Optimization Program which was initiated in fiscal 2019, the fiscal 2020 acquisition of DLT and the proposed Merger.

Acquisition of TS

Acquisition, integration and restructuring expenses related to the acquisition of TS are primarily comprised of restructuring costs, IT related costs, professional services, transaction related costs and other costs. Restructuring costs are comprised of severance and facility exit costs. IT related costs consist primarily of data center and non-ERP application migration and integration costs, as well as, IT related professional services. Professional services are primarily comprised of integration related activities, including professional fees for project management, accounting, tax and other consulting services. Transaction related costs primarily consist of investment banking fees, legal expenses and due diligence costs incurred in connection with the completion of the transaction. Other costs includes payroll related costs including retention, stock compensation, relocation and travel expenses incurred as part of the integration of TS. For the fiscal year ended January 31, 2019, other costs are partially offset by a gain of $9.6 million related to the final working capital adjustment for the acquisition of TS as part of a settlement agreement with Avnet.

We incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the year ended January 31, 2020 and do not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for fiscal 2019 and 2018 related to the acquisition of TS are comprised of the following:

Year ended January 31:	2019	2018
(in millions)
Restructuring costs	$19.8	$35.1
IT related costs	13.2	18.3
Professional services	6.0	42.6
Transaction related costs	1.7	20.2
Other costs	4.7	20.1
Total	$45.4	$136.3
Pending Merger and DLT Acquisition
Additionally, we incurred $8.6 million of professional services and other transaction related costs during the year ended January 31, 2020 related to the proposed Merger and the acquisition of DLT.
Global Business Optimization Program
In fiscal 2019, our Board of Directors approved the Global Business Optimization Program (the “GBO Program”) to increase investment in our strategic priorities and implement operational initiatives to drive productivity and enhance profitability. Under the GBO Program, we expect to incur cumulative cash charges through fiscal 2021 of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. The cash charges primarily consist of severance costs, and also include professional services and other costs. The GBO Program is expected to result in annual cost savings of $70 million to $80 million by the end of fiscal 2021, of which approximately half is expected to be reinvested to accelerate our strategic priorities.
Restructuring expenses related to the GBO Program are comprised of the following:

Year ended January 31:	2020	2019	Cumulative Amounts Incurred to Date
(in millions)
Severance costs	$12.0	$26.4	$38.4
Professional services and other costs	5.4	16.1	21.5
Total	$17.4	$42.5	$59.9

Restructuring expenses related to the GBO Program by segment are as follows:

Year ended January 31:	2020	2019
(in millions)
Americas	$7.9	$12.1
Europe	8.4	29.0
Asia-Pacific	1.1	1.4
Total	$17.4	$42.5

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

GAIN ON DISPOSAL OF SUBSIDIARY
During fiscal 2019, we executed an agreement to sell certain of our operations in Ireland for a total sales price of approximately $15.3 million. We recorded a gain on sale of $6.7 million during the year ended January 31, 2019, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with our investment in this foreign entity. We recorded an additional gain on the sale of this entity of $1.4 million during the year ended January 31, 2020. The operating results of this entity during the years ended January 31, 2019 and 2018 were insignificant relative to the consolidated financial results.

OPERATING INCOME
The following tables provide a comparison of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended January 31, 2020, 2019 and 2018:
2020 - 2019 COMMENTARY

•
The increase in GAAP operating income of $88.5 million as compared to the prior fiscal year is primarily due to a decrease of $61.9 million in acquisition, integration and restructuring costs, a prior year goodwill impairment expense of $47.4 million, favorable changes is product mix and an increase in net sales volume, excluding the impact of changes in foreign currencies. This was partially offset by an increase in SG&A costs, including a prior year benefit of $25 million related to the collection of an accounts receivable balance previously considered uncollectible, and lower gains on legal settlements.

•
The decrease in non-GAAP operating income of $13.5 million as compared to the prior fiscal year is primarily due to an increase in SG&A costs, including a prior year benefit of $25 million related to the collection of an accounts receivable balance previously considered uncollectible. This was partially offset by favorable changes in product mix and an increase in net sales volume, excluding the impact of changes in foreign currencies.

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

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2020	2019	2018
(in millions)
Operating income	$582.3	$493.8	$410.1
Acquisition, integration and restructuring expenses	26.0	87.9	136.3
Goodwill impairment	—	47.4	—
Legal settlements and other, net	(0.6)	(15.4)	(41.3)
Gain on disposal of subsidiary	(1.4)	(6.7)	—
Value added tax assessments	—	—	1.7
Tax indemnifications	1.2	9.6	6.5
Acquisition-related intangible assets amortization expense	86.9	91.3	89.4
Non-GAAP operating income	$694.4	$707.9	$602.7

AMERICAS

2020 - 2019 COMMENTARY

•
The decrease in GAAP operating income of $33.4 million as compared to the prior fiscal year is primarily due to a prior year benefit of $25 million related to the collection of an accounts receivable balance previously considered uncollectible, increased investments in our strategic priorities and lower gains from legal settlements. This was partially offset by an increase in net sales volume, favorable changes in product mix and a decrease in acquisition, integration and restructuring costs.

•
The decrease in non-GAAP operating income of $26.2 million as compared to the prior fiscal year is primarily due to a prior year benefit of $25 million related to the collection of an accounts receivable balance previously considered uncollectible and increased investments in our strategic priorities. This was partially offset by an increase in net sales volume and favorable changes in product mix.

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

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

AMERICAS GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2020	2019	2018
(in millions)
Operating income - Americas	$333.2	$366.6	$248.4
Acquisition, integration and restructuring expenses	16.1	25.2	75.5
Legal settlements and other, net	(0.6)	(15.4)	(42.6)
Value added tax assessments	—	—	0.5
Tax indemnifications	—	0.7	—
Acquisition-related intangible assets amortization expense	56.4	54.2	51.9
Non-GAAP operating income - Americas	$405.1	$431.3	$333.7

EUROPE
2020 - 2019 COMMENTARY

•
The increase in GAAP operating income of $77.1 million, as compared to the prior fiscal year, is primarily due to a reduction in acquisition, integration and restructuring costs and favorable changes in product mix.

•	The increase in non-GAAP operating income of $18.5 million, as compared to the prior fiscal year, is primarily due to favorable changes in product mix.

2019 - 2018 COMMENTARY

•
The increase in GAAP operating income and non-GAAP operating income of $21.8 million and $16.3 million, respectively, as compared to the prior fiscal year, is primarily due to an increase in net sales volume, partially offset by an increase in SG&A expenses.

•	The GAAP and non-GAAP results are also impacted by an additional month of TS operations due to the timing of the completion of the acquisition in the prior year.

EUROPE GAAP TO NON-GAAP RECONCILIATION OF OPERATING INCOME

Year ended January 31:	2020	2019	2018
(in millions)
Operating income - Europe	$272.5	$195.4	$173.6
Acquisition, integration and restructuring expenses	8.4	57.7	56.2
Legal settlements and other, net	—	—	1.3
Gain on disposal of subsidiary	(1.4)	(6.7)	—
Value added tax assessments	—	—	1.2
Tax indemnifications	1.3	9.5	6.5
Acquisition-related intangible assets amortization expense	25.3	31.7	32.5
Non-GAAP operating income - Europe	$306.1	$287.6	$271.3

ASIA-PACIFIC

Year ended January 31:	2020		2019		2018
	$ in millions	as a % of net sales	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating income (loss) - Asia-Pacific	$8.8	0.69%	$(36.7)	(3.13)%	$17.5	1.70%
Acquisition, integration and restructuring expenses	1.1		2.4		0.8
Goodwill impairment	—		47.4		—
Tax indemnifications	(0.1)		(0.6)		—
Acquisition-related intangible assets amortization expense	5.2		5.4		5.0
Non-GAAP operating income - Asia-Pacific	$15.0	1.18%	$17.9	1.53%	$23.3	2.26%

2020 - 2019 COMMENTARY

•
GAAP operating income increased by $45.5 million when compared to the prior year primarily due to the prior year goodwill impairment expense of $47.4 million and an increase in net sales volume, partially offset by an increase in SG&A expenses.

•	The decrease in non-GAAP operating income of $2.9 million when compared to the prior fiscal year is primarily due to an increase in SG&A expenses, partially offset by an increase in net sales volume.

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

Year ended January 31:	2020	2019	2018
(in millions)
Americas	$333.2	$366.6	$248.4
Europe	272.5	195.4	173.6
Asia-Pacific	8.8	(36.7)	17.5
Stock-based compensation expense	(32.2)	(31.5)	(29.4)
Operating income	$582.3	$493.8	$410.1

INTEREST EXPENSE

				% Change:
Year ended January 31:	2020	2019	2018	2020 to 2019	2019 to 2018
(in millions)
Interest expense	$86.0	$106.7	$112.2	(19.4)%	(4.9)%
Percentage of net sales	0.23%	0.29%	0.33%

The decrease in interest expense in fiscal 2020 compared to fiscal 2019 of $20.7 million is primarily due to a benefit of $10.2 million related to our net investment hedges (see further discussion in Note 12 of Notes to Consolidated Financial Statements) and lower interest rates and average balances outstanding on term loan credit agreements.

The decrease in interest expense in fiscal 2019 compared to fiscal 2018 of $5.5 million is primarily due to $8.3 million of prior year interest expense on $350 million of Senior Notes that matured in September 2017, $4.6 million of costs incurred in the prior year related to a commitment for a bridge loan facility obtained in conjunction with the acquisition of TS, and lower amounts outstanding on term loan credit agreements, partially offset by higher average borrowings and interest rates on other credit facilities during the period.

OTHER EXPENSE (INCOME), NET

Year ended January 31:	2020	2019	2018
(in millions)
Other expense (income), net	$11.8	$13.8	$(1.2)
Percentage of net sales	0.03%	0.04%	—%

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

The change in other expense (income), net, in fiscal 2020 compared to fiscal 2019 is primarily attributable to higher gains on the investments contained within life insurance policies, partially offset by lower interest income and higher discount fees on of the sale of accounts receivable. The gains on investments are substantially offset in our payroll costs which are reflected in SG&A as part of operating income.

The change in other expense (income), net, during fiscal 2019 compared to fiscal 2018 is primarily attributable to lower gains on the investments contained within life insurance policies of $9.0 million and higher discount fees on the sale of accounts receivable of $5.9 million.

PROVISION FOR INCOME TAXES
2020 - 2019 COMMENTARY

The increase in both the effective tax rate and the provision for income taxes in fiscal 2020 as compared to fiscal 2019 is primarily due to the impact of the following:

•	In fiscal 2019, we finalized our analysis of the impact of the enactment of U.S. Tax Reform and decreased our estimate of the one-time transition tax by $49.2 million.

•
In fiscal 2019, we recorded income tax benefits of $13.0 million in relation to the settlement agreement reached with Avnet (see Note 5 of Notes to Consolidated Financial Statements for further discussion).

•	In fiscal 2019, we recorded income tax benefits of $9.6 million due to the resolution of certain pre-acquisition tax matters related to TS.

•	In fiscal 2019, we recorded income tax benefits of $6.0 million related to changes in deferred tax valuation allowances.

Additionally, the increase in the absolute dollar value of the provision for income taxes as compared to the prior year is due to an increase in taxable earnings. The change in the effective tax rate was also impacted by goodwill impairment expense in fiscal 2019 which was not deductible for tax purposes and the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

2019 - 2018 COMMENTARY

The decrease in both the effective tax rate and the provision for income taxes in fiscal 2019 as compared to fiscal 2018 is primarily due to the impact of the following:

•	In fiscal 2018, we recorded income tax expense of $95.4 million related to our provisional estimate of the impact of the enactment of U.S. Tax Reform

•	In fiscal 2019, we finalized our analysis of the impact of the enactment of U.S. Tax Reform and decreased our estimate of the one-time transition tax by $49.2 million.

•	In fiscal 2019, we recorded income tax benefits of $13.0 million in relation to the settlement agreement reached with Avnet.

•	In fiscal 2019, we recorded income tax benefits of $6.0 million related to changes in deferred tax valuation allowances.

•	The decrease in the U.S. federal income tax rate partially offset by Global Intangible Low-Taxed Income provisions due to U.S. Tax Reform.

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

Tax Indemnifications

In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, we have recorded certain indemnification assets and liabilities for expected amounts to be received from and paid to Avnet. During the years ended January 31, 2020, 2019 and 2018, due to the resolution of certain pre-acquisition tax matters and the expiration of certain statutes of limitation, we recorded benefits in income tax expense of $1.2 million, $9.6 million and $6.5 million, respectively. As a result, we recorded expenses of $1.2 million, $9.6 million and $6.5 million during the years ended January 31, 2020, 2019 and 2018, respectively, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Income, related to changes in the corresponding indemnification assets and liabilities recorded. The net impact of these items had no impact on our net income.

NET INCOME AND EARNINGS PER SHARE - DILUTED
The following table provides a comparison of GAAP net income and earnings per share-diluted and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the fiscal years ended January 31, 2020, 2019 and 2018 ($ in millions, except per share data):

GAAP TO NON-GAAP RECONCILIATION OF NET INCOME AND EARNINGS PER SHARE-DILUTED

	Net Income			Earnings per Share-Diluted
Year ended January 31:	2020	2019	2018	2020	2019	2018
(in millions)
GAAP Results	$374.5	$340.6	$116.6	$10.27	$8.89	$3.05
Acquisition, integration and restructuring expenses	26.0	87.9	136.3	0.71	2.29	3.57
Goodwill impairment	—	47.4	—	—	1.24	—
Legal settlements and other, net	(0.6)	(15.4)	(41.0)	(0.02)	(0.40)	(1.07)
Gain on disposal of subsidiary	(1.4)	(6.7)	—	(0.04)	(0.18)	—
Value added tax assessments and related interest expense	—	(0.9)	2.6	—	(0.02)	0.06
Acquisition-related intangible assets amortization expense	86.9	91.3	89.4	2.38	2.38	2.34
Acquisition-related financing expenses	—	—	8.8	—	—	0.23
Tax indemnifications	1.2	9.6	6.5	0.03	0.25	0.17
Income tax effect of tax indemnifications	(1.2)	(9.6)	(6.5)	(0.03)	(0.25)	(0.17)
Income tax effect of other adjustments above	(27.9)	(40.1)	(61.0)	(0.76)	(1.04)	(1.60)
Income tax benefit from acquisition settlement	—	(13.0)	—	—	(0.34)	—
Change in deferred tax valuation allowances	1.3	(6.0)	1.2	0.04	(0.16)	0.03
Impact of U.S. Tax Reform	—	(49.2)	95.4	—	(1.28)	2.50
Non-GAAP results	$458.8	$435.9	$348.3	$12.58	$11.38	$9.11

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH CONVERSION CYCLE

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. The following tables present the components of our cash conversion cycle, in days, as of January 31, 2020, 2019 and 2018.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Year ended January 31:	2020	2019	2018
(in millions)
Net cash provided by (used in):
Operating activities	$593.1	$380.1	$1,094.5
Investing activities	(290.3)	(171.7)	(2,479.2)
Financing activities	(243.5)	(332.2)	119.9
Effect of exchange rate changes on cash and cash equivalents	(17.1)	(32.7)	94.8
Net increase (decrease) in cash and cash equivalents	$42.2	$(156.5)	$(1,170.0)

OPERATING ACTIVITIES
The increase in cash resulting from operating activities in fiscal 2020 compared to fiscal 2019 is primarily due to the favorable impact of changes in working capital and higher earnings.
The decrease in cash resulting from operating activities in fiscal 2019 compared to fiscal 2018 is primarily due to favorable changes in working capital in fiscal 2018, including the impacts of changes in payment terms with certain vendors and the acquisition of TS.
The significant components of our investing and financing cash flow activities are listed below.

INVESTING ACTIVITIES
2020

•	$210 million cash paid for the acquisition of DLT (see Note 5 of Notes to Consolidated Financial Statements for further discussion)

•	$84.8 million of capital expenditures

2019

•	$120 million in cash paid for the acquisition of TS pertaining to a settlement agreement with Avnet (see Note 5 of Notes to Consolidated Financial Statements for further discussion)

•	$61.4 million of capital expenditures

2018

•	$2.25 billion in cash paid for the acquisition of TS, net of cash acquired

•	$156 million paid to purchase certain logistics centers and office facilities upon termination of a synthetic lease arrangement

FINANCING ACTIVITIES
2020

•	$170.2 million paid to repurchase common stock under our share repurchase program

•	Repayment of $31.3 million of debt in connection with the acquisition of DLT

2019

•	Repayment of $200.0 million on the term loan credit agreements

•	$107.0 million paid to repurchase common stock under our share repurchase program

2018

•	Net borrowings under the term loan credit agreements of $500.0 million

•	Repayment of $350.0 million 3.75% Senior Notes upon maturity

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 32% at January 31, 2020. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. We believe that our existing sources of liquidity, including our financing facilities and cash resources, as well as cash expected to be provided by operating activities will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

At January 31, 2020, we had approximately $841.4 million in cash and cash equivalents, of which approximately $749.6 million was held in our foreign subsidiaries. As discussed above, we currently have sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. As of January 31, 2019, we completed our accounting for the tax effects of U.S. Tax Reform including finalizing the accounting related to our indefinite reinvestment assertion. As a result of the transition tax incurred pursuant to U.S. Tax Reform, we were able to repatriate foreign cash, along with the majority of our remaining foreign earnings which have been previously taxed, with minimal additional tax consequences. We plan to continue reinvesting future foreign earnings indefinitely outside the U.S. Any future remittances of foreign cash could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

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

On March 10, 2020, Tiger Merger Sub Co., an affiliate of certain investment funds managed by affiliates of Apollo, launched an offer to purchase for cash any and all of our outstanding 3.70% Senior Notes and any and all of our outstanding 4.95% Senior Notes and a consent solicitation to amend the indenture and global securities establishing the 3.70% Senior Notes and the 4.95% Senior Notes to (i) eliminate the requirement to make a “change of control” offer in connection with the proposed merger of Tiger Merger Sub Co. into the Company pursuant to the Merger Agreement and (ii) make certain other customary changes for a privately-held company to the “change of control” provisions (the “Proposed Amendments”). Concurrently with, but separate from, the aforementioned offer to purchase and consent solicitation, Tiger Merger Sub. Co. launched a consent solicitation for the Proposed Amendments for holders of the 4.95% Senior Notes. On March 24, 2020, Tiger Merger Sub Co. announced that the requisite more than 50% of consents were received to adopt the Proposed Amendments. On March 24, 2020, we entered into a Supplemental Indenture with respect to the Indenture and Global Security for the 3.70% Senior Notes and a Supplemental Indenture with respect to the Indenture and Global Security for the 4.95% Senior Notes effecting the Proposed Amendments.

Other credit facilities
We have a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on our debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain of our subsidiaries to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at January 31, 2020 and 2019.

We entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. We paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on our debt rating. We had $300 million outstanding under the 2016 Term Loan Credit Agreement at January 31, 2019. On August 2, 2019, we entered into a new term loan credit agreement (the "2019 Term Loan Credit Agreement"), the proceeds of which were used to repay in full the amounts outstanding under the 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions. We had $300.0 million outstanding under the 2019 Term Loan Credit Agreement at January 31, 2020.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.7 billion, respectively, at January 31, 2020 and 2019. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. We pay interest on advances under the Receivables Securitization Program at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2020 and 2019.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $374.8 million at January 31, 2020 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $108.4 million outstanding on these facilities at January 31, 2020, at a weighted average interest rate of 6.79%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.

At January 31, 2020, we had also issued standby letters of credit of $38.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2020, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements
We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At January 31, 2020 and 2019, we had a total of $739 million and $1.1 billion, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the fiscal years ended January 31, 2020, 2019 and 2018, discount fees recorded under these facilities were $15.9 million, $14.9 million and $9.0 million, respectively, which are included as a component of "other expense (income), net" in the Consolidated Statement of Income.

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

We repurchased 1,723,081 shares of our common stock at a cost of $170.2 million during the year ended January 31, 2020 and 1,429,154 shares of our common stock at a cost of $107.0 million during the year ended January 31, 2019. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, we suspended our share repurchase program as of November 13, 2019.

CONTRACTUAL OBLIGATIONS
As of January 31, 2020, future payments due under contractual obligations are as follows:

(in millions)	Operating leases	Debt (1)	U.S. Tax Reform (2)	Total
Fiscal year:
2021	$70.3	$164.2	$—	$234.5
2022	51.8	381.3	—	433.1
2023	42.4	547.2	4.9	594.5
2024	32.7	25.4	10.3	68.4
2025	21.7	24.8	12.8	59.3
Thereafter	56.7	561.9	—	618.6
Total payments	275.6	1,704.8	28.0	2,008.4
Less amounts representing interest	—	(247.8)	—	(247.8)
Total principal payments	$275.6	$1,457.0	$28.0	$1,760.6

(1)
Amounts include fixed rate interest on the Senior Notes as well as the estimated interest on the outstanding balance of the 2019 Term Loan Credit Agreement based on the applicable interest rate as of January 31, 2020. Amounts exclude estimated interest on other committed and uncommitted revolving credit facilities as these facilities are at variable rates of interest.

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
Our foreign currency exposure relates primarily to international transactions, where the currency collected from customers can be different from the currency used to purchase the product. Our transactions in foreign currencies are denominated primarily in the following currencies: Australian dollar, British pound, Canadian dollar, Czech koruna, Danish krone, euro, Indian rupee, Indonesian rupiah, Mexican peso, Norwegian krone, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and U.S. dollar. The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. A 10% decrease in average foreign exchange rates against the U.S. dollar, as compared to actual average foreign exchange rates for fiscal 2020, would have decreased fiscal 2020 net sales by approximately $2.2 billion and operating income by approximately $28 million.
Our foreign currency risk management objective is to protect our earnings and cash flows from the adverse impact of exchange rate changes through the use of foreign currency forward contracts and a cross-currency swap. In order to provide an assessment of our foreign currency exchange rate risk, we performed a sensitivity analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $0.8 million and $1.0 million at January 31, 2020 and 2019, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of January 31, 2020, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
We are also exposed to changes in interest rates primarily as a result of our debt used to maintain liquidity and to finance working capital, capital expenditures and acquisitions. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Approximately 69% and 70%, respectively, of our outstanding debt had fixed interest rates at January 31, 2020 and 2019. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. A one percentage point change in average interest rates would have an impact on interest expense of $4.6 million based on the Company's outstanding variable rate debt at January 31, 2020.

ITEM 8. Financial Statements and Supplementary Data.

All schedules and exhibits not included are not applicable, not required or would contain information which is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tech Data Corporation and subsidiaries (the Company) as of January 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders‘ equity, and cash flows, for each of the three fiscal years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of customer and vendor relationships intangible asset in the DLT Solutions LLC acquisition
Description of the Matter
On November 25, 2019, the Company completed its acquisition of DLT Solutions LLC (DLT) for net consideration of $210 million and the Company preliminarily allocated approximately $208.0 million of the purchase price to the fair value of the acquired customer and vendor relationships intangible asset. As explained in Note 5 to the consolidated financial statements, the transaction was accounted for as a business combination and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value and is subject to change based on the finalization of their fair values of the assets acquired and liabilities assumed.
Auditing management’s preliminary valuation of the customer and vendor relationships intangible asset in the DLT acquisition was complex and judgmental due to the significant estimation uncertainty in the Company’s determination of the preliminary fair value of the customer and vendor relationships intangible asset using a discounted cash flow model. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including forecasted revenue growth rates, forecasted profit margin, customer and vendor attrition rates and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its estimation process supporting the recognition and measurement of the customer and vendor relationships intangible asset, including controls over management’s evaluation of the methodology and underlying assumptions used in determining the fair value.
To test the estimated fair value of the customer and vendor relationships intangible asset, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company in the valuation of the customer and vendor relationships intangible asset, and the reasonableness of significant assumptions and estimates. For example, we performed analyses to evaluate the sensitivity of changes in assumptions to the fair value of the customer and vendor relationships intangible asset and compared the significant assumptions to current industry, market and economic trends, and historical results of the acquired business. In addition, we involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the preliminary fair value estimates, such as the discount rate utilized in the valuation of the customer and vendor relationships intangible asset.

Accounting for Income Taxes
Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended January 31, 2020, the Company recognized a consolidated provision for income taxes of $110.0 million with $47.7 million related to its U.S. operations and $62.3 million related to its non-U.S. operations.
Auditing management’s calculation of the provision for income taxes was complex because the Company’s global structure required an assessment of the Company’s interpretation and application of tax laws in multiple jurisdictions including the income tax impact of the legal entity ownership structure. The assessment of tax positions involves the evaluation and application of complex statutes, regulations, and case law which are subject to legal and factual interpretation and judgment. Our audit procedures required significant audit effort including the use of our tax professionals to assist in evaluating the audit evidence obtained from these procedures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over management’s calculation of its provision for income taxes. For example, we tested management’s controls over the identification and analysis of changes to tax laws in the various jurisdictions in which it operates.
To test the Company’s calculation of the provision for income taxes, we performed audit procedures that included, among others, evaluating the income tax impact of the Company’s structure, operations and jurisdictional tax law and considered the impact of any changes in the current year. We involved our tax professionals to evaluate the application of tax law to management’s tax positions, including assessing the Company’s correspondence with the relevant tax authorities and its analysis of income tax positions. Additionally, our procedures included testing the related effective tax rate reconciliation, evaluating the tax impact of permanent and temporary differences, and testing the application of new regulations, case law, and other authoritative guidance.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2000.
Tampa, Florida
March 25, 2020

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

As of January 31:	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$841,366	$799,123
Accounts receivable, less allowances of $79,440 and $73,270	6,192,203	6,241,740
Inventories	3,042,541	3,297,385
Prepaid expenses and other assets	362,182	354,601
Total current assets	10,438,292	10,692,849
Property and equipment, net	287,150	274,917
Goodwill	973,257	892,990
Intangible assets, net	1,094,676	950,858
Other assets, net	475,234	174,938
Total assets	$13,268,609	$12,986,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,259,246	$7,496,466
Accrued expenses and other liabilities	1,112,457	1,000,126
Revolving credit loans and current maturities of long-term debt, net	112,882	110,368
Total current liabilities	8,484,585	8,606,960
Long-term debt, less current maturities	1,338,136	1,300,554
Other long-term liabilities	326,433	142,315
Total liabilities	10,149,154	10,049,829
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at January 31, 2020 and 2019	89	89
Additional paid-in capital	855,020	844,206
Treasury stock, at cost (23,819,230 and 22,305,464 shares at January 31, 2020 and 2019)	(1,198,132)	(1,037,872)
Retained earnings	3,461,014	3,086,514
Accumulated other comprehensive income	1,464	43,786
Total shareholders' equity	3,119,455	2,936,723
Total liabilities and shareholders' equity	$13,268,609	$12,986,552
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)

Year ended January 31:	2020	2019	2018

Net sales	$36,998,421	$37,238,950	$33,597,841
Cost of products sold	34,700,774	34,983,051	31,482,220
Gross profit	2,297,647	2,255,899	2,115,621
Operating expenses:
Selling, general and administrative expenses	1,691,311	1,648,895	1,610,613
Acquisition, integration and restructuring expenses	26,030	87,920	136,272
Goodwill impairment	—	47,434	—
Legal settlements and other, net	(633)	(15,406)	(41,343)
Gain on disposal of subsidiary	(1,390)	(6,746)	—
	1,715,318	1,762,097	1,705,542
Operating income	582,329	493,802	410,079
Interest expense	86,005	106,725	112,207
Other expense (income), net	11,786	13,792	(1,212)
Income before income taxes	484,538	373,285	299,084
Provision for income taxes	110,038	32,705	182,443
Net income	$374,500	$340,580	$116,641
Earnings per share
Basic	$10.35	$8.94	$3.07
Diluted	$10.27	$8.89	$3.05
Weighted average common shares outstanding:
Basic	36,186	38,094	37,957
Diluted	36,460	38,317	38,216
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

Year ended January 31:	2020	2019	2018
Net income	$374,500	$340,580	$116,641
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(42,337)	(244,506)	362,834
Unrealized gain on cash flow hedges, net of tax	15	—	—
Other comprehensive (loss) income	(42,322)	(244,506)	362,834
Total comprehensive income	$332,178	$96,074	$479,475
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance — January 31, 2017	59,246	$89	$686,042	$(1,070,994)	$2,629,293	$(74,542)	$2,169,888
Issuance of treasury stock to acquire business	—	—	123,032	124,200	—	—	247,232
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(11,154)	6,670	—	—	(4,484)
Stock-based compensation expense	—	—	29,381	—	—	—	29,381
Total other comprehensive income	—	—	—	—	—	362,834	362,834
Net income	—	—	—	—	116,641	—	116,641
Balance — January 31, 2018	59,246	89	827,301	(940,124)	2,745,934	288,292	2,921,492
Repurchases of common stock	—	—	—	(107,025)	—	—	(107,025)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(14,608)	9,277	—	—	(5,331)
Stock-based compensation expense	—	—	31,513	—	—	—	31,513
Total other comprehensive loss	—	—	—	—	—	(244,506)	(244,506)
Net income	—	—	—	—	340,580	—	340,580
Balance — January 31, 2019	59,246	89	844,206	(1,037,872)	3,086,514	43,786	2,936,723
Repurchases of common stock	—	—	—	(170,191)	—	—	(170,191)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(17,699)	9,931	—	—	(7,768)
Stock-based compensation expense	—	—	32,187	—	—	—	32,187
Purchase of noncontrolling interest	—	—	(3,674)	—	—	—	(3,674)
Total other comprehensive loss	—	—	—	—	—	(42,322)	(42,322)
Net income	—	—	—	—	374,500	—	374,500
Balance — January 31, 2020	59,246	$89	$855,020	$(1,198,132)	$3,461,014	$1,464	$3,119,455
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year ended January 31:	2020	2019	2018
Cash flows from operating activities:
Cash received from customers	$48,892,924	$47,836,136	$42,981,601
Cash paid to vendors and employees	(48,118,538)	(47,263,258)	(41,668,923)
Interest paid, net	(87,886)	(97,293)	(86,544)
Income taxes paid	(93,410)	(95,450)	(131,632)
Net cash provided by operating activities	593,090	380,135	1,094,502
Cash flows from investing activities:
Proceeds from sale of business, net of cash divested	—	8,985	—
Acquisition of businesses, net of cash acquired	(209,923)	(124,223)	(2,249,849)
Expenditures for property and equipment	(48,352)	(40,995)	(192,235)
Software and software development costs	(36,470)	(20,419)	(39,702)
Other	4,491	4,943	2,567
Net cash used in investing activities	(290,254)	(171,709)	(2,479,219)
Cash flows from financing activities:
Borrowings on long-term debt	300,000	—	1,008,148
Principal payments on long-term debt	(345,177)	(208,591)	(861,394)
Cash paid for debt issuance costs	(4,341)	—	(6,348)
Net repayments on revolving credit loans	(9,005)	(11,288)	(16,028)
Payments for employee withholdings on equity awards	(9,428)	(7,102)	(6,027)
Proceeds from the reissuance of treasury stock	1,660	1,771	1,543
Acquisition of noncontrolling interest	(7,553)	—	—
Repurchases of common stock	(170,191)	(107,025)	—
Other	529	—	—
Net cash (used in) provided by financing activities	(243,506)	(332,235)	119,894
Effect of exchange rate changes on cash and cash equivalents	(17,087)	(32,696)	94,860
Net increase (decrease) in cash and cash equivalents	42,243	(156,505)	(1,169,963)
Cash and cash equivalents at beginning of year	799,123	955,628	2,125,591
Cash and cash equivalents at end of year	$841,366	$799,123	$955,628

Reconciliation of net income to net cash provided by operating activities:
Net income	$374,500	$340,580	$116,641
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	47,434	—
Gain on disposal of subsidiary	(1,390)	(6,746)	—
Depreciation and amortization	153,099	158,997	150,046
Provision for losses on accounts receivable	21,081	9,903	19,788
Stock-based compensation expense	32,187	31,513	29,381
Accretion of debt discount and debt issuance costs	4,042	3,841	5,698
Deferred income taxes	19,187	(12,482)	(4,261)
Changes in operating assets and liabilities, net of acquisitions and disposition:
Accounts receivable	159,569	(512,385)	(632,809)
Inventories	213,344	(480,001)	(466,445)
Prepaid expenses and other assets	66,777	13,581	(9,120)
Accounts payable	(406,839)	852,369	1,704,305
Accrued expenses and other liabilities	(42,467)	(66,469)	181,278
Total adjustments	218,590	39,555	977,861
Net cash provided by operating activities	$593,090	$380,135	$1,094,502
Supplemental schedule of non-cash investing activities
Issuance of stock to acquire business	$—	$—	$247,232
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
On November 12, 2019, the Company entered into an Agreement and Plan of Merger, as subsequently amended on November 27, 2019 (the ''Merger Agreement''), with the affiliates of certain funds (the “Apollo Funds”), managed by affiliates of Apollo Global Management, LLC (“Apollo”), a leading global alternative investment manager. Pursuant to the Merger Agreement, the affiliates of the Apollo Funds will acquire all the outstanding shares of the Company’s common stock (other than shares held by the Company as treasury stock or held by certain affiliates of the Apollo Funds) for $145 per share in cash (the “Merger”). The completion of the Merger is subject to certain foreign regulatory approvals and other customary closing conditions. All applications for foreign regulatory approvals have been filed, and some have been granted while others are still pending.
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 16 – Segment Information includes service revenues, which are not a significant component of total revenue, and are aggregated within the respective geographies.

The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for fiscal 2020, 2019 and 2018 (as a percent of consolidated net sales):

	2020	2019	2018
Apple, Inc.	16%	16%	17%
Cisco Systems, Inc.	10%	11%	11%
HP Inc.	10%	11%	11%

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
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At January 31, 2020 and 2019, the Company had a total of $739.2 million and $1.1 billion, respectively, of accounts receivable sold to and held by financial institutions under these agreements. Discount fees recorded under these facilities, which are included as a component of "other expense (income), net" in the Company's Consolidated Statement of Income, were $15.9 million, $14.9 million and $9.0 million during the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
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
 Intangible Assets, net
Included within "intangible assets, net," at both January 31, 2020 and 2019 are capitalized software and development costs, as well as customer and vendor relationships, trade names and other intangible assets acquired in connection with various business acquisitions. Such capitalized costs and intangible assets are being amortized over a period of three years to fifteen years.
The Company’s capitalized software has been obtained or developed for internal use only. Development and acquisition costs are capitalized for computer software only when management authorizes and commits to funding a computer software project through the approval of a capital expenditure requisition, and the software project is either for the development of new software, to increase the life of existing software or to add significantly to the functionality of existing software. Once these requirements have been met, capitalization would begin at the point that conceptual formulation, evaluation, design and testing of possible software project alternatives have been completed. Capitalization ceases when the software project is substantially complete and ready for its intended use. The Company’s accounting policy is to amortize capitalized software costs on a straight-line basis over periods ranging from three years to ten years, depending upon the nature of the software, the stability of the hardware platform on which the software is installed, its fit in the Company’s overall strategy and the Company's experience with similar software.
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
Income Taxes
The Company’s calculation of income taxes is based on current enacted tax laws and tax rates of each tax jurisdiction. Due to the Company’s global structure, the estimation and calculation of income taxes involves the interpretation and application of complex statutes, regulations, and case law in multiple jurisdictions, including the income tax impact of the legal entity ownership structure, and which are subject to legal and factual interpretation and judgment.
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
The Company sells its products to a large base of value-added resellers, direct marketers, retailers, corporate resellers and managed service providers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company has obtained credit insurance, primarily in Europe, which insures a percentage of credit extended by the Company to certain of its customers against possible loss. The Company maintains provisions for estimated credit losses. No single customer accounted for more than 10% of the Company’s net sales during fiscal years 2020, 2019 and 2018.
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
Derivative Financial Instruments
The Company faces exposure to changes in foreign currency exchange rates. The Company reduces its exposure by creating offsetting positions through the use of derivative financial instruments, in the form of foreign currency forward contracts and a cross-currency swap, in situations where there are not offsetting balances that create an economic hedge. It is the Company’s policy to utilize financial instruments to reduce risk where appropriate and prohibit entering into derivative financial instruments for speculative or trading purposes.
Foreign currency forward contracts that are designated as net investment hedges are used to hedge a portion of the Company's net investment in foreign-currency denominated operations. Gains and losses on net investment hedges are recorded in other comprehensive income (loss) until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the Consolidated Statement of Income under a systematic and rational method over the life of the hedging instrument. The excluded component is recognized in interest expense, net on the Consolidated Statement of Income. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statement of Cash Flows.
The Company also has a cross-currency swap that is designated as a cash flow hedge. The Company uses this cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is initially reported as a component of other comprehensive income (loss). These gains and losses are subsequently reclassified into earnings in the same period during which the hedged transaction affects earnings and are presented in the same income statement line item as the earnings effect of the hedged item. The Company classifies cash flows related to the settlement of its cash flow hedges as financing activities in the Consolidated Statement of Cash Flows.
The Company additionally utilizes forward contracts that are not designated as hedging instruments to reduce exposure to foreign currency risk. The derivative instruments are marked-to-market each period with gains and losses on these contracts recorded in the Company’s Consolidated Statement of Income within “cost of products sold” for derivative instruments used to manage the Company’s exposure to foreign denominated accounts receivable and accounts payable and within “other expense (income), net,” for derivative instruments used to manage the Company’s exposure to foreign denominated financing transactions. Such mark-to-market gains and losses are recorded in the period in which their value changes, with the offsetting entry for unsettled positions being recorded to either "prepaid expenses and other assets" or "accrued expenses and other liabilities" in the Company's Consolidated Balance Sheet. The Company classifies cash flows related to the settlement of forward contracts that are not designated as hedging instruments as operating activities in the Consolidated Statement of Cash Flows.
Comprehensive Income
Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of “net income” and “other comprehensive (loss) income.” The Company’s "accumulated other comprehensive income" is comprised of changes in the Company’s currency translation adjustment account and the effective portion of changes in the fair value of its cash flow hedges.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued an accounting standard which requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of additional information about leasing arrangements. Under the new guidance, for all leases, interest expense and amortization of the right-of-use asset are recorded for leases determined to be finance leases and straight-line lease expense is recorded for leases determined to be operating leases. Lessees are required to initially recognize assets for the right to use the leased assets and liabilities for the obligations created by those leases. In July 2018, the FASB issued additional updates to the new accounting standard which provided entities with a transition option to initially account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard and elected this transition option during the quarter ended April 30, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical accounting relating to lease identification and classification for existing leases at the time of adoption. The adoption of this standard resulted in the Company recognizing initial right-of-use assets of $206.8 million and corresponding lease liabilities of $205.8 million as of April 30, 2019. The adoption of this standard had no impact on the Company's Consolidated Statements of Income and Cash Flows. See Note 14 – Leases for additional information.
In August 2017, the FASB issued a new accounting standard that amends and simplifies guidance related to hedge accounting to more accurately portray the economics of an entity’s risk management activities in its financial statements. The Company adopted this standard during the quarter ending April 30, 2019. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued a new accounting standard which aligns the capitalization requirements for implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The Company early adopted this standard during the quarter ending April 30, 2019. The adoption of this standard had no material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued an accounting standard which revises the methodology for measuring credit losses on financial instruments and the timing of the recognition of those losses. Under the new standard, financial assets measured at an amortized cost basis are to be presented net of the amount not expected to be collected via an allowance for credit losses. Estimated credit losses are to be based on historical information adjusted for management's expectation that current conditions and supportable forecasts differ from historical experience. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2020, with early adoption permitted. The Company is currently evaluating the impact of this new standard but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued an accounting standard which simplifies and clarifies various aspects of the income tax accounting guidance. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2021, with early adoption permitted. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presents. The Company is currently evaluating the impact of this new standard.
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

Year ended January 31:	2020	2019	2018
Net income	$374,500	$340,580	$116,641

Weighted average common shares - basic	36,186	38,094	37,957
Effect of dilutive securities:
Equity-based awards	274	223	259
Weighted average common shares - diluted	36,460	38,317	38,216

Earnings per share
Basic	$10.35	$8.94	$3.07
Diluted	$10.27	$8.89	$3.05

For the fiscal year ended January 31, 2020, there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the fiscal years ended January 31, 2019 and 2018 there were 21,008 and 3,017 shares, respectively, excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
NOTE 3 — PROPERTY AND EQUIPMENT, NET
The Company's property and equipment (in thousands) consists of the following:

As of January 31:	2020	2019
Land	$43,627	$43,775
Buildings and leasehold improvements	236,258	220,253
Furniture, fixtures and equipment	339,491	328,209
Property and equipment	619,376	592,237
Less: accumulated depreciation	(332,226)	(317,320)
Property and equipment, net	$287,150	$274,917

Depreciation expense for the fiscal years ended January 31, 2020, 2019 and 2018 totaled $35.7 million, $34.4 million and $28.9 million, respectively.

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, for the fiscal year ended January 31, 2020, are as follows (in thousands):

	Americas	Europe	Asia-Pacific	Total
Balance as of January 31, 2019	$488,508	$381,271	$23,211	$892,990
Acquisitions	82,889	—	—	82,889
Foreign currency translation and other	3,137	(5,630)	(129)	(2,622)
Balance as of January 31, 2020	$574,534	$375,641	$23,082	$973,257

The Company performed its annual goodwill impairment test for fiscal 2020 as of November 1, 2019 which did not result in an impairment.
The Company performed its annual goodwill impairment test for fiscal 2019 as of November 1, 2018 which indicated that the carrying value of the Company’s Asia-Pacific reporting unit exceeded its estimated fair value. In estimating the fair value of the Asia-Pacific reporting unit, a discounted cash flow approach and market approach were utilized. The assumptions used in the discounted cash flow approach were based on historical and forecasted revenue, operating costs, working capital requirements, economic conditions and other relevant factors. The assumptions used in the market approach were based on the value of a business through an analysis of multiples of guideline companies and recent sales or offerings of a comparable entity. The estimated fair value developed under the discounted cash flow and market approaches decreased in comparison to the Company’s prior estimates primarily due to lower operating results and increased investments in the region as compared to expectations. As a result, goodwill impairment expense of $47.4 million was recorded during the year ended January 31, 2019, representing the amount by which the carrying value of the Asia-Pacific reporting unit exceeded its fair value. The goodwill recorded in the Company’s Asia-Pacific reporting unit relates entirely to the acquisition of Avnet, Inc.’s (“Avnet”) Technology Solutions (“TS”) business as the Company did not have operations in the region prior to the acquisition of TS.
The Company's intangible assets consist of the following (in thousands):

	January 31, 2020			January 31, 2019
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
Capitalized software and development costs	$482,399	$(349,033)	$133,366	$460,254	$(336,034)	$124,220
Customer and vendor relationships	1,252,393	(328,878)	923,515	1,063,471	(265,593)	797,878
Other intangible assets	101,743	(63,948)	37,795	87,906	(59,146)	28,760
Total	$1,836,535	$(741,859)	$1,094,676	$1,611,631	$(660,773)	$950,858

Other intangible assets is primarily comprised of trade names from previous acquisitions. The Company capitalized intangible assets of approximately $262.9 million, $21.6 million and $1.0 billion for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. For fiscal 2020, these capitalized assets primarily relate to $226.4 million of intangible assets recorded in conjunction with the acquisition of DLT Solutions ("DLT"), including $208.0 million of customer and vendor relationships and $18.4 million of trade names. For fiscal 2019, these capitalized assets primarily relate to software and software development expenditures to be used in the Company's operations. For fiscal 2018, these capitalized assets primarily relate to approximately $1.0 billion of intangible assets recorded in conjunction with the acquisition of TS, including $875 million related to customer relationships, $75 million of capitalized software and development costs and $44 million related to trade names (see Note 5 – Acquisitions for further discussion).

Capitalized software and development costs amortization expense for the fiscal years ended January 31, 2020, 2019 and 2018 totaled $30.5 million, $33.4 million and $32.0 million, respectively. Other intangible assets amortization expense for the fiscal years ended January 31, 2020, 2019 and 2018 totaled $86.9 million, $91.2 million and $89.1 million, respectively.
Estimated amortization expense of existing capitalized software and development costs and other intangible assets (which includes customer and vendor relationships and other intangible assets) is as follows (in thousands):

Fiscal year:	Capitalized software and development costs	Other intangible assets	Total
2021	$31,043	$97,899	$128,942
2022	26,598	97,582	124,180
2023	14,780	87,875	102,655
2024	12,006	80,574	92,580
2025	8,876	79,874	88,750

NOTE 5 — ACQUISITIONS

DLT Acquisition
On November 25, 2019, the Company completed the acquisition of DLT, a premier software and cloud solutions aggregator focused on the U.S. public sector. The Company acquired all of the outstanding shares of DLT for a preliminary purchase price of approximately $210 million in cash, subject to certain working capital and other adjustments. The DLT acquisition enables Tech Data to proactively develop opportunities, accelerate growth and simplify complexity for its channel partners that are serving the U.S. public sector space.
The Company has accounted for the DLT acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final valuation of intangible assets related to customer and vendor relationships and trade names, (ii) the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, accrued expenses and other liabilities and (iii) the final assessment and valuation of certain tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary from the Company's preliminary estimates.
The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Cash	$545
Accounts receivable	218,978
Prepaid expenses and other current assets	22,977
Property and equipment, net	4,207
Goodwill	82,889
Intangible assets	226,390
Other assets, net	52,539
Total assets	608,525

Accounts payable, accrued expenses and other current liabilities	297,811
Revolving credit loans and other long-term debt	91,026
Other long-term liabilities	9,220
Total liabilities	398,057

Estimated purchase price	$210,468

The allocation of the preliminary value of identifiable intangible assets is comprised of approximately $208.0 million of customer and vendor relationships with an amortization period of 15 years and $18.4 million of trade names with an amortization period of 10 years. The significant estimation uncertainty was primarily due to the sensitivity of the fair value determined using a discounted cash flow model to underlying assumptions including forecasted revenue growth rates, forecasted profit margin, customer and vendor attrition rates and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected cost synergies of the combined company and assembled workforce and is expected to be deductible for tax purposes. Pro forma information has not been provided as the acquisition was not material to the Company's consolidated financial position or results of operations.

TS Acquisition
On February 27, 2017, Tech Data acquired all of the outstanding shares of TS for an aggregate purchase price of approximately $2.8 billion, comprised of approximately $2.5 billion in cash and 2,785,402 shares of the Company's common stock, valued at approximately $247 million based on the closing price of the Company's common stock on February 27, 2017. TS delivered data center hardware and software solutions and services and the TS acquisition strengthened the Company's end-to-end solutions portfolio and deepened its value added capabilities in the data center and next-generation technologies. The total cash consideration payable to Avnet was subject to certain working capital and other adjustments, as determined through the process established in the interest purchase agreement. In August 2018, the Company executed a settlement agreement with Avnet, resulting in a final working capital adjustment of $120 million which was paid to Avnet during the third quarter of fiscal 2019. As the measurement period had concluded, a gain of $9.6 million was recorded in “acquisition, integration and restructuring expenses” in the Consolidated Statement of Income for the year ended January 31, 2019, representing the difference between the final working capital adjustment and the Company’s prior estimate. Additionally, as part of the settlement agreement, the Company and Avnet reached agreement on the final geographic allocation of the purchase price for tax reporting purposes which resulted in the recognition of a deferred tax asset in the U.S. for future tax deductions related to the amortization of goodwill for tax purposes. The recognition of the deferred tax asset in the U.S. resulted in an income tax benefit of $13.0 million during fiscal 2019.
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

Year ended January 31:	2018
(in millions)	(unaudited)
Pro forma net sales	$34,268
Pro forma net income	$129
Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets

•	Interest costs associated with the transaction

•	Removal of certain non-recurring transaction costs of $20 million in fiscal 2018

•	Tax effects of adjustments based on an estimated statutory tax rate

•	Impact of adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)"

NOTE 6 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of costs related to the fiscal 2018 acquisition of TS, the Global Business Optimization Program which was initiated in fiscal 2019, the pending Merger with the affiliates of Apollo Funds and the fiscal 2020 acquisition of DLT.
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

The Company incurred no acquisition, integration and restructuring expenses related to the acquisition of TS during the year ended January 31, 2020 and does not expect to incur any additional costs in future periods. Acquisition, integration and restructuring expenses for the years ended January 31, 2019 and 2018 related to the acquisition of TS are comprised of the following:

Year ended January 31:	2019	2018
(in thousands)
Restructuring costs	$19,846	$35,070
IT related costs	13,222	18,260
Professional services	5,967	42,588
Transaction related costs	1,728	20,167
Other costs	4,616	20,187
Total	$45,379	$136,272

During the years ended January 31, 2019 and 2018, the Company recorded restructuring costs in the Americas of $3.9 million and $16.1 million, respectively. During the years ended January 31, 2019 and 2018, the Company recorded restructuring costs in Europe of $15.9 million and $19.0 million, respectively.

Restructuring activity during the years ended January 31, 2020, 2019 and 2018 related to the acquisition of TS is as follows:

	Severance	Facility Exit Costs	Total
(in thousands)
Fiscal 2018 restructuring expenses	$29,717	$5,353	$35,070
Cash payments	(16,830)	(3,928)	(20,758)
Foreign currency translation	479	205	684
Balance at January 31, 2018	13,366	1,630	14,996
Fiscal 2019 restructuring expenses	15,453	4,393	19,846
Cash payments	(22,622)	(2,008)	(24,630)
Foreign currency translation	(952)	(201)	(1,153)
Balance at January 31, 2019	5,245	3,814	9,059
Cash payments	(5,169)	(3,713)	(8,882)
Foreign currency translation	(76)	(101)	(177)
Balance at January 31, 2020	$—	$—	$—

Pending Merger and DLT Acquisition
Additionally, the Company incurred $8.6 million of professional services and other transaction related costs during the year ended January 31, 2020 related to the proposed Merger and the acquisition of DLT.
Global Business Optimization Program
In fiscal 2019, the Company's Board of Directors approved the Global Business Optimization Program (the "GBO Program") to increase investment in the Company’s strategic priorities and implement operational initiatives to drive productivity and enhance profitability.

Under the GBO Program, the Company expects to incur cumulative cash charges through fiscal 2021 of approximately $70 million to $80 million, primarily comprised of $40 million to $45 million of charges in Europe and $30 million to $35 million of charges in the Americas. The charges primarily consist of severance costs, and also include professional services and facility exit costs.

Restructuring costs for the years ended January 31, 2020 and 2019 related to the GBO Program are comprised of the following:

	2020	2019	Cumulative Amounts Incurred to Date
(in thousands)
Severance costs	$11,967	$26,427	$38,394
Professional services and other costs	5,404	16,114	21,518
Total	$17,371	$42,541	$59,912

Restructuring costs related to the GBO Program by segment are as follows:

	2020	2019	Cumulative Amounts Incurred to Date
(in thousands)
Americas	$7,882	$12,095	$19,977
Europe	8,424	28,992	37,416
Asia-Pacific	1,065	1,454	2,519
Total	$17,371	$42,541	$59,912

Restructuring activity during the years ended January 31, 2020 and 2019, related to the GBO Program is as follows:

	Severance	Professional services and other costs	Total
(in thousands)
Fiscal 2019 restructuring expenses	$26,427	$16,114	$42,541
Cash payments	(11,095)	(15,357)	(26,452)
Foreign currency translation	(534)	(126)	(660)
Balance at January 31, 2019	14,798	631	15,429
Fiscal 2020 restructuring expenses	11,967	5,404	17,371
Cash payments	(17,717)	(5,997)	(23,714)
Foreign currency translation	(330)	(21)	(351)
Balance at January 31, 2020	$8,718	$17	$8,735

NOTE 7 — GAIN ON DISPOSAL OF SUBSIDIARY

During fiscal 2019, the Company executed an agreement to sell certain of its operations in Ireland for a total sales price of approximately $15.3 million. The Company recorded a gain on sale of $6.7 million during the fiscal year ended January 31, 2019, which includes the reclassification of $5.1 million from accumulated other comprehensive income for cumulative translation adjustments associated with the Company’s investment in this foreign entity. The Company recorded an additional gain on the sale of this entity of $1.4 million during the fiscal year ended January 31, 2020. The operating results of this entity during fiscal 2019 and 2018 were insignificant relative to the Company's consolidated financial results.

NOTE 8 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of January 31:	2020	2019
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Term Loans, interest rate of 2.70% and 3.99% at January 31, 2020 and January 31, 2019, respectively	300,000	300,000
Other committed and uncommitted revolving credit facilities, average interest rate of 6.79% and 8.05% at January 31, 2020 and January 31, 2019, respectively	108,449	102,271
Other long-term debt	48,547	15,817
Less—unamortized debt discount and debt issuance costs	(5,978)	(7,166)
	1,451,018	1,410,922
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(112,882)	(110,368)
Total long-term debt	$1,338,136	$1,300,554

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
On March 10, 2020, Tiger Merger Sub Co., an affiliate of certain investment funds managed by affiliates of Apollo, launched an offer to purchase for cash any and all of the Company’s outstanding 3.70% Senior Notes and any and all of the Company’s outstanding 4.95% Senior Notes and a consent solicitation to amend the indenture and global securities establishing the 3.70% Senior Notes and the 4.95% Senior Notes to (i) eliminate the requirement to make a “change of control” offer in connection with the proposed merger of Tiger Merger Sub Co. into the Company pursuant to the Merger Agreement and (ii) make certain other customary changes for a privately-held company to the “change of control” provisions (the “Proposed Amendments”). Concurrently with, but separate from, the aforementioned offer to purchase and consent solicitation, Tiger Merger Sub. Co. launched a consent solicitation for the Proposed Amendments for holders of the 4.95% Senior Notes. On March 24, 2020, Tiger Merger Sub Co. announced that the requisite more than 50% of consents were received to adopt the Proposed Amendments. On March 24, 2020, the Company entered into a Supplemental Indenture with respect to the Indenture and Global Security for the 3.70% Senior Notes and a Supplemental Indenture with respect to the Indenture and Global Security for the 4.95% Senior Notes effecting the Proposed Amendments.
Other Credit Facilities
The Company has a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at January 31, 2020 and 2019.

The Company entered into a term loan credit agreement in November 2016 with a syndicate of banks (the "2016 Term Loan Credit Agreement") which provided for the borrowing of senior unsecured term loans in an original aggregate principal amount of up to $1.0 billion. The Company paid interest on advances under the 2016 Term Loan Credit Agreement at a variable rate based on LIBOR plus a predetermined margin based on the Company's debt rating. The Company had $300 million outstanding under the 2016 Term Loan Credit Agreement at January 31, 2019. On August 2, 2019, the Company entered into a new term loan credit agreement (the "2019 Term Loan Credit Agreement"), the proceeds of which were used to repay in full the amounts outstanding under the 2016 Term Loan Credit Agreement. The 2019 Term Loan Credit Agreement, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin and (iii) may be increased up to a total of $500 million, subject to certain conditions. The Company had $300.0 million outstanding under the 2019 Term Loan Credit Agreement at January 31, 2020.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion and $1.7 billion at January 31, 2020 and 2019, respectively. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at January 31, 2020 and 2019.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $374.8 million at January 31, 2020 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $108.4 million outstanding on these facilities at January 31, 2020, at a weighted average interest rate of 6.79%, and there was $102.3 million outstanding at January 31, 2019, at a weighted average interest rate of 8.05%.
At January 31, 2020, the Company had also issued standby letters of credit of $38.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At January 31, 2020, the Company was in compliance with all such financial covenants.
Future payments of debt at  January 31, 2020 and for succeeding fiscal years are as follows (in millions):

Fiscal Year:
2021	$112.9
2022	330.8
2023	512.7
2024	0.6
2025	—
Thereafter	500.0
Total principal payments	$1,457.0

NOTE 9 — INCOME TAXES
Significant components of the provision for income taxes are as follows (in thousands):

Year ended January 31:	2020	2019	2018
Current tax expense (benefit):
Federal	$18,366	$(9,564)	$131,107
State	10,171	5,846	6,515
Foreign	62,314	48,905	49,082
Total current tax expense	90,851	45,187	186,704
Deferred tax expense (benefit):
Federal	19,617	(3,272)	(1,129)
State	(451)	64	363
Foreign	21	(9,274)	(3,495)
Total deferred tax expense (benefit)	19,187	(12,482)	(4,261)
	$110,038	$32,705	$182,443

The reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

Year ended January 31:	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	33.8%
State income taxes, net of federal benefit	1.7	2.2	1.1
Net changes in deferred tax valuation allowances	1.4	(0.9)	1.2
Tax on foreign earnings different than U.S. rate	1.2	(0.6)	(5.8)
Impact of Avnet settlement agreement (see Note 5)	—	(4.0)	—
Nondeductible indemnities	0.1	0.8	0.4
Nondeductible goodwill	—	2.9	—
Reversal of previously accrued income tax reserves	(0.9)	(2.0)	(0.7)
Interest not subject to tax, net	(0.9)	(0.6)	(1.3)
Effect of company-owned life insurance	(0.3)	0.1	(1.0)
Global Intangible Low-Taxed Income	0.1	1.0	—
U.S. Tax Reform transition tax	—	(13.2)	33.8
U.S. Tax Reform impact of rate change on deferred taxes	—	—	(1.9)
Other, net	(0.7)	2.1	1.4
	22.7%	8.8%	61.0%

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

The components of pretax income are as follows (in thousands):

Year ended January 31:	2020	2019	2018
U.S.	$198,908	$208,643	$115,041
Foreign	285,630	164,642	184,043
	$484,538	$373,285	$299,084

The significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

As of January 31:	2020	2019
Deferred tax liabilities:
Depreciation and amortization	$102,825	$96,739
Capitalized marketing program costs	7,564	7,101
Goodwill	34,233	24,867
Deferred costs currently deductible	7,099	7,212
Lease right-of-use assets	49,205	—
Other, net	16,204	12,059
Total deferred tax liabilities	217,130	147,978
Deferred tax assets:
Accrued liabilities	56,234	59,549
Foreign tax credit carryforwards	51,140	50,434
Loss carryforwards	111,078	112,962
Amortizable goodwill	11,092	12,118
Depreciation and amortization	11,700	11,873
Lease liabilities	49,205	—
Disallowed interest expense	15,755	13,676
Acquisition and transaction related costs	4,026	3,570
Other, net	17,786	13,478
	328,016	277,660
Less: valuation allowances	(123,709)	(118,536)
Total deferred tax assets	204,307	159,124
Net deferred tax (liability) asset	$(12,823)	$11,146

At January 31, 2020 there were $223.3 million of consolidated cumulative undistributed earnings of foreign subsidiaries. Deferred tax liabilities have not been provided on these undistributed earnings; however, the Company does not expect that the amount would be material to the consolidated financial statements.
In fiscal 2020, the Company adopted an accounting standard which requires the recognition of assets and liabilities arising from lease transactions (see Note 1 - Business and Summary of Significant Accounting Policies for further discussion). Under the new guidance, the Company recorded a deferred tax asset for lease liabilities and an offsetting deferred tax liability for lease right-of-use assets; these deferred tax items had no net effect on the Company’s Consolidated Balance Sheet.
In fiscal 2020 and 2019, the Company recorded an income tax (expense)/benefit of ($6.7) million and $6.0 million, respectively, related to changes in deferred tax valuation allowances. The net change in the deferred tax valuation allowances in fiscal 2020 was an increase of $5.2 million primarily resulting from an increase in certain foreign jurisdictions. The net change in the deferred tax valuation allowances in fiscal 2019 was an increase of $37.8 million primarily resulting from an increase in the United States for foreign tax credits as a result of U.S. Tax Reform, partially offset by the release of valuation allowances in certain foreign jurisidictions.
The valuation allowances at both January 31, 2020 and 2019 primarily relate to carryforwards for foreign net operating losses and foreign tax credits in the United States. The Company’s net operating loss carryforwards totaled $489.4 million and $504.2 million at January 31, 2020 and 2019, respectively. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2021 through 2036. The Company's foreign tax credit carryforwards in the U.S. totaled $51.1 million and $50.4 million at January 31, 2020 and 2019, respectively. The foreign tax credits have a ten year carryforward period, and the majority are set to expire in fiscal year 2028. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.

The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
A reconciliation of the beginning and ending balances of the total amount of gross unrecognized tax benefits, excluding accrued interest and penalties, for the years ended January 31, 2020, 2019 and 2018 is as follows (in thousands):

For the year ended January 31:	2020	2019	2018
Gross unrecognized tax benefits at beginning of period	$25,837	$72,252	$18,305
Increases in tax positions for prior years	766	4,671	66,180
Decreases in tax positions for prior years	(3,237)	(13,787)	(3,727)
Increases in tax positions for current year	55	—	164
Expiration of statutes of limitation	(1,432)	(25,840)	(6,924)
Settlements	(849)	(5,355)	(3,515)
Changes due to translation of foreign currencies	(259)	(6,104)	1,769
Gross unrecognized tax benefits at end of period	$20,881	$25,837	$72,252

At January 31, 2020, 2019 and 2018, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $18.3 million, $23.1 million and $38.1 million, respectively. In connection with the acquisition of TS, pursuant to the interest purchase agreement, the Company and Avnet agreed to indemnify each other in relation to certain tax matters. As a result, the Company has recorded certain indemnification assets for expected amounts to be received from Avnet related to liabilities recorded for unrecognized tax benefits. The Company has also recorded certain indemnification liabilities for expected amounts to be paid to Avnet. During the years ended January 31, 2020, 2019 and 2018, due to the resolution of certain pre-acquisition tax matters and the expiration of certain statutes of limitation, the Company recorded benefits in income tax expense of $1.2 million, $9.6 million and $6.5 million, respectively. As a result, the Company recorded expenses of $1.2 million, $9.6 million and $6.5 million, during the years ended January 31, 2020, 2019 and 2018, respectively, which are included in “selling, general and administrative expenses” in the Consolidated Statement of Income, related to changes in the corresponding indemnification assets and liabilities recorded. The net impact of these items had no impact on the Company's net income.
Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following January 31, 2020 totaled $5.0 million, all of which would impact the effective tax rate if recognized, primarily related to the foreign taxation of certain transactions. Consistent with prior periods, the Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest at January 31, 2020, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended January 31, 2020, 2019 and 2018 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2020, 2019 and 2018, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and Asia-Pacific, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2017. Income tax returns of various foreign jurisdictions for fiscal 2006 and forward are currently under taxing authority examination or remain subject to audit.

NOTE 10 — EMPLOYEE BENEFIT PLANS
Overview of Equity Incentive Plans
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 1.7 million shares remain available for future grant at January 31, 2020. The Company is authorized to award officers, employees and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards are used by the Company to attract talent and as a retention mechanism for the award recipients and have a maximum term of ten years, unless a shorter period was specified by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one year and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
For the fiscal years ended January 31, 2020, 2019 and 2018, the Company recorded $32.2 million, $31.5 million and $29.4 million, respectively, of stock-based compensation expense, and related income tax benefits of $7.6 million, $7.4 million and $9.6 million, respectively. The actual benefit received from the tax deduction from the exercise of equity-based incentives was $7.0 million, $5.4 million and $5.9 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
Restricted Stock
The Company’s restricted stock awards are primarily in the form of restricted stock units (“RSUs”) and typically vest in annual installments lasting between one year and three years from the date of grant, unless a different vesting schedule is mandated by country law. All of the RSUs have a fair market value equal to the closing price of the Company’s common stock on the date of grant. Stock-based compensation expense includes $23.4 million, $25.4 million and $25.8 million related to RSUs during fiscal 2020, 2019 and 2018, respectively.
A summary of the Company’s RSU activity for the fiscal year ended January 31, 2020 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2019	649,122	$85.71
Granted	228,528	102.43
Vested	(266,405)	85.89
Canceled	(36,265)	92.70
Nonvested at January 31, 2020	574,980	91.84

The total fair value of RSUs which vested during the fiscal years ended January 31, 2020, 2019 and 2018 is $22.9 million, $21.1 million and $12.7 million, respectively. The weighted-average fair value of the 280,352 RSUs granted during the fiscal year ended January 31, 2019 was $85.50 per share. The weighted-average fair value of the 454,480 RSUs granted during the fiscal year ended January 31, 2018 was $92.08 per share. As of January 31, 2020, the unrecognized stock-based compensation expense related to non-vested RSUs was $19.6 million, which the Company expects to be recognized over a remaining weighted average period of 1.6 years.
Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, upon closing of the Merger all nonvested RSU’s will vest and be cancelled and converted into the right to receive an amount of $145 per share in cash.
Performance based restricted stock units
The Company's performance based restricted stock unit awards ("PRSUs") are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of 3 years. Each performance based award recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Stock-based compensation expense includes $8.5 million, $5.8 million and $3.3 million related to PRSUs during fiscal 2020, 2019 and 2018, respectively.

A summary of the Company’s PRSU activity, assuming maximum achievement for nonvested awards, for the year ended January 31, 2020 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested at January 31, 2019	293,216	$85.84
Granted	108,771	103.15
Vested	(16,996)	78.42
Canceled	(21,428)	89.68
Nonvested at January 31, 2020	363,563	91.14

As of January 31, 2020, the unrecognized stock-based compensation expense related to non-vested PRSUs, based on estimated achievement, was $9.4 million, which the Company expects to be recognized over a remaining weighted average period of 1.6 years. The total fair value of PRSUs which vested during the fiscal year ended January 31, 2020 is $1.3 million. No PRSUs vested during the fiscal years ended January 31, 2019 or 2018. The weighted-average fair value of the 153,719 PRSUs granted during the fiscal year ended January 31, 2019 was $82.13 per share. The weighted-average fair value of the 159,148 PRSUs granted during the fiscal year ended January 31, 2018 was $90.95 per share.
Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, upon closing of the Merger nonvested PRSU’s will be cancelled and converted into the right to receive an amount of $145 per share in cash determined as follows: (i) for PRSU’s granted during fiscal 2018 and 2020, the number of shares shall equal 110% of the target shares granted and (ii) for PRSU’s granted during fiscal 2019, the number of shares shall equal 130% of the target shares granted.
Employee Stock Purchase Plan
Under the 1995 Employee Stock Purchase Plan (the “ESPP”), the Company was authorized to issue up to 1.0 million shares of common stock to eligible employees in the Company’s U.S. and Canadian subsidiaries. Under the terms of the ESPP, employees could choose to have a fixed dollar amount or percentage deducted from their bi-weekly compensation to purchase the Company’s common stock and/or elect to purchase shares once per calendar quarter. The purchase price of the stock was 85% of the market value on the purchase date and employees were limited to a maximum purchase of $25,000 in fair market value each calendar year. Subject to the Merger Agreement, the ESPP was suspended in November 2019. From the inception through suspension of the program, the Company issued 575,174 shares of common stock to the ESPP. Stock-based compensation expense related to the ESPP was insignificant during fiscal 2020, 2019 and 2018.
Retirement Savings Plan
The Company sponsors the Tech Data Corporation 401(k) Savings Plan (the “401(k) Savings Plan”) for its U.S. employees. At the Company’s discretion, participant deferrals are matched in cash, in an amount equal to 50% of the first 6% of participant deferrals and participants are fully vested following four years of qualified service. Aggregate contributions made by the Company to the 401(k) Savings Plan were $7.1 million, $6.7 million and $6.4 million for fiscal 2020, 2019 and 2018, respectively.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		January 31, 2020			January 31, 2019
		Fair value measurement category			Fair value measurement category
	Balance sheet location	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
ASSETS
Net investment hedges:
Foreign currency forward contracts	Prepaid expenses and other assets		$812			$—
Foreign currency forward contracts	Other assets, net		24,933			—
Cash flow hedges:
Cross-currency swaps	Prepaid expenses and other assets		124			—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		3,675			3,830

LIABILITIES
Cash flow hedges:
Cross-currency swaps	Accrued expenses and other liabilities		$492			$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		5,916			6,641

The Company’s derivative instruments are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period (see Note 12 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset, which is recorded in the Company's Consolidated Balance Sheet in "other assets, net", is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability, which is recorded in the Company's Consolidated Balance Sheet in "accrued expenses and other liabilities," is marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $41.1 million and $41.0 million, respectively, at January 31, 2020 and $39.2 million and $39.1 million, respectively, at January 31, 2019.
The carrying value of the 2017 Senior Notes discussed in Note 8 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $1.04 billion and $988 million, respectively, at January 31, 2020 and 2019 and the carrying value was $994.3 million and $992.8 million, respectively, at January 31, 2020 and 2019. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and term loan credit agreements approximated fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

NOTE 12 — DERIVATIVE INSTRUMENTS
In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company’s foreign currency risk management objective is to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts and a cross-currency swap.
Net Investment Hedges
The Company has entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity as of January 31, 2020 are as follows:

Fiscal Year:	Notional Value
(in millions)
2021	$21.6
2022	21.6
2023	267.0
2024	12.4
2025	12.4
Thereafter	281.0
Total	$616.0

The following table presents the effects of the Company's net investment hedges on accumulated other comprehensive income ("AOCI") and earnings for the year ended January 31, 2020:

	Year ended January 31, 2020
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	15,508	—	10,237	Interest expense
The Company had no net investment hedges outstanding during the years ended January 31, 2019 and 2018.
Cash Flow Hedges
The Company entered into a cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt which is designated as a cash flow hedge. The notional value of this swap was $4.5 million at January 31, 2020 and the swap matured in February 2020.

The following table presents the effects of the Company's cash flow hedges on AOCI and earnings for the year ended January 31, 2020:

	Year ended January 31, 2020
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$126	$618	Interest expense
		(507)	Other expense (income), net
Total	$126	$111
The Company had no cash flow hedges outstanding during the years ended January 31, 2019 and 2018.

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
The total amount of gains (losses) recognized in earnings on the Company's derivatives not designated as hedges for the years ended January 31, 2020, 2019 and 2018 are as follows:

		Gains (losses) recognized in earnings
		Year ended January 31,
Derivatives not designated as hedges	Income statement location	2020	2019	2018
(in millions)
Foreign currency forward contracts	Cost of products sold	$(3.0)	$17.7	$(24.3)
Foreign currency forward contracts	Other expense (income), net	(5.3)	(44.8)	(8.4)
Total		$(8.3)	$(27.1)	$(32.7)

The gains and losses on the Company's foreign currency forward contracts are largely offset by the change in the fair value of the underlying hedged assets or liabilities. The Company’s average notional amounts of derivatives not designated as hedges outstanding during the fiscal years ended January 31, 2020, 2019 and 2018 were approximately $1.3 billion, $1.5 billion and $1.0 billion, respectively, with average maturities of 25 days, 25 days and 31 days, respectively. Under the Company’s hedging policies, gains and losses on the derivative financial instruments would be expected to continue to be largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s derivatives are also discussed in Note 11 – Fair Value Measurements.

NOTE 13 — SHAREHOLDERS' EQUITY
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
The Company’s common share repurchase and issuance activity for fiscal 2020 and 2019 is summarized as follows:

	Shares	Weighted- average price per share
Treasury stock balance at January 31, 2018	21,083,972	$44.59
Shares of common stock repurchased under share repurchase program	1,429,154	74.89
Shares of treasury stock reissued for equity incentive plans	(207,662)
Treasury stock balance at January 31, 2019	22,305,464	46.53
Shares of common stock repurchased under share repurchase program	1,723,081	98.77
Shares of treasury stock reissued for equity incentive plans	(209,315)
Treasury stock balance at January 31, 2020	23,819,230	$50.30

During the years ended January 31, 2020 and 2019, the Company repurchased $170.2 million and $107.0 million of its common stock. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, the Company suspended its share repurchase program as of November 13, 2019.
Accumulated Other Comprehensive Income
The following table summarizes the change in the components of AOCI for the years ended January 31, 2020, 2019 and 2018:

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2017	$(74,542)	$—	$(74,542)
Other comprehensive income (loss) before reclassification	362,834	—	362,834
Reclassification of (gain) loss from AOCI into income	—	—	—
Balance at January 31, 2018	288,292	—	288,292
Other comprehensive income (loss) before reclassification	(239,433)	—	(239,433)
Reclassification of (gain) loss from AOCI into income	(5,073)	—	(5,073)
Balance at January 31, 2019	43,786	—	43,786
Other comprehensive income (loss) before reclassification	(42,337)	126	(42,211)
Reclassification of (gain) loss from AOCI into income	—	(111)	(111)
Balance at January 31, 2020	$1,449	$15	$1,464

NOTE 14 — LEASES
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
The following table presents the contractual maturities of the Company's operating lease liabilities as of January 31, 2020:

Fiscal year:
(in thousands)
2021	$70,322
2022	51,843
2023	42,382
2024	32,723
2025	21,660
Thereafter	56,651
Total payments	$275,581
Less amount of lease payments representing interest	(34,168)
Total present value of lease payments	$241,413

Rental expense for all operating leases totaled $86.0 million during the year ended January 31, 2020. These costs primarily relate to fixed costs for long-term operating leases, but also include immaterial amounts for variable lease costs and short-term operating leases.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of January 31, 2020:

Operating leases	Balance sheet location	January 31, 2020
(in thousands)
Operating lease right-of-use assets	Other assets, net	$242,336
Current operating lease liabilities	Accrued expenses and other liabilities	69,202
Non-current operating lease liabilities	Other long-term liabilities	172,211

Supplemental cash flow information related to the Company's operating leases is as follows:

Cash flow information	Year ended January 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:	$70,625
Non-cash right-of-use assets obtained in exchange for lease liabilities:	79,642

The weighted-average remaining lease term and discount rate were as follows as of January 31, 2020:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	4.8%

Operating Leases Disclosure Related to Periods Prior to the Adoption of the New Lease Standard

Rental expense for all operating leases totaled $87.2 million and $83.6 million in fiscal years 2019 and 2018, respectively. Future minimum lease payments at January 31, 2019, under all such leases for succeeding fiscal years and thereafter were as follows (in thousands):

Fiscal year:
(in thousands)
2020	$66,469
2021	58,435
2022	38,808
2023	28,587
2024	21,962
Thereafter	37,400
Total payments	$251,661

NOTE 15 — COMMITMENTS AND CONTINGENCIES
Contingencies
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to CIDE tax, including interest, was approximately $18.2 million at January 31, 2020. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on the Company was €76 million. The Company has vigorously contested the arguments of the Competition Authority, and the Company intends to appeal its determination to the French courts, seeking to set aside or reduce the fine. The Company believes it has strong arguments on appeal, but the Company is unable to predict the outcome, among other reasons because of the novelty of the case and the unprecedented size of the fines imposed, or how long it will take to achieve a final resolution. Under French law, however, the pendency of the Company’s appeal does not suspend the obligation to pay the fine, and the Company expects that it will be required to pay the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. At this time, the Company cannot reasonably estimate the amount of loss in these proceedings and therefore has not accrued for any loss.
As disclosed in the Company's definitive proxy statement related to the Merger dated January 10, 2020 (the "Merger Proxy Statement"), as supplemented by the Company’s Current Report on Form 8-K dated February 4, 2020 (the “Supplemental Disclosure 8-K”), five lawsuits related to the Merger were filed between December 19, 2019 and January 27, 2020 comprised of one purported class action complaint brought on behalf of a putative class of the Company’s shareholders and four individual shareholder complaints (collectively, the “Merger Litigations”). The Merger Litigations alleged, among other things, that the Company’s disclosures set forth in the Merger Proxy Statement contained material omissions. As described in the Supplemental Disclosure 8-K, while the Company believes that the Merger Litigations are without merit and no supplemental disclosure was required under applicable law, in order to moot the plaintiffs’ unmeritorious disclosure claims in the Merger Litigations, to avoid the risk of the Merger Litigations delaying or adversely affecting the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, without admitting any liability or wrongdoing, the Company determined to voluntarily supplement the Merger Proxy Statement as described in the Supplemental Disclosure 8-K. Following the filing of the Supplemental Disclosure 8-K, the plaintiffs in all of the Merger Litigations voluntarily dismissed their individual claims with prejudice.
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
Financial information by geographic segment is as follows (in thousands):

Year ended January 31:	2020	2019	2018
Net sales:
Americas (1)	$16,600,023	$16,041,103	$14,419,221
Europe	19,132,040	20,026,057	18,147,917
Asia-Pacific	1,266,358	1,171,790	1,030,703
Total	$36,998,421	$37,238,950	$33,597,841

Operating income (loss):
Americas (2) (3)	$333,233	$366,637	$248,350
Europe (4)	272,498	195,375	173,611
Asia-Pacific (5)	8,785	(36,697)	17,499
Stock-based compensation expense	(32,187)	(31,513)	(29,381)
Total	$582,329	$493,802	$410,079

Depreciation and amortization:
Americas	$98,151	$93,612	$84,265
Europe	47,217	56,533	57,794
Asia-Pacific	7,731	8,852	7,987
Total	$153,099	$158,997	$150,046

Capital expenditures:
Americas	$50,953	$37,141	$207,399
Europe	30,895	20,818	21,471
Asia-Pacific	2,974	3,455	3,067
Total	$84,822	$61,414	$231,937

As of January 31:	2020	2019
Identifiable assets:
Americas	$6,147,771	$5,402,316
Europe	6,518,761	6,970,822
Asia-Pacific	602,077	613,414
Total	$13,268,609	$12,986,552

Long-lived assets:
Americas (1)	$231,401	$217,863
Europe	51,331	52,162
Asia-Pacific	4,418	4,892
Total	$287,150	$274,917

Goodwill & acquisition-related intangible assets, net:
Americas	$1,339,375	$1,083,699
Europe	541,102	575,776
Asia-Pacific	54,090	60,154
Total	$1,934,567	$1,719,629

(1)
Net sales in the U.S. represented 90%, 90% and 89% of the total Americas' net sales for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. Total long-lived assets in the U.S. represented 96% of the Americas' total long-lived assets at both January 31, 2020 and 2019, respectively.

(2)
Operating income in the Americas for the fiscal years ended January 31, 2020, 2019 and 2018 includes acquisition, integration and restructuring expenses of $16.1 million, $25.2 million and $75.5 million, respectively (see Note 6 – Acquisition, Integration and Restructuring Expenses for further discussion). Operating income in the Americas for the fiscal year ended January 31, 2019 includes a benefit of approximately $25 million related to the collection of an accounts receivable balance previously considered uncollectible.

(3)
Operating income in the Americas for the fiscal years ended January 31, 2020, 2019 and 2018 includes a gain recorded in legal settlements and other, net, of $0.6 million, $15.4 million and $42.6 million, respectively (see Note 1 – Business and Summary of Significant Accounting Policies for further discussion).

(4)
Operating income in Europe for the fiscal years ended January 31, 2020, 2019 and 2018 includes acquisition, integration and restructuring expenses of $8.4 million, $57.7 million and $56.2 million, respectively.

(5)	Operating income in Asia-Pacific for the fiscal year ended January 31, 2019 includes goodwill impairment expense of $47.4 million (see Note 4 – Goodwill and Intangible Assets for further discussion).

NOTE 17 — INTERIM FINANCIAL INFORMATION (UNAUDITED)
Interim financial information for fiscal years 2020 and 2019 is as follows (in thousands, except per share amounts):

Fiscal Year 2020:
Quarter ended:	April 30 (1)	July 31 (1)	October 31 (1)	January 31 (1)
Net sales	$8,406,424	$9,092,244	$9,118,944	$10,380,809
Gross profit	509,379	561,650	560,387	666,231
Operating income	97,624	124,747	141,888	218,070
Net income	$55,400	$79,250	$90,770	$149,080

Earnings per share:
Basic	$1.50	$2.17	$2.54	$4.19
Diluted	$1.49	$2.16	$2.52	$4.15

Fiscal Year 2019:
Quarter ended:	April 30 (2)(3)	July 31 (2)(3)	October 31 (2)(3)(4)(5)	January 31 (3)(4)(6)
Net sales	$8,548,319	$8,886,101	$9,340,029	$10,464,501
Gross profit	523,117	527,030	556,604	649,148
Operating income	70,496	110,365	146,888	166,053
Net income	$33,699	$75,866	$114,216	$116,799

Earnings per share:
Basic	$0.88	$1.97	$2.98	$3.13
Diluted	$0.87	$1.97	$2.96	$3.11

(1)
During the first, second, third and fourth quarters of fiscal 2020, the Company recorded $6.2 million, $5.2 million, $4.6 million and $10.0 million of acquisition, integration and restructuring expenses, respectively (see Note 6 – Acquisition, Integration and Restructuring Expenses for further discussion).

(2)	During the first, second and third quarters of fiscal 2019, the Company recorded a gain of $3.0 million, $5.2 million and $7.2 million, respectively, in legal settlements and other, net.

(3)
During the first, second, third and fourth quarters of fiscal 2019, the Company recorded $33.2 million, $13.3 million, $20.3 million and $21.1 million of acquisition, integration and restructuring expenses, respectively.

(4)
The Company decreased its estimate of the one-time transition tax related to the enactment of U.S. Tax Reform by $24.0 million and $25.2 million, respectively, in the third and fourth quarters of fiscal 2019 (see Note 9 – Income Taxes for further discussion).

(5)	During the third quarter of fiscal 2019, the Company included a $25 million benefit in operating income related to the collection of an accounts receivable balance previously considered uncollectible.

(6)	During the fourth quarter of fiscal 2019, the Company recorded goodwill impairment expense of $47.4 million (see Note 4 – Goodwill and Intangible Assets for further discussion).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of January 31, 2020. Based on this evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date.
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
As previously disclosed in this Annual Report on Form 10-K, on November 25, 2019, the Company acquired DLT Solutions ("DLT"). Consistent with SEC guidance, the scope of our evaluation of internal control over financial reporting as of January 31, 2020 did not include the internal control over financial reporting of DLT, which is included in the Company’s fiscal 2020 consolidated financial statements and constituted approximately 4.7% of total assets and 3.8% of liabilities, respectively, at January 31, 2020 and approximately 0.5% of net sales for the fiscal year then ended.
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Based on our assessment, we have concluded that, as of January 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of January 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm, who also audited the Company’s consolidated financial statements, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tech Data Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Tech Data Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tech Data Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DLT Solutions, which is included in the fiscal 2020 consolidated financial statements of the Company and constituted 4.7% and 3.8% of total assets and liabilities, respectively, as of January 31, 2020 and 0.5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DLT Solutions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tech Data Corporation and subsidiaries as of January 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 25, 2020 expressed an unqualified opinion thereon.

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
March 25, 2020

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of this Form 10-K. The information required by Item 10 relating to Directors and corporate governance disclosures of the Company is incorporated herein by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders (“Proxy Statement”). The Proxy Statement for the 2020 Annual Meeting of Shareholders will be filed with the SEC within 120 days of the Company's fiscal year ended January 31, 2020.
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The number of shares issuable upon exercise of outstanding share-based equity incentives granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation and equity purchase plans as of January 31, 2020 are summarized in the following table:

Plan category	Number of shares to be issued upon exercise of outstanding equity-based incentives		Weighted average exercise price per share of outstanding equity-based incentives		Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders for:
Employee equity compensation	938,543	(1)	$—	(2)	1,705,044	(3)
Employee stock purchase	—		—		424,826
Total	938,543		$—		2,129,870

(1)	The total of equity-based incentives outstanding also includes 13,795 units outstanding for non-employee directors.

(2)	Nonvested restricted stock units do not have an exercise price.

(3)	All employee and non-employee director share-based equity incentive awards are issued under the shareholder-approved 2018 Equity Incentive Plan of Tech Data Corporation.
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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number
2-1(27)	Agreement and Plan of Merger, dated as of November 12, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

2-2(28)	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

3-1(10)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(10)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

4-1(14)	Indenture, dated as of January 17, 2017, between Tech Data Corporation and MUFG Union Bank N.A., as trustee

4-2(14)	Form of 3.700% Note due 2022

4-3(14)	Form of 4.950% Note due 2027

4-4(29)	Supplemental Indenture, dated March 24, 2020, between Tech Data Corporation and MUFG Union Bank, N.A. for the 2022 Notes

4-5(29)	Supplemental Indenture, dated March 24, 2020, between Tech Data Corporation and MUFG Union Bank, N.A. for the 2027 Notes

10-1(3)	1995 Employee Stock Purchase Plan

10-2(4)	Trust Agreement Between Tech Data Corporation and Fidelity Management Trust Company, Tech Data Corporation 401(k) Savings Plan Trust, effective August 1, 2003

10-3(2)	2005 Deferred Compensation Plan

10-4(5)	First Amendment to the Tech Data Corporation 2005 Deferred Compensation Plan, effective January 1, 2005

10-5(6)	2009 Equity Incentive Plan of Tech Data Corporation

10-6(7)	Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) and Amendments 1 through 5

10-7(8)	Amendments 1 through 5 of Trust Agreement Between Fidelity Management Trust Company and Tech Data Corporation

10-8(8)	Amendment to the Tech Data Corporation 401(k) Savings Plan (as amended and restated January 1, 2006) dated December 11, 2012

10-9(9)	Amendment to the 2009 Equity Incentive Plan of Tech Data Corporation

10-10(11)	Tech Data Deferred Compensation Plan Trust Agreement

10-11(12)	First Amendment of 2009 Equity Incentive Plan of Tech Data Corporation, dated as of March 15, 2016

10-12(13)	Second Amended and Restated Revolving Credit Agreement, dated as of November 2, 2016

10-13(13)	Term Loan Credit Agreement, dated as of November 2, 2016

10-14(16)	Amendment to the Second Amended and Restated Revolving Credit Agreement, dated as of February 15, 2017

10-15(16)	Amendment to the Term Loan Credit Agreement, dated as of February 15, 2017

10-16(15)	Restricted Stock Unit Grant Agreement

10-17(15)	Performance-Based Restricted Stock Unit Grant Agreement

10-18(17)	Amended and Restated Transfer and Administration Agreement, dated as of August 8, 2017

10-19(18)	Lender Joinder and First Revolver Increase Agreement, dated as of January 31, 2018

10-20(18)	Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017

10-21(18)	Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017

10-22(19)	Amended and Restated Employment Agreement between Tech Data Corporation and Richard T. Hume, dated June 6, 2018

10-23(19)	Amended and Restated Employment Agreement between Tech Data Corporation and Robert M. Dutkowsky, dated June 6, 2018

10-24(19)	2018 Equity Incentive Plan of Tech Data Corporation

10-25(19)	Restricted Stock Unit Grant Agreement

10-26(19)	Performance-Based Restricted Stock Unit Grant Agreement

10-27(20)	Amended and Restated Executive Bonus Plan

10-28(21)	Amendment No. 2 to Term Loan Credit Agreement

10-29(21)	Amendment No. 2 to Second Amended and Restated Revolving Credit Agreement

10-30(21)	Executive Severance Plan (as Amended and Restated)

10-31(21)	Restricted Stock Unit Grant Agreement

10-32(21)	Performance-Based Restricted Stock Unit Grant Agreement

10-33(22)	First Amendment to the Amended and Restated Transfer and Administration Agreement, dated as of April 16, 2019

10-34(23)	Tech Data Corporation Change in Control Severance Policy as adopted by the Board of Directors on June 5, 2019

10-35(24)	First Amendment to the 2018 Equity Incentive Plan, dated as of September 5, 2019

10-36(25)
Third Amended and Restated Revolving Credit Agreement, dated as of May 15, 2019, among the Company, certain other wholly owned subsidiaries of the Company from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders from time to time party thereto

10-37(26)	Term Loan Credit Agreement, dated as of August 2, 2019, among the Company, Mizuho Bank, Ltd., as administrative agent, and the lenders from time to time party thereto

21-1(1)	Subsidiaries of Registrant

23-1(1)	Consent of Ernst & Young LLP

24(1)	Power of Attorney (included on signature page)

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(30), (31)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of January 31, 2020 and 2019; (ii) Consolidated Statement of Income for the fiscal years ended January 31, 2020, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the fiscal years ended January 31, 2020, 2019 and 2018; (iv) Consolidated Statement of Shareholders’ Equity for the fiscal years ended January 31, 2020, 2019 and 2018; (v) Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2020, 2019 and 2018; (vi) Notes to Consolidated Financial Statements, detail tagged and (vii) Financial Statement Schedule II, detail tagged.

104(30)	The cover page from the Company's Report on Form 10-K for the year ended January 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

___________________

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated December 8, 2004, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2003, File No. 0-14625.

(5)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2005, File No. 0-14625.

(6)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2009, File No. 0-14625.

(7)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2012, File No. 0-14625

(8)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2013, File No. 0-14625.

(9)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2014, File No. 0-14625.

(10)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(11)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2015, File No. 0-14625.

(12)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2016, File No. 0-14625.

(13)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated November 4, 2016, File. No. 0-14625.

(14)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated January 31, 2017, File. No. 0-14625.

(15)	Incorporated by reference to the Exhibits included in the Company's Form 8-K dated March 7, 2017, File. No. 0-14625.

(16)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2017, File No. 0-14625.

(17)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 8, 2017, File No. 0-14625.

(18)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2018, File No. 0-14625.

(19)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2018, File No. 0-14625.

(20)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2018, File No. 0-14625.

(21)	Incorporated by reference to the Exhibits included in the Company’s Form 10-K for the year ended January 31, 2019, File No. 0-14625.

(22)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2019, File No. 0-14625.

(23)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended July 31, 2019, File No. 0-14625.

(24)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended October 31, 2019, File No. 0-14625.

(25)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated May 15, 2019, File No. 0-14625.

(26)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated August 2, 2019, File No. 0-14625.

(27)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 12, 2019, File No. 0-14625.

(28)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 27, 2019, File No. 0-14625.

(29)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated March 24, 2020, File No. 0-14625.

(30)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(31)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SCHEDULE II
TECH DATA CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Activity
Allowance for doubtful accounts receivable	Balance at beginning of period	Charged to cost and expenses	Deductions	Other(1)	Balance at end of period
Year ended January 31:
2020	$73,270	$21,081	$(19,252)	$4,341	$79,440
2019	$83,772	$9,903	$(24,247)	$3,842	$73,270
2018	$33,656	$19,788	$(28,531)	$58,859	$83,772

(1)	“Other” primarily includes recoveries, acquisitions and dispositions and the effect of fluctuations in foreign currencies.

ITEM 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2020.

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

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director	March 25, 2020
Richard T. Hume	(principal executive officer)

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief	March 25, 2020
Charles V. Dannewitz	Financial Officer (principal financial officer)

/s/ MICHAEL RABINOVITCH	Senior Vice President, Chief Accounting Officer and	March 25, 2020
Michael Rabinovitch	Controller (principal accounting officer)

/s/ ROBERT M. DUTKOWSKY	Executive Chairman of the Board of Directors	March 25, 2020
Robert M. Dutkowsky

/s/ CHARLES E. ADAIR	Director	March 25, 2020
Charles E. Adair

/s/ KAREN DAHUT	Director	March 25, 2020
Karen Dahut

/s/ HARRY J. HARCZAK, JR.	Director	March 25, 2020
Harry J. Harczak, Jr.

/s/ BRIDGETTE P. HELLER	Director	March 25, 2020
Bridgette P. Heller

/s/ KATHLEEN MISUNAS	Director	March 25, 2020
Kathleen Misunas

/s/ THOMAS I. MORGAN	Director	March 25, 2020
Thomas I. Morgan

/s/ PATRICK G. SAYER	Director	March 25, 2020
Patrick G. Sayer

/s/ SAVIO W. TUNG	Director	March 25, 2020
Savio W. Tung