Form 10-K/A
period 2020-01-31
TECH DATA CORP
filed 2020-05-21
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Tech Data Corporation, which we refer to as "Tech Data,” "we," "our," "us" or the “Company,” is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") to amend the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the "Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on March 25, 2020. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

This Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS

The information required by Item 10 relating to executive officers of the Company is included under the caption “Executive Officers” of Item 1 of Form 10-K.

BOARD OF DIRECTORS

The Board oversees the Company’s management in its conduct of the business. The Board holds regularly scheduled meetings at least quarterly and otherwise as appropriate to consider corporate decisions requiring its attention and action. The Board has four standing committees, the Audit Committee, Compensation Committee, Governance and Nominating Committee and CyberTech Committee (the “Committees”), the principal responsibilities of which are described below. Each of the Committees meets regularly and has a written charter. Representatives from the Company’s legal department regularly provide updates on legal and regulatory matters to the Board and Committees.

The current members of the Board are as follows:

Name	Age(1)	Audit Committee	Compensation Committee	Governance and Nominating Committee	CyberTech Committee
Charles E. Adair(2)	72	X		X(3)
Karen M. Dahut	56	X			X
Robert M. Dutkowsky(4)	65
Harry J. Harczak, Jr.	63	X(3)			X
Bridgette P. Heller	58	X		X
Richard T. Hume	60
Kathleen Misunas	69		X		X(3)
Thomas I. Morgan	66		X(3)	X
Patrick G. Sayer	62		X		X
Savio W. Tung	69		X	X

(1)    As of May 15, 2020.
(2)    Lead independent director.
(3)    Chairperson.
(4)    Executive Chairman of the Board.

The following provides biographical information about the members of the Board, as well as their qualifications and skills that were considered in determining that each person should serve as a director:

Charles E. Adair Montgomery, Alabama		Board Committees: • Lead Independent Director • Chair of Governance and Nominating • Audit	Current Other Public Directorships: • Globe Life Inc. (formerly Torchmark Corporation) • Rayonier Advanced Materials, Inc. Past Public Directorships: • PSS World Medical, Inc.
Age:	72
Director Since: 1995

Professional Highlights:
• President of Kowaliga Capital, Inc. an investment company since 1993
• President and Chief Operating Officer of Durr-Fillauer Medical, Inc. from 1981 until 1992
• Certified Public Accountant (inactive)

Mr. Adair is a financial expert whose accounting background, service on numerous boards and executive and financial roles in the pharmaceutical distribution industry position him well to understand and provide significant value related to finance, management, operations, governance and risk. Mr. Adair’s years of service on public company boards provide Mr. Adair with additional perspectives from which to view the governance and oversight of the Company’s operations and the Board’s activities. Mr. Adair has the in-depth knowledge of the business and affairs of the Company and the appropriate judgment and leadership skills to be well suited to serve as the Company’s Lead Independent Director.

Karen M. Dahut Bethesda, Maryland		Board Committees: • Audit • CyberTech	Current Other Public Directorships: • None
Age:	56
Director Since: 2017

Professional Highlights:
• 18-year tenure at Booz Allen Hamilton, currently as Executive Vice President and Group Leader of the Global Defense Business (which includes defense and global commercial markets) and also serves on the Executive Leadership team
• Previously held several senior executive positions at Booz Allen Hamilton including Executive Vice President and Group Leader of the Civilian Services and Commercial Group (2016-2018). She also created and led the Strategic Innovation Group from 2012 until 2016 and previously led the Analytics and the US Navy and Marine Corps Business units
• Served as an officer in the U.S. Navy and as the comptroller for the Navy’s premier biomedical research facility
• Serves on the Board of Northern Virginia Technology Council and the Advisory Board for USC’s Viterbi School of Engineering Computer Science Department

Ms. Dahut has valuable knowledge in the areas of technology, cybersecurity and government. Ms. Dahut’s extensive expertise in the strategic implementation of technology consulting and service provides the Board essential insight and knowledge related to the various elements of the sale and use of technology. Ms. Dahut’s qualifications include her military service and leadership experience in next-generation technologies, cybersecurity, data analytics, finance, government contracting, management and risk.

Robert M. Dutkowsky Tampa, Florida		Board Committees: • Executive Chairman of the Board	Current Other Public Directorships: • Pitney Bowes Inc. • Raymond James Financial, Inc. • US Foods Holding Corp. Past Public Directorships: • ADT Corporation • McAfee Corporation
Age:	65
Director Since: 2006

Professional Highlights:
• Executive Chairman of the Board since June 2018, Chairman from June 2017 until June 2018, Board member since 2006, and CEO from 2006 until June 2018
• President, CEO, and Chair of the Board of Egenera, Inc. (a software and virtualization technology company) from 2004 until 2006
• President, CEO, and Chair of the Board of J.D. Edwards & Co., Inc. (a software company) from 2002 until 2004
• President, CEO, and Chair of the Board of GenRad, Inc. from 2000 until 2002
• Executive Vice President, Markets and Channels, at EMC Corporation in 1997 before being promoted to President, Data General, in 1999 when it was acquired by EMC
• 20-year tenure with IBM serving in several senior management positions including Vice President, Distribution—IBM Asia/Pacific
• Serves on the Boards of United Way Suncoast and the Moffitt Research Committee, as well as the advisory board of the University of South Florida Business School

Mr. Dutkowsky served as Chief Executive Officer (“CEO”) of the Company for over a decade. Mr. Dutkowsky’s broad global business, industry and operational experiences bring considerable value to the Company’s Board as Mr. Dutkowsky is skilled at viewing the technology industry from a variety of perspectives. The experiences and skills Mr. Dutkowsky developed as a senior executive at one of the leading technology companies in the world and as the Chair and CEO of other technology and software businesses allow Mr. Dutkowsky to provide value related to finance, management, operations and risk. The skills and experiences Mr. Dutkowsky gained over his long and successful tenure as the Company’s CEO will continue to provide the Board with valuable insights as a Director and Executive Chairman.

Harry J. Harczak, Jr. Chicago, Illinois		Board Committees: • Chair of Audit • CyberTech	Current Other Public Directorships: • U.S. Cellular Corporation
Age:	63
Director Since: 2008

Professional Highlights:
• Managing Director of Sawdust Capital, LLC (a private investment firm) since 2008
• Executive at CDW Corporation (a leading direct marketer of IT hardware and software products) from 1994 until 2007, serving his last five years as Executive Vice President and as an Executive Committee member. He was also CDW’s CFO for seven years
• 16-year tenure with PricewaterhouseCoopers as audit partner serving public and private clients in the retail, distribution, and financial services community
• Serves on the Boards of Goodman Theatre of Chicago and DePaul University
• Certified Public Accountant (inactive)

Mr. Harczak is a financial expert with extensive financial and operational knowledge providing the Board with an essential perspective on the needs of a technology distribution customer and the Company’s corporate strategy. Mr. Harczak was an audit partner at PricewaterhouseCoopers auditing public and private companies and the Chief Financial Officer (“CFO”) and senior executive for one of the largest IT resellers in the Americas. Mr. Harczak has substantial executive and financial experience within the IT distribution channel allowing Mr. Harczak to provide significant value related to finance, management, operations and risk.

Bridgette P. Heller St. Petersburg, Florida		Board Committees: • Audit • Governance and Nominating	Current Other Public Directorships: • DexCom, Inc. • Novartis Past Public Directorships: • ADT Corporation • PCA International, Inc.
Age:	58
Director Since: 2016

Professional Highlights:
• Leads the Shirley Proctor Puller Foundation, a small nonprofit committed to generating better educational outcomes for underserved children in St. Petersburg, Florida
• Executive Vice President and President Nutricia with responsibility for both the Early Life Nutrition and Advanced Medical Nutrition divisions, and member of the Executive Committee for Danone from 2016 until January 2019
• Executive Vice President of Merck & Co., Inc. and President of Merck Consumer Care from 2010 until 2015
• President, Johnson & Johnson, Global Baby Business Unit from 2007 until 2010 and President, Global Baby Kids and Wound Care from 2005 until 2007
• Founder and Managing Partner at Heller Associates from 2002 until 2005
• CEO of Chung’s Foods, a privately held company manufacturing Asian food products from 2003 until 2004
• 17-year tenure with Kraft Foods, from 1985 until 2002, including as Executive Vice President and General Manager for the North American Coffee Portfolio

Ms. Heller has a strong background in marketing and the managing of a multi-national workforce. Ms. Heller’s unique in-depth knowledge around consumers and what drives sales contributes strongly to the Board’s ability to identify market demands and trends. Ms. Heller’s qualifications include significant experience in senior leadership positions at large global companies, allowing Ms. Heller to provide substantial value related to international operations, marketing, finance, management, people-centered development and risk.

Richard T. Hume Clearwater, Florida		Board Committees: • None	Current Other Public Directorships: • None
Age:	60
Director Since: 2018

Professional Highlights:
• CEO of Tech Data Corporation since June 2018
• Executive Vice President, Chief Operating Officer of Tech Data Corporation from March 2016 to June 2018
• 30-year tenure with IBM serving in several executive positions including, most recently, General Manager and Chief Operating Officer of Global Technology Services from January 2015 until February 2016, General Manager, Europe from January 2012 until January 2015, and General Manager, Global Business Partners from 2008 until 2011

Mr. Hume led the Company’s regional operations as Chief Operating Officer (“COO”) from 2016 until Mr. Hume was appointed CEO of the Company in June 2018. The experiences and skills Mr. Hume developed as a senior executive at one of the world’s leading technology companies bring considerable value related to finance, marketing, management, global business transformation, operations, risk and strategy. As the CEO, Mr. Hume’s direct participation on the Board is essential to the effective implementation of corporate strategy, governance oversight and to the Company and Board’s direction.

Kathleen Misunas New York, New York		Board Committees: • Chair of CyberTech • Compensation	Current Other Public Directorships: • Boingo Wireless, Inc. Past Public Directorships: • Canadian Tire Corporation
Age:	69
Director Since: 2000

Professional Highlights:
• Principal of Essential Ideas (a business advisory service), founded by Ms. Misunas in 2001
• CEO of AirTreks, Inc. in 2001
• CEO and President of brandwise LLC in 1999 and 2000
• Employed by Reed Elsevier PLC from 1996 until 1998, serving as CEO of Reed Travel Group in 1997 and 1998
• 22-year tenure with AMR Corporation, last serving as President and CEO of the SABRE Group (a division of AMR Corporation) and CIO of American Airlines, Inc.

Ms. Misunas has held executive management positions in global distribution and product automation businesses, including in the roles of CEO, president and chief information officer. Given the importance of the Company’s engagement with customers through various enterprise systems and e-commerce initiatives and the importance of the security of our IT systems, Ms. Misunas’s experience and expertise in this area is of significant value to the Company. Additionally, Ms. Misunas’s background in scaling businesses has provided human resource expertise, as well as compensation and benefits knowledge to the Company. Ms. Misunas’s skills and experiences related to management, operations, people-centered development and risk provide significant value to the Board.

Thomas I. Morgan Ponte Vedra Beach, Florida		Board Committees: • Chair of Compensation • Governance and Nominating	Current Other Public Directorships: • Rayonier Advanced Materials, Inc. Past Public Directorships: • Rayonier, Inc. • ITT Educational Services, Inc.
Age:	66
Director Since: 2007

Professional Highlights:
• CEO and Chair of the Board of Baker & Taylor, Inc. (a leading distributor of physical and digital books) from 2008 until 2013
• CEO and a member of the Board of Directors of Hughes Supply, Inc. from May 2003 until March 2006 when the company was acquired by The Home Depot, Inc. Joined Hughes Supply in 2001 as President and Chief Operating Officer
• CEO of EnfoTrust Network from 2000 until 2001
• CEO of Value America in 1999
• CEO of US Office Products from 1997 until 1999
• 22-year tenure with Genuine Parts Company in several senior management positions

Mr. Morgan brings to the Board a deep understanding of the global challenges and opportunities faced by low-margin complex distribution models who operate in a dynamic market. Mr. Morgan’s significant business experiences, holding CEO and other senior executive officer positions at distributors of various products, including IT products, and physical and digital content and value added services contributes strongly to the Board’s activities. Mr. Morgan’s leadership roles in different distribution markets provide substantial value to the Company related to management, international operations and risk.

Patrick G. Sayer Paris, France		Board Committees: • Compensation • CyberTech	Current Other Public Directorships: • Eurazeo • Europcar Mobility Group Past Public Directorships: • ANF Immobilier • Rexel SA • Accor SA
Age:	62
Director Since: 2012

Professional Highlights:
• Since March 2018, President of Augusta SAS, an investment platform aimed at fostering the growth of other companies, notably in the technology, retail and real estate sectors
• CEO of Eurazeo SA, one of Europe’s leading publicly-held investment companies with more than 5 billion euros in assets from 2002 until March 2018
• 20-year tenure at Lazard, an international financial advisory and asset management firm, he last served as managing director and head of Lazard’s Technology and Media group
• Judge at the Paris Court of Commerce

Mr. Sayer has a deep understanding of financial markets and is well suited to assist the Board in its global investments and merger and acquisition decisions. Mr. Sayer’s extensive international business and finance experience allow Mr. Sayer to provide value related to finance and international operations, with a focus on European markets. Mr. Sayer brings insight related to transactional success and the delivery of performance that will attract investment.

Savio W. Tung Scarsdale, New York		Board Committees: • Compensation • Governance and Nominating	Current Other Public Directorships: • Bank of China (Hong Kong) Limited Past Public Directorships: • Wireless Telecom Group Inc.
Age:	69
Director Since: 2010

Professional Highlights:
• One of the founding partners of Investcorp (a global investment firm), where Mr. Tung is a Senior Advisor and the Chairman of Investcorp Technology Partners
• 11-year tenure with Chase Manhattan Bank, serving in its offices in New York, Bahrain, Abu Dhabi and London
• Board Member and Treasurer of the Aaron Diamond AIDS Research Center and Board Member of Committee of 100
• Former Trustee of Columbia University and also served on the Board of the Columbia Investment Management Company and the Columbia University Medical Center Committee

Mr. Tung has significant global financial expertise in the areas of investments, mergers and acquisitions and capital planning which brings a valuable perspective to the Board. Mr. Tung’s extensive Asian international business and financial experience allow Mr. Tung to provide value related to finance, international operations, and capital markets, with a focus on the economic forces and trends influencing the Company around the world.

CORPORATE GOVERNANCE MATTERS

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT
The Company’s Executive Chairman of the Board presides at all meetings of the Board and of the shareholders. The Executive Chairman also manages the relationships between the Board and the Company’s management and shareholders. Currently, the Company’s Executive Chairman is Robert M. Dutkowsky.
As Executive Chairman, Mr. Dutkowsky’s duties include those of Executive Chairman plus the following additional duties as an employee: (i) provide advice and counsel to the CEO on a regular basis; (ii) at the request and direction of the CEO, engage in critical vendor and customer relationships and community involvement; and (iii) at the request and direction of the CEO or the Board, be involved in specified special projects. In addition to an Executive Chairman, the Board has a lead independent director designated by the Governance and Nominating Committee, which is comprised solely of independent directors. Charles E. Adair was the lead independent director for fiscal 2020. The lead independent director chairs the meetings of the independent directors and is responsible for consolidating and expressing the views of the independent directors to the Board. The lead director’s other functions include: (i) serves as a liaison between the Executive Chairman and the independent directors, (ii) discusses and agrees upon the nature and type of information to be sent to the Board, (iii) approves meeting schedules to assure that there is sufficient time for discussion of all agenda items, (iv) has the authority to call meetings of the independent directors, and (v) if requested by major shareholders, ensures that he or she is available for consultation and direct communication.
The Board’s leadership structure allows the Board to benefit from the leadership and direct participation of the Company’s current CEO and, its long-standing former CEO as well. At the same time, the leadership structure provides for a strong lead independent director with defined duties and responsibilities to facilitate the ability of the independent directors to provide independent and cohesive oversight and guidance.
The Board as a whole is responsible for Company risk oversight. Some of this oversight is exercised through the Board’s Committees, which report on their deliberations to the Board. The Board and its Committees solicit and receive reports from management on current and potential risks that are identified by either management or the Board. Areas of focus include competitive, economic, operational, financial, accounting, legal, regulatory, cybersecurity, and compliance risks. The areas of risk overseen by the Board and its committees are summarized below. Each Committee meets with key management personnel and outside advisors.

Board/Committee	Primary Areas of Risk Oversight
Board

Strategic, financial and execution risks and exposures, major litigation and regulatory and compliance exposures, risks and exposures associated with significant acquisitions, CEO succession planning, and other matters that may present material risks to the Company.

Audit Committee

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, and disclosure and internal controls. Also risks and exposures associated with ethics and compliance.

Compensation Committee	Risks and exposures associated with executive and overall compensation and benefits, including equity incentive plans, leadership assessment, and management succession planning.
Governance and Nominating Committee

Risks and exposures related to environmental, social and governance (“ESG”) matters, shareholder relations and communications, Board and committee structures, Board performance, crisis management, and director succession planning.

CyberTech Committee	Risks and exposures related to the Company’s information technology strategy and systems, cybersecurity preparedness, and data privacy.

EXECUTIVE SESSIONS
The Board holds an executive session at each quarterly board meeting and may hold such sessions during special meetings. Executive sessions of the Board are attended only by the independent directors and such other attendees as they may request. The executive sessions of the Board are led by the lead independent director.

AUDIT COMMITTEE
The Audit Committee assists the Board in fulfilling its oversight responsibilities for the reliability and integrity of financial reports and other financial information, compliance with legal and regulatory requirements, and with the Company’s systems of disclosure controls and internal controls over accounting and financial reporting and the audit process. The Audit Committee performs these functions by serving as an independent and objective party to monitor the financial reporting process and the disclosure and internal control systems. The Audit Committee has the authority and responsibility to select, oversee the performance of, and replace the independent accounting firm, and to oversee the activities and select or replace the provider of the internal audit function. The Audit Committee provides an open channel of communication between the independent accounting firm, management, internal audit, and the Board; reviews accounting and auditing issues identified by the independent accounting firm and by management in order to assess their potential impact on the Company; reviews reports from the Disclosure Committee, which is a committee of management; reviews reports and oversees the investigation of concerns regarding accounting, internal control, or auditing matters; and establishes procedures to receive complaints regarding the ethics of employees and Board members. To review the complete statement of duties and responsibilities of the Audit Committee, please see the Audit Committee Charter posted on the Corporate Governance section of the Investor Relations area of our website at http://investor.techdata.com.
The members of the Audit Committee are Harry J. Harczak, Jr. (Chair), Charles E. Adair, Karen M. Dahut and Bridgette P. Heller. The Board has determined that Charles E. Adair and Harry J. Harczak, Jr. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). All members of the Audit Committee are independent as defined by applicable law and the listing requirements of NASDAQ.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
During fiscal 2020, the executive officers and directors of the Company filed timely reports with the SEC relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on the written representation of its executive officers and directors and copies of the reports they have filed with the SEC in providing this information.

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

ITEM 11. Executive Compensation.
COMPENSATION COMMITTEE
The Compensation Committee (the “Committee”) is responsible for establishing the strategy for compensation, equity incentives, and benefits of the executive officers of the Company. The Committee recommends to the Board the annual compensation, equity grants, and benefits of the Executive Chairman and of the CEO. The Committee approves the executives’ compensation programs and plans, including the methodologies for setting salaries and cash incentives, as well as equity-based incentive plans and other benefits, and determines the salary and other compensation of all executive officers of the Company other than the CEO. The Committee also administers the 2018 Equity Incentive Plan of Tech Data Corporation (the “Equity Plan”) and the Company’s Executive Incentive Bonus Plan (the “Bonus Plan”). Succession plans for the CEO’s direct reports and the regional presidents are reviewed by this Committee. The Committee reviews and discusses with management the Compensation Discussion and Analysis (the “CD&A”) prepared for inclusion in the Company’s Annual Report on Form 10-K and, based on such review, determines whether to recommend that the CD&A be included in the Annual Report on Form 10-K. The Committee also prepares the Compensation Committee Report. The Committee’s processes and procedures for the consideration and determination of executive compensation, including the role of executive officers of the Company in making recommendations to the Committee regarding executive compensation and the role of compensation consultants in assisting the Committee in its functions, are described below in the COMPENSATION DISCUSSION AND ANALYSIS section. To review the complete statement of duties and responsibilities of this Committee, see the Compensation Committee Charter posted on the Corporate Governance section of the Investor Relations area of our website at http://investor.techdata.com.
The members of the Compensation Committee are Thomas I. Morgan (Chair), Kathleen Misunas, Patrick G. Sayer and Savio W. Tung. All members are independent as defined by applicable law and the listing requirements of NASDAQ, “Non-Employee Directors” within the meaning of the Rule 16b-3 under the Exchange Act, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”).
Compensation Committee Interlocks and Insider Participation
During fiscal 2020, none of the members of the Compensation Committee were, and none currently are, an employee or officer of the Company or had any relationship requiring disclosure under Items 404 or 407 of Regulation S-K under the Exchange Act. In addition, during fiscal 2020, none of the Company’s executive officers has served as a member of the Board or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed the COMPENSATION DISCUSSION AND ANALYSIS section and discussed that analysis with management and the Committee’s independent compensation consultant. Based upon this review and discussion, the Committee recommended to the Board that the COMPENSATION DISCUSSION AND ANALYSIS section be included in the Company’s Fiscal 2020 10-K.
Compensation Committee:
Thomas I. Morgan, Chair
Kathleen Misunas
Patrick G. Sayer
Savio W. Tung
The report of the Compensation Committee does not constitute soliciting material and will not be deemed to be filed or incorporated by reference into any other filing by the Company under the Securities Act or the Exchange Act.

COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
In this section, we review the objectives and elements of the Company’s executive compensation program and discuss and analyze the fiscal 2020 compensation decisions for (i) our CEO, (ii) our CFO and (iii) each of our three other most highly compensated executive officers who were employed as of the last day of fiscal 2020 (collectively, our NEOs):

•	Richard T. Hume—Chief Executive Officer

•	Charles V. Dannewitz—Executive Vice President, Chief Financial Officer

•	Joseph H. Quaglia—President, the Americas

•	David R. Vetter—Executive Vice President, Chief Legal Officer

•	Patrick Zammit—President, Europe

The Company’s fiscal year is from February 1 through January 31, and therefore this report covers the time period from February 1, 2019 through January 31, 2020. Mr. Hume, Mr. Dannewitz, Mr. Quaglia, Mr. Vetter and Mr. Zammit were NEOs for fiscal 2019 and remain NEOs in fiscal 2020.
Executive Summary
During fiscal 2020, we delivered a strong financial performance while making strategic progress and continuing to deliver higher value to our channel partners, colleagues and shareholders.
In addition to executing on our strategic priorities, throughout fiscal 2020, we took portfolio optimization actions designed to enhance our long-term profitability and produce better overall returns. These targeted actions resulted in relatively flat sales compared to the previous fiscal year, but helped to deliver higher non-GAAP net income, improved operating cash flow, and an industry-leading return on invested capital.
We reached many important milestones in fiscal 2020, but our achievements extend far beyond financial metrics as we continued to invest in our greatest asset - our people - with programs and initiatives that are creating a Tech Data culture of learning, development, recognition and trust. We ended the year by reaching our biggest milestone yet - the agreement to be acquired by affiliates of Apollo Global Management. We look forward to completing the transaction and working with the Apollo team to transform Tech Data into a company that defines a new standard of operational, financial and cultural excellence in our industry.
Successful execution of our business and financial objectives is measured and rewarded in our compensation plan in the selection of our performance measures for the Company’s Bonus Plan and performance-based restricted stock units (“PRSUs”). The performance measures for our NEOs under the Company’s annual Bonus Plan are earnings per share (“EPS”), ROIC, regional profitability measured in dollars or euros, and regional profitability as a percentage of sales. The payout percentages for these performance measures varied in fiscal 2020 from 91% to 170%. The performance measure for our PRSUs remains worldwide cumulative operating income measured over a three-year period. For detail regarding the Bonus Plan and PRSU performance targets, attainment levels, and payouts, see the PHILOSOPHY, PRACTICE AND DETERMINATION OF COMPENSATION FOR FISCAL 2020 – ANNUAL BONUS and FISCAL 2020 BONUS PAYOUT AMOUNTS ($) BY PERFORMANCE MEASURE – EQUITY AWARDS sections below.
Shareholder Approval of our Program
At the Company’s most recent Annual Meeting held on June 5, 2019, the Company submitted its executive compensation program to an advisory vote of its shareholders (also known as the “say on pay vote”). This advisory vote received support from approximately 94% of the total votes cast at the annual meeting, an increase from the previous year’s approval rate of 74%.

The Company pays careful attention to shareholder feedback including the say on pay vote. The Company engaged in outreach efforts with its major shareholders regarding its compensation program and other corporate governance matters. The Company requested meetings with twelve of its shareholders holding over 57% of the Company’s shares. Four such shareholders met with a Company management team consisting of the CEO, Chief Human Resources Officer, Corporate Vice President, Investor Relations and the Corporate Secretary. Eight shareholders declined the meeting or did not respond. In these engagement meetings, there was a focused discussion around ESG and our Board's key skills and strengths.

Elements of Compensation
Principal Compensation Elements
Our compensation program is comprised of three fundamental elements that correspond to the various aspects of an executive’s responsibilities: base salary, annual cash incentive bonus and long-term equity awards (in aggregate, “target total direct compensation”). Our Company operates on a very low cost model, therefore compensation must be managed within strict financial constraints. Our compensation levels are based upon affordability related to the Company’s annual operating plan (the “AOP”). The types and sizes of equity awards are influenced by associated costs to the Company in relation to the AOP.

The following table describes each of our compensation elements and the role it plays in promoting our compensation program goals, including rationale and philosophy related to those goals and elements:

Compensation Element	How Supports Goals	Rationale/ Philosophy
Base Salary	Attract and retain quality leaders.

The Company’s leaders identify and guide the execution of our strategies. They manage organization assets (people, physical assets, business relationships and capital) to achieve short-and long-term success. A competitive base salary is integral to securing the quality leadership talent needed and subject-matter expertise to compete in our competitive markets.

Bonus	Communicate key indicia of success; promote decision-making that maximizes performance results.

Bonuses strengthen the prospect of achieving performance goals because payment is contingent on achievement of performance measures that are aligned with the Company’s AOP. Additionally, bonuses help synchronize activity across the organization by communicating common expectations and coordinating executive activity.

Equity Awards	Retain leaders who drive performance to improve long-term shareholder value.

We commit to maintain a clear alignment between executive compensation and the creation of long-term shareholder value. We grant equity awards of such types, at such amounts and with such vesting patterns as to influence executive decision-making that enhances long-term Company performance. Equity compensation aligns executive and shareholder interests, connects performance and reward, promotes senior executive retention and encourages top management continuity.

Other Compensation Elements
We provide our NEOs with basic health and welfare benefits that are generally the same as those made available to other salaried employees located in the same jurisdiction. The table below highlights certain other compensation components we offer and as a general matter, certain components we have decided not to offer our NEOs consistent with our cost-sensitive approach to compensation. In connection with the acquisition of Avnet, Inc.’s Technology Solutions business (the “TS Acquisition”) in fiscal 2017, the Company agreed to continue certain legacy benefits provided to Mr. Zammit that the Company otherwise does not provide to its U.S. NEOs.

	WHAT WE OFFER		WHAT WE DO NOT OFFER

✓	Medical and dental insurance	✗	Supplemental or other non-qualified pension plans

✓	401(k) Savings Plan	✗	Post-retirement medical benefits

✓	Nonqualified deferred compensation plan	✗	Post-retirement life insurance benefits

✓	Executive Choice Plan*	✗	Tax reimbursement or “gross up” payments for Executive Choice Plan benefits

*
Our Executive Choice Plan benefit is for our U.S.-based executives and is capped between $10,000 and $20,000 depending on the participant’s position, and reimburses the participating executive for items such as tax and estate counseling, individual insurance premiums, personal and professional development expenses, and club memberships.

Oversight of the Compensation Program
The Company’s executive compensation program is administered and overseen by the Committee with assistance from the CEO, Chief Human Resources Officer and other officers, as appropriate. The Committee selects and retains independent compensation consultants who report directly to the Committee to assist it in the performance of its duties. The following table identifies the roles and responsibilities of the Committee and management in the oversight of the Company’s executive compensation program:

Compensation Committee	Management

• Sets policies and gives direction to management on all aspects of the executive compensation program

• Based upon performance, peer group and general industry market data, evaluates, determines and approves compensation (salary, bonus and equity awards) for each executive officer (except the CEO whose pay is recommended by the Committee and subject to approval by the full Board)

• Determines the terms and conditions of equity incentive awards for all award recipients

• Reviews succession planning to mitigate the risk of executive departure and to help ensure individual development and bench-strength through different tiers of Company leadership

• Evaluates and considers regulatory and legal perspectives on compensation matters, rating agency opinions on executive pay, published investor compensation policies and position parameters, and recommendations of major proxy voting advisory firms

• Coordinates with the other committees of the Board to identify, evaluate and address potential compensation risks, where they may exist

• Analyzes competitive information supplied by the independent compensation consultant and others in light of the Company’s financial and operational circumstances

• Evaluates market data for each executive position within the context of:

• Importance of each role to the Company’s business model;

• The Company’s organizational structure;

• Expected contribution of each executive in light of the responsibilities inherent in his or her position; and

• The risks inherent in the AOP

• Considers how other factors may affect pay decision-making, such as the Company’s AOP, targeted earnings, internal pay equity, overall financial performance and the Company’s ability to absorb increases in compensation costs

• Uses the data and analysis referenced above to formulate recommendations for the Committee’s review and consideration

Most of the year’s significant compensation decisions (those pertaining to the setting of base salaries, bonus targets and equity award percentages) are typically made at the meetings of the Committee and the Board that follow the end of the prior fiscal year. In reaching its decisions regarding pay levels, the Committee does not aim to mirror any other particular company’s compensation levels. Nonetheless, the Committee does consider other companies’ practices that might be pertinent to a distributor with narrow profit margins and to the fact that we operate in multiple geographic locations with differing regulatory obligations and market considerations.
The Committee selects and engages independent compensation consulting firms and authorizes their work. Reports and advice from the consultants may be requested by and shared between the Committee, the Board, and management. The Committee’s charter requires it to evaluate compensation consultants and advisor's independence and conflicts of interest pursuant to applicable law and listing standards. Our compensation consultants for fiscal 2020 were Exequity LLP (“Exequity”) and Semler Brossy Consulting Group, LLC ("Semler"). Exequity was engaged during the first half of the fiscal year and Semler was engaged during the second half of the fiscal year.
In December 2019, the Committee evaluated and confirmed Exequity and Semler's independence using the factors set forth in NASDAQ Rule 5605(d)(3)(D).
Philosophy, Practice and Determination of Compensation for Fiscal 2020
Overall, our compensation program balances incentives to perform with competitive pay taking into account our low margin operating environment. The Committee considers all pay elements in setting the total compensation opportunity for each NEO. The Committee believes the balance between elements should vary for each NEO reflecting the differences in their roles and geographic location, the impact each NEO has on Company results, balance in the external market, our cost-conscious pay philosophy and internal pay equity. For example, the CEO’s allocation is structured to balance short-term performance and long-term growth in shareholder value. The allocation of compensation value for the other NEOs also stresses achievement of annual business goals, but ties a reasonable amount to the long-term creation of shareholder value. The value of the total compensation package for each of our NEOs is informed by the median pay level for similarly positioned executives at other companies in our peer group and general industry community.
Pay-for-performance is an important element of the Company’s compensation philosophy, and we adhere to the pay-for-performance objective in the administration of our executive compensation program. NEO annual target bonuses range from 85% to 130% of base salary and actual bonus payments are directly tied to performance against pre-established performance targets derived from our AOP. Common merit increases to base salary tend to be modest, but are made after considering several factors, including individual and Company performance. The ultimate value of our equity awards is a function of share price for RSUs and achievement of long-term financial objectives for PRSUs, which ensures that pay-for-performance is reflected in the structure of our equity awards as well.

Base Salary
The Committee’s practice is to set base salary that, when combined with the annual cash bonus opportunity, will attract and retain high quality executive talent. The Company’s strong consideration for controlling costs is achieved partially by its philosophy of conservatively setting compensation targets within the range of peer and general industry group norms.
In fiscal 2020, the Committee increased base compensation for its five NEOs to better align their total compensation to market. Base salaries were increased by the following percentages: Mr. Hume by 6.7%, Mr. Dannewitz by 4.4%, Mr. Quaglia by 3.0%, Mr. Vetter by 3.0% and Mr. Zammit by 13.6%. Mr. Zammit's increase is part of a two-year plan to bring his compensation comparable to what he was earning prior to the TS Acquisition.
 Annual Bonus
Annual cash bonus opportunities are an important feature of our pay-for-performance compensation practices and are governed by our Bonus Plan. The target bonus amount for each NEO for fiscal 2020 is defined as a percentage of base salary that varies with the level of responsibility attendant to each NEO role. In fiscal 2020, the Committee increased the target bonus percentage for Mr. Hume from 120% to 130% to better align with market levels. The following table shows target bonus opportunities for all NEOs in fiscal 2020 as a percentage of base salary:

Hume	130%
Dannewitz	100%
Quaglia	100%
Vetter	85%
Zammit	100%
Each NEO’s bonus opportunity ties to the achievement of specified performance measures. These performance measures and their associated performance targets are developed and set in connection with our AOP and directly determine the amount of annual bonus paid. All of our NEOs have the performance measures of EPS and ROIC, with ROIC being determined on a global basis for our NEOs with global responsibility and on a regional basis for those NEOs with a regional responsibility. EPS targets are designed to reflect the Company’s emphasis on achieving profitable growth. ROIC targets above the Company’s weighted average cost of capital (“WACC”) are designed to reflect both improved profitability and effective capital allocation. In addition, for our NEOs with regional responsibility, regional profitability measured in euros or dollars, and regional profitability as a percentage of sales, are designed to reflect the Company’s emphasis on achieving profitable growth. We believe that collectively these performance measures encourage both profitable growth and capital efficiency, plus create long-term value for our shareholders.
Payment of the bonus is conditioned on achievement of performance targets that are specified in advance for each NEO. The selected performance measures and weightings for fiscal 2020 were:

Name	EPS	ROIC	Regional profitability measured in $/€	Regional profitability as % of sales
Hume	75%	25%	—	—
		(Worldwide)
Dannewitz	75%	25%	—	—
		(Worldwide)
Quaglia	25%	25%	25%	25%
		(Americas)	(Americas)	(Americas)
Vetter	75%	25%	—	—
		(Worldwide)
Zammit	25%	25%	25%	25%
		(Europe)	(Europe)	(Europe)

Deceleration & Acceleration of Cash Incentive Bonus Payments
The target bonus amount is subject to acceleration or deceleration depending upon the level of achievement for each performance measure. For fiscal 2020, the deceleration and acceleration ranges set for the performance measures were:

Performance Measure	No payout if performance target is underachieved by:	Payout at 200% (maximum) if performance target is overachieved by:
EPS	50%	10%
Worldwide ROIC	50%	10%
Regional profitability (contribution margin) in €/$	50%	10%
Regional profitability (contribution margin) as %	50%	10%
Regional ROIC	50%	10%
To incent achievement and overachievement of the performance targets, the Committee approved a bonus acceleration table such that 100% achievement would result in 100% payout and 101% achievement would result in 125% payout.
The Company’s fiscal 2020 Bonus Plan targets, attainments, over/under achievement percentage and payout percentage for our NEOs are:

Performance Measure	Fiscal 2020	Fiscal 2020	Fiscal 2020	Fiscal 2020
	Target	Attainment	Attainment %	Bonus Payout %
EPS	$12.09	$12.52	104%	145%
Worldwide ROIC %	18.25%	18.58%	102%	135%
*Americas contribution margin $	$467,351	$447,532	96%	96%
Americas contribution margin %	2.01%	1.92%	95%	95%
Americas ROIC %	23.55%	21.98%	93%	91%
*Europe contribution margin €	€297,910	€319,774	107%	170%
Europe contribution margin %	1.42%	1.50%	106%	160%
Europe ROIC %	19.00%	20.31%	107%	170%

*	In thousands
The above performance targets are tied directly to the Company’s financial results in relation to the AOP for fiscal 2020. The Committee certified the above achievement levels after the completion of fiscal 2020.
Performance targets and achievement levels for purposes of the Bonus Plan were calculated using non-GAAP measures as described more fully below:
For EPS, we started with net income and weighted average shares outstanding on a GAAP basis. We then made adjustments to exclude the impact of certain items, including the related income tax effects. The most significant adjustments related to: (i) acquisition, integration and restructuring expenses, (ii) gains associated with certain legal settlements, (iii) a gain on disposal of a subsidiary, (iv) acquisition-related intangible assets amortization expense, (v) changes in deferred tax valuation allowances and (vi) the impact of share repurchases.
The ROIC performance measure is a non-GAAP metric and for fiscal 2020 was calculated as follows:
(Adjusted Operating Income or Contribution Margin / Gross Sales Billed * (1—AOP Estimated Tax Rate for Year)) divided by (Gross Cash Days / 365)
For purposes of calculating this metric, Gross Cash Days are defined as days of sales outstanding in accounts receivable excluding the impacts of accounts receivable purchase agreements plus days of supply on hand in inventory, less days of purchases outstanding in accounts payable. Gross cash days are calculated using gross sales billed and gross cost of products sold.
Adjusted operating income is used in the calculation of worldwide ROIC and represents worldwide operating income on a GAAP basis, adjusted for the exclusion of stock compensation expense and the impact of certain items. The most significant adjustments related to the following: (i) acquisition, integration and restructuring expenses, (ii) gains associated with certain legal settlements, (iii) a gain on disposal of a subsidiary, (iv) acquisition-related intangible assets amortization expense, (v) tax indemnifications and (vi) the impact of the Company’s deferred compensation plan (the “Deferred Compensation Plan”).

Contribution margin is a regional performance measure and represents regional operating income on a GAAP basis, adjusted for the exclusion of certain allocated costs, stock compensation expense and the impact of certain items. The most significant adjustments related to the following: (i) acquisition, integration and restructuring expenses, (ii) gains associated with certain legal settlements, (iii) a gain on disposal of a subsidiary, (iv) acquisition-related intangible assets amortization expense and (v) tax indemnifications.
Contribution margin percentage is a regional performance measure and represents contribution margin (as defined above) divided by gross sales billed.
The following table shows how much of the total bonus payment for each NEO was attributable to the performance measures applicable to that NEO.

Fiscal 2020 Bonus Payout Amounts ($) by Performance Measure

Name	Total Bonus Payment	Amount attributable to EPS	Amount attributable to Worldwide ROIC	Amount attributable to Regional ROIC	Amount attributable to regional profitability measured in $/€	Amount attributable to regional profitability as % of sales
Hume	$1,697,069	$1,295,132	$401,937	—	—	—
Dannewitz	$919,514	$701,734	$217,780	—	—	—
Quaglia	$634,976	$215,624		$135,323	$142,758	$141,271
Vetter	$705,136	$538,130	$167,006	—	—	—
Zammit(1)	$900,704	$202,484	—	$237,395	$237,395	$223,430

(1)
For purposes of this table, all amounts for Mr. Zammit were calculated using the same weighted average Euro-to-dollar exchange rate that was used to calculate Mr. Zammit’s compensation in the “Summary Compensation Table.”

Equity Awards
The Committee grants equity incentives to our NEOs under our shareholder-approved Equity Plan. Equity incentives are designed to create a mutuality of interest with shareholders by motivating executives to manage the Company’s business so that the shareholders’ investment will grow in value over time. We subject the awards to customary vesting conditions to provide retention incentives to motivate employees to remain with the Company. This retention function is critical because the Company, due to cost considerations, does not maintain a defined benefit pension plan and does not provide other post-retirement medical or life insurance benefits for NEOs.
Equity incentives are granted at the fair market value on the date of grant and are typically granted annually at our March Board and Committee meetings. The Committee may, however, also consider awarding additional equity incentives at any scheduled Committee meeting during the year as it determines necessary to enhance retention, motivate our NEOs, reward exceptional performance, or otherwise address unusual circumstances. Equity incentives for new hires and promotions are generally made at the regularly scheduled quarterly Committee meeting in March.
The decision of what type of equity to grant and the value of the award is based upon an evaluation of the Company’s AOP, the desirability of long-term service from the executive officer, the perceived value to the executive, the dilutive effect to the shareholders, the effect of the accounting rules on expensing the award, peer group and general industry practices, and the number of equity incentive awards issued to other executive officers in the Company with approximately the same responsibility as the executive officer at issue. In fiscal 2020 the value of the annual equity incentive award is set as a percentage of base salary.
The Company has used a variety of equity award vehicles over the years depending on the circumstances but, beginning in March 2016, has granted a combination of time-based RSUs and PRSUs that vest based on the achievement of specified performance measures. The Committee considers a variety of factors in making its decision on the type and mix of equity awards, including: (i) various other types of equity awards, and the affordability and perceived value to recipients of such equity awards; (ii) the equity award practices of peer group and general industry companies; (iii) the impact of the Company’s use of time-based RSUs and PRSUs on executive and Company performance; and (iv) the desire to further align incentives for the executives with the long-term performance of the Company and with long-term shareholder value.
The RSUs and PRSUs accomplish complementary objectives. The RSUs generally vest over three years, with 25% vesting on each of the first two grant date anniversaries and 50% vesting on the third grant date anniversary. Back-loading the vesting schedule provides extra retention incentives beyond that of simple pro-rata vesting. In addition, the time-based vesting element of RSUs enables executives to focus on long-term goals. The PRSUs, which have a three-year performance period and a performance measure of worldwide cumulative operating income, also motivate the achievement of long-term goals and promote retention. The Committee set a deceleration and acceleration schedule for the PRSUs pursuant to which (i) 100% achievement of the three-year performance target results in the vesting of 110% of the grant, (ii) less than 70% achievement results in 0% vesting, and (iii) greater than 110% achievement results in the vesting of 150% of the grant. The Committee sets the deceleration and acceleration schedule to incent achievement and overachievement of the performance target in the PRSUs.
All the RSUs and PRSUs granted to NEOs contain a double trigger change in control provision, which means that if an acquirer or successor in a change in control assumes or continues the awards, vesting of the awards will accelerate in connection with the change in control only if the grantee has a qualifying termination of employment following the change in control. If the awards are not assumed or continued in connection with a change of control, then the vesting of the awards does accelerate. All the RSUs and PRSUs granted to NEOs are also subject to customary retirement provisions. See the POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL– RETIREMENT section below.
In March of fiscal 2020, we changed the methodology used to calculate the size of the annual equity award from a percentage of target total cash compensation (base salary plus target bonus) to a percentage of base salary (“Equity Grant %”). This change in methodology was made after a year-long global assessment and alignment of compensation programs and practices, and aligns our program more consistently from both an internal and externally competitive perspective at all levels in the organization, including NEOs. The change in methodology itself did not result in a material impact on the overall value of equity awards, although, separately, the Committee increased the value of the equity grant for two NEOs. NEOs received 60% of their equity as RSUs and 40% as PRSUs. Actual awards for each NEO were determined by the Committee based upon the effectiveness of each NEO’s performance in the prior year, as well as an analysis of target total cash and direct compensation compared to the peer group. The Committee increased the annual equity grant value in fiscal 2020 for two of the NEOs in the following amounts: Mr. Quaglia and Mr. Zammit’s awards were increased from 83% of target total cash compensation to 200% of base salary. This resulted in a 20% increase in the overall value of their awards. The approved Equity Grant % for each NEO broken down by RSUs and PRSUs is:

NEO	RSUs as a % of base salary	PRSUs as a % of base salary	Total Equity Grant %
Hume*	189%	126%	315%
Dannewitz	100%	66%	166%
Quaglia	120%	80%	200%
Vetter	92%	62%	154%
Zammit	120%	80%	200%

*As the result of an administrative error, the mix of equity compensation actually delivered to Mr. Hume in March 2018 was overweighted in PRSUs by approximately $215,000. This was corrected over the next two grants on June 6, 2018 and March 18, 2019.

In addition to the grants of RSUs and PRSUs described above, the PRSUs granted in March 2017 vested after the expiration of their three year performance period on January 31, 2020. The performance measure and performance target for these PRSUs were:

Measure	Target ($ in millions)
Worldwide Cumulative Operating Income	1,848

*	For these PRSUs, no payout results for less than 70% achievement and a maximum payout of 150% results from a greater than 110% achievement.
Pursuant to the Agreement and Plan of Merger, dated as of November 12, 2019, as amended on November 27, 2019 by Amendment No. 1 to Agreement and Plan of Merger (as further amended or modified from time to time, the “Merger Agreement”), among Tech Data, Tiger Midco, LLC (“Parent”) and Tiger Merger Sub Co. (“Merger Sub”), the parties agreed that these PRSUs would pay out at 110% since they were not assumed, continued, or substituted by the surviving corporation in the Merger Agreement.
The performance target for these PRSUs ties directly to the Company’s financial results in relation to the Company’s 3-year AOP for fiscal 2018 to fiscal 2020.
The performance target was calculated using the non-GAAP measure of worldwide cumulative operating income, as defined in the PRSU grant agreement. We started with worldwide cumulative operating income on a GAAP basis. We then made adjustments to exclude the impact of certain items. The most significant adjustments related to the following: (i) acquisition, integration and restructuring expenses, (ii) goodwill impairment, (iii) gains associated with certain legal settlements, and (iv) the impact of the Company’s Deferred Compensation Plan.
Perquisites
The Company provides minimal perquisites and does not consider them to be a significant component of its compensation package.
Severance Plan
The Severance Plan provides our U.S.-based NEOs with base salary and a pro-rata portion of certain incentive compensation over a specified period if the Company terminates an NEO’s employment without cause. Mr. Zammit is based in Europe and does not participate in the Severance Plan as the terms of his potential separation from the Company are subject to his Manager’s Agreement (Mr. Zammit’s Manager’s Agreement, as amended, is included as Exhibits 10-20 and 10-21 to our Form 10-K for the fiscal year ended January 31, 2020) and local law in Europe. Please see POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL for a more complete discussion of the Severance Plan.
Change in Control Severance Policy
The Company’s Change in Control Severance Policy (“CIC Policy”) is based on the determination that it would be in the best interests of the Company and its shareholders to secure the continued services, dedication and objectivity of certain key employees of the Company in the event of any threat or occurrence of a qualifying change in control of the Company under the CIC Policy. The current participants in the CIC Policy are the Company’s executive officers, including the active NEOs, with the exception of Mr. Zammit. The CIC Policy provides for double trigger severance benefits and a participant will be entitled to benefits under the CIC Policy only in the event that (i) there is a qualifying change in control of the Company, and (ii) the participant’s employment with the Company is terminated by the Company without Cause or by the participant for Good Reason within 24 months after the effective date of the Change in Control (as these terms are defined in the CIC Policy). The CIC Policy does not provide for any gross-ups to any of our NEOs for the excise tax or so-called “parachute payments” in connection with a change in control. In the event of a change in control, the provisions of Mr. Zammit’s termination would be determined in accordance with his Manager’s Agreement and applicable laws in Europe where he resides. Please see POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL for a more complete discussion of the CIC Policy.
Equity Ownership Guidelines
Our active NEOs are required to accumulate and retain shares of Company stock, through owned shares or retention of stock awards, equal in value to a multiple of their base salary. The target accumulations are six times base salary for the CEO and three times base salary for Mr. Dannewitz, Mr. Quaglia, Mr. Vetter and Mr. Zammit. Until the ownership target is met, these executive officers are required to retain 50% of all of the net shares generated, after tax, from any exercise or settlement of equity incentive awards. Both unvested and vested RSUs are included for purposes of determining an NEO’s attainment of the applicable target accumulations. Unvested PRSUs are excluded.

Recoupment (Clawback) Policy
The Company has a Recoupment Policy allowing it to require repayment of certain performance based compensation in the event of a financial misstatement caused by a covered executive’s misconduct. All executive officers are subject to the Recoupment Policy.
IRS Code Section 162(m)
Beginning in 2018, Section 162(m) of the Code limits the federal income tax deduction for annual individual compensation to $1 million for the NEOs, subject to a transition rule for written binding contracts in effect on November 2, 2017 and not materially modified after that date. In the past, Section 162(m)’s deduction limit included an exception for “performance-based” compensation. The Company’s compensation programs were generally designed to enable the Company to grant awards that could qualify for this performance-based exception. To accomplish this, the Company previously asked shareholders to approve equity and incentive compensation plans that included limitations and other provisions required to be included under Section 162(m). Now that the performance-based compensation exception is no longer available, the Company will no longer include Section 162(m)-related limitations or provisions or request shareholder approval for this purpose, and may not generally attempt to meet the requirements previously included in our plans related to the exception. To the extent it deems practical, the Company intends to comply with the transition rule for November 2, 2017, for written binding contracts, if available, as long as the Committee determines that to be in the Company’s best interest.
Benchmarking
The Committee regularly assesses the appropriateness of total compensation opportunities for our NEOs by comparing them to prevailing practices at our peer group companies, measuring them against a survey of practices across a broader community of general industry organizations of similar size and nature, and by soliciting guidance from the independent compensation consultant and input from management.

Peer Group—The peer group is chosen annually from among our operating competitors, other members of the IT industry, distributors as well as companies that share our operating characteristics (similar operating income percentages, low operating margins, and global operations), and companies with whom we compete for employee talent. The peer group selected for fiscal 2020 remains unchanged from fiscal 2019 and consisted of the following 13 companies (the “Peer Group”):

Anixter International Inc.	Jabil Inc.
Arrow Electronics, Inc.	Scansource, Inc.
Flex Ltd.	Synnex Corporation
CDW Corporation	US Foods Holding Corp.
Core-Mark Holding Company, Inc.	Wesco International, Inc.
Essendant Inc.	W.W. Grainger, Inc.
Genuine Parts Company
Based on publicly available information, revenue for these companies ranged from $7.93 billion (25th percentile) to $22.10 billion (75th percentile), with the 50th percentile at $15.19 billion. Operating income margins ranged from 2.4 percent (25th percentile) to 4.2 percent (75th percentile), with the 50th percentile at 3.0 percent. The Committee also considers an analysis performed by Exequity that adjusts Peer Group company compensation levels to predict what those compensation levels would be if the Peer Group companies generated the Company’s revenues and operating income margin.
Survey Group—The Committee also considered pay data from a general industry group of companies representing a cross-section of manufacturing and services industries. This group’s reported revenue was between $22.85 billion and $68.62 billion and the median revenue was $38.13 billion. Information about the compensation practices for this group was prepared by the Committee’s independent compensation consultant and considered by management and the Committee. Management and the Committee believe it is important to evaluate data from the broader industry group in addition to the Peer Group because it allows for the consideration of data from companies that may have characteristics (such as higher profit margins) different from the Company but that nonetheless compete with the Company for the same employee talent.
Employment Agreements with NEOs
The Company has employment agreements with Mr. Hume and Mr. Zammit. Mr. Hume’s employment agreement is described below. Mr. Zammit’s Manager’s Agreement was assumed, with certain modifications, by the Company in connection with the TS Acquisition. Mr. Zammit’s Manager’s Agreement sets out his position, obligations, base salary, bonus entitlement, reimbursement for Mr. Zammit’s annual contribution to a French retirement insurance program, participation in a supplemental retirement and life insurance arrangement in Belgium, terms of his agreement not to compete, separation benefits as well as other terms of employment. Mr. Zammit’s Manager’s Agreement, as amended, is included as Exhibits 10-20 and 10-21 to our Form 10-K for the fiscal year ended January 31, 2020. Please see POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL for a more complete discussion of Mr. Zammit’s separation benefits under his Manager’s Agreement.
CEO Compensation
In fiscal 2020, in connection with Mr. Hume's one-year anniversary as CEO, his base salary increased by $60,000 and his target bonus percentage increased from 120% to 130% of base salary. His target annual equity grant percentage of 315% of base salary did not change from the amounts approved for him in March 2019 (see FISCAL 2020 BONUS PAYOUT AMOUNTS ($) BY PERFORMANCE MEASURE – EQUITY AWARDS above). The Committee established his compensation after considering CEO market pay data reflecting prevailing practices within the Company’s peer group at the 25th percentile from its independent consultant, and the internal business needs and priorities of the Company. A summary of the most significant provisions of Mr. Hume’s CEO employment agreement include: the right to be nominated for election as a member of the Board, the right to reject compensation that would trigger Code Section 280G excise tax, an obligation of confidentiality and not-to-compete owed to the Company, setting the severance plan benefits period at 24 months, a definition of what constitutes “gross misconduct,” and a right to severance for a good cause termination by Mr. Hume, including the election to terminate within a 30-day period six months following a change in control of the Company. The full Employment Agreement is included as Exhibit 10-22 to our Form 10-K for the year ended January 31, 2020.

The following table presents information concerning compensation paid to or earned by our NEOs:
SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(1) (c)		Bonus ($)(1) (d)	Stock Awards ($)(2) (e)		Non-Equity Incentive Plan Compensation Earnings ($)(1) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Richard T. Hume Chief Executive Officer	2020	937,615			2,842,402	(3)	1,697,069		71,929	(5)	5,549,015
	2019	818,855			2,703,445		1,254,998		38,315		4,815,613
	2018	745,432	(4)		1,755,789		746,996		34,599		3,282,816

Charles V. Dannewitz Executive Vice President, Chief Financial Officer	2020	637,951			1,067,190	(3)	919,514	4,548	28,463	(6)	2,657,666
	2019	618,078			1,051,792		801,955	677	28,250		2,500,752
	2018	720,390	(4)		1,458,110		614,987	2,985	28,142		2,824,614

Joseph H. Quaglia President, the Americas	2020	590,161			1,201,285	(3)	634,976		75,114	(7)	2,501,536
	2019	577,500			982,754		822,938		36,482		2,419,674
	2018	675,600	(4)		828,099		465,104		31,693		2,000,496
David R. Vetter Executive Vice President, Chief Legal Officer	2020	577,591			905,244	(3)	705,136		28,439	(8)	2,216,410
	2019	555,986			850,463		613,995		28,908		2,049,352
	2018	612,170	(4)	250,000	774,621		456,912		28,136		2,121,839
Patrick Zammit(9) President, Europe	2020	541,618			1,046,045	(3)	900,704		178,270	(10)	2,666,637
	2019	517,133			855,239		526,832		186,110		2,085,314
	2018	463,530			2,827,636		492,847		165,403		3,949,416

Column lettering is consistent with lettering in Item 402(c)(1) of SEC Regulation S-K.

(1)	Includes amounts deferred at the applicable executive’s election under the 401(k) Savings Plan and Deferred Compensation Plan.

(2)
The amounts for each year represent the aggregate grant date fair value of the awards, computed in accordance with ASC Topic 718. See Item 8, Note 10-Employee Benefit Plans, of the Annual Report on Form 10-K for the fiscal year ended January 31, 2020 for the assumptions we used in valuing these awards. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the executive. The value that may be realized by the executive may be different from the accounting expense because it depends on the stock price at time of vesting and sale, which may be higher or lower than the stock price on the date of grant.

(3)
These amounts reflect the combined grant date fair value of the RSUs and PRSUs awarded to the NEO in fiscal 2020. PRSUs have a potential payout of 0% to 150% of the initial PRSU award. The value disclosed includes the grant date fair value of PRSU awards at the target performance achievement of the performance measures, which represents 110% of the value of the initial PRSU award. The values of the PRSUs at maximum possible performance as of the grant date are as follows:

NEO	Maximum at Grant Date Fair Value ($)
Hume	1,556,430
Dannewitz	615,702
Quaglia	693,065
Vetter	522,248
Zammit	603,428

(4)
The amounts for fiscal 2018 include a payout of accrued vacation pay as a result of the Company’s transition to a Flexible Time Away Policy for US based employees as follows: Dannewitz – $107,159, Hume – $71,682, Quaglia – $105,505, and Vetter – $76,162.

(5)
This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan; contributions by the Company to Mr. Hume’s 401(k) Savings Plan ($8,500); and guest travel, food, lodging, participant activities, or gifts in connection with business-related events ($43,429, which includes $10,750 for tax reimbursement).

(6)	This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan; and contributions by the Company to Mr. Dannewitz’s 401(k) Savings Plan ($8,463).

(7)
This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan; contributions by the Company to Mr. Quaglia’s 401(k) Savings Plan ($8,440); and guest travel, food, lodging, participant activities, or gifts in connection with business-related events ($46,674, which includes $14,091 for tax reimbursement).

(8)	This amount is comprised of $20,000 earned pursuant to the Executive Choice Plan; and contributions by the Company to Mr. Vetter’s 401(k) Savings Plan ($8,439).

(9)	The dollar value of Mr. Zammit’s compensation has been calculated using a weighted average Euro-to-Dollar exchange rate for the twelve months ended January 31, 2020.

(10)
This amount is comprised of the Company’s contribution to a French retirement insurance program on behalf of Mr. Zammit in the amount of $47,724; premium payments by the Company to a third party administrator for a retirement arrangement in Belgium in the amount of $106,416; and $24,130 for use of a Company-provided vehicle.

GRANTS OF PLAN-BASED AWARDS
The table below sets forth, for each of the NEOs, the grants of awards under the Equity Plan and Bonus Plan made during fiscal 2020.

Name (a)	Grant Date (b)	Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards(2)			All Other Stock Awards; Number of Shares of Stock or Units(3) (#) (i)	Grant Date Fair Value of Stock and Option Awards(4) ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Hume	3/18/2019	8,932	1,190,926	2,381,852	5,030	11,065	15,089	16,491	2,842,402
Dannewitz	3/18/2019	4,840	645,273	1,290,546	1,990	4,377	5,969	5,969	1,067,190
Quaglia	3/18/2019	4,461	594,825	1,189,650	2,240	4,927	6,719	6,719	1,201,285
Vetter	3/18/2019	3,711	494,833	989,665	1,688	3,713	5,063	5,063	905,244
Zammit(5)	3/18/2019	4,189	558,576	1,117,152	1,950	4,290	5,850	5,851	1,046,045

Column lettering is consistent with lettering in Item 402(d)(1) of SEC Regulation S-K.

(1)
Estimated possible payouts for fiscal 2020 under the Company’s Bonus Plan. See the column captioned “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” for each NEO’s actual payout amount for fiscal 2020.

(2)	Estimated number of PRSUs that may vest after completion of the three-year performance period.

(3)	Each award is an RSU. These RSUs vest 25% on each of the first and second grant date anniversaries and the remaining 50% vests on the third grant date anniversary.

(4)
These amounts reflect the combined grant date fair value of RSUs and PRSUs. The grant date fair value of equity awards is calculated as the number of shares granted multiplied by the ASC Topic 718 value on the grant date. The ASC Topic 718 value for RSUs and PRSU's is equal to the last sales price as quoted on the NASDAQ on the date of grant. The ASC Topic 718 value for RSUs and PRSU's was $103.15 on March 18, 2019. The grant date fair value of the PRSUs is reflected assuming 100% achievement of the three-year performance target.

(5)
For purposes of this table, the amounts for Non-Equity Incentive Plan Awards for Mr. Zammit were calculated using the same weighted average Euro-to-dollar exchange rate that was used to calculate Mr. Zammit’s compensation in the “Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The following table sets forth, for each of the NEOs, the outstanding equity awards as of January 31, 2020.

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested(1) (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2) (h)	Equity Incentive Plan Awards: Number of Unearned Shares or Units of Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Other Payout Value of Unearned Shares or Units of Other Rights That Have Not Vested ($)(2) (j)
Hume	7,486	1,077,535
	12,018	1,729,871
	5,119	736,829	8,906	(3)	1,281,930
	16,491	2,373,715	11,065	(4)	1,592,696
Total	41,114	5,917,950	19,971		2,874,626
Dannewitz	3,398	489,108
	5,498	791,382
	5,456	785,337	5,280	(3)	760,003
	5,969	859,178	4,377	(4)	630,025
Total	20,321	2,925,005	9,657		1,390,028
Quaglia	2,937	422,752
	5,097	733,662	4,934	(3)	710,200
	6,719	967,133	4,927	(4)	709,192
Total	14,753	2,123,547	9,861		1,419,392
Vetter	2,748	395,547
	4,411	634,919	4,270	(3)	614,624
	5,063	728,768	3,713	(4)	534,449
Total	12,222	1,759,234	7,983		1,149,073
Zammit	5,356	770,943
	4,436	638,518	4,294	(3)	618,078
	5,851	842,193	4,290	(4)	617,503
Total	15,643	2,251,654	8,584		1,235,581
Column lettering is consistent with lettering in Item 402(f)(1) of SEC Regulation S-K.

(1)
Represents RSUs awarded in fiscal 2018, 2019, and 2020, which vest 25% on each of the first and second grant date anniversaries and 50% on the third grant date anniversary with the exception of 5,498 RSUs to Mr. Dannewitz with a grant date fair value of $500,000 which vest 100% on the third anniversary of the grant date.

(2)	The market value is based upon the last sales price of $143.94 on the last trading day in fiscal 2020.

(3)
Represents PRSUs awarded in fiscal 2019 which vest contingent upon the attainment of the performance measures at the conclusion of the three-year performance period, assuming 100% achievement of the three-year performance target. Based on the Merger Agreement these PRSUs will payout at 130% upon closing.

(4)
Represents PRSUs awarded in fiscal 2020 which vest contingent upon the attainment of the performance measures at the conclusion of the three-year performance period, assuming 100% achievement of the three-year performance target. Based on the Merger Agreement these PRSUs will payout at 110% upon closing.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth, for each of the NEOs, information with respect to the exercise of stock options and similar instruments, and vesting of other equity-based awards during fiscal 2020:

	Stock Awards(1)

Name (a)	Number of Shares Acquired upon Vesting (#) (d)	Value Realized upon Vesting ($) (e)
Hume(2)	27,041	2,855,671
Dannewitz(3)	10,342	1,134,181
Quaglia(4)	14,814	1,595,289
Vetter(5)	7,672	844,788
Zammit(6)	24,535	2,626,140

Column lettering is consistent with lettering in Item 402(g)(1) of SEC Regulation S-K.

(1)	RSUs and certain PRSUs were net share settled after withholding for taxes.

(2)	For time-vested RSUs 13,770 shares, and for PRSUs 2,628 shares, were received upon net settlement.

(3)	For time-vested RSUs 4,044 shares, and for PRSUs 2,267 shares, were received upon net settlement.

(4)	For time-vested RSUs 7,022 shares, and for PRSUs 1,959 shares, were received upon net settlement.

(5)	For time-vested RSUs 2,854 shares, and for PRSUs 3,022 shares, were received upon net settlement.

(6)	For time-vested RSUs 11,874 shares and for PRSUs 9,102 shares were received upon net settlement.

NON-QUALIFIED DEFERRED COMPENSATION PLANS

The Company maintains the Tech Data Corporation Deferred Compensation Plan that provides certain executives and directors who joined the Deferred Compensation Plan prior to January 1, 2020 the opportunity to make pre-tax deferrals. Presently, participants may allocate deferrals among 15 different investment alternatives and this allocation can be changed at any time. The Deferred Compensation Plan is deemed unfunded and participants are unsecured general creditors of the Company. Assets have been placed in a Rabbi trust to informally fund the plan. Deferrals are made on a pre-tax basis, and the participants are taxed when they receive payments from the Deferred Compensation Plan. Participants in the Deferred Compensation Plan are vested in their deferred amounts at all times.

The American Jobs Creation Act of 2004 changed the tax rules related to non-qualified deferred compensation plans, which administratively resulted in two separate plan documents, a pre-2005 Plan and a 2005+ Plan. The 2005+ Plan provides that Participant deferrals will be automatically paid out on a change in control of the Company. The Board has also authorized the termination and payout of the Pre-2005 Plan in connection with the merger contemplated by the Merger Agreement, in which case, the executive officers and members of the Board that participate in the Pre-2005 Plan will also be paid out on the change in control of the Company.

The following table sets forth the contributions, earnings and balances for each NEO under the Company’s Deferred Compensation Plan for the fiscal year ended January 31, 2020.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earning in last FY(1) ($)		Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Hume	—	—	—		—	—
Dannewitz	—	—	13,319	(2)	—	365,593
Quaglia	—	—	138,797		—	857,364
Vetter	—	—	43,029		—	339,952
Zammit	—	—	—		—	—

(1)	Except as disclosed in footnote 2, none of the earnings reflected in these amounts were reported as compensation in the “Summary Compensation Table.”

(2)	These amounts include earnings of $4,548 for Mr. Dannewitz reported in column (h) of the “Summary Compensation Table.”

The pre-2005 Plan and the 2005+ Plan differ primarily in the flexibility of payout options that are detailed in the following table:

	Pre-2005 Plan	2005+ Plan
Basic Distribution Options
• Retirement (the later of termination or reaching age 55 for employees, age 65 for directors) in a lump sum or installments of 5, 10 or 15 annual payments.

• In-service distributions (lump sum) at a specified date at least three calendar years after the initial year of deferral. This election may be modified once, at least 13 months prior to the distribution date.

• Retirement Separation of Services paid 13 months following the date of termination.

• Retirement and lump sum In-Service Distributions – same as pre-2005 Plan except participant may modify at least 12 months prior to the original payout date as many times as desired; however, such modification delays the distribution at least five years.

Separation of Service	No change from basic provision elected.
In-service payout options default to 13 months following separation from service for prior in-service distribution elections payable after the separation date. The participant has 30 days from the date of separation to elect one of the following:

• Lump sum payment following 13 months.

• Re-defer payment for at least five years following the 13 months in which the payment would normally be received.

Payouts may be deferred as many times as desired for a period of no less than five years from the previous payout date.

Retirement	No change from basic provision elected.	No change from basic provision elected.

Death
Prior to termination of employment with the Company, the beneficiary is entitled to the greater of 2.5 times the participant’s cumulative deferrals or their cumulative deferrals plus earnings credited to their account, both amounts reduced by any in service distributions. Following termination of employment the beneficiary is entitled to receive the account balance.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The information given in this section describes the additional or incremental payments that a NEO would receive or specific terms or conditions that would apply in the event of a termination or change in control. We do not include compensation that is unaffected by these events. This section provides information regarding all of our NEOs assuming that their employment terminated as of January 31, 2020, the last day of our fiscal year.
Termination/Severance—The Severance Plan provides benefits to our executives in the event of a Company-initiated, non-misconduct separation from the Company. In fiscal 2020, the following three amendments occurred to the Severance Plan, (1) to allow payments to continue to a beneficiary in the event an executive dies prior to the date on which all severance payments due have been made, (2) to clarify that if an executive receives a severance payment under the CIC Policy, that executive would not be entitled to participate in the Severance Plan, and, (3) to reflect that a participant whose employment is involuntarily terminated for reasons other than gross misconduct will receive the portion of his or her annual cash incentive at the 100% level prorated through the date of such participant’s termination rather than receiving the annual cash incentive that was based on the Company’s performance, prorated through the date of such participant’s termination. The receipt of benefits under the Severance Plan is conditioned upon a participant executing within 60 days following the termination date, a separation agreement, general release of claims, confidentiality agreement, and non-compete agreement to be in effect for the length of the severance period for which benefits are received. The Severance Plan establishes a severance period that provides the participant his or her regular base salary compensation for a stated period, based upon position held and years of service. Payments are made in bi-weekly installments along with the Company’s regular payroll payments. Based on their current positions and years of service, the benefit period to receive base salary for Mr. Dannewitz, Mr. Quaglia and Mr. Vetter would be 24 months. Mr. Hume would receive 24 months based upon the terms of his employment agreement. Mr. Zammit does not participate in the Severance Plan. In the event of his termination, Mr. Zammit’s Manager’s Agreement provides for payment to him of a six month notice period, a severance payment equal to his total annual compensation inclusive of base salary and performance bonus at target, ongoing insurance benefits and car allowance for 18.5 months plus one additional month for every fully completed year measured from October 2016. In addition, if the Company does not elect to waive its rights under the Manager’s Agreement to have Mr. Zammit’s agreement not to compete with the Company apply, a lump-sum payment of one year of Mr. Zammit’s then base salary or a lesser prorated amount if the Company elects to reduce the number of months of Mr. Zammit’s agreement not to compete. For a discussion of Mr. Zammit’s agreement see FISCAL 2020 BONUS PAYOUT AMOUNTS ($) BY PERFORMANCE MEASURE – EMPLOYMENT AGREEMENTS WITH NEOS above.
Change in Control—The Company maintains a CIC Policy based on the Company’s determination that it is in the best interests of the Company and its shareholders to secure the continued services, dedication and objectivity of certain key employees of the Company in the event of any threat or occurrence of a qualifying change in control of the Company under the CIC Policy. The participants in the CIC Policy are the Company’s executive officers, including the NEOs with the exception of Mr. Zammit. As noted above, Mr. Zammit does not participate in the CIC Policy as his rights upon his termination on change in control would be determined in accordance with his Manager’s Agreement and applicable laws in Europe.
The CIC Policy provides for double trigger severance benefits and a participant will be entitled to benefits under the CIC Policy only in the event that (i) there is a qualifying change in control of the Company, and (ii) the participant’s employment with the Company is terminated by the Company without Cause or by the participant for Good Reason within 24 months after the effective date of the Change in Control (as these terms are defined in the CIC Policy). For purposes of the CIC Policy, “good reason” includes a material adverse change in the nature, scope or status of the covered person’s position, duties, responsibilities or authorities effectuated after the change in control from those held, exercised and/or assigned to the covered person immediately prior to such diminution, including, without limitation, if the covered person was an officer of a public company immediately prior to the change in control, the covered person ceasing to be an officer of a public company.
For the NEOs, the CIC Policy provides for severance payments equal to (i) a multiple (which is 2.5 for the CEO and 2 for all other NEOs) (the “Severance Factor”) times the sum of the NEO’s base salary and target annual bonus (the “Severance Payment”), and (ii) a pro-rata annual bonus for the fiscal year of the Company in which the termination occurs, payable on the regularly scheduled payment date, determined based on the actual performance of the Company (in a manner consistent with how bonus determinations are made for continuing, active employees of the Company) and, prorated based on the number of days the individual was employed by the Company in the fiscal year prior to the date of termination. Participants who receive a Severance Payment under the CIC Policy are not entitled to receive any other cash severance payment pursuant to any other severance plan, program, policy, agreement or arrangement maintained by the Company, including the Severance Plan, or any additional annual bonus payment other than as specified in the CIC Policy, provided that in the event applicable law mandates that the Company provide to the participants benefits in the nature of severance, then the amounts of benefits provided under the CIC Policy are reduced, in a manner consistent with applicable law, by the amount of the legally mandated benefits.
As a condition to participation in and to receive benefits under the CIC Policy, a participant must agree to be bound by certain restrictive covenants including the NEO’s agreement not to compete with the business of the Company for a period of one year (two years for Mr. Hume) following the NEO’s termination date. Equity awards in the event of change in control are covered under our Equity Plan and the forms of grant agreements approved under our Equity Plan. Both the PRSU and RSU grant agreement forms contain a double trigger change in control provision pursuant to which awards do not accelerate vesting upon a change in control unless the NEO also has a qualifying termination of employment following the change in control. In the event of a change in control in which the PRSUs are not assumed, continued, or substituted by the surviving corporation, such PRSUs shall immediately vest in full as of the effective date of the change in control as if the performance goals were fully attained.
We do not provide any gross-ups to any of our NEOs for the excise tax or so-called “parachute payments” in connection with a change in control.

The presentation of data in the table below is based on the assumption that a qualifying termination upon change in control (other than the transaction contemplated by the Merger Agreement) occurred on January 31, 2020, the last day of fiscal 2020, and that all outstanding equity awards were assumed, continued or substituted by the surviving corporation in such transaction.

NEO	Earned FY 2020 Payment Under the Bonus Plan ($)	Severance Payment ($)		Equity upon change in control
Hume	1,697,069	5,520,000		No additional awards Vesting accelerates
Dannewitz	919,514	2,581,092		No additional awards Vesting accelerates
Quaglia	634,976	2,379,300		No additional awards Vesting accelerates
Vetter	705,136	2,153,977		No additional awards Vesting accelerates
Zammit(1)	900,704	3,495,826	(2)	No additional awards Vesting accelerates

(1)
The terms of Mr. Zammit’s separation from the Company are governed by his Manager’s Agreement and the applicable law of the European country where Mr. Zammit resides. As a result, Mr. Zammit does not participate in the CIC policy.

(2)
The Severance Payment to Mr. Zammit assumes that the Company opted for the full 12 months of Mr. Zammit’s agreement not to compete as governed by his Manager’s Agreement which calls for a lump sum payment of $551,900. The dollar value has been calculated using the spot exchange rate for Euros to U.S. dollars as of January 31, 2020.

In the event of a change in control in which the PRSUs are not assumed, continued, or substituted by the surviving corporation, such as will be the case pursuant to the Merger Agreement, the PRSUs shall immediately vest as of the effective date of the change in control. If the transactions contemplated by the Merger Agreement had been consummated on the last day of our fiscal year, our then-outstanding PRSUs would have vested as follows: PRSUs held by our employees, including the NEOs, that were granted in the Company’s 2018 fiscal year would have vested at 110%, PRSUs held by our employees, including the NEOs, that were granted in the Company’s 2019 fiscal year would have vested at 130% and PRSUs held by our employees, including the NEOs, that were granted in the Company’s 2020 fiscal year would have vested at 110%.
Retirement—Retirement is considered a voluntary separation initiated by the executive and is not covered by the Severance Plan. The Company does not have a specific plan for the retirement of its executives, nor do we provide post-retirement medical or life benefits to our U.S. based NEOs. Each separate benefit plan describes the impact of retirement on the benefits provided under that plan.
Starting in fiscal 2018 the Company’s RSU award agreements have provided that, in the event of an NEO’s eligible retirement, any unvested RSUs under the award immediately vest in full and the shares are issued to the NEO. This retirement provision applies only if the NEO’s eligible retirement occurs on or after the first anniversary of the grant date. Under these RSUs, retirement means the Participant’s termination of active employment (for reasons other than a termination for Cause by the Employer) where (i) the Participant has attained age 55 (in whole years rounded down to the nearest year) and, (ii) the Participant’s Years of Continuous Service equals or exceeds 10.
Our PRSU award agreement defines retirement in the same manner as the fiscal 2018 RSU award agreement, and requires that the NEO’s eligible retirement occurs on or after the three-month anniversary of the date of grant and prior to the last day of the applicable performance period. Upon such eligible retirement, the PRSUs vest on a pro-rata basis upon the conclusion of the performance period based upon the Committee’s determination whether and the extent to which the PRSU performance goals have been attained.
Deferred Compensation—The Deferred Compensation Plan is not automatically terminated by a change in control, and will be continued if the successor entity agrees to continue the Deferred Compensation Plan. For both termination of employment and change in control, see the table in the NON-QUALIFIED DEFERRED COMPENSATION PLANS section above.

CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Mr. Hume, our CEO. Based upon the below methodology, we estimate that the ratio of CEO pay to median worker pay is 98:1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To calculate the ratio above, we used the same median employee that we identified last year and who is in a similar position to the median employee that we had identified as of the December 1, 2017 determination date. We believe there have been no changes in our employee population or our compensation arrangements from last year that would result in a material change in our pay ratio disclosure or our median employee.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:
To determine our median employee, we used “total cash compensation” as a consistently applied compensation measure. We used a valid statistical sampling methodology to provide a reasonable estimate of the median total cash compensation for the employee population considered. Then we identified employees who we expected were paid within a +/- 5% range of that value, based on our assumptions that the median employee was likely to be within that group and that those within that group had substantially similar probabilities of being the median employee. We next analyzed multiple years of taxable wages to ensure we chose a median employee with stable wages. Finally, we selected a single employee from that group and determined that person’s (summary compensation table) total compensation was $56,988. Total compensation includes $4,174 in employer-provided health and welfare benefits for the median employee and $4,162 to the CEO, which is not included in the Summary Compensation Table.

COMPENSATION POLICIES AND PRACTICES AND RISK MANAGEMENT
The Company’s compensation policies for all employees, including NEOs, address risk in the same manner. A cap on executive cash incentive bonuses reduces the risk that disproportionately large bonuses could lead to an undesirable focus on short-term results. The bonus target amounts are consistent across the Company with different weightings depending on the employee’s role. There are separate performance measures designed to focus on revenue generation, profitability, and ROIC that counterbalance each other and reduce the incentive to focus on just one goal. In establishing bonus performance measures, the Compensation Committee evaluates the employees’ bonuses on each measure, the rationale for each measure, the risks and risk level associated with each measure, and risk mitigators for each measure. The Company’s employees do not engage in, and are not compensated for, proprietary trading of financial instruments, derivatives, or otherwise.

The Compensation Committee annually considers compensation policies and risk management. For fiscal 2020, the Company, with the assistance of Exequity, the Compensation Committee’s independent compensation consultant, prepared a Compensation Program Risk Assessment. Based upon its review, the Committee concluded that there are no indications that the Company’s compensation program motivates behavior that induces excessive risk taking. In addition, the following risk-mitigating features of the Company’s compensation plans were noted:

Features	Annual Incentives	Long-Term Incentives	Other Programs
Annual opportunity	✓	✓
Goals based on operating plan	✓	✓
Multiple measures	✓	✓
Wide incentive zone around goal	✓	✓
Limits on award payouts	✓	✓
Board approval of payouts/grants	✓	✓
Multi-year/back-loaded vesting		✓
Stock ownership guidelines			✓
Retention requirement			✓
Insider trading policy			✓
DIRECTORS COMPENSATION
It is the Board’s policy that compensation for the Executive Chairman and independent directors should be a mix of cash and equity-based compensation. The Executive Chairman and independent directors receive a base annual retainer fee, plus reimbursement for reasonable out-of-pocket expenses. In addition to the base annual retainer fee, each Committee chair receives an annual chair retainer and the members of each Committee receive a Committee membership retainer. The Company had a policy that in addition to the annual retainer, a special meeting attendance fee of $1,500 per meeting (of 50 minutes or more in length) may be paid if there are significantly more special meetings than the regularly scheduled Board or Committee meetings. In June 2019 to align non-employee director compensation with peer levels, it was resolved that the following three changes would be made: (1) increase the annual directors' grant from $130,000 to $150,000, (2) eliminate sign-on grants for new directors, and (3) eliminate special meeting fees for special meetings occurring after June 2019.
The annual retainer amounts for fiscal 2020 are set forth in the following table:

POSITION	ANNUAL RETAINER
Executive Chairman of the Board	$200,000
Independent Board members	$80,000
Lead Director	$25,000
Audit Committee Chair	$25,000
Other Audit Committee members	$12,500
Compensation Committee Chair	$20,000
Other Compensation Committee members	$7,500
Governance and Nominating Committee Chair	$12,500	(1)
Other Governance and Nominating Committee members	$5,000
CyberTech Committee Chair	$12,500
Other CyberTech Committee members	$5,000

(1)	If the chair of the Governance and Nominating Committee is also the Lead Director, only the Lead Director retainer is paid.

With respect to equity-based compensation, the Executive Chairman and independent directors receive equity incentives generally consistent with the philosophy for granting equity incentives to executive officers; i.e., to enable the Executive Chairman and non-employee directors to acquire and increase their proprietary interest in the long-term success of the Company, thus providing them with economic incentives linked to the Company’s financial performance and providing shareholder value. Stock options (other than incentive stock options), stock appreciation rights, restricted stock and other stock-based awards may be awarded under the Equity Plan based upon the recommendation of the Compensation Committee and approval of the Board. The Board may consider such factors as affordability of the awards to the Company, alignment with shareholder interests, and the retention and recruitment of effective directors. Consistent with prior years, the fiscal 2020 annual equity grant was in the form of RSUs.
The Company’s Corporate Governance Principles include Board-approved director stock ownership guidelines. All directors are required to accumulate shares of Company stock through direct purchases or retention of equity incentives, equal in value to a multiple of the base annual retainer (the “Stock Ownership Requirement”). Both unvested and vested RSUs are included for purposes of determining a Director’s attainment of the applicable target accumulations. In fiscal 2020, the Stock Ownership Requirement for the Executive Chairman and independent Directors was five times the base annual retainer. Until the Stock Ownership Requirement is met, a director must retain 100% of the net shares generated, after tax, upon the vesting or net settlement of RSUs and 50% of the net shares generated, after tax, upon the vesting, settlement or exercise as applicable of any other equity incentive awards.
FISCAL 2020 BOARD OF DIRECTORS COMPENSATION TABLE
The following table summarizes the compensation paid to or earned by the Executive Chairman and independent directors during fiscal 2020:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Charles E. Adair	122,000	150,062	—		272,062
Karen M. Dahut	99,000	150,062	—		249,062
Robert M. Dutkowsky	200,000	150,062	328,400	(3)	678,462
Harry J. Harczak, Jr.	113,000	150,062	—		263,062
Bridgette P. Heller	100,500	150,062	—		250,562
Kathleen Misunas	104,500	150,062	—		254,562
Thomas I. Morgan	112,500	150,062	—		262,562
Patrick G. Sayer	97,000	150,062	—		247,062
Savio W. Tung	98,500	150,062	—		248,562

(1)
These fees include the Board and Committee annual retainers for each director and the following special meetings fees which occurred prior to June 2019: Adair—$4,500; Dahut—$1,500; Harczak—$3,000; Heller—$3,000 Misunas—$4,500 Morgan—$7,500 Sayer—$4,500 Tung—$6,000.

(2)
The amounts for the year represent the aggregate grant date fair value of the awards, all of which were RSUs, computed in accordance with ASC Topic 718. See the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, Item 8—Employee Benefits Plans, for the assumptions used in valuing these RSUs. For all recipients, the RSUs were granted on June 5, 2019 and have a grant date fair value of $92.86 per unit. The RSUs fully vest one year from the date of grant. Upon vesting, the RSUs are settled in shares of the Company’s common stock. Outstanding RSUs unvested at the end of fiscal 2020 and vesting in fiscal 2021: Adair—1,616; Dahut—2,483; Dutkowsky—1,616; Harczak—1,616; Heller—1,616; Misunas—1,616; Morgan—1,616; Sayer—1,616; Tung—1,616. At the time of the grant, the number of RSUs awarded to a director is determined by dividing the amount of the award by the grant date fair value and rounding up to the nearest whole RSU.

(3)
This amount represents Mr. Dutkowsky’s compensation as a continuing employee and consists of an annual salary of $300,000, $20,000 earned pursuant to the Executive Choice Plan and contributions by the Company to his 401(k) Savings Plan of $8,400.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
BENEFICIAL OWNERSHIP
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
Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days from the record date. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. In general, “beneficial ownership” also includes those shares a director, director nominee, or executive officer has the power to vote or transfer, and options that are exercisable currently or that become exercisable within 60 days from the record date.
The table below sets forth certain information regarding the beneficial ownership of the Company’s common stock as of May 15, 2020, by: (i) the Company’s directors; (ii) the Company’s NEOs; (iii) such directors and all executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the shares of the Company’s common stock.

BENEFICIAL OWNERSHIP TABLE

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1)	Shares(2)		Equity awards exercisable or vesting within 60 days	Percent
Charles E. Adair	11,373		1,616	*
Karen M. Dahut	4,412		2,483	*
Charles V. Dannewitz	10,448			*
Robert M. Dutkowsky	198,258	(3)	1,616	*
Harry J. Harczak, Jr.	9,021		1,616	*
Bridgette P. Heller	5,317		1,616	*
Richard T. Hume	37,012		1,706	*
Kathleen Misunas	28,693		1,616	*
Thomas I. Morgan	13,875		1,616	*
Joseph H. Quaglia	5,900			*
Patrick G. Sayer	12,702		1,616	*
Savio W. Tung	20,377		1,616	*
David R. Vetter	33,024			*
Patrick Zammit	19,331			*
All executive officers and directors as a group (17 persons)	440,482		17,117	1.3%
Five Percent Shareholders
BlackRock Inc. 55 East 52nd Street New York, NY 10055	4,315,352	(4)	—	12.3%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, PA 19355	3,407,904	(5)	—	9.7%
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, TX 78746	2,958,990	(6)	—	8.5%

*	Beneficial ownership represents less than 1% of the Company’s outstanding shares of common stock.

(1)	The address for these beneficial owners is 5350 Tech Data Drive, Clearwater, Florida 33760.

(2)	Includes shares held by the executive officers as a group (257) in the Employee Stock Purchase Plan.

(3)
Includes 37,530 vested hold-to-retirement restricted stock units (“HREs”), which will be paid out to Mr. Dutkowsky upon his “separation from service” as defined in the HRE grant agreement. Includes shares held by five trusts controlled by Mr. Dutkowsky or the spouse of Mr. Dutkowsky.

(4)
According to a Schedule 13G filed with the SEC on February 4, 2020, reporting beneficial ownership of 4,315,352 shares, as of December 31, 2019, BlackRock, Inc. has sole voting power with respect to 4,198,220 shares and sole dispositive power with respect to 4,315,352 shares.

(5)
According to a Schedule 13G filed with the SEC on February 12, 2020, reporting beneficial ownership of 3,407,904 shares, as of December 31, 2019, The Vanguard Group, Inc. has sole voting power with respect to 34,674 shares, shared voting power of 5,065 shares, sole dispositive power with respect to 3,373,144 shares and shared dispositive power with respect to 34,760 shares.

(6)
According to a Schedule 13G filed with the SEC on February 12, 2020, reporting beneficial ownership of 2,958,990 shares, as of December 31, 2019, Dimensional Fund Advisors LP has sole voting power with respect to 2,915,501 shares and sole dispositive power with respect to 2,958,990 shares.

Planned Acquisition
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
Detailed questions are posed annually to the executive officers of the Company and to all members of the Board that require disclosure of any relationship or transaction that may be a related person transaction. These questionnaire responses are reviewed by management and disclosures are analyzed and reported to the entire Board. Potential issues are investigated. Related person transactions, if any, would be reviewed by the Board with respect to the independence of the Board member.
During fiscal 2020, the Company reviewed one related person transaction requiring disclosure under Item 404(a) of Regulation S-K under the Exchange Act. During fiscal 2020, a company for which Ms. Heller’s sister-in-law serves as President purchased products at an aggregate purchase price of approximately $564,000 from the Company. Ms. Heller’s sister-in-law is Sheryl Heller and the name of the company is Twin Peaks Geeks, Inc. The Board determined that these transactions did not impair Ms. Heller’s independence. The Twin Peaks Geeks, Inc. purchases were made at fair market value and on an arms’ length basis.

DIRECTOR INDEPENDENCE
The Board has made an affirmative determination that Charles E. Adair, Karen M. Dahut, Harry J. Harczak, Jr., Bridgette P. Heller, Kathleen Misunas, Thomas I. Morgan, Patrick G. Sayer, and Savio W. Tung are independent within the meaning of applicable law and the NASDAQ Stock Market (“NASDAQ”) listing requirements. In making this determination, the Board considered that a company for which Ms. Heller’s sister-in-law serves as President, purchased products at fair market value and on an arms’ length basis from the Company during the Company’s 2020 fiscal year. There were no other relationships between any director and the Company that required review in connection with the Board’s independence determination. Each member of each of the Audit, Compensation and Governance and Nominating Committees is independent within the meaning of applicable law and the NASDAQ listing requirements.
The Board has adopted Corporate Governance Principles that are available on the Corporate Governance section of the Investor Relations area of our website at http://investor.techdata.com. Additionally, the Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer, and principal accounting officer), and employees, known as the Code of Conduct, which is available on the Corporate Governance section of the Investor Relations area of our website at http://investor.techdata.com.
The Company currently has ten directors who serve on the Board. The following summarizes the Board's determinations with respect to each director's independence:

Name	Independent
Charles E. Adair	✓
Karen M. Dahut	✓
Robert M. Dutkowsky
Harry J. Harczak, Jr.	✓
Bridgette P. Heller	✓
Richard T. Hume
Kathleen Misunas	✓
Thomas I. Morgan	✓
Patrick G. Sayer	✓
Savio W. Tung	✓

ITEM 14. Principal Accounting Fees and Services.
 INDEPENDENT ACCOUNTING FIRM AND AUDIT MATTERS
Independent Accounting Firm Fees
The following table shows all fees for professional services provided by Ernst & Young for fiscal 2020 and 2019.

	2020	2019
Audit fees(1)	$8,695,000	$9,168,000
Audit-related fees(2)	9,000	15,000
Tax fees(3)	1,617,000	1,796,000
Total	$10,321,000	$10,979,000

(1)
Audit Fees—This category includes the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, review and attestation of internal control over financial reporting and services that are normally provided by independent accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions, and services in connection with SEC registrations and filings.

(2)
Audit-Related Fees—This category consists of assurance and related services rendered by Ernst & Young that are not reported under “Audit Fees.” The services for fees disclosed under this category may include due diligence in connection with contemplated acquisitions, accounting consultations, and attest services.

(3)	Tax Fees—This category consists of professional services rendered by Ernst & Young for tax return preparation, tax compliance, tax advice, and assistance with tax audits.
Policy on Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accounting firm. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is subject to a specific budget. Management is required to seek pre-approval of services that will exceed the budget or for services that are not detailed in an existing pre-approval. The Chair of the Audit Committee is delegated the authority to pre-approve certain services between regularly scheduled meetings, capped at a value of $500,000, with ratification by the Audit Committee at the next regularly scheduled meeting. Management reports quarterly to the Audit Committee regarding the extent of services provided by the independent accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During fiscal 2020, all services were approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.

(a)	See index to financial statements and schedules included in Item 8.

(b)	The exhibit numbers on the following list correspond to the numbers in the exhibit table required pursuant to Item 601 of Regulation S-K.

Exhibit Number

31-C(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-D(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104(2)	The cover page from the Company's Amendment No. 1 to Annual Report on Form 10-K for the year ended January 31, 2020, formatted in Inline XBRL.
_________________

(1)	Filed herewith.

(2)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2020.

TECH DATA CORPORATION

By	/s/ RICHARD T. HUME
Richard T. Hume
Chief Executive Officer, Director