Form 10-Q
period 2020-04-30
TECH DATA CORP
filed 2020-06-03
CIK 790703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2020
Common stock, par value $.0015 per share	35,658,571

TECH DATA CORPORATION AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except par value and share amounts)

	April 30, 2020	January 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$828,941	$841,366
Accounts receivable, less allowances of $80,400 and $79,440	5,367,227	6,192,203
Inventories	3,066,273	3,042,541
Prepaid expenses and other assets	388,790	362,182
Total current assets	9,651,231	10,438,292
Property and equipment, net	280,736	287,150
Goodwill	975,923	973,257
Intangible assets, net	1,052,033	1,094,676
Other assets, net	416,685	475,234
Total assets	$12,376,608	$13,268,609

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,393,221	$7,259,246
Accrued expenses and other liabilities	1,122,656	1,112,457
Revolving credit loans and current maturities of long-term debt, net	108,157	112,882
Total current liabilities	7,624,034	8,484,585
Long-term debt, less current maturities	1,337,541	1,338,136
Other long-term liabilities	308,542	326,433
Total liabilities	9,270,117	10,149,154
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $.0015; 200,000,000 shares authorized; 59,245,585 shares issued at April 30, 2020 and January 31, 2020	89	89
Additional paid-in capital	838,882	855,020
Treasury stock, at cost (23,587,200 and 23,819,230 shares at April 30, 2020 and January 31, 2020)	(1,186,461)	(1,198,132)
Retained earnings	3,509,079	3,461,014
Accumulated other comprehensive (loss) income	(55,098)	1,464
Total shareholders' equity	3,106,491	3,119,455
Total liabilities and shareholders' equity	$12,376,608	$13,268,609
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended April 30,
	2020	2019
Net sales	$8,175,174	$8,406,424
Cost of products sold	7,643,515	7,897,045
Gross profit	531,659	509,379
Operating expenses:
Selling, general and administrative expenses	427,863	405,534
Acquisition, integration and restructuring expenses	17,681	6,221
	445,544	411,755
Operating income	86,115	97,624
Interest expense	17,034	26,257
Other expense (income), net	8,948	(693)
Income before income taxes	60,133	72,060
Provision for income taxes	12,068	16,660
Net income	$48,065	$55,400
Earnings per share:
Basic	$1.35	$1.50
Diluted	$1.34	$1.49
Weighted average common shares outstanding:
Basic	35,688	37,011
Diluted	36,002	37,247

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three months ended April 30,
	2020	2019
Net income	$48,065	$55,400
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(56,547)	(40,523)
Unrealized loss on cash flow hedges, net of tax	(15)	(211)
Other comprehensive loss	(56,562)	(40,734)
Total comprehensive (loss) income	$(8,497)	$14,666

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2020	59,246	$89	$855,020	$(1,198,132)	$3,461,014	$1,464	$3,119,455
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(22,445)	11,671	—	—	(10,774)
Stock-based compensation expense	—	—	6,307	—	—	—	6,307
Total other comprehensive loss	—	—	—	—	—	(56,562)	(56,562)
Net income	—	—	—	—	48,065	—	48,065
Balance at April 30, 2020	59,246	$89	$838,882	$(1,186,461)	$3,509,079	$(55,098)	$3,106,491

	Common Stock		Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount
Balance at January 31, 2019	59,246	$89	$844,206	$(1,037,872)	$3,086,514	$43,786	$2,936,723
Repurchases of common stock	—	—	—	(35,681)	—	—	(35,681)
Issuance of treasury stock for benefit plan and equity-based awards exercised	—	—	(16,003)	7,896	—	—	(8,107)
Stock-based compensation expense	—	—	8,305	—	—	—	8,305
Total other comprehensive loss	—	—	—	—	—	(40,734)	(40,734)
Net income	—	—	—	—	55,400	—	55,400
Balance at April 30, 2019	59,246	$89	$836,508	$(1,065,657)	$3,141,914	$3,052	$2,915,906
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TECH DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended April 30,
	2020	2019
Cash flows from operating activities:
Cash received from customers	$11,386,818	$11,913,347
Cash paid to vendors and employees	(11,356,142)	(11,800,318)
Interest paid, net	(30,207)	(35,101)
Income taxes paid	(8,198)	(14,739)
Net cash (used in) provided by operating activities	(7,729)	63,189
Cash flows from investing activities:
Expenditures for property and equipment	(5,596)	(7,745)
Software and software development costs	(13,944)	(7,534)
Proceeds from settlement of net investment hedges	44,377	—
Other	(764)	(548)
Net cash provided by (used in) investing activities	24,073	(15,827)
Cash flows from financing activities:
Principal borrowings (payments) on long-term debt	4,515	(5,224)
Cash paid for debt issuance costs	—	(1,028)
Net (repayments) borrowings on revolving credit loans	(472)	14,227
Payments for employee tax withholdings on equity awards	(10,774)	(8,602)
Proceeds from the reissuance of treasury stock	—	495
Repurchases of common stock	—	(35,681)
Other	(563)	—
Net cash used in financing activities	(7,294)	(35,813)
Effect of exchange rate changes on cash and cash equivalents	(21,475)	(13,172)
Net decrease in cash and cash equivalents	(12,425)	(1,623)
Cash and cash equivalents at beginning of year	841,366	799,123
Cash and cash equivalents at end of period	$828,941	$797,500
Reconciliation of net income to net cash (used in) provided by operating activities:
Net income	$48,065	$55,400
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	41,991	37,257
Provision for losses on accounts receivable	10,832	1,765
Stock-based compensation expense	6,307	8,305
Accretion of debt discount and debt issuance costs	847	860
Changes in operating assets and liabilities:
Accounts receivable	690,145	751,836
Inventories	(60,180)	2,450
Prepaid expenses and other assets	(37,739)	1,763
Accounts payable	(752,022)	(706,381)
Accrued expenses and other liabilities	44,025	(90,066)
Total adjustments	(55,794)	7,789
Net cash (used in) provided by operating activities	$(7,729)	$63,189
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
On February 12, 2020, the Company held a special meeting of shareholders. At such meeting, the Merger Agreement was approved and adopted by a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. The Company has received all regulatory approvals necessary to complete the Merger, except for the approval of the Australian Foreign Investment Review Board (“AFIRB”), which has the matter under consideration. The Company and Apollo are still targeting a closing in the first half of calendar year 2020, although this timing may shift based on the timeline for receipt of Australian regulatory approval. The Company and Apollo expect to proceed with closing the transaction promptly after the final approval from the AFIRB is received, taking into account the timing requirements of the Merger Agreement, including the Marketing Period (as defined in the Merger Agreement).
Principles of Consolidation
The consolidated financial statements include the accounts of Tech Data and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.
Basis of Presentation
The consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”). The Company prepares its financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of April 30, 2020 and its consolidated statements of income, comprehensive (loss) income, shareholders' equity and cash flows for the three months ended April 30, 2020 and 2019.
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
Furthermore, in March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus ("COVID-19") a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, impacting customer demand and impeding global supply chains. The Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments. Therefore, the results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results that can be expected for the entire fiscal year ended January 31, 2021.

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
The Company considers shipping and handling activities as costs to fulfill the sales of products. Shipping revenue is included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold. Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Net sales shown in Note 11 – Segment Information includes service revenues, which are not a significant component of total revenue and are aggregated within the respective geographies.
The following table provides a comparison of sales generated from products purchased from vendors that exceeded 10% of the Company's consolidated net sales for the three months ended April 30, 2020 and 2019 (as a percent of consolidated net sales):

	Three months ended April 30,
	2020	2019
Apple, Inc.	14%	13%
Cisco Systems, Inc.	12%	11%
HP Inc.	11%	10%

Accounts Receivable
The Company maintains an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of its customers to make required payments. In estimating the required allowance, the Company takes into consideration historical credit losses, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis.
The Company has uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, the Company may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable. At April 30, 2020 and January 31, 2020, the Company had a total of $569.0 million and $739.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2020 and 2019, discount fees recorded under these facilities were $3.1 million and $3.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in the Consolidated Statement of Income.
Recently Adopted Accounting Standards
In June 2016, the FASB issued an accounting standard which revises the methodology for measuring credit losses on financial instruments and the timing of the recognition of those losses. Under the new standard, financial assets measured at an amortized cost basis are to be presented net of the amount not expected to be collected via an allowance for credit losses. Estimated credit losses are to be based on historical information adjusted for management's expectation that current conditions and supportable forecasts differ from historical experience. The Company adopted this standard during the quarter ending April 30, 2020. The adoption of this standard had no material impact on its consolidated financial statements.
Recently Issued Accounting Standards
In December 2019, the FASB issued an accounting standard which simplifies and clarifies various aspects of the income tax accounting guidance. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2021, with early adoption permitted. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this new standard.
In March 2020, the FASB issued an accounting standard which provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. This guidance provides optional expedients and exceptions for applying existing guidance to contract modifications, hedging relationships and other transactions that are expected to be affected by reference rate reform, if certain criteria are met. The amendments in the guidance are elective and were effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this new standard.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

NOTE 2 — EARNINGS PER SHARE ("EPS")
The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS reflects the potential dilution related to equity-based incentives (see Note 6 – Stock-Based Compensation for further discussion) using the treasury stock method. The composition of basic and diluted EPS is as follows:

	Three months ended April 30,
	2020	2019
(in thousands, except per share data)
Net income	$48,065	$55,400

Weighted average common shares - basic	35,688	37,011
Effect of dilutive securities:
Equity based awards	314	236
Weighted average common shares - diluted	36,002	37,247

Earnings per share:
Basic	$1.35	$1.50
Diluted	$1.34	$1.49

For the three months ended April 30, 2020 there were no shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three months ended April 30, 2019 there were 322 shares excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
The Company has accounted for the DLT acquisition as a business combination and allocated the preliminary estimated purchase price to the estimated fair values of assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily related to the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, deferred taxes, accrued expenses and other liabilities. Therefore, the final fair values of the assets acquired and liabilities assumed may vary from the Company's preliminary estimates. During the three months ended April 30, 2020, the Company updated its estimated fair values of certain assets acquired and liabilities assumed, including an increase in goodwill of $15 million and a decrease in intangible assets of $15 million.
The preliminary allocation of the estimated purchase price to assets acquired and liabilities assumed is as follows:

(in thousands)
Cash	$545
Accounts receivable	219,543
Prepaid expenses and other current assets	22,832
Property and equipment, net	4,207
Goodwill	97,481
Intangible assets	211,400
Other assets, net	52,539
Total assets	608,547

Accounts payable, accrued expenses and other current liabilities	297,833
Revolving credit loans and other long-term debt	91,026
Other long-term liabilities	9,220
Total liabilities	398,079

Estimated purchase price	$210,468

The allocation of the value of identifiable intangible assets is comprised of approximately $193.0 million of customer and vendor relationships with an amortization period of 15 years and $18.4 million of trade names with an amortization period of 10 years. Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents the expected cost synergies of the combined company and assembled workforce and is expected to be deductible for tax purposes. Pro forma information has not been provided as the acquisition was not material to the Company's consolidated financial position or results of operations.

NOTE 4 — ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of costs related to the Global Business Optimization Program which was initiated in fiscal 2019, the proposed Merger and the fiscal 2020 acquisition of DLT.
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

Restructuring costs related to the GBO Program are comprised of the following:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2020	2019
(in thousands)
Severance costs	$1,379	$4,147	$39,773
Professional services and other costs	290	2,074	21,808
Total	$1,669	$6,221	$61,581

Restructuring costs related to the GBO Program by segment are as follows:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2020	2019
(in thousands)
Americas	$1,017	$2,911	$20,994
Europe	(251)	3,024	37,165
Asia-Pacific	903	286	3,422
Total	$1,669	$6,221	$61,581

Restructuring activity during the three months ended April 30, 2020 related to the GBO Program is as follows:

	Three months ended April 30, 2020
	Severance	Professional services and other costs	Total
(in thousands)
Balance at January 31, 2020	$8,718	$17	$8,735
Fiscal 2021 restructuring expenses	1,379	290	1,669
Cash payments	(4,187)	(302)	(4,489)
Foreign currency translation	(165)	(1)	(166)
Balance at April 30, 2020	$5,745	$4	$5,749

Pending Merger and DLT Acquisition
During the three months ended April 30, 2020, the Company incurred professional services and other transaction related costs of $15.1 million related to the proposed Merger and $0.9 million related to the acquisition of DLT. The costs are primarily related to professional services fees for operational, tax, legal and other consulting services.

NOTE 5 — DEBT
The carrying value of the Company's outstanding debt consists of the following (in thousands):

As of:	April 30, 2020	January 31, 2020
Senior Notes, interest at 3.70% payable semi-annually, due February 15, 2022	$500,000	$500,000
Senior Notes, interest at 4.95% payable semi-annually, due February 15, 2027	500,000	500,000
Term Loan, interest rate of 1.45% and 2.70% at April 30, 2020 and January 31, 2020, respectively	300,000	300,000
Other committed and uncommitted revolving credit facilities, average interest rate of 6.17% and 6.79% at April 30, 2020 and January 31, 2020, respectively	104,563	108,449
Other long-term debt	46,681	48,547
Less—unamortized debt discount and debt issuance costs	(5,546)	(5,978)
	1,445,698	1,451,018
Less—current maturities (included as “revolving credit loans and current maturities of long-term debt, net”)	(108,157)	(112,882)
Total long-term debt	$1,337,541	$1,338,136

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
On March 10, 2020, Tiger Merger Sub Co., an affiliate of certain investment funds managed by affiliates of Apollo, launched an offer to purchase for cash any and all of the Company’s outstanding 3.70% Senior Notes and any and all of the Company’s outstanding 4.95% Senior Notes and a consent solicitation to amend the indenture and global securities establishing the 3.70% Senior Notes and the 4.95% Senior Notes to (i) eliminate the requirement to make a “change of control” offer in connection with the proposed merger of Tiger Merger Sub Co. into the Company pursuant to the Merger Agreement and (ii) make certain other customary changes for a privately-held company to the “change of control” provisions (the “Proposed Amendments”). Concurrently with, but separate from, the aforementioned offer to purchase and consent solicitation, Tiger Merger Sub Co. launched a consent solicitation for the Proposed Amendments for holders of the 4.95% Senior Notes. On March 24, 2020, Tiger Merger Sub Co. announced that the requisite more than 50% of consents were received to adopt the Proposed Amendments. The aforementioned consent solicitations were conducted by Tiger Merger Sub Co. pursuant to the terms of, and subject to the conditions set forth in, the offer to purchase and consent solicitation statement, dated March 10, 2020 (the “Offer to Purchase and Consent Solicitation”), and the separate consent solicitation statement, dated March 10, 2020 (the “4.95% Consent Solicitation” and, together with the Offer to Purchase and Consent Solicitation, the “Offer to Purchase and Consent Solicitation Statements”). On March 24, 2020, the Company entered into a Supplemental Indenture with respect to the Indenture and Global Security for the 3.70% Senior Notes (the “3.70% Supplemental Indenture”) and a Supplemental Indenture with respect to the Indenture and Global Security for the 4.95% Senior Notes (the “4.95% Supplemental Indenture” and, together with the 3.70% Supplemental Indenture, the “Supplemental Indentures”) effecting the Proposed Amendments.
The Proposed Amendments implemented by the Supplemental Indentures will become operative with respect to the 2017 Senior Notes only at such time as the following conditions are satisfied or otherwise waived, if applicable, by Tiger Merger Sub Co.: (1) the 2017 Senior Notes that are validly tendered (and not validly withdrawn) have been accepted for purchase by Tiger Merger Sub Co. in accordance with the terms of the Offer to Purchase and Consent Solicitation Statements (and, in the case of the 4.95% Senior Notes, when Tiger Merger Sub Co. provides notice that it will pay the consent fee as part of the 4.95% Consent Solicitation) and (2) the other conditions to the consent solicitations set forth in the Offer to Purchase and Consent Solicitation Statements, including the substantially concurrent consummation of the Merger, have been satisfied.

Other Credit Facilities
The Company has a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on the Company’s debt rating. There were no amounts outstanding under the Credit Agreement at April 30, 2020 and January 31, 2020.
On August 2, 2019, the Company entered into a term loan credit agreement (the “2019 Term Loan Credit Agreement”) which, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions. The Company had $300 million outstanding under the 2019 Term Loan Credit Agreement at both April 30, 2020 and January 31, 2020.
The Company also has an agreement with a syndicate of banks (the “Receivables Securitization Program”) that allows the Company to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, the Company transfers certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion at both April 30, 2020 and January 31, 2020. As collections reduce accounts receivable balances included in the collateral pool, the Company may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. Interest is to be paid on advances under the Receivables Securitization Program at the applicable commercial paper or LIBOR rate plus an agreed-upon margin. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2020 and January 31, 2020.
In addition to the facilities described above, the Company has various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $458.2 million at April 30, 2020 to support its operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. There was $104.6 million outstanding on these facilities at April 30, 2020, at a weighted average interest rate of 6.17%, and there was $108.4 million outstanding at January 31, 2020, at a weighted average interest rate of 6.79%.
At April 30, 2020, the Company had also issued standby letters of credit of $39.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.
Certain of the Company’s credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants under these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2020, the Company was in compliance with all such financial covenants.

NOTE 6 — STOCK-BASED COMPENSATION
The Company recorded $6.3 million and $8.3 million, respectively, of stock-based compensation expense for the three months ended April 30, 2020 and 2019.
The 2018 Equity Incentive Plan was approved by the Company’s shareholders in June 2018 and includes 2.0 million shares available for grant, of which approximately 1.7 million shares remain available for future grant at April 30, 2020. The Company is authorized to award officers, employees, and non-employee members of the Board of Directors restricted stock, options to purchase common stock, stock appreciation rights and performance awards that are dependent upon achievement of specified performance goals. Equity-based compensation awards have a maximum term of ten years, unless a shorter period is specified by the Compensation Committee of the Board of Directors ("Compensation Committee") or is required under local law. Awards under the plan are priced as determined by the Compensation Committee and are required to be priced at, or above, the fair market value of the Company’s common stock on the date of grant. Awards generally vest between one year and three years from the date of grant. The Company’s policy is to utilize shares of its treasury stock, to the extent available, to satisfy its obligation to issue shares upon the exercise of awards.
Restricted stock units
A summary of the Company’s restricted stock activity for the three months ended April 30, 2020 is as follows:

Shares
Nonvested at January 31, 2020	574,980
Vested	(231,256)
Canceled	(2,409)
Nonvested at April 30, 2020	341,315

Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, upon closing of the Merger all nonvested RSU’s will vest and be cancelled and converted into the right to receive an amount of $145 per share in cash.
Performance based restricted stock units
The Company's performance based restricted stock unit awards are subject to vesting conditions, including meeting specified cumulative performance objectives over a period of three years. Each performance based award recipient could vest in 0% to 150% of the target shares granted, contingent on the achievement of the Company's financial performance metrics. A summary of the Company’s performance based restricted stock activity, assuming maximum achievement for nonvested awards, for the three months ended April 30, 2020 is as follows:

Shares
Nonvested at January 31, 2020	363,563
Vested	(87,985)
Canceled	(34,305)
Nonvested at April 30, 2020	241,273

Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, upon closing of the Merger nonvested PRSU’s will be cancelled and converted into the right to receive an amount of $145 per share in cash determined as follows: (i) for PRSU’s granted during fiscal 2019, the number of shares shall equal 130% of the target shares granted and (ii) for PRSU’s granted during fiscal 2020, the number of shares shall equal 110% of the target shares granted.

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
The following table summarizes the valuation of the Company's assets and liabilities that are measured at fair value on a recurring basis:

		April 30, 2020			January 31, 2020
		Fair value measurement category			Fair value measurement category
	Balance sheet location	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
(in thousands)
ASSETS
Net investment hedges:
Foreign currency forward contracts	Prepaid expenses and other assets		$—			$812
Foreign currency forward contracts	Other assets, net		—			24,933
Cash flow hedges:
Cross-currency swap	Prepaid expenses and other assets		—			124
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other assets		3,113			3,675

LIABILITIES
Cash flow hedges:
Cross-currency swap	Accrued expenses and other liabilities		$—			$492
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other liabilities		4,480			5,916

The Company's derivative instruments are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (Level 2 criteria) and are marked-to-market each period (see Note 8 – Derivative Instruments for further discussion).
The Company utilizes life insurance policies to fund the Company’s nonqualified deferred compensation plan. The life insurance asset recorded by the Company is the amount that would be realized upon the assumed surrender of the policy. This amount is based on the underlying fair value of the invested assets contained within the life insurance policies. The gains and losses are recorded in the Company’s Consolidated Statement of Income within "other expense (income), net." The related deferred compensation liability is also marked-to-market each period based upon the returns of the various investments selected by the plan participants and the gains and losses are recorded in the Company’s Consolidated Statement of Income within "selling, general and administrative expenses." The net realizable value of the Company's life insurance investments and related deferred compensation liability was $38.2 million and $38.3 million, respectively, at April 30, 2020 and $41.1 million and $41.0 million, respectively, at January 31, 2020.
The carrying value of the 2017 Senior Notes discussed in Note 5 – Debt represents cost less unamortized debt discount and debt issuance costs. The estimated fair value of the 2017 Senior Notes is based upon quoted market information (Level 1). The estimated fair value of the 2017 Senior Notes was $983 million and $1.04 billion, respectively, at April 30, 2020 and January 31, 2020 and the carrying value was $994.9 million and $994.3 million, respectively, at April 30, 2020 and January 31, 2020. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amounts of debt outstanding pursuant to revolving credit facilities and term loan credit agreements approximated fair value as the majority of these instruments have variable interest rates which approximate current market rates (Level 2 criteria).

NOTE 8 — DERIVATIVE INSTRUMENTS
In the ordinary course of business, the Company is exposed to movements in foreign currency exchange rates. The Company's foreign currency risk management objective has been to protect earnings and cash flows from the impact of exchange rate changes primarily through the use of foreign currency forward contracts and a cross-currency swap.
Net Investment Hedges
In fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which were designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. The Company terminated these net investment hedge contracts during the three months ended April 30, 2020. Gains and losses on the net investment hedges have been recorded in other comprehensive income (loss) and will remain in other comprehensive income (loss) until the sale or substantial liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness has been recognized in the Consolidated Statement of Income. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statement of Cash Flows.

The following tables present the effects of the Company's net investment hedges on accumulated other comprehensive income ("AOCI") and earnings for the three months ended April 30, 2020 and 2019:

	Three months ended April 30, 2020
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$24,934	$—	$3,316	Interest expense

	Three months ended April 30, 2019
Derivatives designated as net investment hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)
(in thousands)
Foreign currency forward contracts	$2,496	$—	$316	Interest expense

Cash Flow Hedges
The Company entered into a cross-currency swap to hedge its cash flows related to certain foreign-currency denominated debt which was designated as a cash flow hedge. The notional value of this swap was $4.5 million at January 31, 2020 and the swap matured in February 2020. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was initially reported as a component of other comprehensive income (loss). Gains and losses were subsequently reclassified into earnings in the same period during which the hedged transaction affected earnings and have been presented in the same income statement line item as the earnings effect of the hedged item. The Company has classified cash flows related to the settlement of its cash flow hedges as financing activities in the Consolidated Statement of Cash Flows.

The following tables present the effects of the Company's cash flow hedges on AOCI and earnings for the three months ended April 30, 2020 and 2019:

	Three months ended April 30, 2020
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$402	$(90)	Interest expense
		507	Other expense (income), net
Total	$402	$417

	Three months ended April 30, 2019
Derivatives designated as cash flow hedges:	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of gain (loss) reclassified from AOCI into income	Location of gain (loss) reclassified from AOCI into income
(in thousands)
Cross-currency swap	$(575)	$120	Interest expense
		(484)	Other expense (income), net
Total	$(575)	$(364)

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
The total amount of gains (losses) recognized in earnings on the Company's derivatives not designated as hedges for the three months ended April 30, 2020 and 2019 are as follows:

		Gains (losses) recognized in earnings
		Three months ended April 30,
Derivatives not designated as hedges	Income statement location	2020	2019
(in millions)
Foreign currency forward contracts	Cost of products sold	$8.2	$0.9
Foreign currency forward contracts	Other expense (income), net	(14.1)	(0.3)
Total		$(5.9)	$0.6

The Company's average notional amounts of derivatives not designated as hedges outstanding during the three months ended April 30, 2020 and 2019 were approximately $1.3 billion and $1.3 billion, respectively, with average maturities of 22 days and 24 days, respectively. As discussed above, under the Company's hedging policies, gains and losses on these derivative financial instruments are largely offset by the gains and losses on the underlying assets or liabilities being hedged.
The Company’s derivatives are also discussed in Note 7 – Fair Value Measurements.

NOTE 9 — SHAREHOLDERS' EQUITY
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
As of April 30, 2020, the Company had $222.8 million available for future repurchases of its common stock under the authorized share repurchase program. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, the Company suspended its share repurchase program as of November 13, 2019.
The Company’s common share issuance activity for the three months ended April 30, 2020 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at January 31, 2020	23,819,230	$50.30
Shares of treasury stock reissued for equity incentive plans	(232,030)
Treasury stock balance at April 30, 2020	23,587,200	$50.30

Accumulated Other Comprehensive Income
The following tables summarize the change in the components of AOCI for the three months ended April 30, 2020 and 2019:

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2020	$1,449	$15	$1,464
Other comprehensive income (loss) before reclassification	(56,547)	402	(56,145)
Reclassification of (gain) loss from AOCI into income	—	(417)	(417)
Balance at April 30, 2020	$(55,098)	$—	$(55,098)

	Foreign currency translation adjustment, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Total
(in thousands)
Balance at January 31, 2019	$43,786	$—	$43,786
Other comprehensive income (loss) before reclassification	(40,523)	(575)	(41,098)
Reclassification of (gain) loss from AOCI into income	—	364	364
Balance at April 30, 2019	$3,263	$(211)	$3,052

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
Contingencies
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of the Company’s Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” The Company estimates the total exposure related to the CIDE tax, including interest, was approximately $14.3 million at April 30, 2020. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, the Company believes that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. Accordingly, the Company has not recorded an accrual for the total estimated CIDE tax exposure. However, due to the lack of predictability of the Brazilian court system, the Company has concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. The Company believes the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on the Company was €76 million. The Company has vigorously contested the arguments of the Competition Authority, and the Company intends to appeal its determination to the French courts, seeking to set aside or reduce the fine. The Company believes it has strong arguments on appeal, but the Company is unable to predict the outcome, among other reasons because of the novelty of the case and the unprecedented size of the fines imposed for this kind of practice, or how long it will take to achieve a final resolution. Under French law, however, the pendency of the Company’s appeal does not suspend the obligation to pay the fine, and the Company expects that it will be required to pay the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. At this time, the Company cannot reasonably estimate the amount of loss in these proceedings and therefore has not accrued for any loss.
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
Financial information by geographic segment is as follows (in thousands):

	Three months ended April 30,
	2020	2019
Net sales:
Americas (1)	$3,944,760	$3,789,198
Europe	3,971,130	4,309,500
Asia-Pacific	259,284	307,726
Total	$8,175,174	$8,406,424

Operating income (loss):
Americas (2)	$49,783	$68,633
Europe	45,884	36,420
Asia-Pacific	(3,245)	876
Stock-based compensation expense	(6,307)	(8,305)
Total	$86,115	$97,624

Depreciation and amortization:
Americas	$28,213	$23,649
Europe	11,992	11,510
Asia-Pacific	1,786	2,098
Total	$41,991	$37,257

Capital expenditures:
Americas	$9,385	$8,272
Europe	8,880	6,127
Asia-Pacific	1,275	880
Total	$19,540	$15,279

As of:	April 30, 2020	January 31, 2020
Identifiable assets:
Americas	$5,494,992	$6,147,771
Europe	6,391,331	6,518,761
Asia-Pacific	490,285	602,077
Total	$12,376,608	$13,268,609

Long-lived assets:
Americas (1)	$226,234	$231,401
Europe	50,124	51,331
Asia-Pacific	4,378	4,418
Total	$280,736	$287,150

Goodwill & acquisition-related intangible assets, net:
Americas	$1,321,621	$1,339,375
Europe	517,584	541,102
Asia-Pacific	51,159	54,090
Total	$1,890,364	$1,934,567

(1)
Net sales in the United States represented 89% and 88%, respectively, of the total Americas' net sales for the three months ended April 30, 2020 and 2019. Total long-lived assets in the United States represented 97% and 96%, respectively, of the Americas' total long-lived assets at April 30, 2020 and January 31, 2020.

(2)
Operating income in the Americas for the three months ended April 30, 2020 and 2019 includes acquisition, integration and restructuring expenses of $17.0 million and $2.9 million, respectively (see further discussion in Note 4 – Acquisition, Integration and Restructuring Expenses).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains forward-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Tech Data Corporation (“Tech Data”, “we”, “our”, “us” or the “Company”) are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to our future financial performance, our anticipated growth and trends in our businesses, the impact of the COVID-19 pandemic and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2020 for further information with respect to important risks and other factors that could cause actual results to differ materially from those in the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

•
Optimize our global footprint by enhancing the operational efficiency and effectiveness of our businesses around the world. We are focused on enhancing the long-term profitability of our business and delivering a better return on invested capital through targeted actions to remove business with lower returns, which we refer to as portfolio optimization. Portfolio optimization actions allow working capital to be re-deployed in our strategic focus areas, however, those actions may have a short-term impact on revenues and gross profit.

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

On February 12, 2020, we held a special meeting of shareholders. At such meeting, the Merger Agreement was approved and adopted by a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. The waiting period with respect to the premerger notification and report form filed by the parties under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. The Company has received all regulatory approvals necessary to complete the Merger, except for the approval of the Australian Foreign Investment Review Board (“AFIRB”), which has the matter under consideration. The Company and Apollo are still targeting a closing in the first half of calendar year 2020, although this timing may shift based on the timeline for receipt of Australian regulatory approval. The Company and Apollo expect to proceed with closing the transaction promptly after the final approval from the AFIRB is received, taking into account the timing requirements of the Merger Agreement, including the Marketing Period (as defined in the Merger Agreement).
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus (“COVID-19”) a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, impacting customer demand and impeding global supply chains. In response to COVID-19, the company continues to operate with more than 95% of our global workforce participating in work-from-home arrangements and substantially all of our logistics centers are open and functioning with strict health and safety guidelines in place. We cannot at this time accurately predict what effects these conditions will have on our operations and financial condition, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity and duration of the pandemic, the effect on our customers and customer demand and the length of the restrictions and closures imposed by various governments; however, we expect to see a negative impact to our revenue and earnings from the COVID-19 pandemic in the second quarter, which may continue into the third quarter or beyond. Accordingly, the operating results and financial condition discussed herein may not be indicative of future operating results and trends.

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

•
Non-GAAP net income, which is defined as net income as adjusted to exclude acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, tax indemnifications and the income tax effects of these adjustments;

•
Non-GAAP earnings per share-diluted, which is defined as earnings per share-diluted as adjusted to exclude the per share impact of acquisition, integration and restructuring expenses, legal settlements and other, net, acquisition-related intangible assets amortization expense, tax indemnifications and the income tax effects of these adjustments.

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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statement of Income as a percentage of net sales:

	Three months ended April 30,
	2020	2019
Net sales	100.00%	100.00%
Cost of products sold	93.50	93.94
Gross profit	6.50	6.06
Operating expenses:
Selling, general and administrative expenses	5.23	4.82
Acquisition, integration and restructuring expenses	0.22	0.08
	5.45	4.90
Operating income	1.05	1.16
Interest expense	0.21	0.31
Other expense (income), net	0.10	(0.01)
Income before income taxes	0.74	0.86
Provision for income taxes	0.15	0.20
Net income	0.59%	0.66%

NET SALES

The following table summarizes our net sales and change in net sales by geographic region for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,		Change
	2020	2019	$	%
(in millions)
Consolidated net sales, as reported	$8,175	$8,406	$(231)	(2.7)%
Impact of changes in foreign currencies	175	—	175
Consolidated net sales, as adjusted	$8,350	$8,406	$(56)	(0.7)%

Americas net sales, as reported	$3,945	$3,789	$156	4.1%
Impact of changes in foreign currencies	25	—	25
Americas net sales, as adjusted	$3,970	$3,789	$181	4.8%

Europe net sales, as reported	$3,971	$4,309	$(338)	(7.8)%
Impact of changes in foreign currencies	138	—	138
Europe net sales, as adjusted	$4,109	$4,309	$(200)	(4.6)%

Asia-Pacific net sales, as reported	$259	$308	$(49)	(15.9)%
Impact of changes in foreign currencies	12	—	12
Asia-Pacific net sales, as adjusted	$271	$308	$(37)	(12.0)%

QUARTERLY COMMENTARY

AMERICAS

•
The increase in Americas net sales, as adjusted, of $181 million is primarily due to growth in personal computer systems, including increased customer demand related to remote workforce enablement as a result of COVID-19. Net sales also increased due to the acquisition of DLT in November 2019. The increase in net sales was partially offset by a decrease in data center products, including impacts due to COVID-19, coupled with portfolio optimization actions which reduced total Americas net sales by approximately 2 percent.

EUROPE

•
The decrease in Europe net sales, as adjusted, of $200 million is primarily due to portfolio optimization actions which reduced total Europe net sales by approximately 3 percent, a decline in mobility products, as well as a decrease in data center products including impacts due to COVID-19. The decrease in net sales was partially offset by growth in personal computer systems, including increased customer demand related to remote workforce enablement as a result of COVID-19. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

ASIA-PACIFIC

•
The decrease in Asia-Pacific net sales, as adjusted, of $37 million is primarily due to a decrease in data center products, including portfolio optimization actions which reduced total Asia-Pacific net sales by approximately 12 percent and impacts due to COVID-19.

MAJOR VENDORS

The following table provides a comparison of net sales generated from products purchased from vendors that exceeded 10% of our consolidated net sales for the three months ended April 30, 2020 and 2019 (as a percent of consolidated net sales):

	Three months ended April 30,
	2020	2019
Apple, Inc.	14%	13%
Cisco Systems, Inc.	12%	11%
HP Inc.	11%	10%
There were no customers that exceeded 10% of our consolidated net sales for the three months ended April 30, 2020 and 2019.

GROSS PROFIT
The following tables provide a comparison of our gross profit and gross profit as a percentage of net sales for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,		Change
	2020	2019	$	%
(in millions)
Gross profit, as reported	$531.7	$509.4	$22.3	4.4%
Impact of changes in foreign currencies	11.6	—	11.6
Gross profit, as adjusted	$543.3	$509.4	$33.9	6.7%

The increase in gross profit, as adjusted, of $33.9 million and gross profit as a percentage of net sales, as reported, of 44 basis points is primarily due to lower inventory losses and the impact of the acquisition of DLT.

OPERATING EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The following table provides a comparison of our selling, general and administrative expenses for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,		Change
	2020	2019	$	%
(in millions)
SG&A, as reported	$427.9	$405.5	$22.4	5.5%
Impact of changes in foreign currencies	9.8	—	9.8
SG&A, as adjusted	$437.7	$405.5	$32.2	7.9%

SG&A as a percentage of net sales, as reported	5.23%	4.82%		41 bps

The increase in SG&A, as adjusted, and SG&A as a percentage of net sales is primarily due to increased payroll costs, including the impact of the acquisition of DLT, and higher credit costs.

ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES
Acquisition, integration and restructuring expenses are primarily comprised of costs related to the Global Business Optimization Program which was initiated in fiscal 2019, the proposed Merger and the fiscal 2020 acquisition of DLT.
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
Restructuring expenses related to the GBO Program are comprised of the following:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2020	2019
(in millions)
Severance costs	$1.4	$4.1	$39.8
Professional services and other costs	0.3	2.1	21.8
Total	$1.7	$6.2	$61.6
Restructuring expenses related to the GBO Program by segment are as follows:

	Three months ended April 30,		Cumulative Amounts Incurred to Date
	2020	2019
(in millions)
Americas	$1.0	$2.9	$21.0
Europe	(0.2)	3.0	37.2
Asia-Pacific	0.9	0.3	3.4
Total	$1.7	$6.2	$61.6
Pending Merger and DLT Acquisition
During the three months ended April 30, 2020, we incurred professional services and other transaction related costs of $15.1 million related to the proposed Merger and $0.9 million related to the acquisition of DLT. The costs are primarily related to professional services fees for operational, tax, legal and other consulting services.

OPERATING INCOME
CONSOLIDATED RESULTS
The following tables provide an analysis of GAAP operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of GAAP operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,
	2020	2019
(in millions)
Operating income	$86.1	$97.6
Acquisition, integration and restructuring expenses	17.7	6.2
Legal settlements and other, net	—	(0.3)
Acquisition-related intangible assets amortization expense	24.5	21.0
Tax indemnifications	0.6	0.3
Non-GAAP operating income	$128.9	$124.8

CONSOLIDATED COMMENTARY

•
The decrease in GAAP operating income of $11.5 million is primarily due to an increase in acquisition, integration and restructuring expenses, payroll costs and credit costs, partially offset by lower inventory losses.

•	The increase in non-GAAP operating income of $4.1 million is primarily due to lower inventory losses, partially offset by an increase in payroll costs and credit costs.

AMERICAS

	Three months ended April 30,
	2020	2019
(in millions)
Operating income - Americas	$49.8	$68.6
Acquisition, integration and restructuring expenses	17.0	2.9
Legal settlements and other, net	—	(0.3)
Acquisition-related intangible assets amortization expense	16.9	13.5
Non-GAAP operating income - Americas	$83.7	$84.7

AMERICAS COMMENTARY

•
The decrease in GAAP operating income of $18.8 million is primarily due to an increase in acquisition, integration and restructuring expenses, payroll costs and credit costs, partially offset by lower inventory losses.

•	The decrease in non-GAAP operating income of $1.0 million is primarily due to an increase in payroll costs and credit costs, partially offset by lower inventory losses.

EUROPE

	Three months ended April 30,
	2020	2019
(in millions)
Operating income - Europe	$45.9	$36.4
Acquisition, integration and restructuring expenses	(0.2)	3.0
Acquisition-related intangible assets amortization expense	6.3	6.2
Non-GAAP operating income - Europe	$52.0	$45.6

EUROPE COMMENTARY

•
The increases in both GAAP operating income and non-GAAP operating income of $9.5 million and $6.4 million, respectively, are primarily due to lower inventory losses, partially offset by an increase in payroll costs.

ASIA-PACIFIC

	Three months ended April 30,
	2020		2019
	$ in millions	as a % of net sales	$ in millions	as a % of net sales
Operating (loss) income - Asia-Pacific	$(3.3)	(1.25)%	$0.9	0.28%
Acquisition, integration and restructuring expenses	0.9		0.3
Acquisition-related intangible assets amortization expense	1.3		1.3
Tax indemnifications	0.6		0.3
Non-GAAP operating (loss) income - Asia-Pacific	$(0.5)	(0.19)%	$2.8	0.91%

ASIA-PACIFIC COMMENTARY

•
The decreases in both GAAP operating income and non-GAAP operating income of $4.2 million and $3.3 million, respectively, are primarily due to a decrease in net sales volume, including impacts from COVID-19.

OPERATING INCOME BY REGION
We do not consider stock-based compensation expenses in assessing the performance of our operating segments, and therefore we report stock-based compensation expenses separately. The following table reconciles our operating income by geographic region to our consolidated operating income:

	Three months ended April 30,
	2020	2019
(in millions)
Americas	$49.8	$68.6
Europe	45.9	36.4
Asia-Pacific	(3.3)	0.9
Stock-based compensation expense	(6.3)	(8.3)
Operating income	$86.1	$97.6

INTEREST EXPENSE
Interest expense decreased by $9.2 million to $17.0 million in the first quarter of fiscal 2021 compared to $26.3 million in the first quarter of fiscal 2020, primarily due to lower interest rates and average borrowings on our credit facilities and a benefit of $3 million related to our net investment hedges (see further discussion in Note 8 of Notes to Consolidated Financial Statements).

OTHER EXPENSE (INCOME), NET
"Other expense (income), net," consists primarily of gains and losses on the investments contained within life insurance policies used to fund our nonqualified deferred compensation plan, interest income, discounts on the sale of accounts receivable and net foreign currency exchange gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions. "Other expense (income), net," increased to $8.9 million of expense in the first quarter of fiscal 2021 compared to $0.7 million of income in the first quarter of the prior year, primarily due to a decline in the fair value of the investments contained within life insurance policies and increased hedging costs. The losses on investments are substantially offset in our payroll costs which are reflected in SG&A as part of operating income.

PROVISION FOR INCOME TAXES
The following table provides a comparison of our provision for income taxes and our effective tax rate for the three months ended April 30, 2020 and 2019:

	Three months ended April 30,
	2020	2019
Effective tax rate	20.1%	23.1%
The decrease in the effective tax rate for the three months ended April 30, 2020, as compared to the prior year, is primarily due to higher excess tax benefits related to stock-based compensation. The decrease in the absolute dollar value of the provision for income taxes for the three months ended April 30, 2020, as compared to the prior year, is primarily due a decrease in taxable earnings.

NET INCOME AND EARNINGS PER SHARE-DILUTED
The following table provides an analysis of GAAP and non-GAAP net income and earnings per share-diluted as well as a reconciliation of results recorded in accordance with GAAP and non-GAAP financial measures for the three months ended April 30, 2020 and 2019 ($ in millions, except per share data):

CONSOLIDATED GAAP TO NON-GAAP RECONCILIATION
	Net Income		Earnings per Share-Diluted
Three months ended April 30:	2020	2019	2020	2019
(in millions, except per share data)
GAAP results	$48.1	$55.4	$1.34	$1.49
Acquisition, integration and restructuring expenses	17.7	6.2	0.49	0.17
Legal settlements and other, net	—	(0.3)	—	(0.01)
Acquisition-related intangible assets amortization expense	24.5	21.0	0.68	0.56
Tax indemnifications	0.6	0.3	0.02	0.01
Income tax effect of tax indemnifications	(0.6)	(0.3)	(0.02)	(0.01)
Income tax effect of other adjustments above	(10.2)	(6.4)	(0.29)	(0.17)
Non-GAAP results	$80.1	$75.9	$2.22	$2.04

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity and capital resources includes an analysis of our cash flows and capital structure for all periods presented.

CASH FLOWS

The following table summarizes our Consolidated Statement of Cash Flows:

Three months ended April 30:	2020	2019
(in millions)
Net cash (used in) provided by:
Operating activities	$(7.7)	$63.2
Investing activities	24.1	(15.8)
Financing activities	(7.3)	(35.8)
Effect of exchange rate changes on cash and cash equivalents	(21.5)	(13.2)
Net decrease in cash and cash equivalents	$(12.4)	$(1.6)

As a distribution company, our business requires significant investment in working capital, particularly accounts receivable and inventory, partially financed through our accounts payable to vendors. An important driver of our operating cash flows is our cash conversion cycle (also referred to as “net cash days”). Our net cash days are defined as days of sales outstanding in accounts receivable ("DSO") plus days of supply on hand in inventory ("DOS"), less days of purchases outstanding in accounts payable ("DPO"). The following tables present the components of our cash conversion cycle, in days, as of April 30, 2020 and 2019, and January 31, 2020 and 2019:

As of:	April 30, 2020	January 31, 2020	As of:	April 30, 2019	January 31, 2019
DSO	60	54	DSO	59	54
DOS	36	29	DOS	38	31
DPO	(76)	(68)	DPO	(78)	(70)
Net cash days	20	15	Net cash days	19	15

The net decrease in cash provided by operating activities of $70.9 million is primarily due to the impact of changes in working capital. The increase in cash provided by investing activities of $39.9 million is primarily due to $44.4 million of proceeds from the settlement of our net investment hedges. The decrease in cash used in financing activities of $28.5 million is primarily due to the suspension of our share repurchase program pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds.

CAPITAL RESOURCES AND DEBT COMPLIANCE

Our debt to total capital ratio was 32% at April 30, 2020. As part of our capital structure and to provide us with significant liquidity, we have a diverse range of financing facilities across our geographic regions with various financial institutions. Also providing us liquidity are our cash and cash equivalents balances across our regions which are deposited and/or invested with various financial institutions. We are exposed to risk of loss on funds deposited with these financial institutions; however, we monitor our financing and depository financial institution partners regularly for credit quality. Our liquidity is subject to many factors, including the potential impact of the COVID-19 pandemic on financial markets; however, we believe that our existing sources of liquidity, including our financing facilities, trade credit from vendors, cash resources, as well as cash expected to be provided by operating activities will be sufficient to meet our working capital needs and cash requirements for at least the next 12 months.

The Company currently has sufficient resources, cash flows and liquidity within the U.S. to fund current and expected future working capital requirements. However, future repatriation of foreign cash will be considered to the extent the funds can be remitted with no material tax consequences. Any future remittances of foreign cash could be subject to additional foreign withholding tax, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects.

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

On March 10, 2020, Tiger Merger Sub Co., an affiliate of certain investment funds managed by affiliates of Apollo, launched an offer to purchase for cash any and all of our outstanding 3.70% Senior Notes and any and all of our outstanding 4.95% Senior Notes and a consent solicitation to amend the indenture and global securities establishing the 3.70% Senior Notes and the 4.95% Senior Notes to (i) eliminate the requirement to make a “change of control” offer in connection with the proposed merger of Tiger Merger Sub Co. into the Company pursuant to the Merger Agreement and (ii) make certain other customary changes for a privately-held company to the “change of control” provisions (the “Proposed Amendments”). Concurrently with, but separate from, the aforementioned offer to purchase and consent solicitation, Tiger Merger Sub Co. launched a consent solicitation for the Proposed Amendments for holders of the 4.95% Senior Notes. On March 24, 2020, Tiger Merger Sub Co. announced that the requisite more than 50% of consents were received to adopt the Proposed Amendments. The aforementioned consent solicitations were conducted by Tiger Merger Sub Co. pursuant to the terms of, and subject to the conditions set forth in, the offer to purchase and consent solicitation statement, dated March 10, 2020 (the “Offer to Purchase and Consent Solicitation”), and the separate consent solicitation statement, dated March 10, 2020 (the “4.95% Consent Solicitation” and, together with the Offer to Purchase and Consent Solicitation, the “Offer to Purchase and Consent Solicitation Statements”). On March 24, 2020, we entered into a Supplemental Indenture with respect to the Indenture and Global Security for the 3.70% Senior Notes (the “3.70% Supplemental Indenture”) and a Supplemental Indenture with respect to the Indenture and Global Security for the 4.95% Senior Notes (the “4.95% Supplemental Indenture” and, together with the 3.70% Supplemental Indenture, the “Supplemental Indentures”) effecting the Proposed Amendments.

The Proposed Amendments implemented by the Supplemental Indentures will become operative with respect to the 2017 Senior Notes only at such time as the following conditions are satisfied or otherwise waived, if applicable, by Tiger Merger Sub Co.: (1) the 2017 Senior Notes that are validly tendered (and not validly withdrawn) have been accepted for purchase by Tiger Merger Sub Co. in accordance with the terms of the Offer to Purchase and Consent Solicitation Statements (and, in the case of the 4.95% Senior Notes, when Tiger Merger Sub Co. provides notice that it will pay the consent fee as part of the 4.95% Consent Solicitation) and (2) the other conditions to the consent solicitations set forth in the Offer to Purchase and Consent Solicitation Statements, including the substantially concurrent consummation of the Merger, have been satisfied.

Other credit facilities

We have a $1.5 billion revolving credit facility with a syndicate of banks (the “Credit Agreement”) which, among other things, provides for (i) a maturity date of May 15, 2024, (ii) an interest rate on borrowings, facility fees and letter of credit fees based on the Company’s debt rating, (iii) the ability to increase the facility to a maximum of $1.75 billion, subject to certain conditions and (iv) certain subsidiaries of the Company to be designated as borrowers. The applicable borrower will pay interest on advances under the Credit Agreement based on LIBOR (or similar interbank offered rates depending on currency draw) plus a predetermined margin that is based on our debt rating. Our borrowings under the Credit Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Credit Agreement at April 30, 2020 and January 31, 2020.

On August 2, 2019, we entered into a term loan credit agreement (the “2019 Term Loan Credit Agreement”) which, among other things, (i) provides for a $300 million term loan credit facility with a maturity date of August 2, 2021, (ii) provides for an interest rate on the outstanding principal amount of the loan that is based on LIBOR plus a predetermined margin, and (iii) may be increased up to a total of $500 million, subject to certain conditions. We had $300 million outstanding under the 2019 Term Loan Credit Agreement at both April 30, 2020 and January 31, 2020.

We also have an agreement with a syndicate of banks (the "Receivables Securitization Program") that allows us to transfer an undivided interest in a designated pool of U.S. accounts receivable, on an ongoing basis, to provide collateral for borrowings up to a maximum of $1.0 billion. The scheduled termination date of the agreement is April 16, 2021. Under this program, we transfer certain U.S. trade receivables into a wholly-owned bankruptcy remote special purpose entity. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.6 billion at both April 30, 2020 and January 31, 2020. As collections reduce accounts receivable balances included in the collateral pool, we may transfer interests in new receivables to bring the amount available to be borrowed up to the maximum. We pay interest on advances under the Receivables Securitization Program at designated commercial paper or LIBOR-based rates plus an agreed-upon margin. Our borrowings under the Receivables Securitization Agreement vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the Receivables Securitization Program at April 30, 2020 and January 31, 2020.

In addition to the facilities described above, we have various other committed and uncommitted lines of credit, short-term loans and overdraft facilities totaling approximately $458.2 million at April 30, 2020 to support our operations. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal, which may be impacted by the COVID-19 pandemic. Our borrowings under these facilities vary within the period primarily based on changes in our working capital. There was $104.6 million outstanding on these facilities at April 30, 2020, at a weighted average interest rate of 6.17%, and there was $108.4 million outstanding at January 31, 2020, at a weighted average interest rate of 6.79%.

At April 30, 2020, we had also issued standby letters of credit of $39.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The issuance of certain of these letters of credit reduces the Company's borrowing availability under certain of the above-mentioned credit facilities.

Certain of our credit facilities contain limitations on the amounts of annual dividends and repurchases of common stock and require compliance with other obligations, warranties and covenants. The financial ratio covenants within these credit facilities include a maximum total leverage ratio and a minimum interest coverage ratio. At April 30, 2020, we were in compliance with all such financial covenants.

Accounts receivable purchase agreements

We have uncommitted accounts receivable purchase agreements under which certain accounts receivable may be sold, without recourse, to third-party financial institutions. Under these programs, we may sell certain accounts receivable in exchange for cash less a discount, as defined in the agreements. Available capacity under these programs, which we use as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables which may be impacted by the COVID-19 pandemic. In addition, certain of these agreements also require that we continue to service, administer and collect the sold accounts receivable. At April 30, 2020 and January 31, 2020, we had a total of $569.0 million and $739.2 million, respectively, of accounts receivable sold to and held by financial institutions under these agreements. During the three months ended April 30, 2020 and 2019, discount fees recorded under these facilities were $3.1 million and $3.7 million, respectively. These discount fees are included as a component of "other expense (income), net" in our Consolidated Statement of Income.

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

We repurchased 345,927 shares of our common stock at a cost of $35.7 million during the three months ended April 30, 2019. As of April 30, 2020, we had $222.8 million available for future repurchases of our common stock under the authorized share repurchase program. Pursuant to the terms of the Merger Agreement with the affiliates of Apollo Funds, we suspended our share repurchase program as of November 13, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as presented below, there have been no material changes to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020.
Accounts Receivable
We maintain an allowance for credit losses related to accounts receivable for future expected credit losses resulting from the inability or unwillingness of our customers to make required payments. In estimating the required allowance, we take into consideration historical credit losses, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of Notes to Consolidated Financial Statements for the discussion on recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
For a description of the Company’s market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
No material changes have occurred in our market risks since January 31, 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Tech Data’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of April 30, 2020. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
In December 2010, in a non-unanimous decision, a Brazilian appellate court overturned a 2003 trial court which had previously ruled in favor of our Brazilian subsidiary related to the imposition of certain taxes on payments abroad related to the licensing of commercial software products, commonly referred to as “CIDE tax.” We estimate the total exposure related to the CIDE tax, including interest, was approximately $14.3 million at April 30, 2020. The Brazilian subsidiary has appealed the unfavorable ruling to the Supreme Court and Superior Court, Brazil's two highest appellate courts. Based on the legal opinion of outside counsel, we believe that the chances of success on appeal of this matter are favorable and the Brazilian subsidiary intends to vigorously defend its position that the CIDE tax is not due. However, due to the lack of predictability of the Brazilian court system, we have concluded that it is reasonably possible that the Brazilian subsidiary may incur a loss up to the total exposure described above. We believe the resolution of this litigation will not be material to the Company’s consolidated net assets or liquidity.
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., for which we are a distributor. In March 2020, the Competition Authority imposed fines on us, on another distributor, and on Apple, finding that we entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on us was €76 million. We have vigorously contested the arguments of the Competition Authority, and we intend to appeal its determination to the French courts, seeking to set aside or reduce the fine. We believe we have strong arguments on appeal, but we are unable to predict the outcome, among other reasons because of the novelty of the case and the unprecedented size of the fines imposed for this kind of practice, or how long it will take to achieve a final resolution. Under French law, however, the pendency of our appeal does not suspend the obligation to pay the fine, and we expect that we will be required to pay the full fine assessed by the Competition Authority before our appeal is finally determined. At this time, we cannot reasonably estimate the amount of loss in these proceedings and therefore have not accrued for any loss.
We are subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those incorporated by reference in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020. Except as presented below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2020.

The COVID-19 pandemic may negatively impact our business operations and financial results.

In March 2020, the World Health Organization declared the outbreak of the 2019 novel coronavirus (COVID-19) a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, and impacting customer demand including changes in the mix of demand for products within our portfolio. COVID-19 has also impeded global supply chains, including our own. Our suppliers are experiencing delays in the production and export of their products and failure to obtain adequate product supplies from our vendors may result in a loss of revenue and profitability. We have also experienced impacts to our freight and logistic operations, including increased costs. Additionally, we may need to close logistics centers for a period of time as a result of government mandates or self-imposed health and safety initiatives. While we have initiated short-term measures to address delays in our supply chain, including advance purchases, such measures may not be sufficient to fully mitigate the effects of the COVID-19 pandemic, and such steps may negatively impact our financial condition.

The potential impact of the COVID-19 pandemic on financial and credit markets, including impacts on the ability of our customers to obtain access to sources of liquidity, heightens the risk of customer bankruptcies and delays in payment which could result in increased credit losses. Future deterioration in the credit markets could result in reduced availability of credit insurance to cover customer accounts. This, in turn, may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales, gross profits and net income.

Our business requires substantial capital to operate. We have historically relied upon cash generated from operations, bank credit lines, trade credit from vendors and accounts receivable purchase agreements to satisfy our capital needs and to finance growth. Significant changes in vendor payment terms or payment arrangements due to the COVID-19 pandemic could negatively impact our liquidity and financial condition. We have various committed and uncommitted lines of credit, short-term loans and overdraft facilities which are provided on an unsecured, short-term basis and are reviewed periodically for renewal, which may be impacted by the COVID-19 pandemic. Additionally, financial institutions' willingness to purchase receivables under accounts receivable purchase agreements may be impacted by the COVID-19 pandemic.

We cannot at this time accurately predict what effects these conditions will have on our operations and financial condition, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity and duration of the pandemic, the effect on our customers and customer demand and the length of the restrictions and closures imposed by various governments; however, we expect to see a negative impact to our revenue and earnings from the COVID-19 pandemic in the second quarter, which may continue into the third quarter or beyond.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
Not applicable.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

(a)	Exhibits

2-1(3)	Agreement and Plan of Merger, dated as of November 12, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

2-2(4)	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 27, 2019, by and among Tech Data Corporation, Tiger Midco, LLC and Tiger Merger Sub Co.

3-1(2)	Amended and Restated Articles of Incorporation of Tech Data Corporation filed on June 4, 2014 with the Secretary of the State of Florida

3-2(2)	Bylaws of Tech Data Corporation as adopted by the Board of Directors and approved by the Shareholders on June 4, 2014

10-1(1)	Amendment No. 1 to Term Loan Credit Agreement, dated as of April 29, 2020

10-2(1)	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement, dated as of April 29, 2020

10-3(1)	Second Amendment to the Amended and Restated Transfer and Administration Agreement, dated as of April 23, 2020

31-A(1)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31-B(1)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32-A(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32-B(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(5),(6)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheet as of April 30, 2020 and January 31, 2020; (ii) Consolidated Statement of Income for the three months ended April 30, 2020 and 2019; (iii) Consolidated Statement of Comprehensive (Loss) Income for the three months ended April 30, 2020 and 2019; (iv) Consolidated Statement of Shareholders' Equity for the three months ended April 30, 2020 and 2019 (v) Consolidated Statement of Cash Flows for the three months ended April 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, detail tagged.

104(5)	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

(1)	Filed herewith.

(2)	Incorporated by reference to the Exhibits included in the Company’s Form 10-Q for the quarter ended April 30, 2014, File No. 0-14625.

(3)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 12, 2019, File No. 0-14625.

(4)	Incorporated by reference to the Exhibits included in the Company’s Form 8-K dated November 27, 2019, File No. 0-14625.

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
TECH DATA CORPORATION
            (Registrant)

Signature	Title	Date

/s/ RICHARD T. HUME	Chief Executive Officer, Director (principal executive officer)	June 3, 2020
Richard T. Hume

/s/ CHARLES V. DANNEWITZ	Executive Vice President, Chief Financial Officer (principal financial officer)	June 3, 2020
Charles V. Dannewitz